Form 10-Q
period 1995-03-31
ICO INC
filed 1995-05-11
CIK 353567

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q
                              _________

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1995

                                 OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                   Commission File Number 0-10068

                              ICO, Inc.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)

            Texas                     75-1619554
   ________________________       _________________________
   (State of incorporation)      (IRS Employer
                                 Identification Number)


   100 Glenborough Drive, Suite 250, Houston, Texas       77067
   ________________________________________________    __________
     (Address of principal executive offices)          (Zip Code)


                           (713) 872-4994
                         __________________
                         (Telephone Number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X      NO
                            ____        ____

          Common stock, without par value: 8,701,240 shares outstanding as of May 1, 1995

                              ICO, INC.

                 INDEX TO QUARTERLY REPORT FORM 10-Q

   Part I.   Financial Information                           Page

        Item 1.   Financial Statements

                  Consolidated Statements of
                  Operations for the Three
                  Months and Six Months Ended
                  March 31, 1995 and 1994  . . . . . . . . . .  2

                  Consolidated Balance Sheets as
                  of March 31, 1995 and
                  September 30, 1994 . . . . . . . . . . . . .  3

                  Consolidated Statements of Cash
                  Flows for the Six Months Ended
                  March 31, 1995 and 1994  . . . . . . . . . .  5

                  Notes to Consolidated Financial Statements .  7

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . .  8

   Part II. Other Information

        Item 1.   Legal Proceedings
                  (no response required) . . . . . . . . . .   -

        Item 2.   Changes in Securities
                  (no response required) . . . . . . . . . .   _

        Item 3.   Defaults upon Senior Securities
                  (no response required) . . . . . . . . . .   -

        Item 4.   Submission of Matters to a Vote of Security
                  Holders (no response required) . . . . . .   -

        Item 5.   Other Information (no response required) .   -

        Item 6.   Exhibits and Reports on Form 8-K
                  (no response required) . . . . . . . . . .   -

                              ICO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                             (unaudited)

                                  Three Months Ended       Six Months Ended
                                        March 31,              March 31,
                               ______________________  _________________________

                                 1995        1994         1995          1994
                               __________  __________  ___________  ____________


   Revenues:
     Exploration services      $7,669,000  $6,950,000  $15,089,000 $13,985,000
     Production services        4,880,000   4,313,000    9,478,000   9,303,000
     Corrosion Control services 4,638,000   2,848,000    8,847,000   6,428,000
     Product sales              3,081,000   2,863,000    5,898,000   6,249,000
     Other sales and services     588,000     490,000    1,779,000     490,000
                               ___________ ___________  ___________ ___________

                               20,856,000  17,464,000   41,091,000  36,455,000
                               ___________ ___________  ___________ ___________

   Cost and expenses:
     Cost of sales and
       services                14,108,000  13,021,000   28,400,000  26,430,000
     Selling, general and
       administrative           4,513,000   3,506,000    8,280,000   7,147,000
     Depreciation and
       amortization             1,245,000   1,006,000    2,468,000   1,957,000
     Interest, net               (332,000)   (164,000)    (614,000)      3,000
                               ___________ ___________  ___________ ___________

                               19,534,000  17,369,000   38,532,000  35,537,000
                               ___________ ___________  ___________ ___________
   Income before taxes and
    extraordinary item          1,322,000      95,000    2,557,000     918,000

   Federal income taxes           148,000          __      178,000          __
                               ___________ ___________  ___________ ___________

   Income before
     extraordinary item         1,174,000      95,000    2,379,000     918,000

   Extraordinary item -
     loss on extinguishment
     of debt                           __          __           __  (1,371,000)
                               ___________ ___________  ___________ ___________

   Net income (loss)          $ 1,174,000 $    95,000  $ 2,379,000 $(  453,000)
                               ___________ ___________  ___________ ___________
                               ___________ ___________  ___________ ___________

   Earnings (loss) per common
     and common equivalent share:
     Income before extraordinary
       item                        $  .07     $  (.06)      $  .15     $   .02
     Extraordinary item                __          __           __        (.17)
                               ___________ ___________  ___________ ___________

   Net income (loss)               $  .07     $  (.06)      $  .15      $ (.15)
                               ___________ ___________  ___________ ___________
                               ___________ ___________  ___________ ___________

   Weighted average shares
     outstanding                8,648,218   8,091,243    8,628,984   7,921,856
                               ___________ ___________  ___________ ___________
                               ___________ ___________  ___________ ___________

           The accompanying notes are an integral part of these financial statements

                              ICO, INC.
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS

                             (unaudited)



                                     March 31,    September 30,
                                       1995           1994
                                   ___________    _____________

   Current assets:
     Cash and cash equivalents      $25,865,000    $24,763,000
     Trade receivables
       (less allowance for doubtful
        accounts of $531,000 and
        $576,000)                    15,398,000     14,307,000
     Inventories                      4,766,000      4,642,000
     Prepaid expenses and other       2,853,000      3,253,000
                                   _____________  _____________

          Total current assets       48,882,000     46,965,000
                                   _____________  _____________


   Property, plant and equipment,
     at cost                         81,290,000     76,374,000
     Less - accumulated
     depreciation and amortization  (51,202,000)   (48,861,000)
                                   _____________  _____________

                                     30,088,000     27,513,000
                                   _____________  _____________

   Other assets:
     Goodwill, net                    3,946,000      3,663,000
     Patents and licenses, net          247,000        264,000
     Other                              734,000        564,000
                                   _____________  _____________

                                    $83,897,000    $78,969,000
                                   _____________  _____________
                                   _____________  _____________


           The accompanying notes are an integral part of these financial statements

                              ICO, INC.

                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY

                             (unaudited)


                                      March 31,   September 30,
                                        1995          1994
                                   _____________  ______________

   Current liabilities:
     Current portion of
       long-term debt               $   483,000    $   437,000
     Accounts payable                 7,014,000      5,122,000
     Accrued salaries and wages         562,000        553,000
     Accrued expenses                 4,092,000      3,197,000
                                   _____________  _____________

        Total current liabilities    12,151,000      9,309,000
                                   _____________  _____________

   Long-term debt, net of
     current portion                    926,000        456,000
                                   _____________  _____________


   Stockholders' equity:
     Preferred stock, without par
       value - 500,000 shares
       authorized; 322,500 and 0
       shares issued, respectively,
       with a liquidation preference
       of $32,250,000 and 0,
       respectively                      13,000         13,000
     Common stock, without par value
       - 50,000,000 shares
       authorized; 8,696,240 and
       8,551,574 shares issued,
       respectively                  33,848,000     33,394,000
     Additional paid-in capital      56,106,000     56,053,000
     Accumulated deficit            (19,147,000)   (20,256,000)
                                   _____________  _____________

                                     70,820,000     69,204,000
                                   _____________  _____________


                                    $83,897,000    $78,969,000
                                   _____________  _____________
                                   _____________  _____________

           The accompanying notes are an integral part of these financial statements

                              ICO, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)


                                          Six Months Ended
                                              March 31,
                                    ___________________________

                                         1995          1994
                                    ____________   ____________


   Increase (decrease) in cash and
     cash equivalents:

   Cash flows from operating
    activities:
     Cash received from customers   $40,478,000    $35,747,000
     Cash paid to suppliers and
       employees                    (34,315,000)   (34,730,000)
     Interest received (paid)           610,000       (328,000)
                                   _____________  _____________


     Net cash provided by (used
       for) operating activities      6,773,000        689,000

   Cash flows from investing
    activities:
     Capital expenditures            (3,604,000)    (2,839,000)
     Acquisitions                      (922,000)    (1,996,000)
     Proceeds from dispositions of
       property, plant and equipment      1,000          6,000
                                   _____________  _____________

     Net cash provided by (used
       for) investing
       activities                    (4,525,000)    (4,829,000)
                                   _____________  _____________

   Cash flows from financing
    activities:
     Net proceeds from sale of stock    121,000     31,302,000
   Payment of dividends on
     preferred stock                 (1,088,000)      (738,000)
   Current maturities and
    long-term debt:
      Additions                         142,000             --
      Reductions                       (321,000)   (10,283,000)
                                   _____________  _____________

   Net cash provided by (used for)
     financing activities            (1,146,000)    20,281,000
                                   _____________  _____________


   Net increase (decrease) in cash    1,102,000     16,141,000

   Cash and cash equivalents at
     beginning of period             24,763,000      9,450,000
                                   _____________  _____________

   Cash and cash equivalents at
     end of period                  $25,865,000    $25,591,000
                                   _____________  _____________
                                   _____________  _____________

   (continued on next page)


           The accompanying notes are an integral part of these financial statements

   (continued from prior page)



                                          Six Months Ended

                                               March 31,
                                    ___________________________

                                         1995          1994
                                     ___________   ____________


   Reconciliation of net income (loss)
     to net cash provided by (used for)
     operating activities:

   Net income (loss)                 $2,379,000      $(453,000)
                                   _____________  _____________

   Adjustments:
     Depreciation and amortization    2,468,000      1,957,000
     Loss on extinguishment of debt          --      1,371,000
     Interest not paid
       (paid not expensed)                   --       (325,000)
     Change in assets and
      liabilities:
       Receivables                     (665,000)      (708,000)
       Inventories                     (108,000)    (1,396,000)
       Prepaid expenses                 161,000       (490,000)
       Other assets                    (146,000)        68,000
       Accounts payable               1,790,000         (6,000)
       Accrued expenses                 894,000        671,000
                                   _____________  _____________

            Total adjustments         4,394,000      1,142,000
                                   _____________  _____________

   Net cash provided by (used for)
     operating activities           $ 6,773,000   $    689,000
                                   _____________  _____________
                                   _____________  _____________

   Non-cash investing and
     financing activities:
   Non-cash aspects of acquisitions
     Liabilities assumed or
       incurred                      $  308,000    $ 1,691,000
     Common stock issued                333,000      1,558,000
     Assets acquired by
       incurring directly
       related liabilities              500,000        450,000


           The accompanying notes are an integral part of these financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (unaudited)


   NOTE 1.   BASIS OF FINANCIAL STATEMENTS
             _____________________________

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the ICO, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1995, the results of its operations for the three months and six months ended March 31, 1995 and 1994 and the changes in its cash position for the six months ended March 31, 1995 and 1994. Results of operations for the three month and six month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


   NOTE 2.   EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY
             __________________________________________________

   Cumulative foreign currency translation adjustment of $182,000 has been included in accumulated deficit.

   Earnings (loss) per share is based on earnings (loss) applicable to common shareholders and is calculated using the weighted-average number of common and common equivalent shares outstanding including stock options and warrants which had a dilutive effect at March 31, 1994. At March 31, 1995 outstanding options and warrants had no dilutive effect. Reacquired shares are excluded from the weighted average calculation from the date of their acquisition.

   In March 1995 the Company acquired substantially all of the operational assets (excluding real estate) of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $616,000, excluding acquisitions costs, consisting of approximately $574,000 cash and a $42,000 note. The Company accounted for this acquisition under the purchase method of accounting. For the year ended June 30, 1994, (unaudited) Kebco generated revenues of approximately $730,000 and net income of approximately $37,000.

   NOTE 4.   CONDENSED PRO FORMA INFORMATION
             _______________________________

   In November 1993 the Company acquired substantially all of the property, plant and equipment of Tubular Ultrasound Corporation, Inc. ("TUC"). In February 1994 the Company purchased all of the outstanding capital stock of Shearer Supply Ltd. ("Shearer"). In April 1994, the Company acquired all of the outstanding capital stock of Permian Enterprises, Inc. ("Permian") and Frontier Inspection Services, Inc. ("Frontier"). In October 1994 the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W"). The following condensed unaudited pro forma combined results of operations have been presented as if the acquisitions of TUC, Shearer, Permian, Frontier, B&W and Kebco had occurred on the first day of the indicated period.


                                                    Pro Forma
                                _______________________________________________
                                    Three Months Ended       Six Months Ended
                                          March 31,              March 31,
                                 ______________________  ______________________

                                    1995        1994         1995        1994
                                __________  __________  ___________  __________

   Revenues                    $20,947,00  $21,425,000  $41,320,000 $43,936,000
   Income before
     extraordinary items        1,197,000      679,000    2,436,000   1,809,000
   Income before
     extraordinary items
     per common share                 .08         $.02         $.16        $.13


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
             _________________________________________________

   Liquidity and Capital Resources:

   In March 1995 the Company acquired substantially all of the operational assets (excluding real estate) of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services on oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $616,000, consisting of approximately $574,000 cash and a $42,000 note. The Company accounted for this acquisition under the purchase method of accounting. For the year ended June 30, 1994, (unaudited) Kebco generated revenues of approximately $730,000 and net income of approximately $37,000.

   For the six months ended March 31, 1995 cash provided by operating activities increased $6,084,000 compared to the six months ended March 31, 1994. The increase resulted from net income of $2,379,000 for the six months ended March 31, 1995 compared to a net loss of $453,000 for the six months ended March 31, 1994. Changes in the Company's levels of accounts receivable and accounts payable due to timing of cash receipts and cash disbursements for the six months ended March 31, 1995 also contributed to the increase in cash provided by operating activities. The Company had working capital of $36,731,000 at March 31, 1995.

   Expenditures for property, plant and equipment totaled $2,308,000 during the quarter. Approximately $513,000 of the expenditures for the quarter ended March 31, 1995 related to the Company's new facility in Bakersfield, California. This facility provides sucker rod inspection and reclamation, tubular goods inspection, mobile inspection and Wellhead Scanalog inspection. The expenditures for the quarter included the purchase of the 30-acre facility, building improvements and equipment. The remainder of the expenditures were incurred for major repairs and for enhancement of existing facilities and for manufacture of inspection equipment currently under contract for sale or lease. For the remainder of fiscal 1995 capital expenditures are planned to be approximately $3,800,000 and are expected to be financed through cash generated from operations and existing cash. Estimated capital expenditures have increased primarily due to additional contracts for mill inspection units obtained during the quarter.

   Results of Operations:

   For the six months ended March 31, 1995 the Company had revenues of $41,091,000 compared to $36,455,000 for the six months ended March 31, 1994, an increase of 12.7%. Net income for the six months ended March 31, 1995 was $2,379,000 compared to a net loss of $453,000 for the same period last year. The net loss for the six months ended March 31, 1994 included an extraordinary loss of $1,371,000 resulting from the retirement of indebtedness recorded on the consolidated balance sheet at a discounted value.

   For the three months ended March 31, 1995 the Company had net income of $1,174,000 compared to net income of $95,000 during the corresponding period of the prior year. The Company's earnings before interest, taxes, depreciation and amortization for the quarter ended March 31, 1995 were $2,235,000 compared to $937,000 for the quarter ended March 31, 1994, an increase of 138.5%.

   Revenues increased 19.4% in the three months ended March 31, 1995 as compared to the same period last year from $17,464,000 to $20,856,000. Excluding the effect of acquisitions since January 1994, revenues increased 5.9% despite a drop of 7.9% in the average rig count in the 1995 quarter compared to the 1994 quarter.

   Revenues from exploration services increased $719,000 or 10.3% from the quarter ended March 31, 1994 to the same quarter in 1995. The increase in revenues was primarily due to an increase in mill inspection services relating to additional contracts awarded to the Company since the quarter ended March 31, 1994.

   Revenues from production services, which include used tubular and sucker rod services, increased $567,000 or 13.1% from the quarter ended March 31, 1994 to the same quarter in 1995 due to the acquisitions of Shearer and Frontier.

   Revenues from corrosion control, which include internal coating and lining services, increased $1,790,000 or 62.9% for the quarter ended March 31, 1995 when compared to the same quarter in 1994. This increase was due to the acquisition of Permian in April 1994 and to increased revenues in the Company's Amelia, Louisiana coating facility.

   Product sales increased $218,000 or 7.6% from the quarter ended March 31, 1994 to the same quarter in 1995. Sales for the quarter ended March 31, 1995 include revenues from B&W which was acquired in October 1994.

   Revenues from other sales and services consist primarily of revenues generated by Shearer related to reconditioning engines utilized in connection with pumping units of oil wells. Shearer was acquired in February 1994.

   Cost of sales and services as a percentage of net revenues was 67.6% for the three months ended March 31, 1995 compared to 74.6% for the three months ended March 31, 1994 reflecting improved operating efficiencies due to the Company's cost control programs and higher volumes. Selling, general and administrative expenses increased from $3,506,000 for the quarter ended March 31, 1994 to $4,513,000 for the quarter ended March 31, 1995 due to the additional costs associated with the acquisitions during fiscal 1994 and non-recurring costs incurred during the quarter associated with relocation and severance in connection with the Company's ongoing cost control efforts. Selling, general and administrative costs as a percentage of net revenues were 21.6% for the quarter ended March 31, 1995 compared to 20.1% for the quarter ended March 31, 1994. Excluding the non-recurring expenses related to relocation and severance of approximately $380,000, SG&A expenses as a percentage of net revenues were 19.8%.

   Depreciation and amortization expense increased from $1,006,000 for the quarter ended March 31, 1994 to $1,245,000 for the quarter ended March 31, 1995. The increase resulted from the property, plant and equipment and goodwill related to the acquisitions of Shearer, Permian, Frontier, B&W and Kebco as well as additions of property, plant and equipment during the quarter. Net interest income was $164,000 during the quarter ended March 31, 1994 compared to $332,000 for the quarter ended March 31, 1995. This increase resulted from the retirement of indebtedness in the quarter ended March 31, 1994 and increased yields on the Company's investments in cash equivalents.

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      ICO, Inc.
                                      ________________________
                                      (Registrant)







   May  11, 1995                   Asher O. Pacholder
                                      _________________________
                                      Asher O. Pacholder
                                      Chairman and Chief
                                       Financial Officer



                                      Vicki J. Baum
                                      _________________________
                                      Vicki J. Baum
                                      Vice President &
                                      Chief Accounting Officer