Form 10-Q/A
period 1995-03-31
ICO INC
filed 1995-05-15
CIK 353567

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-Q/A


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1995

                                 OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________


                   Commission File Number 0-10068


                             ICO, Inc.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


         Texas                                  75-1619554
  ________________________                _______________________
  (State of incorporation)                (IRS Employer
                                           Identification Number)

  100 Glenborough Drive, Suite 250, Houston, Texas     77067
  ________________________________________________  _____________
  (Address of principal executive offices)           (Zip Code)

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

                         YES   X      NO
                             _____       _____

         Common stock, without par value: 8,701,240 shares outstanding as of May 1, 1995

                             ICO, INC.

  Part II. Other Information

       Item 6.   Exhibits and Reports on Form 8-K

                 (i)  Financial Data Schedule

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       ICO, Inc.
                                       _________________________
                                       (Registrant)







  May 15, 1995                         Asher O. Pacholder
                                       _________________________
                                       Asher O. Pacholder
                                       Chairman and Chief
                                        Financial Officer




                                       Vicki J. Baum
                                       _________________________
                                       Vicki J. Baum, Vice
                                       President & Chief
                                        Accounting Officer

                             ICO, INC.
                           EXHIBIT INDEX



  Exhibit Number                       Description of Exhibit
  ______________                       ______________________

       27                              Financial Data Schedule