Form 10-Q
period 1995-06-30
ICO INC
filed 1995-08-11
CIK 353567

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1995
                                         _____________

                                OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                  Commission File Number 0-10068
                                         _______


                            ICO, INC.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)


        Texas                           75-1619554
_______________________          _______________________
(State of incorporation)               (IRS Employer
Identification Number)


100 Glenborough Drive, Suite 250, Houston, Texas     77067
________________________________________________   _________
   (Address of principal executive offices)        (Zip Code)


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

                        YES  X      NO
                          _____       _____

        Common stock, without par value: 8,838,954 shares outstanding as of August 9, 1995

                  INDEX TO QUARTERLY REPORT FORM 10-Q

Part I.   Financial Information
                                                             Page
     Item 1.   Financial Statements

               Consolidated Statements of Operations for
               the Three Months and Nine Months Ended
               June 30, 1995 and 1994 . . . . . . . . . . . . . 2

               Consolidated Balance Sheets as of
               June 30, 1995 and September 30, 1994 . . . . . . 3

               Consolidated Statements of Cash Flows
               for the Nine Months Ended
               June 30, 1995 and 1994 . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements . . . 7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . 8

Part II. Other Information

     Item 1.   Legal Proceedings (no response required) . . .  -

     Item 2.   Changes in Securities (no response required) .  -

     Item 3.   Defaults upon Senior Securities
               (no response required) . . . . . . . . . . . .  -

     Item 4.   Submission of Matters to a Vote of
               Security Holders (no response required)  . . .  -

     Item 5.   Other Information (no response required) . . .  -

     Item 6.   Exhibits and Reports on Form 8-K
               (no response required) . . . . . . . . . . . .  -

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)

                                     Three Months Ended     Nine Months Ended
                                          June 30,             June 30,
                               ________________________ _______________________
                                  1995         1994        1995         1994
                               __________  ____________ __________ ____________

Revenues:
  Exploration services        $ 7,715,000  $ 6,694,000 $22,804,000 $20,679,000
  Production services           4,903,000    5,017,000  14,381,000  14,320,000
  Corrosion Control
      services                  5,334,000    3,826,000  14,181,000  10,254,000
  Product sales                 3,604,000    2,917,000   9,502,000   9,166,000
  Other sales and services        408,000      763,000   2,187,000   1,253,000
                               __________  ___________ ___________ ___________

                               21,964,000   19,217,000  63,055,000  55,672,000
                               __________  ___________ ___________ ___________

Cost and expenses:
  Cost of sales and
    services                   14,917,000   13,646,000  43,317,000  40,076,000
  Selling, general
     and administrative         4,356,000    3,890,000  12,636,000  11,037,000
  Non-recurring charges                -       230,000          -      230,000
  Depreciation and
    amortization                1,339,000    1,133,000   3,807,000   3,090,000
Interest, net                    (353,000)    (200,000)   (967,000)   (197,000)
                               __________  ___________ ___________ ___________

                               20,259,000   18,699,000  58,793,000  54,236,000
                                __________  ___________ ___________ ___________

Income before taxes
  and extraordinary item        1,705,000      518,000   4,262,000   1,436,000

Federal income taxes              254,000          -       432,000          -
                               __________  ___________ ___________ ___________

Income before extraordinary
  item                          1,451,000      518,000   3,830,000   1,436,000

Extraordinary item - loss on
  extinguishment of debt               -            -           -   (1,371,000)
                               __________  ___________ ___________ ___________

  Net income (loss)            $1,451,000     $518,000  $3,830,000     $65,000
                               __________  ___________ ___________ ___________
                               __________  ___________ ___________ ___________

Earnings (loss) per common
   and equivalent share:
  Income before
    extraordinary item         $     .10   $       -   $      .25   $      .02
  Extraordinary item                  -            -           -          (.18)
                               __________  ___________ ___________ ___________

  Net income (loss)            $     .10   $       -   $      .25   $     (.16)
                               __________  ___________ ___________ ___________
                               __________  ___________ ___________ ___________

Weighted average shares
   outstanding                  8,740,463    8,386,749   8,666,143   7,811,003
                               __________  ___________ ___________ ___________
                               __________  ___________ ___________ ___________

                    The accompanying notes are an integral part of
                              these financial statements

                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                              (unaudited)

                                            June 30,     September 30,
                                              1995            1994
                                           _________     _____________

Current assets:
   Cash and cash equivalents              $24,274,000      $24,763,000
   Trade receivables (less allowance
     for doubtful accounts of $438,000
     and  $576,000)                        16,409,000       14,307,000
   Inventories                              5,065,000        4,642,000
   Prepaid expenses and other               2,722,000        3,253,000
                                          ___________      ___________

   Total current assets                    48,470,000       46,965,000
                                          ___________      ___________


Property, plant and equipment, at cost     82,928,000       76,374,000
   Less - accumulated depreciation and
   amortization                           (52,412,000)     (48,861,000)

                                           30,516,000       27,513,000
                                         ____________      ___________

Other assets:
   Goodwill, net                            4,520,000        3,663,000
   Patents and licenses, net                  238,000          264,000
   Other                                      764,000          564,000
                                         ____________      ___________

                                          $84,508,000      $78,969,000
                                         ____________      ___________
                                         ____________      ___________


                    The accompanying notes are an integral part of
                              these financial statements

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                     (unaudited)


                                             June 30,    September 30,
                                               1995          1994
                                            _________    _____________

Current liabilities:
  Current portion of long-term debt       $   739,000      $   437,000
  Accounts payable                          5,395,000        5,122,000
  Accrued salaries and wages                  539,000          553,000
  Accrued expenses                          4,157,000        3,197,000
                                          ___________      ___________

    Total current liabilities              10,830,000        9,309,000
                                          ___________      ___________

Long-term debt, net of current portion      1,030,000          456,000
                                          ___________      ___________


Stockholders' equity:
  Preferred stock, without par value -
    500,000 shares authorized;
    322,500 and 0 shares issued,
    respectively, with a liquidation
    preference of $32,250,000 and 0,
    respectively                               13,000           13,000
  Common stock, without par value-
    50,000,000 shares authorized;
    8,819,056 and 8,551,574 shares
    issued, respectively                   34,734,000       33,394,000
  Additional paid-in capital               56,106,000       56,053,000
  Accumulated deficit                     (18,205,000)     (20,256,000)
                                          ___________      ___________

                                           72,648,000       69,204,000
                                          ___________      ___________

                                          $84,508,000      $78,969,000
                                          ___________      ___________
                                          ___________      ___________


                    The accompanying notes are an integral part of
                              these financial statements

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (unaudited)



                                                Nine Months Ended
                                                     June 30,
                                          _____________________________

                                             1995               1994
                                          ____________      ___________

Increase (decrease) in cash
and cash equivalents:

Cash flows from operating activities:
  Cash received from customers             $61,863,000      $53,188,000
  Cash paid to suppliers and employees     (55,690,000)     (51,522,000)
  Interest received (paid)                     964,000         (143,000)
                                           ___________      ___________

  Net cash provided by operating
  activities                                 7,137,000        1,523,000
                                           ___________      ___________

Cash flows from investing activities:
  Capital expenditures                      (5,106,000)      (3,522,000)
  Acquisitions                                (895,000)      (3,280,000)
  Proceeds from dispositions of
    property, plant and equipment               30,000          292,000
                                           ___________      ___________

  Net cash provided by (used for)
   investing activities                     (5,971,000)      (6,510,000)
                                           ___________      ___________

Cash flows from financing activities:
  Net proceeds from sale of stock              497,000       31,329,000
  Payment of dividends on preferred stock   (1,632,000)      (1,282,000)
  Current maturities and long-term debt:
     Additions                                 142,000
     Reductions                               (662,000)     (11,408,000)
                                           ___________      ___________

  Net cash provided by (used for)
    financing activities                    (1,655,000)      18,639,000
                                           ___________      ___________

Net increase (decrease) in cash               (489,000)      13,652,000

Cash and cash equivalents at
  beginning of period                       24,763,000        9,450,000
                                           ___________      ___________

Cash and cash equivalents
  at end of period                         $24,274,000      $23,102,000
                                           ___________      ___________
                                           ___________      ___________
  (continued on next page)


                    The accompanying notes are an integral part of
                              these financial statements

(continued from prior page)

                                                         Nine Months Ended
                                                              June 30,
                                                    __________________________
                                                       1995           1994
                                                    __________       _________

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $3,830,000        $65,000
                                                    __________     __________

Adjustments:
  Depreciation and amortization                      3,807,000      3,090,000
  Loss on extinguishment of debt                                    1,371,000
  Change in assets and liabilities:
     Receivables                                    (1,354,000)    (1,224,000)
     Inventories                                         9,000       (376,000)
     Prepaid expenses                                  154,000       (884,000)
     Other assets                                     (254,000)        56,000
     Accounts payable                                  177,000       (697,000)
     Accrued expenses                                  768,000        122,000
                                                    __________     __________

          Total adjustments                          3,307,000      1,458,000
                                                    __________     __________

Net cash provided by operating activities           $7,137,000     $1,523,000
                                                    __________     __________
                                                    __________     __________

Non-cash investing and financing activities:
Non-cash aspects of acquisitions
  Liabilities assumed or incurred                   $1,153,000     $2,163,000
  Common stock issued                                  843,000      4,685,000
Assets acquired by incurring
  directly related liabilities                         500,000        450,000


          The accompanying notes are an integral part of these financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (unaudited)


NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the ICO, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1994. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1995, the results of its operations for the three months and nine months ended June 30, 1995 and 1994 and the changes in its cash position for the nine months ended June 30, 1995 and 1994. Results of operations for the three month and nine month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


NOTE 2.   EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

In October 1994 the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for approximately $700,000, consisting of $350,000 cash and 66,666 shares of ICO common stock. B&W designs and manufacturers parts and components for nondestructive testing and inspection of equipment for use in the tubular market. The Company accounted for this acquisition under the purchase method of accounting.
For the nine months ended September 30, 1994, (unaudited) B&W generated revenues of approximately $1,000,000 and net income of $116,000. B&W sales to ICO during such nine month period totaled approximately $635,000.

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

In June 1995 the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA Spinco) for approximately $1,000,000, consisting of a $490,000 note and 94,884 shares of ICO common stock. R.J. Dixon, Inc. ("R.J. Dixon") provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area. The Company accounted for the acquisition under the purchase method of accounting. For the nine months ended April 30, 1995, (unaudited) R.J. Dixon generated approximately $741,000 in revenues and net income of $207,000.

Cumulative foreign currency translation adjustment of $147,000 has been included in accumulated deficit.

Earnings (loss) per share is based on earnings (loss) applicable to common shareholders and is calculated using the weighted-average number of common and equivalent shares outstanding including stock options and warrants which have a dilutive effect. At June 30, 1995 and 1994 outstanding options and warrants had no dilutive effect. Reacquired shares are excluded from the weighted average calculation from the date of their acquisition.


NOTE 3.   CONDENSED PRO FORMA INFORMATION

In November 1993 the Company acquired substantially all of the property, plant and equipment of Tubular Ultrasound Corporation, Inc. ("TUC"). In February 1994 the Company purchased all of the outstanding capital stock of Shearer Supply Ltd. ("Shearer"). In April 1994, the Company acquired all of the outstanding capital stock of Permian Enterprises, Inc. ("Permian") and Frontier Inspection Services, Inc. ("Frontier"). In October 1994 the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W"). In March 1995 the Company acquired substantially all of the operational assets of Kebco, and in June 1995 the Company purchased all of the outstanding stock of R.J. Dixon. The following condensed unaudited pro forma combined results of operations have been presented as if the acquisitions of TUC, Shearer, Permian, Frontier, B&W, Kebco and R.J. Dixon had occurred on the first day of the indicated period.

                                                 Pro Forma
                             ________________________________________________

                               Three Months Ended         Nine Months Ended
                                    June 30,                   June 30,
                              _____________________     ______________________
                                1995          1994         1995         1994
                            ___________   ___________  ___________  ___________

 Revenues                   $22,092,000   $18,699,000  $63,797,000  $63,055,000

 Income before
   extraordinary income       1,486,000       623,000    4,008,000    2,494,000
 Income before
   extraordinary items
   per common share         $       .11   $       .01  $       .27  $       .15


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

In June 1995 the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA Spinco) for approximately $1,000,000, consisting of a $490,000 note and 94,884 shares of ICO common stock. R.J. Dixon, Inc. ("R.J. Dixon") provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area. The Company accounted for the acquisition under the purchase method of accounting. For the nine months ended April 30, 1995 (unaudited) R.J. Dixon generated approximately $741,000 in revenues and net income of $207,000.

For the nine months ended June 30, 1995 cash provided by operating activities increased

$5,614,000 compared to the nine months ended June 30, 1994. The increase resulted primarily from net income of $3,830,000 for the nine months ended June 30, 1995 compared to net income of $65,000 for the nine months ended June 30, 1994. Changes in the Company's levels of accounts receivable and accounts payable due to timing of cash receipts and cash disbursements for the nine months ended June 30, 1995 also affected the net increase in cash provided by operating activities. The Company had working capital of $37,640,000 at June 30, 1995.

Expenditures for property, plant and equipment totaled $1,502,000 during the quarter and related to the manufacture of inspection equipment currently under contract for sale or lease, major repairs and enhancement of existing facilities. For the remainder of fiscal 1995 capital expenditures are planned to be approximately $1,500,000 and are expected to be financed through cash generated from operations and existing cash.

Results of Operations:

For the nine months ended June 30, 1995 the Company had revenues of $63,055,000 compared to $55,672,000 for the nine months ended June 30, 1994, an increase of 13.3%. Net income for the nine months ended June 30, 1995 was $3,830,000 compared to net income of $65,000 for the same period last year. Net income for the nine months ended June 30, 1994 included an extraordinary loss of $1,371,000 resulting from the retirement of indebtedness recorded on the consolidated balance sheet at a discounted value.

For the three months ended June 30, 1995 the Company had net income of $1,451,000 compared to net income of $518,000 during the corresponding period of the prior year. The Company's earnings before interest, taxes, depreciation and amortization and non-recurring charges for the quarter ended June 30, 1995 were $2,691,000 compared to $1,681,000 for the quarter ended June 30, 1994, an increase of 60.1%.

Revenues increased 14.3% in the three months ended June 30, 1995 as compared to the same period last year from $19,217,000 to $21,964,000 despite a drop of 7.8% in the average rig count in the 1995 quarter compared to the 1994 quarter.

Revenues from exploration services increased $1,021,000 or 15.3% from the quarter ended June 30, 1994 to the same quarter in 1995. The increase in revenues was primarily due to an increase in mill inspection services relating to additional contracts awarded to the Company since the quarter ended June 30, 1994.

Revenues from corrosion control, which include internal coating and lining services, increased $1,508,000 or 39.4% for the quarter ended June 30, 1995 when compared to the same quarter in 1994. This increase was due to increased revenues in all of the Company's coating facilities, particularly the Amelia, Louisiana and Houston, Texas facilities.

Revenues from production services, which include used tubular and sucker rod services, decreased $114,000 or 2.3% from the quarter ended June 30, 1994 to the same quarter in 1995. The decrease in revenues was primarily the result of a shift toward the inclusion of revenue for production services performed to recondition tubulars and sucker rods in product sales revenue.

Product sales increased $687,000 or 23.6% from the quarter ended
June 30, 1994 to the same quarter in 1995. Sales for the quarter ended June 30, 1995 include revenues from B&W which was acquired in October 1994. Product sales revenue then also includes revenue for service performed to recondition tubulars and sucker rods which were purchased by the Company and subsequently resold.

Revenues from other sales and services consist primarily of revenues generated by Shearer related to reconditioning engines utilized in connection with pumping units of oil wells.

Cost of sales and services as a percentage of net revenues was 67.9% for the three months ended June 30, 1995 compared to 71.0% for the three months ended June 30, 1994 reflecting improved operating efficiencies due to the Company's cost control programs and higher volumes. Selling, general and administrative expenses increased from $3,890,000 for the quarter ended June 30, 1994 to $4,356,000 for the quarter ended June 30, 1995 due to the additional costs associated with the acquisitions during fiscal 1994 and 1995 and costs incurred during the quarter associated with relocation and severance in connection with the Company's ongoing cost control efforts. Selling, general and administrative costs as a percentage of net revenues were 19.8% for the quarter ended June 30, 1995 compared to 20.2% for the quarter ended June 30, 1994.

Depreciation and amortization expense increased from $1,133,000 for the quarter ended June 30, 1994 to $1,339,000 for the quarter ended June 30, 1995. The increase resulted from the property, plant and equipment and goodwill related to the acquisitions of Permian, Frontier, B&W, Kebco and R.J. Dixon as well as additions of property, plant and equipment during the quarter. Net interest income was $200,000 during the quarter ended June 30, 1994 compared to $353,000 for the quarter ended June 30, 1995. This increase resulted from increased yields on the Company's investments in cash equivalents due to the rise in short-term interest rates since the 1994 quarter.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ICO, Inc.
                       ____________________________________
                       (Registrant)



August 10, 1995        Asher O. Pacholder
                       ____________________________________
                       Asher O. Pacholder
                       Chairman and Chief Financial Officer



                       Vicki J. Baum
                       _____________________________________
                       Vicki J. Baum, Vice President &
                       Chief Accounting Officer