Form 10-K
period 1995-09-30
ICO INC
filed 1995-11-22
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/x/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR
/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM  TO
                         COMMISSION FILE NUMBER 0-10068

                                   ICO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                            75-1619554
     (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    100 GLENBOROUGH DRIVE, STE. 250,
                                                                     77067
              HOUSTON, TX                                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                  REGISTRANT'S TELEPHONE NUMBER (713) 872-4994

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                                -------------------
  Common Stock, no par value                           Boston Stock Exchange
                                                   NASDAQ National Market System
Preferred Stock, no par value                      NASDAQ National Market System


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of November 15, 1995 was $38,557,160.

      The number of shares outstanding of the registrant's Common Stock, as of November 15, 1995: Common Stock, no par value--8,923,911

DOCUMENTS INCORPORATED BY REFERENCE
Certain information has been included by reference. See index at Part IV, Item 14, (c)(2) of this Annual Report.

                                   ICO, INC.

                          1995 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I
    Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . .    6
    Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    7
    Item 4.    Submission of Matters to a Vote of Security Holders  . . . .    9

 PART II
    Item 5.    Market for the Registrant's Common Stock and
               Related Stockholder Matters  . . . . . . . . . . . . . . . .   10
    Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . .   11
    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . .   12
    Item 8.    Financial Statements and Supplementary Data  . . . . . . . .   16
    Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . .   16

 PART III
    Item 10.   Directors and Executive Officers of the Registrant . . . . .   17
    Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . .   21
    Item 12.   Security Ownership of Certain Beneficial
               Owners and Management  . . . . . . . . . . . . . . . . . . .   23
    Item 13.   Certain Relationships and Related Transactions . . . . . . .   25

 PART IV
    Item 14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .   26

                                  P A R T   I

ITEM 1. BUSINESS

GENERAL

    The Company provides inspection, reconditioning and coating services for new and used tubular goods and sucker rods utilized in the oil and gas industry. The Company's inspection, reconditioning and coating services for new and used tubular goods and sucker rods are performed through a variety of processes, many of which are patented, designed to extend the useful lives and reduce the downhole failure of sucker rods and tubular goods. These services are performed on casing, tubing, drill pipe and line pipe. The Company also sells equipment and supplies used in the inspection, reconditioning and coating of tubular goods and sucker rods.

    Casing is used to seal off fluids and prevent collapse of the bore holes of oil and natural gas wells. After production casing is set, a string of tubing is suspended from the surface inside the casing to serve as a conduit for the extraction of oil and natural gas. Drill pipe is heavy seamless pipe used to rotate the drill bit and circulate drilling fluids. Line pipe is used for waste disposal lines, flow lines, gathering systems and pipelines through which oil, natural gas and liquid hydrocarbons are transported. Removal of casing or tubing for repair or replacement is expensive and results in an interruption of production and loss of revenues to the well owner. Sucker rods are steel rods which are joined together in a "string" by couplings to form a mechanical link from a downhole pump at the bottom of an oil well to the pumping unit on the surface. Removal of a sucker rod string for repair or replacement of rods, couplings or the downhole pump requires a well to be shut down and the entire string of sucker rods to be removed, resulting in additional expenses and loss of revenues to the well owner due to interruption of production.

    The Company's services are designed to reduce our customers' cost of drilling and production by (1) preventing faulty material from being placed downhole (exploration services), (2) reclaiming tubular goods and sucker rods used downhole and restoring them to near their original condition, on a cost effective basis (production services) and (3) preventing premature failure of tubular goods and sucker rods from occurring due to downhole environment (corrosion control services).

EXPLORATION SERVICES

    The Company provides inspection services for new tubular goods to identify tubular goods which are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. These services are used by customers as a quality assurance and control measure to reduce the risk of paying for defective tubular goods and to reduce the risk of downhole failure, which is especially important when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore. Although inspection of new tubular goods at well sites and storage yards has been performed for many years, the Company was a pioneer in providing in-plant inspection. The Company's in-plant inspection facilities for new tubular goods provide a controlled environment which permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment, avoids problems associated with inclement weather and reduces transportation and handling costs to the customer. The Company provides these services at nine Company facilities in seven states: Colorado, Louisiana, Oklahoma, Texas, Wyoming, Ohio and Alabama. The Company also has the capability to provide mobile inspection services in the field and manufactures inspection and quality control equipment which is sold or leased to steel producers and processors.

    The Company's facilities offer both electro-magnetic inspection ("EMI") and ultrasonic inspection services. EMI is a process which identifies flaws through magnetic flux leakage. The PipeImage(TM) system is an EMI system capable of identifying natural and man-made flaws that are not identifiable using conventional EMI methods. Ultrasonic inspection is able to identify flaws, using high frequency sound waves, which are virtually undetectable by other means. The Company expanded its ultrasonic technology and engineering expertise with the acquisitions of Baker Hughes Tubular Services, Inc. ("BHTS") in September 1992 and Tubular Ultrasound Corporation in November 1993. The Company acquired rights to the PipeImage(TM) system through the BHTS acquisition (See "Patents and Licenses").

PRODUCTION SERVICES

    The Company reconditions and inspects used casing, tubing, drill pipe and line pipe using a process known as "Total Concept Tubing Services." The Company pioneered this process of providing a complete package of tubular inspection and maintenance services, which includes the testing, cleaning, reconditioning and electronic inspection of tubular goods. Such services are performed in a controlled environment at the Company's facilities, which provides the same advantages previously described for in-plant inspection facilities (see "Exploration Services"). This reduces the customer's well operating costs because reconditioning used tubular goods is less expensive than the purchase of new tubular goods. Tubular goods reconditioned by the Company must generally meet the same API or customer standards as new tubular goods. The Company performs these services at eight Company facilities in California, Louisiana, Oklahoma, Texas, Wyoming and New Mexico.

    For certain customers, the Company has entered into a program in which it purchases used tubular goods and sucker rods from the customers, reconditions and grades the pipe and sucker rods for varying degrees of usage and resells the pipe and sucker rods to customers in the marketplace.

    The Company also operates mobile inspection units utilizing a system known as Wellhead Scanalog ("WHS"). The Company acquired the rights to WHS for use in the United States pursuant to a license granted to it in connection with the acquisition of BHTS (See "Patents and Licenses"). WHS is designed to perform tubular inspection while the tubing is being removed from the well and does not interfere with the normal operation of the rig. WHS inspection is unique in that it is not affected by scale, mud, paraffin and water. Prior to the acquisition of BHTS, the Company had no comparable service.

    The Company reconditions and inspects used sucker rods using a patented process. This in-plant process involves a number of steps designed to clean, straighten, inspect and apply protective coating to sucker rods to guard against corrosion. This reduces the customer's well operating costs because reconditioning used sucker rods is less expensive than purchasing new sucker rods. The Company also inspects new sucker rods before they are placed in service to reduce the risk of downhole failure, which requires expensive pulling services and results in loss of production. The Company's sucker rod reconditioning and inspection services are provided at six Company facilities in California, Oklahoma, Texas, Wyoming and Canada. The Canadian operations were acquired in the February 1994 acquisition of Shearer Supply Ltd. located in Edmonton, Alberta.

CORROSION CONTROL SERVICES

    Corrosive conditions exist inside most wells. Such conditions are particularly extreme in high temperature gas wells and in oil producing regions where secondary and tertiary recovery techniques are utilized. Secondary and tertiary recovery techniques are methods by which natural forces in an oil reservoir are supplemented by means such as water flooding to increase ultimate oil recovery. Under highly corrosive conditions, even a microscopic uncoated area of steel can result in a tubular or rod failure or damage. To combat these conditions, the Company offers a variety of corrosion control services to its customers, using several Company patented processes. The Company's corrosion control services reduce well operating costs by extending the useful life of downhole tubular goods and sucker rods and by improving the well's hydraulic efficiency.

    The Company internally coats new and used casing, tubing, drill pipe and line pipe with a variety of powder and liquid coatings. In the coating process, tubular goods are placed in large burnout ovens to remove foreign substances. The tubular goods are then grit blasted with garnet, primed with phenolic, preheated, coated internally and subjected to a final baking process. The tubular goods are then inspected visually and electronically to make certain the coating uniformly covers the entire interior of the pipe and that no bare spots or thin coverings exist. A similar process is utilized for cleaning, priming and coating tubular couplings. The selection of the proper coating for downhole tubular goods requires considerable knowledge and effort by the Company's experienced coating managers and technicians. The key process is gathering complete facts concerning the well, its environment, test procedures and all related conditions planned for the life of the well. The Company has three coating facilities located in Louisiana and Texas.

    The Company's patented sucker rod coating process involves applying a special formula stainless steel to the sucker rods and then coating them with a phenolic primer and a fusion bonded modified epoxy. Sucker rods used in less corrosive conditions are usually coated only with the phenolic primer and fusion bonded modified epoxy. The Company's sucker rod coating services are provided at its facility in Odessa, Texas.

    ICO expanded its corrosion control services with the acquisition of Permian Enterprises, Inc. ("Permian") in April 1994. Permian provides internal cement lining for small diameter tubing through 24" line pipe. Permian also applies an external fusion bonded tape which forms a tough protective corrosion barrier for critical line pipe. Cement provides an increased barrier between corrosive fluids and the tubular product which allows the customer to use a larger portion of its used pipe with a welded connection, when weight and torsion strength are not a primary issue. The addition of Permian has afforded the Company expanded flexibility and product offerings in small diameter pipe used in production applications.

ACQUISITIONS

    In November 1993, ICO acquired substantially all the assets of Tubular Ultrasound Corporation ("TUC"), a tubular inspection company with low cost ultrasonic inspection technology, located in Houston, Texas, for a total consideration of $1,100,000. The TUC acquisition provided ICO with additional engineering and product development expertise in the ultrasonic area.

    In February 1994, ICO acquired Shearer Supply Ltd. ("Shearer") of Edmonton, Alberta, the Company's first entry into the Canadian market for a total consideration of $1,900,000. Shearer is the largest provider of sucker rod inspection and reclamation services in Canada and also services and sells pump engines used in the oilfield.

    In April 1994, the Company acquired all of the outstanding capital stock of Permian for a total consideration of $2,498,000. As part of the transaction, the Company funded a pre-acquisition dividend to Permian shareholders by making a $2,100,000 loan to Permian. Permian provides cement lining for tubing and casing and also applies an external fusion bonded wrap.

    In April 1994, ICO acquired Frontier Inspection Services, Inc. ("Frontier") in Farmington, New Mexico for a total consideration of $1,500,000. Frontier is the leading provider of tubular inspection services in New Mexico and the lower Rocky Mountain area.

    In October 1994 the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for $700,000 consisting of $350,000 cash and 66,666 shares of ICO common stock. B&W designs and manufacturers parts and components for nondestructive testing and inspection of equipment for use in the tubular market. The acquisition enables the Company to lower repair and maintenance expenses for the Company's inspection units.

    In March 1995 the Company acquired substantially all of the operational assets (excluding real estate) of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of $616,000, consisting of approximately $574,000 cash and a $42,000 note.

    In June 1995 the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA "Spinco") for $1,000,000, consisting of a $490,000 note and 94,884 shares of ICO common stock. Spinco provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area.


COMPETITION

    The principal competitive factors in the Company's business are price, availability and quality of service. The consolidation in the tubular inspection, reconditioning and coating industry has resulted in the elimination of many of the Company's competitors and reduced the Company's competition in some markets to a single competitor. This consolidation has reduced the capacity which exists in the domestic market to some extent, but the tubular inspecting, reconditioning and coating industry continues to be highly competitive. The Company's ability to compete effectively is also dependent upon timely and reliable performance of its services at competitive rates. Management believes that the Company will continue to compete effectively because of the advantages of certain processes utilized by the Company over those used by its competitors and the strong relationships which it maintains with its customers.

    The Company is the leading provider of sucker rod services and one of the two largest providers of inspection, reconditioning and coating services for tubular goods in the United States. The Company's customers include the major oil and gas companies, as well as independent oil and gas companies, drilling contractors and steel producers and processors. No single customer accounted for over 10% of the Company's revenues in 1994 and 1995.

    Few competitors of the Company provide services similar to the Company's "Total Concept Tubing Services" or provide in-plant inspection of new tubular goods outside Houston, Texas. The Company and Tuboscope Vetco International Corporation compete with each other and a number of smaller companies in most domestic markets. Capital and other requirements for entry into the tubular inspection business are relatively low, and, as a consequence, competition is vigorous in all of the Company's tubular inspection markets.

    Much of the Company's business is seasonal in nature and reflects the general pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal year generally having higher levels of activity and the second and third quarters generally having lower levels of activity.

ENVIRONMENTAL REGULATION

    The Company's services routinely involve the handling of chemical substances and waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state, and federal laws and regulations concerning the use and handling of hazardous materials and restricting releases of pollutants and contaminants into the environment. Many of these laws and regulations provide for strict liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Management believes that the Company is in substantial compliance with these laws and regulations, and continued compliance with existing laws and regulations will not have a material adverse effect on the Company's results of operations or financial condition. Management believes that estimated capital expenditures for environmental remediation also will not be material. The Company's insurance policies do provide coverage for environmental or other damages caused as a result of defective casing or tubing inspected by the Company.

RAW MATERIALS AND BACKLOGS

    Management believes that materials used in the Company's operations are available from numerous sources and are readily available to meet its needs. Backlogs are not material to the Company's overall operation.

PATENTS AND LICENSES

    The Company holds six United States patents and has one patent application pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from April 1998 to February 2009. No single patent is considered essential to the overall successful operation of the Company's business.

    In connection with the acquisition of BHTS, the Company acquired royalty-free exclusive licenses to use WHS, PipeImage(TM) and other proprietary technology. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

    The Company considers its proprietary technology to be important to its business and future prospects. The Company believes that its patents and licenses are valid. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses.

EMPLOYEES

    As of November 22, 1995 the Company had approximately 900 full-time employees, none of whom is represented by a union. The Company has experienced no strikes or work stoppages and considers its relations with its employees to be satisfactory. The Company provides many of its employees with stock options and year-end bonuses.

ITEM 2.  PROPERTIES

    The location and approximate acreage of the Company's operating facilities at November 22, 1995, together with an indication of the services performed at such facilities are set forth below. All facilities have storage areas for customer goods.

                                                                                               OWNERSHIP
                                                                                                   OR
                                                                                                 LEASE
LOCATION                  SERVICES                                                 ACRES       EXPIRATION
--------                  --------                                                 -----       ----------
Odessa, Texas             Sucker rod reconditioning and inspecting                   13           (1)

Odessa, Texas             Sucker rod storage                                          7          Owned

Odessa, Texas             Spraymetal and epoxy coating of sucker rods                 3          Owned

Odessa, Texas             Used tubular goods services                                13          Owned

Odessa, Texas             Internal coating of tubular goods                          15          Owned

Odessa, Texas             Trucking yard                                              14          Owned

Odessa, Texas             Used tubular goods services                                22          Owned

Odessa, Texas             Facility sub-leased to third party                         22          Owned

Odessa, Texas             Cement lining/external coating                             20           (2)

Denver City,              Sucker rod reconditioning and inspecting                   10          Owned
Texas

Farmington,               Inspection of new and used tubular goods                   14           1997
New Mexico

Oklahoma City,            Sucker rod reconditioning and inspecting                    8          Owned
Oklahoma

Oklahoma City,            Inspection of new and used tubular goods                   22          Owned
Oklahoma

Casper, Wyoming           Sucker rod reconditioning and inspecting;
                          inspection of new and used tubular goods                   29           (3)

Bakersfield,
California                Sucker rod reconditioning and inspecting                   30          Owned

Williston,
North Dakota              Used tubular goods services                                 2           1997

                                                                                               OWNERSHIP
                                                                                                   OR
                                                                                                 LEASE
LOCATION                  SERVICES                                               ACRES         EXPIRATION
--------                  --------                                               -----         ----------
Corpus Christi,           Inspection of new and used tubular goods                   10          Owned
Texas

Houston, Texas            Inspection of new tubular goods                           199          Owned

Houston, Texas            Internal coating of tubular goods                          49          Owned

Lone Star, Texas          Inspection of new tubular goods                            80          Owned

Amelia,                   Internal coating and inspection of new and used
Louisiana                 tubular goods                                              31           1998

Edmonton, Alberta         Inspection of new and used sucker rods.                    10           (4)
Canada                    Sales and service of new and used oilwell engines


  (1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.

  (2) Eighteen acres owned; the remaining two acres are leased on a month-to-month basis.

  (3) Seventeen acres owned; ten acres leased through 1997; remaining two acres are leased on a month-to-month basis.

  (4) Indicates yearly lease with three one-year, optional extensions.

      The Company's facilities and equipment, owned and leased, are considered by management to be well maintained and adequate for the Company's operations. The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities below full capacity. Most facilities are operating no more than one shift per day. The Company does not presently intend to close any of its significant operating facilities. Management considers its properties to be suitable for its present needs.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is named a defendant in twelve suits, filed between June 1988 and October 1994, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In addition, the Company has settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases. One of the pending personal injury cases currently involves an alleged silicosis-related death, which is premised upon allegations of gross negligence. The standard of liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on the financial condition or results of operations of the Company.

    The Company does have in effect general liability and employer's liability insurance policies applicable to the referenced suits; however, the Company has been advised by each of the involved insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition or results of operations of the Company.

    The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

    The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes") pursuant to which BHTS was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $1,000,000. BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, frequently referred to as "Superfund". Under Superfund, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Based on the relatively advanced status of the remediation at these sites and BHTS's minimal contribution of wastes at each site, management believes that the Company's future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on September 8, 1995 for the following purposes:

    1) To elect two Class II Directors to serve until the 1998 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

    2)  To approve the ICO, Inc. 1995 Stock Option Plan; and

    3) To ratify and approve the selection of Price Waterhouse LLP as the Company's auditors for the ensuing fiscal year.

    Holders of shares of common stock of record on the books of the Company at the close of business on August 9, 1995 were entitled to vote at the meeting.

    William E. Cornelius and Robin E. Pacholder were elected as Class I Directors at the annual meeting with 7,471,265 and 7,471,131 votes for, 0 and 134 votes against and 427,392 and 427,526 abstentions, respectively.

    The ICO, Inc. 1995 Stock Option Plan was approved by the following votes:
6,238,841 votes for, 1,545,524 votes against, 19,291 abstentions and 95,000 broker non-votes.

    The selection of Price Waterhouse LLP as the Company's auditors for the 1996 Fiscal year was approved by the following vote: 7,871,235 votes for, 19,345 votes against, 8,077 abstentions and 0 broker non-votes.

                                 P A R T   I I

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

    The Company's common stock is traded on the NASDAQ National Market System under the symbol ICOC and is listed on the Boston Stock Exchange. The Company's common stock has been included in the NASDAQ National Market System since July 19, 1988. There were approximately 492 shareholders of record of the Company's common stock at November 22, 1995.

    On November 1, 1995 the Company established a quarterly dividend of $.05 per share on its common stock. The first dividend will be paid on December 31, 1995 to the shareholders of record on December 21, 1995.

    The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ National Market System.

                                                         HIGH                          LOW
                                                         ----                          ---
         1994    First Quarter                              10                        5 3/4
                 Second Quarter                          9 1/4                        6 3/4
                 Third Quarter                           7 1/4                        4 1/4
                 Fourth Quarter                          5 3/4                        4 1/4

         1995    First Quarter                           5 3/8                        3 3/4
                 Second Quarter                              6                        3 3/4
                 Third Quarter                           6 1/4                        5 1/8
                 Fourth Quarter                          5 7/8                        4 5/8

ITEM 6. SELECTED FINANCIAL DATA

                                                               Year Ended September 30,
                                            --------------------------------------------------------------

                                              1995(3)      1994(3)       1993        1992(1)       1991
                                            ----------   ----------   ----------   ----------   ----------
                                                   (in thousands, except share and per share data)

 Income Statement Data:

   Revenues:

      Exploration Sales and Services ....   $   34,953   $   30,096   $   25,290   $   12,171   $   13,018


      Production Sales and Services .....       28,749       28,919       24,936       18,569       19,667

      Corrosion Control Services ........       20,562       14,549        9,991        3,895        4,805

      Other sales and services ..........        3,623        2,406           --           --           --
                                            ----------   ----------   ----------   ----------   ----------

         Total revenues .................   $   87,887   $   75,970   $   60,217   $   34,635   $   37,490
                                            ==========   ==========   ==========   ==========   ==========

   Gross Profit .........................   $   28,002   $   21,779   $   17,355   $   10,482   $   12,755

   Selling, general and administrative
   expenses .............................       17,840       15,202       12,730        8,055        9,320
                                            ----------   ----------   ----------   ----------   ----------

   Income before interest, taxes,
   depreciation and amortization, unusual
   and extraordinary items ..............       10,162        6,577        4,625        2,427        3,435


   Depreciation and amortization ........        5,112        4,357        3,669        2,616        2,864

   Interest (income) expense, net .......       (1,307)        (431)       2,352          740          632

   Unusual items ........................           --           --          605         (467)       4,108
                                            ----------   ----------   ----------   ----------   ----------

   Income (loss) before income taxes and
   extraordinary item ...................   $    6,357   $    2,651   $   (2,001)  $     (462)  $   (4,169)
                                            ==========   ==========   ==========   ==========   ==========

   Net income (loss) ....................   $    5,790   $    1,225   $   (2,001)  $     (383)  $   (3,562)
                                            ==========   ==========   ==========   ==========   ==========


   Earnings (loss) per common and
   common equivalent share:

      Income (loss) before extraordinary
      item ..............................   $      .41   $      .09   $     (.49)  $     (.15)  $    (1.48)

      Net income (loss) .................   $      .41   $     (.07)  $     (.49)  $     (.12)  $    (1.27)

      Weighted average shares
      outstanding .......................    8,709,303    8,299,559    4,052,325    3,093,964    2,809,088

 Balance Sheet Data:

   Working capital ......................   $   37,284   $   37,656   $   17,787   $    3,321   $    4,019

   Property, plant and equipment, net ...       29,824       27,513       24,431       25,435       18,529

   Total assets .........................       88,183       78,969       51,353       40,713       27,491

   Long-term debt .......................        1,047          456       10,676       19,376       13,685

   Stockholders' equity .................       74,471       69,204       32,293       10,304        7,928

 Other Financial Information:

   Capital expenditures(2) ..............   $    5,838   $    4,782   $    2,252   $      642   $    1,344

(1) Due to the completion of the acquisition of BHTS on September 30, 1992, the result of such acquisition is reflected in the balance sheet data at September 30, 1992, but not in the income statement data for the year ended September 30, 1992.
(2) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.
(3)   See discussion of fiscal year acquisitions in Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

      In November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each preferred share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Company realized net proceeds from the offering of approximately $30,600,000. The Company utilized approximately $10,707,000 of the net proceeds to reduce its outstanding indebtedness and approximately $4,133,000 for the acquisitions discussed below. At September 30, 1995, the balance of cash equivalents was approximately $25,000,000 and the Company has only $1,682,000 of debt. The balance of the net proceeds will be used for working capital and capital expenditures to fund future growth and for selective acquisitions of assets or existing businesses.

      In November 1993, the Company acquired substantially all of the property, plant and equipment of TUC, a tubular inspection company for a total consideration of approximately $1,100,000 consisting of 105,000 shares of the Company's common stock and the payment of approximately $170,000 of TUC indebtedness. The Company accounted for this acquisition under the purchase method of accounting. For the year ended June 30, 1993, TUC generated revenues of approximately $1,700,000 (unaudited).

      In February 1994, the Company purchased all of the outstanding stock of Shearer, which is located in Edmonton, Alberta, and provides sucker rod inspection and reclamation services. The purchase price was approximately $1,900,000 and consisted of approximately $1,300,000 cash and 98,294 shares of the Company's common stock. The Company accounted for this acquisition under the purchase method of accounting. For the nine months ended December 31, 1993, Shearer generated revenues of approximately $4,300,000 (unaudited) and income before tax of approximately $482,000 (unaudited).

      In April 1994, the Company acquired all of the outstanding capital stock of Permian located in Midland, Texas, for approximately $2,500,000 consisting of 399,600 shares of the Company's common stock. As part of this transaction, the Company funded a pre-acquisition dividend to Permian shareholders by making a $2,100,000 loan to Permian. Permian provides cement lining for tubing and casing. The Company accounted for this acquisition under the purchase method of accounting. For the year ended December 31, 1993, Permian generated revenues of approximately $5,200,000 and income before tax of approximately $540,000.

      Also in April 1994, the Company acquired all of the outstanding capital stock of Frontier for approximately $1,500,000 consisting of 230,000 shares of the Company's common stock. Frontier, which is based in Farmington, New Mexico, provides inspection and reclamation services for tubing and casing. The Company accounted for this acquisition under the purchase method of accounting. For the year ended December 31, 1993, Frontier generated revenues of approximately $1,800,000 and income before tax of approximately $414,000.

      In October 1994, the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W"), located in Odessa, Texas, for approximately $745,000, consisting of $395,000 cash and 66,666 shares of the Company's common stock. B&W designs and manufactures parts and components for nondestructive testing and inspection equipment for use in the tubular market. The

Company accounted for this acquisition under the purchase method of accounting. For the nine months ended September 30, 1994 (unaudited), B&W generated revenues of approximately $1,000,000 (unaudited) and net income of $116,000 (unaudited) with total assets of $528,000.

   In March 1995 the Company acquired substantially all of the operational assets (excluding real estate) of Kebco, which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $671,000, consisting of approximately $629,000 cash and a $42,000 note. The Company accounted for this acquisition under the purchase method of accounting. For the year ended June 30, 1994, (unaudited) Kebco generated revenues of approximately $730,000 (unaudited) and net income of approximately $37,000 (unaudited).

   In June 1995 the Company purchased all of the outstanding capital stock of Spinco for approximately $1,000,000, consisting of a $490,000 note and 94,884 shares of ICO common stock. Spinco provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area. For the nine months ended April 30, 1995, (unaudited) Spinco generated approximately $741,000 (unaudited) in revenues and net income of $207,000 (unaudited).

      The acquisitions of Shearer, Permian, Frontier, B&W, Kebco and Spinco generated approximately $4,600,000 in excess purchase price over fair value of net tangible assets acquired ("Goodwill") which is recorded in other assets on the Company's Consolidated Balance Sheet. Goodwill is amortized over an estimated useful life of 40 years.

   The Company and Wedco Technology, Inc. ("Wedco") are negotiating the acquisition of Wedco by the Company by means of a merger. No definitive agreement has been reached and there can be no assurance that such transaction will be consummated. Any merger, among other things, would be subject to the approval of each company's shareholders and the satisfaction of certain regulatory requirements.

      Capital expenditures for 1995 were $5,838,000, excluding property, plant and equipment of $1,439,000 acquired in connection with the acquisitions described above. These expenditures were funded through cash generated from operations and existing cash. Approximately $2,900,000 of the expenditures were incurred for major repairs and enhancements of existing facilities. The remaining expenditures were incurred in conjunction with the manufacture of new pipe inspection units for steel mill and processor customers. For fiscal 1996, capital expenditures for major repairs and enhancements of existing facilities and manufacture of inspection equipment currently under contract for sale are planned to be approximately $3,000,000 and are expected to be financed through cash generated from operations and existing cash.

      The Company is subject to numerous local, state, and federal laws and regulations concerning the containment and disposal of hazardous materials. Management believes that the Company is in substantial compliance with these laws and regulations and that the compliance and remedial action costs associated with these laws and regulations have not had a material adverse effect on its results of operations, financial condition or competitive position. Management believes that compliance with existing laws and regulations will not have a materially adverse effect on the Company's results of operations or financial condition in the foreseeable future and that capital expenditures for environmental remediation will not be material.

RESULTS OF OPERATIONS

   Year Ended September 30, 1995 Compared to Year Ended September 30, 1994

   Revenues. Revenues increased $11,917,000 or 16% from the year ended September 30, 1994 to the same period in 1995. Exploration revenues increased $4,857,000 or 16% from the year ended September 30, 1994 to the same period in 1995. Demand for Exploration services is affected by domestic drilling activity. The domestic rig count averaged approximately 738 for the year ended September 30, 1995 compared to an average of approximately 785 for the year ended September 30, 1994. The adverse impact of the lower domestic rig count, however, was more than offset by the Company's increased success in providing in-plant, new pipe inspection services to steel mill and processing customers.

   Production revenues decreased $170,000 or less than 1% from the year ended September 1994 to the same period in 1995. Demand for these services is affected by changes in oil prices which remained relatively stable in 1995 versus 1994. Oil prices ranged from a high of approximately $21 per barrel to a low of approximately $17 per barrel for the year ended September 30, 1995 compared to a high of approximately $21 per barrel to a low of approximately $14 per barrel for the year ended September 30, 1994. The impact of fiscal year 1994 acquisitions of Frontier, Kebco and Shearer had a positive impact on production revenues. The effect of the acquisitions, however, was offset by a temporary decline in California revenues and a decline in demand for tubular and sucker rod inspection and reconditioning services in the Oklahoma and Wyoming markets. The decrease in California was the result of production delays following the relocation of the Company's operating facility to Bakersfield, California, from The City of Industry, California.

   Revenues from Corrosion Control services increased $6,013,000 or 41% from the year ended September 1994 to the same period in 1995. The increase is due to the full year effect of the April 1994 Permian acquisition and an increase demand for the Company's corrosion control services at all of its facilities.

   Costs and Expenses. Cost of sales and services as a percentage of net revenues decreased from 71% for the year ended September 30, 1994 to 68% for the year ended September 30, 1995. This was due to the cost reduction program implemented at the beginning of the 1994 third quarter and the increased sales volume of the Company's exploration sales and services in fiscal year 1995 versus fiscal year 1994.

   Selling, general and administrative expenses increased from $15,202,000 for the year ended September 30, 1994 to $17,840,000 for the year ended September 30, 1995. The change is due to increased sales activity, the 1994 acquisitions of TUC, Shearer, Permian and Frontier and the 1995 acquisitions of B&W and Spinco. Selling, general and administrative costs as a percentage of revenues has remained consistent for the fiscal year ended September 30, 1994 as compared to the same period in 1995.

   Depreciation and amortization expense increased from $4,357,000 for the year ended September 30, 1994 to $5,112,000 for the year ended September 30, 1995. The increase resulted from the additions of property, plant and equipment during the year including the property, plant and equipment included in the fiscal year 1995 and 1994 acquisitions.

   Net interest income increased from $431,000 for the year ended September 30, 1994 to $1,307,000 for the year ended September 30, 1995. This change resulted from the retirement of indebtedness in early fiscal year 1994 and increasing yields on the Company's high-quality commercial paper portfolio in fiscal year 1995 versus 1994.

   Provision (Benefit) For Income Taxes. The Company reduced its valuation allowance during fiscal year 1995 to reflect its ability to benefit from temporary differences to the extent that regular federal taxes have been paid. See the income tax footnote to the fiscal year 1995 financial statements for the detail of temporary differences between income for financial reporting purposes and federal income tax purposes.

   The Company has for tax purposes $9,068,000 and $306,000 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008, and $2,078,000 in investment, alternative minimum, and other tax credit carryforwards. All of the tax credits are expected to expire unused except $104,000 in alternative minimum tax credits, which have no expiration.

   Net Income. For the year ended September 30, 1995 the Company had net income of $5,790,000 as compared to net income of $1,225,000 for the year ended September 30, 1994 due to the factors described above. Included in the net income for the year ended September 30, 1994 is an extraordinary loss of $1,371,000 resulting from the retirement of indebtedness previously recorded on the consolidated balance sheet at a discounted value.

   Year Ended September 30, 1994 Compared to Year Ended September 30, 1993

      Revenues. Revenues increased $15,753,000 or 26% from the year ended September 30, 1993 to the same period in 1994. Exploration revenues increased $4,806,000 or 19% from the year ended September 30, 1993 to the same period in 1994. Demand for exploration services is affected by domestic drilling activity. The domestic rig count averaged approximately 785 for the year ended September 30, 1994 compared to an average of approximately 750 for the year ended September 30, 1993. Other factors contributing to the increase in revenues related to exploration services were the completion in 1994 of the consolidation of operations in Houston, Texas, the acquisition of TUC during the first quarter and an increase in mill inspection services. The increase in revenues also included approximately $1,800,000 from the sale of two mill inspection systems during the year ended September 30, 1994.

   Production revenues increased $3,983,000 or 16% from the year ended September 30, 1993 to the same period in 1994. This increase in revenues was due to higher sales of pipe and sucker rods during the year ended September 30, 1994, the expansion of operating facilities in Odessa, Texas and the acquisition of Shearer in February 1994 and Frontier in April 1994. This increase was partially offset by a decline in the demand for tubular and sucker rod reconditioning services. The demand for these services is influenced by oil prices which ranged from a high of approximately $21 per barrel to a low of approximately $14 per barrel for the year ended September 30, 1994 compared to a high of approximately $23 per barrel to a low of approximately $17 per barrel for the year ended September 30, 1993.

Revenues from corrosion control services, which include internal coating and lining services, increased $4,558,000 or 46% from the year ended September 30, 1993 to the same period in 1994. This increase was primarily due to the acquisition of Permian in April 1994 and the installation of a new powder coating line at the Company's Amelia, Louisiana facility.

      Costs and Expenses. Cost of sales and services as a percentage of net revenues remained consistent at 71% for the year ended September 30, 1993 and for the year ended September 30, 1994, despite the higher sales of pipe and sucker rods and the increase in corrosion control services, which generally carry lower margins. This was due in part to a cost reduction program implemented at the beginning of the third quarter of 1994 concentrating primarily on production and corrosion control services.

      Selling, general and administrative expenses increased from $12,730,000 for the year ended September 30, 1993 to $15,202,000 for the year ended September 30, 1994. The increase in selling, general and administrative expenses resulted from the additional costs associated with the expansion of the Company's operations in Odessa and Houston, Texas, the acquisition of TUC, Shearer, Permian and Frontier and costs associated with exploring potential opportunities in the international marketplace. Selling, general and administrative costs as a percentage of revenues has decreased from 21% for the year ended September 30, 1993 to 20% for the year ended September 30, 1994 due to management's continuing process of reviewing overhead and operating expenses in order to maintain appropriate levels relative to revenues.

      Depreciation and amortization expense increased from $3,669,000 for the year ended September 30, 1993 to $4,357,000 for the year ended September 30, 1994. The increase resulted from the addition of property, plant and equipment during the year and the property, plant and equipment included in the acquisitions of TUC, Shearer, Permian and Frontier.

      Net interest expense was $2,352,000 for the year ended September 30, 1993; for the year ended September 30, 1994, the Company had net interest income of $431,000. This change resulted from the retirement of indebtedness and the investment of cash proceeds from the Preferred Stock offering.

      Net Income (Loss). For the year ended September 30, 1994, the Company had net income of $1,225,000 as compared to a net loss of $2,001,000 for the year ended September 30, 1993 due to the factors described above. Net income for the year ended September 30, 1994 included an extraordinary loss of $1,371,000 resulting from the retirement of indebtedness recorded on the consolidated balance sheet at a discounted value. The net loss for the year ended September 30, 1993 included a loss of $605,000 resulting from the settlement of litigation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this Item is submitted as a separate section of this report. See index to this information on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                P A R T   I I I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

      The following information is furnished as to each Director of the Registrant. For each Director, the following table indicates the name, age, position and offices with the Company, term of office and period during which the Director has served as such and other directorships held by the Director in certain companies. Also shown are the total number of shares of common stock beneficially owned by each Director individually, and all Directors and executive officers of the Company as a group, without naming them, and the percent of such class so owned, as of November 15, 1995. Unless otherwise indicated, all shares are owned directly and the owner has sole voting and investment powers with respect thereto.

                                                                         COMMON STOCK OWNED            PERCENT OF
  NAME AND AGE,            ALL POSITIONS HELD FOR                         BENEFICIALLY (1)            COMMON STOCK
 DIRECTOR SINCE            THE PAST FIVE YEARS                                                           OWNED
                                                                                                      BENEFICIALLY

    Sylvia A. Pacholder    Chief Executive Officer of the Company      2,476,988(4)(5)(6)(7)(8)(11)        25.2%
         53, 1993          since February 1995 and President since
                           November 1994. From July 1994 to November
                           1994 Ms. Pacholder was Executive Vice
                           President - Operations, and from January
                           1994 to July 1994 she was Vice President -
                           Corporate Development of the Company.
                           During 1993 Ms. Pacholder was Senior Vice
                           President of Pacholder Associates, Inc.
                           Ms. Pacholder was a member of the faculty
                           at the University of Cincinnati from 1984
                           to 1993, most recently as the head of the
                           Department of Mathematics and Applied
                           Sciences. Ms. S. Pacholder is the spouse
                           of Asher O. Pacholder and the parent of
                           Robin E. Pacholder.

    Asher O. Pacholder     Chairman of the Board of Directors and      2,455,988(4)(5)(6)(7)(8)(11)        25.0%
         58, 1990          Chief Financial Officer of the Company
                           since February 1995. Dr. Pacholder has
                           been Chairman of the Board and a Managing
                           Director of Pacholder Associates, Inc.
                           since 1983. He serves on the Boards of
                           Directors of USF&G Pacholder Fund, Inc., a
                           closed-end investment company, Southland
                           Corporation, which owns and operates
                           convenience stores, Trump's Castle
                           Associates, which owns and operates the
                           Trump's Castle Casino Resort in Atlantic
                           City, New Jersey, and AM International,
                           Inc., a manufacturer and distributor of
                           graphics equipment and supplies. Dr.
                           Pacholder is the spouse of Sylvia A.
                           Pacholder and the parent of Robin E.
                           Pacholder.

    William E. Cornelius   An independent manufacturing consultant         8,000(2)(3)(6)                    *
          46, 1992         since 1991. For more than five years prior
                           to 1991, Mr. Cornelius was Vice President/
                           Partner of Young & Klein Technicraft, Inc.,
                           a printing company. Currently serving as
                           Director of Novare Services, Inc., a
                           health care services company.

                                                                         COMMON STOCK OWNED            PERCENT OF
  NAME AND AGE,            ALL POSITIONS HELD FOR                         BENEFICIALLY (1)            COMMON STOCK
 DIRECTOR SINCE            THE PAST FIVE YEARS                                                           OWNED
                                                                                                      BENEFICIALLY

     William J. Morgan     President and a Managing Director of        1,737,644(2)(3)(4)(5)(6)(11)        17.8%
         39, 1992          Pacholder Associates, Inc. for more than
                           five years. He serves on the Board of
                           Directors of USF&G Pacholder Fund, Inc.,
                           Duckwall-Alco Stores, Inc., a Midwestern
                           retailer, and Kaiser Ventures, Inc., an
                           environmental resources company.

    Robin E. Pacholder     Senior Vice President and  Associate             6,822(6)(9)                      *
         28, 1993          General Counsel with Pacholder
                           Associates, Inc., an investment advisory
                           firm, since 1994. Ms. Pacholder was an
                           Associate with the law firm of Pachulski,
                           Stang, Ziehl & Young from 1992 to 1994.
                           Prior to that time, Ms. R. Pacholder
                           attended and graduated with honors from
                           the UCLA School of Law and was admitted to
                           practice law in California in 1992. Ms.
                           Pacholder is the daughter of Asher O.
                           Pacholder and Sylvia A. Pacholder.

    John F. Williamson     Executive Vice President and Chief               4,000(2)(3)(6)                   *
         57, 1995          Financial Officer of Asset Allocation
                           Concepts, Inc., an investment management
                           company, since May 1995. From 1993 to 1994
                           Mr. Williamson was Vice President/Manager
                           of Investments for American Life and Casualty
                           Insurance Company. From 1990 to 1993 he
                           was a Financial Consultant. Prior to that
                           time Mr. Williamson was Senior Vice
                           President/Treasurer and member of the
                           Operating Committee for Community Federal
                           Savings and Loan Association from 1985 to
                           1990. Mr. Williamson serves on the Board
                           of Directors of USF&G Pacholder Fund. Mr.
                           Williamson was appointed by the Board of
                           Directors in June 1995 to fill the vacancy
                           on the Board resulting from the death of
                           John R. Howard.

 NAMED OFFICERS WHO ARE
 NOT DIRECTORS


 Isaac Joseph,                                                              22,000(6)                        *
 Senior Vice President
 Sales

 Curtis Mathews,                                                            32,000(6)                        *
 Senior Vice President
 Corporate Development

 Kenneth Miller,                                                            20,000(6)                        *
 Senior Vice President
 Corrosion Control
 Services

 All Directors and Executive Officers, as a group (12 persons)             2,700,824(10)                   26.9%

_________________
(1) Except as otherwise indicated, the beneficial owner listed below has sole voting and investment powers with respect thereto.
(2)   Audit Committee Member
(3)   Compensation Committee Member
(4)   Executive Committee Member
(5) Share amounts include 521,964 shares of common stock and 468,000 shares of common stock which may be acquired through the exercise of warrants and 203,603 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock, in each case held by limited partnerships, of which Dr. Pacholder and Mr. Morgan are general partners. Pursuant to certain Investment Advisory Agreements,

      Pacholder Associates, Inc. has sole voting and investment power over such securities. Share amounts also include 391,060 shares of common stock, 100,000 shares of common stock which may be acquired through the exercise of warrants and 43,017 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock, in each case owned by a wholly-owned subsidiary of Pacholder Associates, Inc.
(6) Share amounts for Ms. S. Pacholder, Mr. Joseph, and Mr. Miller include 20,000, 1,500, and 3,000 shares of common stock, respectively, that are issuable upon exercise of stock options granted under the 1985 Stock Option Plan. Share amounts for Ms. S. Pacholder, Dr. Pacholder, Mr. Joseph, Mr. Mathews, and Mr. Miller include 30,000, 30,000, 8,500, 20,000, and 5,000 shares of common stock, respectively, that are issuable upon exercise of stock options granted under the 1994 Stock Option Plan. Share amounts for Ms. S. Pacholder, Dr. Pacholder, Mr. Joseph, Mr. Mathews and Mr. Miller include 35,000, 30,000, 12,000, 12,000 and 12,000 shares of common stock, respectively, that are issuable upon exercise of options granted under the 1995 Stock Option Plan. Share amounts for Dr. Pacholder, Mr. Morgan, Mr. Cornelius, Ms. S. Pacholder, Ms. R. Pacholder and Mr. Williamson include 6,000, 8,000, 8,000, 2,000, 6,000 and 4,000 shares of common stock, respectively, that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors.
(7) Share amounts include 650,944 shares of common stock issued in connection with six acquisitions over which Ms. S. Pacholder and Dr. Pacholder share voting power. Ms. S. Pacholder and Dr. Pacholder disclaim beneficial ownership of these shares.
(8)   Includes 11,400 shares of common stock.
(9) Includes 822 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock.
(10) Share amounts include 249,000 shares of common stock issuable upon exercise of stock options granted to certain officers and Directors under the Company's stock option plans 568,000 shares of common stock issuable upon exercise of warrants and 247,442 shares of Preferred Stock that are deemed to be beneficially owned by certain Directors as indicated in (5) and (9) above. Share amounts also include 650,944 shares of common stock over which certain Directors and officers share voting power as indicated in (7) above.
(11) Pursuant to the November 17, 1995 scheduled termination of one limited partnership, of which Dr. Pacholder and Mr. Morgan are general partners, approximately 730,815 beneficial shares will be distributed to the limited partners and Pacholder and Associates, Inc. will no longer have sole voting power over 724,722 shares.

      The Board of Directors held seven meetings during the year ended September 30, 1995. Each meeting was attended by all Directors of record. Each Director who is not an employee of the Company receives an annual retainer of $10,000, and a Director's fee in the amount of $2,000 for each meeting of the Board or Committee of the Board actually attended and reimbursement of actual expenses incurred. In addition, each Director who is not an employee is a participant in the 1993 Non-Employee Director Stock Option Plan. Under the terms of the plan, each non-employee Director is granted options to purchase 2,000 shares of the Company's common stock, on the first business day subsequent to each annual meeting of shareholders. Ms. Sylvia Pacholder was granted options to purchase 2,000 shares of the Company's common stock upon her appointment to the Board of Directors on September 8, 1993. Ms. Robin Pacholder was granted options to purchase 2,000 shares of the Company's common stock upon her appointment to the Board of Directors on December 28, 1993. Mr. Williamson was granted options to purchase 2,000 shares of the Company's common stock upon his appointment to the Board of Directors on June 9, 1995.

      Standing Audit and Compensation Committees, each composed of the non-officer Directors, met once during the past fiscal year. All committee members were present. The functions of the Audit Committee include reviewing the engagement of the independent accountants, the scope and timing of the audit, certain non-audit services to be rendered by the independent accountants, reviewing the report of the independent accountants upon completion of their audit and reviewing with the independent accountants and management the Company's policies and procedures with respect to accounting and financial controls. The Compensation Committee reviews and recommends compensation arrangements for Directors, officers and other employees and takes whatever action may be required in connection with the Company's stock option plans.

      In fiscal 1993 the Board of Directors established an Executive Committee which is currently composed of Directors William J. Morgan, Asher O. Pacholder and Sylvia A. Pacholder. The functions of the Executive Committee include reviewing capital expenditure projects, and assisting management in developing and implementing strategic plans. The Executive Committee held five meetings during the year ended September 30, 1995.

      The Company does not have a Nominating Committee.

PRINCIPAL EXECUTIVE OFFICERS OF THE COMPANY
WHO ARE NOT ALSO DIRECTORS

      Set forth below are the name, age, positions and offices and periods during which so served, of each executive officer of the Company and certain of its subsidiaries, who is not also a Director, and all persons presently chosen to become executive officers of the Company and certain of its subsidiaries:

NAME                            AGE                POSITION
----                            ---                --------
Jon C. Biro                      29                Controller & Treasurer
Randy Hamilton                   36                Vice President - Exploration Services
Isaac Joseph                     40                Senior Vice President - Sales
Curtis Mathews                   52                Senior Vice President - Corporate Development
Kenneth Miller                   51                Senior Vice President - Corrosion Control Services
Roy Pickett                      47                Vice President - Production Services

_______________
      Mr. Biro, a certified public accountant, has been principally employed as Controller and Treasurer of the Company since April, 1995. From October 1994 to March 1995, Mr. Biro was Controller of the Company. Prior to that time, Mr. Biro was a CPA with Price Waterhouse LLP.

      Mr. Hamilton has been principally employed as Vice President - Exploration Services of the Company since October 1995. From July 1995 to September 1995, Mr. Hamilton was Assistant Vice President - Exploration Services. From September 1994 to June 1995, Mr. Hamilton was employed as Division Manager. From September 1992 to August 1994, Mr. Hamilton served the Company as a department manager. Prior to that time, Mr. Hamilton was employed as a department manager with Baker Hughes Tubular Services, Inc.

      Mr. Joseph has been principally employed as Senior Vice President - Sales of the Company since March 1995. From November 1994 to March 1995 he was the Louisiana Division Manager. Mr. Joseph was the Company's Division Sales Manager for Louisiana from June 1994 to November 1994. From March 1992 to June 1994 Mr. Joseph was the Louisiana Sales Manager for Tuboscope Vetco International. From September 1991 to March 1992 he was a Sales Representative for Completion Accessories, Inc., an oilfield service company, in Louisiana. Prior to that time, he was Senior Sales Representative for Baker Hughes Vetco Services, an oilfield service company, in Louisiana.

      Mr. Mathews has been principally employed as Senior Vice President - Corporate Development of the Company since July 1995. From October 1994 to June 1995 Mr. Mathews was Vice President - Exploration Services of the Company. From October 1992 to September 1994, Mr. Mathews was employed as Regional Manager. For more than five years prior to that time, Mr. Mathews served as Domestic Inspection Manager for Baker Hughes Tubular Services, Inc.

      Mr. Miller has been principally employed as Senior Vice President -
Corrosion Control Services of the Company since October 1995.   From November
1994 to October 1995, Mr. Miller served the Company as Assistant Vice President
- Corrosion Control Products. From October 1993 to October 1994, He was the Louisiana Division Manager, and for three years prior to October 1993, Mr. Miller served as the Gulf Coast Area Manager for Baker Hughes Tubular Services, Inc.

      Mr. Pickett has been principally employed with the Company as Vice President - Production Services since July 1995. From November 1994 to July 1995, Mr. Pickett was employed as Division Manager.

For more than nine years prior to that time, Mr. Pickett was employed as an assistant sales manager with the Company.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid by the Company to each of the five most highly compensated executive officers and Directors and the Company's former Chairman and Chief Executive Officer during the fiscal year ended September 30, 1995.

                                        SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------

                                            ANNUAL COMPENSATION       LONG-TERM
                                            -------------------      COMPENSATION
                                                                    -------------

 NAME AND                                                           OPTION AWARDS          ALL OTHER
 PRINCIPAL POSITION            YEAR          SALARY      BONUS         (SHARES)         COMPENSATION(1)
 ------------------            ----          ------      -----      -------------       ---------------

 Sylvia A. Pacholder           1995          $156,193        (3)        50,000                2,300
   President &                 1994            78,564     75,000             0                    0
   Chief Executive Officer     1993                --         --            --                   --

 Asher O. Pacholder            1995            94,327        (3)        30,000                    0
   Chairman of the Board       1994                --         --            --                   --
   & Chief Financial Officer   1993                --         --            --                   --


 James P. Shanahan, Jr.(2)     1995           $83,011         $0        30,000                    0
  Chairman of the Board &      1994           158,958     75,000         6,000               16,336
  Chief Executive Officer      1993           131,833     75,000        30,000                1,583


 Isaac Joseph                  1995            78,126        (3)        10,000                  781
   Senior Vice President       1994            18,423     17,000            --                  100
   Sales                       1993                --         --            --                   --

 Curtis Mathews                1995            91,875        (3)        20,000                1,148
   Senior Vice President       1994            78,528     10,000             0                1,020
   Corporate Development       1993            77,940      8,100         4,000                    0

 Kenneth Miller                1995            74,145        (3)         6,000                1,834
   Senior Vice President       1994            58,872      2,000         2,000                  816
   Corrosion Control Services  1993            58,872      3,954             0                  809

(1) Includes the Company's matching contributions for fiscal 1995 to the Employee Stock Ownership Plan [the 401(k) Plan]. Also includes $14,583 paid to Mr. Shanahan in connection with the Company's relocation plan in 1994.
(2) Mr. Shanahan is no longer an employee of the company; however, he currently has an acquisition and financing consulting agreement in effect with the Company for which he is paid $15,000 per month and reimbursement of certain relocation expenses. The agreement, which was effective in February 1995, is for not less than twelve months in duration and may be terminated in certain circumstances, including six months' notice by either party.
(3) As of November 22, 1995 the distribution of fiscal year 1995 bonuses has not yet been determined.

OPTIONS GRANTED DURING FISCAL 1995

      The following table sets forth stock options granted to the individuals named in the Summary Compensation Table during 1995 under the Company's 1985 and 1994 Stock Option Plan. Under the Securities and Exchange Commission ("SEC") regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen the 5%, 10% formula approved by the SEC; however, the ultimate value will depend on the market value of the Company's stock at a future date, which may or may not correspond to the projections below.

                                                                                    Potential realizable value
                                                                                    at assumed annual rates of
                                                                                    stock price appreciation
INDIVIDUAL GRANTS                                                                   for option term
-------------------------------------------------------------------                 --------------------------
                                    % of total
                                    Options granted
                          Options   To employees     Exercise price     Expiration
Name                      Granted   In 1995          Per Share (1)      Date                5%           10%
--------------------------------------------------------------------------------------------------------------
Sylvia A. Pacholder        50,000       11%          30,000 @ $5.00     10/14/2004       $93,334      $239,061
                                                     20,000 @ $4.75     12/02/2004        59,745       151,406
Asher O. Pacholder         30,000        7%          $5.00              4/01/2005         94,334       239,061
James P. Shanahan, Jr.     30,000        7%          $5.00              5/16/1995              0             0
Isaac Joseph               10,000        2%          1,500 @ $4.75      12/02/2004         4,481        11,355
                                                     2,500 @ $5.00      10/14/2004         7,861        19,922
                                                     6,000 @ $5.75      6/30/2005         21,697        54,984
Curtis Mathews             20,000        4%          $5.00              10/14/2004        62,889       159,374
Kenneth Miller              6,000        1%          1,000 @ $4.75      12/02/2004         2,987         7,570
                                                     5,000 @ $5.00      10/14/2004        15,722        39,844

(1)   Exercise price is the fair market value on the date of grant.


FISCAL 1995 OPTION EXERCISES AND FISCAL YEAR-END VALUE

      The following table sets forth stock options exercised by the individuals named in the Summary Compensation Table during 1995, and the number and value of all unexercised options at fiscal year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Company's stock on September 30, 1995.

                                                       Number of Unexercised        Value of Unexercised
                         Shares                        Options at                   In-the-Money Options at
                         Acquired on    Value          September 30, 1995           September 30, 1995 (1)
Name                     Exercise       Realized (2)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                     ------------   ------------   -------------------------    -------------------------

Sylvia A. Pacholder          -0-            n/a               52,000/0                      $2,500/0
Asher O. Pacholder           -0-            n/a               36,000/0                           0/0
James P. Shanahan, Jr.       30,000         $21,250           36,000/0                      33,750/0
Isaac Joseph                 -0-            n/a               10,000/0                         188/0
Curtis Mathews               -0-            n/a               32,000/0                           0/0
Kenneth Miller               -0-            n/a                8,000/0                         125/0

(1) Represents market value of the Company's common stock at September 30, 1995 less the exercise price.
(2) Based on market value of the Company's common stock on the date of issuance of shares.

EMPLOYEE STOCK OWNERSHIP PLAN

      In June 1982, the Board of Directors adopted the ICO, Inc. Employee Stock Ownership Plan (ESOP). The plan has been amended to comply with all tax acts enacted since 1982. Compensation expense associated with this plan amounted to approximately $183,000 in 1995, $194,000 in 1994 and $175,000 in 1993. In 1988
management amended the ESOP to provide a 401(k) savings feature. The ESOP is the only Company-sponsored retirement plan in effect at September 30, 1995. The amendment provides employees with a tax-deferred savings plan that allows them to accumulate funds for retirement. All employees with six months of service who are at least twenty and one-half years of age are eligible to participate in the plan beginning each October.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During fiscal year 1995, the Compensation Committee of the Board of Directors of the Company consisted of Messrs. Asher O. Pacholder, William J. Morgan, John R. Howard, William E. Cornelius, and Ms. Robin E. Pacholder until October 20, 1995.

      Effective October 20, 1995 the Compensation Committee of the Board of Directors of the Company consists of Messrs. William J. Morgan, William E. Cornelius, and John F. Williamson.

      Dr. Pacholder and Mr. Morgan are each Directors of the Company and are executive officers of Pacholder Associates, Inc.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors and greater than 10% Shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1995, all
Section 16(a) filing requirements applicable to its Directors, officers and greater than 10% beneficial owners were met.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table contains information concerning the security ownership of certain beneficial owners known to the management of the Company, based upon filings with the Securities and Exchange Commission, to own more than five percent of the Company's common stock at the close of business on November 15, 1995.

                                                    AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)         PERCENT OF CLASS
-----------------------------------------------------------------------------------------------------

Pacholder Associates
  8044 Montgomery Road, Suite 382
  Cincinnati, Ohio  45236.........................         1,727,644 (2)(4)              17.7%

Prudential Insurance Company of America
  100 Mulberry Street
  Newark, New Jersey  07102.......................           757,400                      8.5%

State Street Research & Management Company
  One Financial Center, 38th Floor
  Boston, Massachusetts  02111....................           773,040 (3)                  8.7%

Wellington Management Company
  75 State Street
  Boston, Massachusetts  02109....................           710,760                      8.0%

FMR Corporation
  82 Devonshire Street
  Boston, Massachusetts  02109....................           661,700                      7.4%

Alphi Investment Management Company
  155 Pfingsten Road, Suite 360
  Deerfield, Illinois  60015......................           636,700                      7.1%

T. Rowe Price Associates, Inc.
  100 E. Pratt Street
  Baltimore, Maryland  21202.....................           515,040                      5.8%


_______________________________________________________

(1) Voting and dispositive power is shared by the beneficial owner indicated and certain of its subsidiaries, or investment funds managed by it.
(2) Share amounts include 521,964 shares of common stock, 468,000 shares of common stock which may be acquired through the exercise of warrants and 203,603 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock, in each case held by limited partnerships, of which Dr. Pacholder and Mr. Morgan are general partners. Pursuant to certain Investment Advisory Agreements, Pacholder Associates, Inc. has sole voting and investment power over such securities. Share amounts also include 391,060 shares of common stock, 100,000 shares of common stock which may be acquired through the exercise of warrants and 43,017 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock, in each case owned by a wholly-owned subsidiary of Pacholder Associates, Inc.
(3) This number represents 510,000 shares of common stock held and 263,040 shares of common stock which may be acquired upon conversion of Convertible Exchangeable Preferred Stock.

(4) Pursuant to the November 17, 1995 scheduled termination of one limited partnership, of which Dr. Pacholder and Mr. Morgan are general partners, approximately 730,815 beneficial shares will be distributed to the limited partners and Pacholder and Associates, Inc. will no longer have sole voting power 724,722 shares.

SECURITY OWNERSHIP OF MANAGEMENT

      See Item 10. Directors and Executive Officers of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No reportable transactions occurred in the year ended September 30, 1995.

                                 P A R T   I V


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.

(c)   Exhibits Required by Item 601 of S-K:

      (1) The following exhibits are filed as a separate section of this Form 10-K Annual Report:

             3(ii)  Bylaws of Registrant, as amended

             11     Statement re Computation of Per Share Earnings

             21     Subsidiaries of the Registrant

             23     Consent of Price Waterhouse LLP

             27     Financial Data Schedule

      (2)    The following exhibits are incorporated herein by reference:

             3(i) Articles of Incorporation of Registrant, as amended. (Exhibit 4 to Registrant's Form S-3 dated September 13,
                    1993)

             4(a) Indenture for 10% Senior Notes due 2002, dated as of September 1, 1992, between Registrant and Ameritrust Texas N.A., Trustee. (Exhibit 4 to Registrant's Form 10-K Annual Report for 1992)

             4(b) Warrant Agreement - Series A, dated as of September 1, 1992, between Registrant and Society National Bank. (Exhibit 4 to Registrant's Form 10-K Annual Report for
                    1992)

             4(c) Warrant Agreement - Series B, dated as of September 1, 1992, between Registrant and Society National Bank. (Exhibit 4 to Registrant's Form 10-K Annual Report for
                    1992)


                       MANAGEMENT COMPENSATORY AGREEMENTS

             10(a) ICO, Inc. Tax Credit Employee Stock Ownership Plan, as amended.

             10(b) Amendments to accounts financing agreement and promissory notes between Registrant and Congress Financial Corporation. (Exhibit 4 to Registrant's Form 10-K Annual Report for 1992)

             10(c) ICO, Inc. 1985 Stock Option Plan, as amended. (Exhibit B to Registrant's definitive proxy statement dated April 27, 1987 for the Annual Meeting of Shareholders)

             10(d) Accounts financing agreement and promissory notes between Congress Financial Corporation and ICO, Inc. dated January 11, 1989. (Exhibit 3 to Registrant's Form 10-K Annual Report for 1988)

             10(e) Agreement for the purchase and sale of all of the outstanding shares of capital stock of Baker Hughes Tubular Services, Inc. and certain related non-U.S. assets by and between ICO, Inc. and Baker Hughes, Incorporated. (Exhibit 2(a) to Registrant's Form 8-K Current Report dated September 30, 1992)

             10(f) 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (Exhibit 99 to Registrant's Form S-8 dated September 13, 1993)

             10(g) ICO, Inc. 1994 Stock Option Plan (Exhibit A to Registrant's definitive proxy statement dated June 24, 1994 for the Annual Meeting of Shareholders)

             10(h) ICO, Inc. 1995 Stock Option Plan (Exhibit A to Registrant's definitive proxy statement dated August 10, 1995 for the Annual Meeting of Shareholders)

(d) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICO, INC.

                                        By:       /s/ SYLVIA A. PACHOLDER
                                             -----------------------------------
                                              Sylvia A. Pacholder, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                        Date         November 22, 1995
                                             -----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE AND TITLE                                                DATE
                -------------------                                                ----
              /s/ SYLVIA A. PACHOLDER                                        November 22, 1995
---------------------------------------------------
         Sylvia A. Pacholder, President and
              Chief Executive Officer
           (Principal Executive Officer)

                                                                             November 22, 1995
              /s/  ASHER O. PACHOLDER
---------------------------------------------------
     Asher O. Pacholder, Chairman of the Board
            and Chief Financial Officer
           (Principal Financial Officer)

                                                                             November 22, 1995
                  /s/ JON C. BIRO
---------------------------------------------------
       Jon C. Biro, Controller and Treasurer
           (Principal Accounting Officer)

                                                                             November 22, 1995
              /s/ WILLIAM E. CORNELIUS
---------------------------------------------------
      William E. Cornelius, Director

                                                                             November 22, 1995
               /s/ WILLIAM J. MORGAN
---------------------------------------------------
      William J. Morgan, Director

                                                                             November 22, 1995
               /s/ ROBIN E. PACHOLDER
---------------------------------------------------
            Robin E. Pacholder, Director

                                                                             November 22, 1995
               /s/ JOHN F. WILLIAMSON
---------------------------------------------------
            John F. Williamson, Director

                           ICO, INC. AND SUBSIDIARIES

                                   FORM 10-K

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULE




The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

(1)   Financial Statements:                                                   PAGE
                                                                              ----
      Report of Independent Accountants  . . . . . . . . . . . . . . . . .    F-2

      Consolidated Balance Sheet at September 30, 1995 and 1994  . . . . .    F-3

      Consolidated Statement of Operations for the three years
      ended September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .    F-4

      Consolidated Statement of Cash Flows for the three years
      ended September 30, 1995 . . . . . . . . . . . . . . . . . . . . . .    F-5

      Consolidated Statement of Stockholders' Equity for the
      three years ended September 30, 1995 . . . . . . . . . . . . . . . .    F-6

      Notes to Consolidated Financial Statements . . . . . . . . . . . . .    F-7


(2)   Financial Statement Schedule:


      Schedule VIII - Valuation and Qualifying Accounts  . . . . . . . . .    S-1



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Houston, Texas
October 31, 1995

                                   ICO, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                       SEPTEMBER 30,
                                                                              ------------------------------
                                                                                   1995             1994
                                                                              -------------    -------------
ASSETS

Current Assets:
    Cash and equivalents                                                      $  24,991,000    $  24,763,000
    Trade receivables (less allowance for doubtful accounts of
         $828,000 and $576,000, respectively)                                    18,050,000       14,307,000
    Inventories                                                                   4,873,000        4,642,000
    Prepaid expenses and other                                                    2,035,000        3,253,000
                                                                              -------------    -------------
         Total current assets                                                    49,949,000       46,965,000
                                                                              -------------    -------------

Property, plant and equipment, at cost                                           83,461,000       76,374,000
    Less - accumulated depreciation and amortization                            (53,637,000)     (48,861,000)
                                                                              -------------    -------------
                                                                                 29,824,000       27,513,000
                                                                              -------------    -------------
Other assets:
    Goodwill, net                                                                 4,474,000        3,663,000
    Deferred tax asset                                                            1,633,000               --
Patents and licenses, net                                                           229,000          264,000
    Other                                                                         2,074,000          564,000
                                                                              -------------    -------------
                                                                              $  88,183,000    $  78,969,000
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                         $     635,000    $     437,000
    Accounts payable                                                              5,622,000        5,122,000
    Accrued insurance                                                             1,731,000        1,316,000
    Accrued salaries and wages                                                    1,351,000          935,000
    Income taxes payable                                                          1,209,000               --
    Accrued expenses                                                              2,117,000        1,499,000
                                                                              -------------    -------------
         Total current liabilities                                               12,665,000        9,309,000
                                                                              -------------    -------------

Long-term debt, net of current portion                                            1,047,000          456,000
                                                                              -------------    -------------

Stockholders' Equity:
    Preferred stock, without par value - 500,000 shares authorized;
     322,500 shares issued and outstanding with a liquidation
     preference of $32,250,000                                                       13,000           13,000
    Common Stock, without par value - 50,000,000 shares authorized;
     8,883,911 and 8,551,574 shares issued and outstanding, respectively         35,042,000       33,394,000
    Additional paid-in capital                                                   56,058,000       56,053,000
    Accumulated deficit                                                         (16,642,000)     (20,256,000)
                                                                              -------------    -------------
                                                                                 74,471,000       69,204,000
                                                                              -------------    -------------
Commitments and contingencies (see Note 5 & 10)
                                                                              $  88,183,000    $  78,969,000
                                                                              =============    =============





   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       YEARS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                  1995             1994             1993
                                                             -------------    -------------    -------------
Revenues:

    Exploration Services                                     $  31,342,000    $  27,531,000    $  24,878,000
    Production Services                                         19,586,000       19,469,000       20,169,000
    Corrosion Control Services                                  19,394,000       14,549,000        9,991,000
    Product sales                                               14,672,000       12,015,000        5,179,000
    Other sales and services                                     2,893,000        2,406,000               --
                                                             -------------    -------------    -------------
                                                                87,887,000       75,970,000       60,217,000
                                                             -------------    -------------    -------------

Cost and expenses:
    Cost of sales and services                                  59,885,000       54,191,000       42,862,000
    Selling, general and administrative                         17,840,000       15,202,000       12,730,000
    Depreciation and amortization                                5,112,000        4,357,000        3,669,000
    Litigation settlement                                               --              --           605,000
                                                             -------------    ------------     -------------
                                                                82,837,000       73,750,000       59,866,000
                                                             -------------    -------------    -------------

Operating income                                                 5,050,000        2,220,000          351,000

Other income and expense:
    Interest income                                              1,424,000          902,000           62,000
    Interest expense                                              (117,000)        (471,000)      (2,414,000)
                                                             -------------    -------------    -------------

Income (loss) before taxes and extraordinary item                6,357,000        2,651,000       (2,001,000)

Provision for income taxes                                         567,000           55,000               --
                                                             -------------    -------------    -------------

Income (loss) before extraordinary item                          5,790,000        2,596,000       (2,001,000)

Extraordinary item - loss on repayment
    of debt                                                             --       (1,371,000)              --
                                                             -------------    -------------    -------------
Net income (loss)                                            $   5,790,000    $   1,225,000    $  (2,001,000)
                                                             =============    =============    =============

Earnings (loss) per common and
common equivalent share:
    Income (loss) before extraordinary item                  $         .41    $         .09    $        (.49)
    Extraordinary item                                                  --             (.16)              --
                                                             -------------    -------------    -------------

    Net income (loss)                                        $         .41    $        (.07)   $        (.49)
                                                             =============    =============    =============

    Weighted average common and common
    equivalent shares outstanding                                8,709,303        8,299,559        4,052,325
                                                             =============    =============    =============





   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           YEARS ENDED SEPTEMBER 30,
                                                               -------------------------------------------------
                                                                     1995             1994              1993
                                                               --------------    --------------   --------------
Cash flows from operating activities:
     Cash received from customers                              $   83,388,000    $   73,612,000   $   59,180,000
     Cash paid to suppliers and employees                         (74,666,000)      (68,961,000)     (57,623,000)
     Interest received                                              1,430,000           805,000           62,000
     Interest paid                                                   (127,000)         (710,000)      (2,022,000)
     Income taxes paid                                               (992,000)               --               --
     Litigation settlement                                                 --                --         (605,000)
                                                               --------------    --------------   --------------

      Net cash provided by (used for) operating activities          9,033,000         4,746,000       (1,008,000)
                                                               --------------    --------------   --------------

Cash flows from investing activities:
     Capital expenditures                                          (5,838,000)       (4,782,000)      (2,252,000)
     Acquisitions                                                    (939,000)       (3,194,000)              --
     Dispositions of property, plant and equipment                    133,000           533,000          137,000
                                                               --------------    --------------   --------------
      Net cash provided by (used for) investing activities         (6,644,000)       (7,443,000)      (2,115,000)
                                                               --------------    --------------   --------------
Cash flows from financing activities:
     Net proceeds from sale of stock                                  622,000        31,418,000       21,635,000
     Payment of dividend on preferred stock                        (2,176,000)       (1,826,000)              --
     Additions and refinanced debt                                    142,000                --       49,372,000
     Reductions of debt                                              (749,000)      (11,582,000)     (58,643,000)
                                                               --------------    --------------   --------------
      Net cash provided by (used for) financing activities         (2,161,000)       18,010,000       12,364,000
                                                               --------------    --------------   --------------
Net increase in cash                                                  228,000        15,313,000        9,241,000

Cash and equivalents at beginning of year                          24,763,000         9,450,000          209,000
                                                               --------------    --------------   --------------
Cash and equivalents at end of year                            $   24,991,000    $   24,763,000   $    9,450,000
                                                               ==============    ==============   ==============
Reconciliation of net income (loss) to
   net cash provided by (used for) operating activities:

      Net income (loss)                                        $    5,790,000    $    1,225,000   $   (2,001,000)
                                                               --------------    --------------   --------------
Adjustments:
     Depreciation and amortization                                  5,112,000         4,357,000        3,669,000
     Loss on extinguishment of debt                                         --        1,371,000               --
     Interest not paid                                                      --               --           67,000
     Net changes in assets and liabilities:
      Receivables                                                  (3,279,000)       (1,067,000)      (1,037,000)
      Inventories                                                     297,000          (515,000)        (104,000)
      Prepaid expenses and other assets                              (340,000)         (302,000)      (1,268,000)
      Deferred tax asset                                           (1,634,000)               --               --
      Accounts payable                                                400,000           (51,000)         625,000
      Accrued expenses                                              2,687,000          (272,000)        (959,000)
                                                               --------------    --------------   --------------
                           Total adjustments                        3,243,000         3,521,000          993,000
                                                               --------------    --------------   --------------

         Net cash provided by (used for)
           operating activities                                $    9,033,000    $    4,746,000   $   (1,008,000)
                                                               ==============    ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                               COMMON STOCK             ADDITIONAL
                                                         PREFERRED        ----------------------          PAID-IN       ACCUMULATED
                                                           STOCK           SHARES         AMOUNT          CAPITAL         DEFICIT
                                                           -----           ------         ------          -------         -------
Balance at September 30, 1992                                    --       3,162,192     $25,301,000      $3,258,000    $(18,255,000)

   Fractional shares acquired in connection with a
       reverse stock split                                       --             (50)             --              --              --

   Issuance of shares in connection with a stock
       offering                                                  --       3,945,000          40,000      22,935,000              --

   Issuance of shares in connection with exercise of
       warrants                                                  --         154,875         849,000         (75,000)             --

   Issuance of shares in connection with the exercise
       of employee stock options                                 --          17,100          66,000              --              --

   Issuance of shares to the ICO Employee Stock
       Ownership Plan                                            --          18,960         175,000              --              --

   Net loss                                                      --              --              --              --      (2,001,000)
                                                         ----------       ---------     -----------     -----------    ------------

Balance at September 30, 1993                                    --       7,298,077      26,431,000      26,118,000     (20,256,000)

   Issuance of shares in connection with acquisitions            --         832,894       5,550,000              --              --

   Issuance of shares in connection with the exercise
       of warrants                                               --         349,143       1,095,000              --              --

   Issuance of shares in connection with the exercise
       of employee stock options                                 --          32,680         124,000              --              --

   Issuance of shares to the ICO Employee Stock
       Ownership Plan                                            --          38,780         194,000              --              --

   Issuance of 322,500 shares of Convertible
       Exchangeable Preferred Stock                      $   13,000              --              --      30,588,000              --

   Convertible Exchangeable Preferred Stock
        Dividend                                                                                           (601,000)     (1,225,000)

   Translation adjustment                                                                                   (52,000)

   Net income                                                    --              --              --              --       1,225,000
                                                         ----------       ---------     -----------     -----------    ------------
Balance at September 30, 1994                                13,000       8,551,574      33,394,000      56,053,000     (20,256,000)

   Issuance of shares in connection with acquisitions            --         161,550         843,000

   Issuance of shares in connection with the exercise
       of employee stock options                                 --         133,330         622,000

   Issuance of shares to the ICO Employee Stock
       Ownership Plan                                            --          37,457         183,000

   Convertible Exchangeable Preferred Stock
        Dividend                                                                                                         (2,176,000)

   Translation adjustment                                                                                     5,000

   Net income                                                                                                             5,790,000
                                                         ----------       ---------     -----------     -----------    ------------
Balance at September 30, 1995                            $   13,000       8,883,911     $35,042,000     $56,058,000    $(16,642,000)
                                                         ==========       =========     ===========     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         SEGMENT INFORMATION - While the Company serves many of the significant oil and gas producing regions and active exploration areas of the Continental United States, it operates primarily in one industry segment which includes the inspecting, reconditioning and coating of tubular goods and sucker rods utilized in the oil and gas industry.

         REVENUE AND RELATED COST - The Company generally recognizes revenue upon completion of its inspection and coating services and related expenses are generally recognized as incurred. For product sales, revenues and related expenses are recognized when title is transferred, generally when the products are shipped. In 1993, product sales were not significant. In 1994 and 1995, product sales totaling $1,782,000 and $2,043,000 yielded a gross margin of approximately 50% and 58%, respectively.

         INVENTORIES - Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.

         CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt securities with a maturity of three months or less when purchased to be cash equivalents.

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

CLASSIFICATION                                                       YEARS
--------------                                                       -----

Site improvements.................................................   3-25
Buildings.........................................................   5-25
Machinery and equipment...........................................   3-22
Transportation equipment..........................................   3-14

         Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the asset or the lease term. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property, plant and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in operating results.

         GOODWILL - The excess purchase price over fair value of net tangible assets, goodwill, is being amortized on a straight-line basis over 40 years. The Company periodically reviews goodwill to assess recoverability. Impairments would be recognized in operating results if a permanent diminution in value were to occur. In 1993, goodwill amortization was immaterial. The goodwill amortization charged against earnings in 1994 and 1995 was $67,000 and $129,000, respectively.

         PATENTS AND LICENSES -- The cost of patents, patent rights and license agreements is generally amortized over the remaining legal lives of the patents or agreements on a straight-line basis, averaging approximately ten years. Total accumulated amortization associated with such patents and agreements at September 30, 1994 and 1995 was $1,232,000 and $1,267,000, respectively.

         FOREIGN CURRENCY TRANSLATION -- Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the periods presented.

         ENVIRONMENTAL - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. As of September 30, 1994 and 1995, a liability for environmental remediation of $140,000 and $61,000, respectively, remained which was assumed in the acquisition of Baker Hughes Tubular Services, Inc. ("BHTS").

         INCOME TAXES -- The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Investment tax credits are recognized using the flow-through method, whereby, in the year available for utilization, they are applied as a reduction of income tax expense. Deferred income taxes are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with existing differences between financial accounting and tax bases of assets and liabilities. This method also gives immediate effect to changes in income tax laws upon enactment. Deferred income tax expense is derived from changes in deferred income taxes on the balance sheet.

         EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share is based on earnings (loss) applicable to common shareholders and is computed using the weighted average number of common and common equivalent shares outstanding during the year including stock options and warrants which may have a dilutive effect. Outstanding options, and warrants and Exchangeable Preferred Stock had no materially dilutive effect for the years ended September 30, 1995, 1994, and 1993.

         RECLASSIFICATION - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

NOTE 2 - ACQUISITIONS

1995 ACQUISITIONS

         In June 1995 the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA "Spinco") for a $490,000 note and 94,884 shares of ICO common stock. Spinco is a Louisiana corporation that provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area. For the nine months ended April 30, 1995, (unaudited) Spinco generated approximately $741,000 in revenues and net income of $207,000.

         In March 1995 the Company acquired substantially all of the operational assets, excluding real estate, of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $671,000, consisting of approximately $629,000 cash and a $42,000 note. For the year ended June 30, 1994, (unaudited) Kebco generated revenues of approximately $730,000 and net income of approximately $37,000.

         In October 1994 the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for approximately $745,000, consisting of $395,000 cash and 66,666 shares of ICO common stock. B&W is a Texas corporation that designs and manufactures parts and components for nondestructive testing and inspection of equipment for use in the tubular market. For the nine months ended September 30, 1994, (unaudited) B&W generated revenues of approximately $1,000,000 and net income of $116,000. B&W sales to ICO during such nine month period totaled approximately $635,000.

         All of the 1995 acquisitions were accounted for under the purchase method of accounting.

1994 ACQUISITIONS

         In April 1994, the Company acquired all of the outstanding capital stock of Permian Enterprises, Inc. ("Permian") located in Midland, Texas, for $2,498,000 consisting of 399,600 shares of the Company's common stock. As part of this transaction, the Company funded a pre-acquisition dividend to Permian shareholders by making a $2,100,000 loan to Permian. Permian provides cement lining for tubing and casing. For the year ended December 31, 1993 Permian generated revenues of $5,200,000 and income before tax of $540,000.

         In April 1994, the Company purchased all of the outstanding capital stock of Frontier Inspection Services, Inc. ("Frontier") for $1,495,000 consisting of 230,000 shares of the Company's common stock. Frontier, which is based in Farmington, New Mexico, provides inspection and reclamation services for tubing and casing. For the year ended December 31, 1993 Frontier generated revenues of $1,800,000 and income before tax of $414,000.

         In February 1994, the Company purchased all of the outstanding capital stock of Shearer Supply Ltd. ("Shearer") of Canada for $1,900,000, consisting of $1,300,000 cash and 98,294 shares of the Company's common stock. Shearer inspects and reconditions sucker rods and reconditions engines utilized in connection with pumping units of oil wells. For the nine months ended December 31, 1993 Shearer generated revenues of $4,300,000 and income before tax of $482,000.

         In November 1993, the Company acquired substantially all of the property, plant and equipment of Tubular Ultrasound Corporation, Inc. ("TUC"), a pipe-inspection company, located in Houston, Texas, for a total consideration of $1,100,000 consisting of 105,000 shares of the Company's common stock and the payment of $170,000 of TUC indebtedness. For the year ended June 30, 1993, (unaudited) TUC generated revenues of $1,700,000 and income before tax of $83,000.

All of the 1994 acquisitions were accounted for under the purchase method of accounting. Assuming the 1994 and 1995 transactions described above occurred at the beginning of each year presented, condensed unaudited pro forma combined results of operations are as follows:

                                          YEAR ENDED SEPTEMBER 30,
                                       -----------------------------
                                          1995               1994
                                       -----------       -----------
Revenues                               $88,803,000       $84,394,000
Income before extraordinary item         5,974,000         3,761,000
Net income per share before
   extraordinary item                          .43               .23


NOTE 3 -- INVENTORIES

     Inventories at September 30 consisted of the following:

                                             1995              1994
                                          -----------       -----------
Finished goods                            $ 1,941,000       $ 2,176,000
Raw materials and work in process           2,932,000         2,466,000
                                          -----------       -----------

                                          $ 4,873,000       $ 4,642,000
                                          ===========       ===========


NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at September 30:

                                              1995              1994
                                          -----------       -----------
         Land and site improvements       $19,133,000       $15,964,000
         Buildings                         10,171,000         9,707,000
         Machinery and equipment           46,228,000        45,045,000
         Transportation equipment           2,389,000         2,089,000
         Leasehold improvements             1,668,000         1,603,000
         Construction in progress           3,872,000         1,966,000
                                          -----------       -----------

                                          $83,461,000       $76,374,000
                                          ===========       ===========

NOTE 5 -- DEBT AND PLEDGED ASSETS

         Debt at September 30, consisted of the following:

                                             1995              1994
                                          -----------       -----------
Secured loan agreements                   $ 1,192,000       $   893,000
Spinco acquisition note                       490,000                --
                                          -----------       -----------

                                            1,682,000           893,000
         Less - Current portion               635,000           437,000
                                          -----------       -----------

                                          $ 1,047,000       $   456,000
                                          ===========       ===========

         The various secured loan agreements are collateralized by certain assets of the Company and contain restrictions relating to, among other things: additional borrowings, selling assets except in the ordinary course of business, and investments or guarantees. The loan agreements carry various maturities and interest rates ranging from 8.5% to 12.5%, respectively.

         The Spinco acquisition note (see Note 2) bears interest at 5% and is due January 2, 1996.

         As of September 30, 1995, principal payments on long-term debt for the next five years were as follows: 1996 - $635,000; 1997 - $76,000; 1998 -
$77,000; 1999 - $81,000 and 2000 - $86,000.

NOTE 6 -- PREFERRED STOCK

         In November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each preferred share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to additional paid-in capital. Preferred Stock dividends of $1.68 per depositary share are paid annually.

NOTE 7 -- STOCK OPTION PLANS AND COMMON STOCK WARRANTS

         The ICO, Inc. 1985 Stock Option Plan provides for the grant of options to purchase an aggregate of 310,000 shares of the Company's common stock during the ten-year period commencing January 2, 1985. Shares of common stock are reserved for grant to certain officers and key employees at a price not less than 100% of the fair market value of the stock at the date of grant. The following is a summary of stock option activity for the year ended September 30:

                                                       1995             1994            1993
                                                   -------------   -------------   -------------
         Options outstanding at beginning of year        183,041         193,772          68,968
         Options granted at $4.75                         61,750              --              --
         Options granted at $8.25                             --          17,000              --
         Option granted at $7.13                              --          15,000              --
         Options granted at $3.75                             --              --         144,000
         Options exercised                               (43,944)        (32,680)        (17,100)
         Options canceled or expired                     (47,685)        (10,051)         (2,096)
                                                    ------------    ------------    ------------
         Options outstanding at end of year              153,162         183,041         193,772
                                                    ============    ============    ============
         Price of options exercised                 $3.75 - 5.00    $3.75 - 5.00    $3.75 - 5.10

         Information as of end of year:

         Price range of options outstanding         $3.75 -12.20    $3.75 -12.20    $3.75 -12.20

         Shares exercisable                              153,162         183,041         193,772

         Shares available for grant                         None          71,775          93,724


         The ICO, Inc. 1993 Non-employee Directors Stock Option Plan provides for the grant of options to purchase an aggregate of 80,000 shares of the Company's common stock during the ten-year period commencing June 16, 1993. Shares of common stock are reserved for grant to the nonemployee Directors at a price not less than 100% of the fair market value of the stock at the date of grant. The following is a summary of stock option activity for the year ended September 30:

                                                          1995           1994          1993
                                                         ------         ------        ------
         Options outstanding at beginning of year        30,000         22,000
         Options granted at $5.13                         8,000             --            --
         Options granted at $5.75                            --         10,000            --
         Options granted at $6.13                         2,000             --            --
         Options granted at $7.13                            --          2,000            --
         Options granted at $7.19                            --             --        20,000
         Options granted at $9.75                            --             --         2,000
         Options canceled or expired                     (6,000)        (4,000)           --
                                                         ------         ------   -----------

         Options outstanding at end of year              34,000         30,000        22,000
                                                         ======         ======   ===========


         The ICO, Inc. 1994 Stock Option Plan provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten-year period commencing July 1, 1994. Shares of common stock are reserved for grant to certain officers and key employees at a price not less than 100% of the fair market value of the stock at the date of grant. The following is a summary of stock option activity for the year ended September 30, 1995:

         Options granted at $5.00                                                     379,800
         Options granted at $5.75                                                      18,000
         Options exercised                                                            (84,900)
         Options canceled or expired                                                  (13,500)
                                                                                 ------------

         Options outstanding at end of year                                           299,400
                                                                                 ============

         Price of options exercised                                              $       5.00

         Information as of end of year:

         Price range of options outstanding                                      $5.00 - 5.75

         Shares exercisable                                                           299,400

         Shares available to grant                                                     15,700


         The ICO, Inc. 1995 Stock Option Plan ("1995 Plan") was approved by the stockholders at the Annual Meeting held on September 8, 1995 and provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten year period commencing August 15, 1995. Shares of common stock are reserved for grant to certain officers and key employees at a price not less than 100% of the fair market value of the stock at the date of grant. As of September 30, 1995 no options had been granted under the 1995 Plan.

         In connection with the Company's debt restructurings, 51,625 (expiring June 1997) and 801,375 (expiring July 2002) Common Stock Purchase Warrants were issued and are outstanding and currently exercisable at $5.00 as of September 30, 1995.

NOTE 8 -- INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                        YEAR ENDED SEPTEMBER 30,
                             ------------------------------------------------
                                1995             1994                1993
                             -----------       -----------        -----------
              Domestic       $ 5,297,000       $ 1,323,000        $(1,801,000)
              Foreign          1,060,000           (43,000)          (200,000)
                             -----------       -----------        -----------

                             $ 6,357,000       $ 1,280,000        $(2,001,000)
                             ===========       ===========        ===========


         The provision for income taxes consists of the following:

                                        YEAR ENDED SEPTEMBER 30,
                             ------------------------------------------------
                                1995              1994               1993
                             -----------       ----------         -----------
              Current:
                Federal      $  1,633,000      $   55,000
                State             208,000
                Foreign           359,000
                             -----------       ----------         -----------
                             $  2,200,000      $   55,000
                             -----------       ----------         -----------

              Deferred:
                Federal      $ (1,633,000)
                             -----------       ----------         -----------
                             $ (1,633,000)
                             -----------       ----------         -----------
              Total:
                Federal                        $   55,000
                State        $    208,000
                Foreign           359,000
                             -----------       ----------         -----------
                             $    567,000      $   55,000
                             ===========       ==========         ===========

         A reconciliation of the income tax expense at the federal statutory rate (35% for 1995 and 34% for prior years) to the Company's effective rate is as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------------------
                                                   1995             1994              1993
                                                -----------      -----------      -----------
Tax expense (benefit) at statutory rate         $ 2,225,000      $   435,000      $  (680,000)
Change in the deferred tax assets valuation
  allowance                                      (1,695,000)        (495,000)         496,000
Non-deductible expenses and other, net               37,000          115,000          184,000
                                                -----------      -----------      -----------
                                                $   567,000      $    55,000      $
                                                ===========      ===========      ===========

         Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                        SEPTEMBER 30,
                                                                 ----------------------------
                                                                    1995              1994
                                                                 -----------      -----------
Deferred tax assets:
  Net operating and capital loss carryforwards                   $ 3,299,000      $ 4,763,000
  Tax credit carryforward                                          2,078,000        2,191,000
  Depreciation                                                       966,000          326,000
  Insurance reserves                                                 733,000          540,000
  Other accruals                                                     382,000           83,000
  Bad debt reserves                                                  338,000          228,000
  Compensated absence accrual                                         91,000           89,000
  Other                                                               70,000               --
                                                                 -----------      -----------
                                                                   7,957,000        8,220,000
                                                                 -----------      -----------
Deferred tax liabilities:
  Deferred revenue                                                  (361,000)
  Other                                                              (20,000)         (14,000)
                                                                 -----------      -----------
                                                                    (381,000)         (14,000)
                                                                 -----------      -----------
Valuation allowance on deferred tax assets:                       (5,943,000)      (8,206,000)
                                                                 -----------      -----------
Net deferred tax assets:                                         $ 1,633,000
                                                                 ===========      ===========

         The Company has for tax purposes $9,068,000 and $306,000 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008, and $2,078,000 in investment, alternative minimum and other tax credit carryforwards. All of the tax credits are expected to expire unused except $104,000 in alternative minimum tax credits, which have no expiration.

         A stock offering in 1993 resulted in a cumulative change in ownership that consequently limited the Company's ability to utilize the carryforwards and investment tax credits to approximately $3,000,000 each year through their expiration in 2008.

         The Company changed its assessment of the deferred tax assets valuation allowance in the fourth quarter of fiscal 1995 to recognize its ability to benefit from the reversal of temporary differences between financial and taxable income to the extent that regular federal income taxes have been paid on taxable income. The Company continues to maintain a full deferred tax asset valuation allowance on the net operating loss, capital loss, and tax credit carryforwards due to the uncertainty of the realizability of their benefit. The deferred tax asset valuation allowance was also reduced by $568,000 in fiscal 1995 to reflect the expiration of certain state net operating loss carryforwards and federal tax credits.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

         STOCK OWNERSHIP PLAN - Compensation expense associated with the Company's Employee Stock Ownership Plan, as amended ("ESOP") amounted to approximately $183,000 in 1995, $194,000 in 1994, and $175,000 in 1993.
Effective October 1, 1988 management amended the ESOP to provide a 401(k) savings feature. The Company is required to contribute at least 25% of the salary contribution of each participant. The ESOP is the only company-sponsored retirement plan in effect at September 30, 1995. The amendment provides employees with a tax-deferred savings plan that allows them to accumulate funds for retirement. All employees with six months of service who are at least twenty and one-half years of age are eligible to participate in the plan beginning each October.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases which expire at various dates through fiscal 2002. Rental expense was approximately $2,679,000 in 1995, $2,508,000 in 1994, and $2,616,000 in 1993. Future minimum rental payments, as of September 30, 1995 are due as follows:

                 1996                                         1,701,000
                 1997                                           950,000
                 1998                                           500,000
                 1999                                           427,000
                 2000                                           378,000
                 Thereafter                                     588,000

         The Company is a defendant in twelve lawsuits for personal-injury claims for exposure to silica resulting in silicosis-related disease. The Company has in effect general liability and employer's liability insurance policies applicable to such suits; however, the Company has been advised by each of the involved insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Additionally, the Company is generally protected under workers' compensation law against such claims except to the extent a judgment is awarded based on claims alleging intentional tort. If an adverse judgment is obtained against the Company in any such suit, which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition or results of operations of the Company.

         There are various other claims and pending actions incidental to the business operations of the Company. In the opinion of the Company's management, the Company's potential liability in these matters in the aggregate is not material.

         In conjunction with the sale of mill inspection equipment for which a security interest was perfected, the Company is guarantor of amounts due a third party totaling $1,283,958 as of September 30, 1995. Related revenues of $1,782,000 and costs of $892,000 have been recognized in the 1994 Consolidated Statement of Operations.

NOTE 11 -- UNUSUAL ITEMS

         In 1994, the Company repaid debt with a face value of $11,380,000 and recorded an extraordinary loss of $1,371,000 resulting from the elimination of discounts from face value which originated at the inception of the debt. The Company retired the 10% Notes at 107% of the principal amount thereof.

         On June 9, 1993 the Company settled two personal-injury claims for exposure to silica resulting in silicosis-related deaths for a cash payment in the amount of $605,000 which was recorded as a charge to operations during the quarter ended June 30, 1993.

NOTE 12 -- SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS NON-CASH
INFORMATION

         As more full discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with the acquisitions in 1995 and 1994:

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                    1995                1994
                                                 -----------        -----------
Trade receivables                                $   462,000        $ 2,072,000
Inventories                                          107,000          1,464,000
Prepaid expenses and other assets                     42,000            291,000
Property, plant and equipment                      1,439,000          3,045,000
Goodwill                                             885,000          3,707,000
Accounts payable                                    (102,000)          (640,000)
Accrued liabilities                                 (154,000)          (781,000)
Long-term debt                                      (897,000)        (1,105,000)
Common stock issued                                 (843,000)        (4,859,000)
                                                 -----------        -----------
Cash paid, net of cash acquired                  $   939,000        $ 3,194,000
                                                 ===========        ===========

         In 1995 the Company purchased real estate by issuing debt of $500,000.

         During fiscal years 1993, 1994 and 1995, the Company issued to employees $175,000, 194,000 and 183,000 worth of common stock, respectively, in connection with the Company's Employee Stock Ownership Plan.

         In July 1993, Baker Hughes exercised a portion of its Warrant to purchase 450,857 shares of common stock for an aggregate purchase price of approximately $1,691,000 which was applied to an equivalent reduction in the principal balance due under the BHTS seven-year acquisition note. In February 1994, Baker Hughes exercised the remaining portion of its Warrant to purchase 349,143 shares of common stock for an aggregate purchase price of approximately $1,309,000 which was applied to an equivalent reduction in the principal balance due under the BHTS seven-year acquisition note. The Company prepaid the remaining balance of the seven-year note in February 1994.

         In September 1993, the holders of $774,375 of 10% Notes due 1997 exercised Warrants by tendering their Note, and the Company issued 154,875 shares of its common stock.

         In 1993, the Company purchased real estate previously leased by issuing debt of $450,000.

NOTE 13 -- SUBSEQUENT EVENTS

         On November 1, 1995 the Company established a quarterly dividend of $.05 per share on its common stock. The first dividend will be paid on December 31, 1995 to the shareholders of record on December 21, 1995.

         The Company and Wedco Technology, Inc. ("Wedco") are negotiating the acquisition of Wedco by the Company by means of a merger. No definitive agreement has been reached and there can be no assurance that such transaction will be consummated. Any merger, among other things, would be subject to the approval of each company's shareholders and the satisfaction of certain regulatory requirements.

                           ICO, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE      ADDITIONS                  BALANCE
                                                  AT BEGINNING   CHARGED TO      (1)        AT END OF
                                                     OF YEAR      EXPENSES    DEDUCTIONS      YEAR
                                                  ------------   ----------   ----------    ---------
                                                                      (IN THOUSANDS)
Year ended September 30, 1995:
     Allowance for doubtful trade
     receivables                                   $      576    $      418   $      166    $     828
                                                   ==========    ==========   ==========    =========

Year ended September 30, 1994:
     Allowance for doubtful trade
     receivables                                   $      584    $       --   $        8    $     576
                                                   ==========    ==========   ==========    =========

Year ended September 30, 1993:
     Allowance for doubtful trade
     receivables                                   $      779    $       --   $      195    $     584
                                                   ==========    ==========   ==========    =========


(1)  Uncollectible accounts written off, net of recoveries.

                         EXHIBIT  INDEX


             3(ii)  Bylaws of Registrant, as amended

             11     Statement re Computation of Per Share Earnings

             21     Subsidiaries of the Registrant

             23     Consent of Price Waterhouse LLP

             27     Financial Data Schedule