Form 10-Q
period 1995-12-31
ICO INC
filed 1996-02-13
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068


                                    ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Texas                                                75-1619554
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)


100 Glenborough Drive, Suite 250, Houston, Texas                        77067
------------------------------------------------                     -----------
(Address of principal executive offices)                              (Zip Code)


                                 (713) 872-4994
                               ------------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ---        ---

               Common stock, without par value: 8,927,361 shares
                       outstanding as of January 31, 1996

                                   ICO, INC.

                      INDEX TO QUARTERLY REPORT FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                                                      PAGE
         Item 1. Financial Statements

                 Consolidated Statements of Operations for the Three
                 Months Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                 Consolidated Balance Sheets as of December 31, 1995 and
                 September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Consolidated Statements of Cash Flows for the Three
                 Months Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 3. Defaults upon Senior Securities
                 (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 4. Submission of Matters to a Vote of Security Holders
                 (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 5. Other Information (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                                        ICO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                               --------------------------------------------------------
                                                                      1995                                   1994
                                                                      ----                                   ----
Revenues:
  Exploration services                                              $ 7,565,000                             $ 7,420,000
  Production services                                                 4,737,000                               4,598,000
  Corrosion Control services                                          4,973,000                               4,209,000
  Product sales                                                       3,825,000                               3,174,000
  Other sales and services                                              651,000                                 834,000
                                                                    -----------                             -----------

                                                                     21,751,000                              20,235,000
                                                                    -----------                             -----------

Cost and expenses:
  Cost of sales and services                                         15,145,000                              14,292,000
  Selling, general and administrative                                 4,054,000                               3,767,000
  Depreciation and amortization                                       1,339,000                               1,223,000
                                                                    -----------                             -----------

                                                                     20,538,000                              19,282,000
                                                                    -----------                             -----------

Operating income                                                      1,213,000                                 953,000

Interest income, net                                                    376,000                                 282,000
                                                                    -----------                             -----------

Income before income taxes                                            1,589,000                               1,235,000

Income taxes                                                             89,000                                  30,000
                                                                    -----------                             -----------

  Net income                                                        $ 1,500,000                             $ 1,205,000
                                                                    ===========                             ===========

Earnings per common and common
  equivalent share:

  Net income                                                        $       .11                             $       .08
                                                                    ===========                             ===========

Weighted average shares outstanding                                   8,908,797                               8,610,168
                                                                    ===========                             ===========





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (UNAUDITED)



                                                                    DECEMBER 31,                    SEPTEMBER 30,
                                                                       1995                             1995
                                                                  --------------                   --------------
Current assets:
 Cash and equivalents                                             $   24,492,000                   $   24,991,000
 Trade receivables (less allowance for
     doubtful accounts of $907,000 and
     $828,000, respectively)                                          16,172,000                       18,050,000
 Inventories                                                           5,277,000                        4,873,000
 Prepaid expenses and other                                            2,975,000                        2,035,000
                                                                  --------------                   --------------

     Total current assets                                             48,916,000                       49,949,000
                                                                  --------------                   --------------


Property, plant and equipment, at cost                                85,428,000                       83,461,000
 Less - accumulated depreciation and
 amortization                                                        (54,739,000)                     (53,637,000)
                                                                  --------------                   --------------

                                                                      30,689,000                       29,824,000
                                                                  --------------                   --------------


Other assets:
 Goodwill, net                                                         4,401,000                        4,474,000
 Deferred tax asset                                                    1,633,000                        1,633,000
 Patents and licenses, net                                               223,000                          229,000
 Other                                                                 1,996,000                        2,074,000
                                                                  --------------                   --------------

                                                                  $   87,858,000                   $   88,183,000
                                                                  ==============                   ==============





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                                                   DECEMBER 31,                    SEPTEMBER 30,
                                                                     1995                             1995
                                                                ----------------                 ----------------
Current liabilities:
 Current portion of long-term debt                              $        598,000                 $        635,000
 Accounts payable                                                      7,223,000                        5,622,000
 Accrued insurance                                                     1,545,000                        1,731,000
 Accrued salaries and wages                                              268,000                        1,351,000
 Income taxes payable                                                    259,000                        1,209,000
 Accrued expenses                                                      1,801,000                        2,117,000
                                                                ----------------                 ----------------

     Total current liabilities                                        11,694,000                       12,665,000
                                                                ----------------                 ----------------

Long-term debt, net of current portion                                 1,059,000                        1,047,000
                                                                ----------------                 ----------------


Stockholders' equity:
 Preferred stock, without par value -
   500,000 shares authorized;
  322,500 shares issued and outstanding
  with a liquidation preference of $32,250,000                            13,000                           13,000
 Common stock, without par value-
   50,000,000 shares authorized; 8,927,361 and
  8,883,911  shares issued and outstanding,
  respectively                                                        35,237,000                       35,042,000
Additional paid in capital                                            55,988,000                       56,058,000
 Accumulated deficit                                                 (16,133,000)                     (16,642,000)
                                                                ----------------                 ----------------

                                                                      75,105,000                       74,471,000
                                                                ----------------                 ----------------
Commitments and contingencies (see Notes 5 & 10)

                                                                $     87,858,000                 $     88,183,000
                                                                ================                 ================





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                  -----------------------------------------------
                                                                            1995                             1994
                                                                            ----                             ----
Cash flows from operating activities:
 Cash received from customers                                     $   23,605,000                   $   20,192,000
 Cash paid to suppliers and employees                                (20,369,000)                     (17,025,000)
 Interest received net of interest paid                                  376,000                          278,000
 Income taxes paid                                                    (1,039,000)                            ---
                                                                  --------------                   --------------
 Net cash provided by operating activities                             2,573,000                        3,445,000
                                                                  --------------                   --------------

Cash flows from investing activities:
 Capital expenditures                                                 (2,264,000)                      (1,296,000)
 Acquisitions                                                            (11,000)                        (348,000)
 Dispositions of property, plant and equipment                            24,000                             ---
                                                                  --------------                   --------------

 Net cash used in investing activities                                (2,251,000)                      (1,644,000)
                                                                  --------------                   --------------

Cash flows from financing activities:
 Net proceeds from sale of stock                                         195,000                           15,000
 Payment of dividend on preferred stock                                 (544,000)                        (544,000)
 Payment of dividend on common stock                                    (447,000)                             ---
 Additions and refinanced debt                                               ---                          142,000
 Reductions of debt                                                      (25,000)                         (18,000)
                                                                  --------------                   --------------

 Net cash used for financing activities                                 (821,000)                        (405,000)
                                                                  --------------                   --------------

Net increase (decrease) in cash                                         (499,000)                       1,396,000

Cash at beginning of period                                           24,991,000                       24,763,000
                                                                  --------------                   --------------

Cash at end of period                                             $   24,492,000                   $   26,159,000
                                                                  ==============                   ==============

(continued on next page)





                 The accompanying notes are an integral part of
                          these financial statements.

(continued from prior page)

                                                                                    Three Months Ended
                                                                                        December 31,
                                                                     -------------------------------------------------
                                                                             1995                                 1994
                                                                             ----                                 ----
Reconciliation of net income to net cash
 provided by operating activities:

Net income                                                           $  1,500,000                         $  1,205,000
                                                                     ------------                         ------------

Adjustments to reconcile net income to net
    cash provided by operating activities:
 Depreciation and amortization                                          1,339,000                            1,223,000
Gain on disposition of property, plant, and equipment                     (18,000)                             ---
 Change in assets and liabilities:
    (Increase) decrease in receivables                                  1,872,000                             (457,000)
    (Increase) decrease in inventories                                   (348,000)                             240,000
    (Increase) decrease in prepaid expenses
         & other current assets                                          (940,000)                             174,000
    (Increase) decrease in other assets                                    77,000                              (90,000)
    Increase (decrease) in accounts payable                             1,596,000                            1,582,000
    Increase (decrease) in accrued expenses                            (2,505,000)                            (432,000)
                                                                     ------------                         ------------

         Total adjustments                                              1,073,000                            2,240,000
                                                                     ------------                         ------------

Net cash provided (utilized) by operating activities                 $  2,573,000                         $  3,445,000
                                                                     ============                         ============





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the ICO, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1995, the results of its operations for the three months ended December 31, 1995 and 1994 and the changes in its cash position for the three months ended December 31, 1995 and 1994. Results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

Certain revenue reclassifications have been made for the quarter ended December 31, 1994 to enhance comparability with the same quarter of 1995.

NOTE 2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

Cumulative translation adjustment of $(118,000) has been included in accumulated deficit.

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted-average number of common shares outstanding. At December 31, 1995 and 1994, outstanding options and warrants did not have a materially dilutive effect. Reacquired shares are excluded from the weighted average calculation from the date of their acquisition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended December 31, 1995 cash provided by operating activities decreased from $3,445,000 for the quarter ended December 31, 1994 to $2,573,000 for the quarter ended December 31, 1995. The decrease resulted primarily from increased taxes paid during the quarter ended December 31, 1995 relative to the same quarter in 1994. The Company had working capital of $37,222,000 at December 31, 1995.

Expenditures for property, plant and equipment totaled $2,264,000 during the quarter. The expenditures were incurred to enhance existing facilities and to purchase and manufacture inspection equipment related

                                   ICO, INC.

to new inspection contracts with customers. For the remainder of fiscal 1996, capital expenditures, exclusive of expenditures related to the merger with Wedco Technology Inc., are planned to be approximately $3,500,000 and are expected to be financed through cash generated from operations and existing cash.

During fiscal year 1995, the Company made three acquisitions which included: R.
J. Dixon, Inc. - "Spinco" (June 1995), the assets of Kebco Pipe Inspection, Inc. (March 1995) and B&W Equipment Sales and Mfg., Inc. (October 1994). The 1995 acquisitions were accounted for under the purchase method of accounting. The pro forma effects of these acquisitions are not material, and, as such, are not presented.

The Company and Wedco Technology, Inc. ("Wedco") have entered into a definitive merger agreement for the merger of Wedco into a subsidiary of ICO. In the proposed merger, Wedco shareholders will receive the choice of either (i) 2.2 ICO common shares and $3.50 cash or (ii) 2.84 ICO common shares for each Wedco share. After the merger, the Board of Directors of ICO will have nine members, six designated by ICO and three designated by Wedco and the issuance of ICO common shares pursuant to the merger is subject to shareholder approval by ICO shareholders. The merger is subject to approval by Wedco shareholders. Both companies expect to hold shareholder meetings in April 1996 to consider the merger.

Among the conditions to the consummation of the merger are the execution and delivery of certain ancillary agreements; including a shareholders agreement ("Shareholders Agreement") between certain shareholders of ICO, who in the aggregate own approximately 14% of ICO's outstanding common shares, and certain shareholders of Wedco, who in the aggregate own approximately 54.6% of Wedco's outstanding common shares. The shareholders will agree to take all actions necessary or appropriate to cause the election of William E. Willoughby, Walter
L. Leib and George S. Sirusas to the Board of Directors of the combined company for terms beginning immediately after the effective time of the merger and ending on the date of the combined company's annual shareholders meeting in 1996 in the case of Mr. Willoughby, the date of its annual shareholders meeting in 1997 in the case of Mr. Leib and the date of its annual shareholders meeting in 1997 in the case of Mr. Sirusas and to cause the reelection of Messrs. Willoughby and Leib to the Board of Directors of the combined company for additional three year terms when their respective initial terms expire. The shareholders will also agree that after the foregoing terms of Messrs. Willoughby, Leib and Sirusas have expired, they will continue to take all actions necessary or appropriate to cause their reelections to the Board of Directors of the combined company until the earlier of the time the Wedco shareholders who are parties to the Shareholders Agreement, taken as a whole, beneficially own less than 1,500,000 shares of Common Stock of the combined company (or as adjusted) or there is a "change in control" of the combined company (as defined), when the ICO shareholders who are parties to the Shareholders Agreement shall no longer be obligated to cause the reelection of such persons to its Board of Directors ("Termination Date"). In addition, if Mr. Willoughby, Mr. Leib or Mr. Sirusas shall cease to serve as a director of the combined company at any time prior to the Termination Date, the shareholders will agree to take all actions necessary or appropriate to ensure that the vacancy created shall be filled by a person nominated by the others, subject to the consent of a majority of the full board of Directors of the combined company.

In addition to the foregoing, all the ICO shareholders who are parties to the Shareholders Agreement will grant irrevocable proxies coupled with an interest to Mr. Leib and Edward N. Barol to vote their shares of Common Stock of the combined company in favor of the slate of nominees for its Board of Directors selected by the then incumbent members of the Board of Directors of the combined company (the

                                   ICO, INC.

"Nominated Slate") and all the Wedco shareholders who are parties to the Shareholders Agreement will grant substantially identical proxies to Sylvia A. Pacholder and Dr. Asher O. Pacholder to vote their shares of Common Stock of the combined company also in favor of the Nominated Slate.

The Shareholders Agreement also provides that after the Merger and with respect to Wedco, Sylvia A. Pacholder will be its President and Chief Executive Officer and Dr. Asher O. Pacholder will be its Chairman of the board and Chief Operating Officer. Wedco's Articles of Incorporation will be amended to provide that the Chairman of the Board, President, CEO, COO or any person who shall hold any other office, position or title having similar functions or authority to the functions of the Chairman of the board, President, CEO or COO or who shall have equivalent operating authority of Wedco will be elected by an unanimous vote of the Wedco board of Directors. In addition, the combined company will elect Mr. Willoughby as a director of Wedco. If he is unable or ceases to serve, it will elect Mr. Leib. If he is unable or ceases to serve, it will elect Mr. Barol. If he is unable or ceases to serve, a person nominated by Messrs. Willoughby, Leib and Sirusas and/or their respective successors on the Board of Directors of the combined company will be elected.

Wedco's principal business is providing size-reduction services, such as the grinding of plastic pellets to powder, and related processing services primarily to the petrochemical industry and also to other industries that require powder in their operations. Wedco is the largest provider of size-reduction services for new petrochemicals in the United States and one of the largest providers of such services in Western Europe. Wedco also manufactures equipment designed to provide grinding and other ancillary services.

RESULTS OF OPERATIONS:

For the three months ended December 31, 1995 the Company had net income of $1,500,000 compared to net income of $1,205,000 during the corresponding period of the prior year. The Company's earnings before interest, taxes and depreciation for the quarter ended December 31, 1995 were $2,552,000 compared to $2,176,000 for the quarter ended December 31, 1994, an increase of 17%.

Revenues increased 7.5 % in the three months ended December 31, 1995 as compared to the same period last year.

Revenues from exploration services increased $145,000 or 2% from the quarter ended December 31, 1994 to the same quarter in 1995 despite a decrease in the domestic rig count which averaged approximately 750 during the quarter ended December 31, 1995 compared to an average of approximately 820 for the quarter ended December 31, 1994. The increase in revenues was primarily due to increased mill and mill processor inspection services, offset by lower new pipe inspection revenues at the Company's Houston, Texas facility.

Revenues from production services, which include used tubular and sucker rod services, increased $139,000 or 3% from the quarter ended December 31, 1994 to the same quarter in 1995. The increase was primarily due to growth in services revenues within the Company's Texas production services operations (partially due to the acquisition of Kebco) offset by lower revenues resulting from a decline in demand for the Company's tubular and sucker rod inspection and reconditioning services in the Oklahoma and Wyoming markets.

Revenues from corrosion control, which include internal coating and lining services, increased $764,000

                                   ICO, INC.

or 18% for the quarter ended December 31, 1995 when compared to the same quarter in 1994. This increase was due to revenue increases at all of the Company's liquid and powder coating facilities during the quarter ended December 31, 1995 versus the same quarter of 1994.

Product sales increased $651,000 or 21% from the quarter ended December 31, 1994 to the same quarter in 1995. The increase was primarily due to increased international product sales as well as greater revenues for B&W.

Revenues from other sales and services, which consist of revenues generated by Shearer Supply Ltd., a wholly owned subsidiary in Canada, related to reconditioning engines utilized in connection with pumping units of oil wells, decreased $183,000 or 22% from the quarter ended December 31, 1994 to the same quarter in 1995.

Gross profits as a percentage of revenues increased to 30.4% during the quarter ended December 31, 1995 versus 29.4% during the same quarter of 1994. The increase in gross margin percentage is due primarily to increased sales volume which increased the utilization of the Company's facilities. Selling, general and administrative costs as a percentage of net revenues were 18.6% for the quarters ended December 31, 1995 and 1994.

Depreciation and amortization expense increased from $1,223,000 for the quarter ended December 31, 1994 to $1,339,000 for the quarter ended December 31, 1995. The increase resulted from additions of property, plant and equipment during the twelve months ended December 31, 1995.

Net interest income was $376,000 during the quarter ended December 31, 1995; for the quarter ended December 31, 1994, the Company had net interest income of $282,000. This change resulted from increased yields on the Company's high-quality commercial paper portfolio in the quarter ended December 31, 1995 versus the same quarter in 1994.

Income tax expense reflects the utilization of net operating loss carryforwards during the quarters ended December 31, 1994 and 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On December 18, 1995 the Company filed a Form 8-K Current Report to announce that the Company had entered into a definitive merger agreement for the merger of Wedco Technology, Inc. into a subsidiary of ICO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ICO, Inc.
                                        -----------------------------------
                                        (Registrant)





                                        /s/ Asher O. Pacholder
                                        -----------------------------------
February 13, 1996                       Asher O. Pacholder
                                        Chairman and Chief Financial Officer
                                        (Principal Financial Officer)





                                         /s/ Jon C. Biro
                                        -----------------------------------
                                        Jon C. Biro, Controller & Treasurer
                                        (Principal Accounting Officer)

             INDEX TO EXHIBITS

Exhibit           Description

27                Financial Data Schedule