Form 10-Q
period 1996-03-31
ICO INC
filed 1996-05-15
CIK 353567

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                                OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                  Commission File Number 0-10068


                             ICO, Inc.
_________________________________________________________________
      (Exact name of registrant as specified in its charter)


      Texas                                       75-1619554
________________________                _________________________
(State of incorporation)                (IRS Employer
                                         Identification Number)


100 Glenborough Drive, Suite 250, Houston, Texas   77067
_________________________________________________________________
(Address of principal executive offices)           (Zip Code)


                          (713) 872-4994
                      _____________________
                        (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X      NO
                             _____      _____


        Common stock, without par value: 9,027,361 shares outstanding as of May 14, 1996

               INDEX TO QUARTERLY REPORT FORM 10-Q


Part I.   Financial Information                              Page

     Item 1.   Financial Statements

               Consolidated Statements of Operations
               for the Three Months and Six Months
               Ended March 31, 1996 and 1995                    2

               Consolidated Balance Sheets as of
               March 31, 1996 and September 30, 1995            3

               Consolidated Statements of Cash Flows
               for the Six Months Ended March 31, 1996
               and 1995                                         5

               Notes to Consolidated Financial Statements       7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9



Part II. Other Information

     Item 1.   Legal Proceedings (no response required)         -

     Item 2.   Changes in Securities (no response required)     -

     Item 3.   Defaults upon Senior Securities
               (no response required)                           -

     Item 4.   Submission of Matters to a Vote of Security
               Holders (no response required)                   -

     Item 5.   Other Information (no response required)         -

     Item 6.   Exhibits and Reports on Form 8-K                11

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                             Three Months Ended       Six Months Ended
                                 March 31,                March 31,
                             __________________       _________________
                                1996        1995       1996        1995
                             _______     _______     ______      ______
Revenues:
  Exploration sales
     and services          $8,231,000  $8,176,000  $16,686,000 $15,804,000
  Production sales
     and services           7,715,000   6,956,000   14,923,000  14,344,000
  Corrosion Control
     sales and services     5,505,000   4,896,000   10,942,000   9,281,000
  Other sales and
     services                 670,000     828,000    1,321,000   1,662,000
                           __________  __________   __________  __________

                           22,121,000  20,856,000   43,872,000  41,091,000
                           __________  __________   __________  __________

Cost and expenses:
  Cost of sales and
     services              15,523,000  14,108,000   30,668,000  28,400,000
  Selling, general
     and administrative     3,722,000   4,513,000    7,775,000   8,280,000
  Depreciation and
     amortization           1,337,000   1,245,000    2,676,000   2,468,000
                           __________  __________   __________  __________

                           20,582,000  19,866,000   41,119,000  39,148,000
                           __________  __________   __________  __________

Operating income            1,539,000     990,000    2,753,000   1,943,000

Interest income, net          329,000     332,000      705,000     614,000
                           __________  __________   __________  __________

Income before income
  taxes                     1,868,000   1,322,000    3,458,000   2,557,000

Provision for federal
  income taxes                 95,000     148,000      184,000     178,000
                           __________  __________   __________  __________

  Net income               $1,773,000  $1,174,000   $3,274,000  $2,379,000
                           __________  __________   __________  __________
                           __________  __________   __________  __________

Earnings per common and
  common equivalent
  share:

  Net income                    $ .14        $.07        $ .25        $.15

Weighted average
  shares outstanding        8,927,361   8,648,218    8,918,028   8,628,984
                           __________  __________   __________  __________
                           __________  __________   __________  __________


                    The accompanying notes are an integral part of
                             these financial statements.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                     (unaudited)



                                   March 31,        September 30,
                                     1996                1995
                                _____________       _____________


Current assets:
   Cash and equivalents          $22,415,000          $24,991,000
Trade receivables
   (less allowance for
      doubtful accounts of
      $882,000 and $828,000,
      respectively)               15,952,000          18,050,000
   Inventories                     5,915,000           4,873,000
   Prepaid expenses and other      2,894,000           2,035,000
                                 ___________         ___________

      Total current assets        47,176,000          49,949,000
                                 ___________         ___________

Property, plant and
equipment, at cost                82,440,000          83,461,000
   Less - accumulated
   depreciation and
   amortization                  (50,903,000)        (53,637,000)
                                 ___________         ___________

                                  31,537,000          29,824,000
                                 ___________         ___________

Other assets:
   Goodwill, net                   4,371,000           4,474,000
   Deferred tax asset              1,989,000           1,633,000
   Patents and licenses, net         214,000             229,000
   Other                           2,317,000           2,074,000
                                 ___________         ___________

                                 $87,604,000         $88,183,000
                                 ___________         ___________
                                 ___________         ___________


                    The accompanying notes are an integral part of
                             these financial statements.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                     (unaudited)



                                     March 31,     September 30,
                                      1996              1995
                                    ___________      ___________


Current liabilities:
   Current portion of long-term
      debt and short-term
      note payable                  $   619,000      $   635,000
   Accounts payable                   6,283,000        5,622,000
   Accrued insurance                  1,581,000        1,731,000
   Accrued salaries and wages           510,000        1,351,000
   Income taxes payable                  70,000        1,209,000
   Accrued expenses                   1,553,000        2,117,000
                                    ___________      ___________

      Total current liabilities      10,616,000       12,665,000
                                    ___________      ___________
Long-term debt,
net of current portion                1,101,000        1,047,000
                                     ___________     ___________

Stockholders' equity:
   Preferred stock, without
    par value - 500,000 shares
    authorized; 322,500 shares
    issued and outstanding  with
    a liquidation preference
    of $32,250,000                       13,000           13,000
   Common stock,
    without par value -
    50,000,000 shares authorized;
    8,927,361 and  8,883,911
    shares issued and
    outstanding, respectively        35,237,000       35,042,000
   Additional paid in capital        55,987,000       56,058,000
   Accumulated deficit              (15,350,000)     (16,642,000)
                                    ___________       __________

                                     75,887,000       74,471,000
                                    ___________      ___________


                                    $87,604,000      $88,183,000
                                    ___________      ___________
                                    ___________      ___________

                    The accompanying notes are an integral part of
                             these financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (unaudited)

                                                     Six Months Ended
                                                         March 31
                                             _____________________________
                                                  1996            1995
                                             ______________  _____________

Cash flows from operating activities:
  Cash received from customers                 $46,073,000    $40,478,000
  Cash paid to suppliers and employees         (41,023,000)   (33,585,000)
  Interest received net of interest paid           705,000        610,000
  Income taxes paid                             (1,679,000)          ---
                                              ____________    ____________

  Net cash provided by operating activities      4,076,000      7,503,000
                                              ____________    ____________

Cash flows from investing activities:
  Capital expenditures                          (4,196,000)    (3,604,000)
  Acquisitions                                    (301,000)      (922,000)
  Dispositions of property,
   plant and equipment                              61,000          1,000
                                              ____________    ____________

  Net cash used for investing activities        (4,436,000)    (4,525,000)

Cash flows from financing activities:
  Net proceeds from sale of stock                  195,000        121,000
  Payment of dividend on preferred stock        (1,088,000)    (1,088,000)
  Payment of dividend on common stock             (894,000)          ---
  Borrowings                                          ---         142,000
  Reduction of cash overdraft                     (393,000)      (730,000)
  Reductions of debt                               (36,000)      (321,000)
                                              ____________    ____________

  Net cash used for financing activities        (2,216,000)    (1,876,000)
                                              ____________    ____________

Net increase (decrease) in cash                 (2,576,000)     1,102,000

Cash and cash equivalents at
 beginning of period                            24,991,000     24,763,000
                                              ____________    ____________

Cash and cash equivalents at end of period     $22,415,000    $25,865,000
                                              ____________    ____________
                                              ____________    ____________

                    The accompanying notes are an integral part of
                             these financial statements.

(continued on next page)

(continued from prior page)


                                                   Six Months Ended

                                                        March 31,
                                             _____________________________

                                                   1996           1995
                                             _______________  ____________


Reconciliation of net income to net cash provided by operating activities:

Net income                                     $ 3,274,000    $ 2,379,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  2,676,000      2,468,000
  Gain on disposition of property, plant,
   and equipment                                   (44,000)         ---
  Change in assets and liabilities:
     (Increase) decrease in receivables          2,244,000       (665,000)
     (Increase) decrease in inventories           (905,000)      (108,000)
     (Increase) decrease in prepaid expenses
          & other current assets                  (859,000)       161,000
     (Increase) decrease in other assets          (587,000)      (146,000)
     Increase (decrease) in accounts payable     1,041,000      2,520,000
     Increase (decrease) in accrued expenses    (2,764,000)       894,000
                                               ___________     __________

          Total adjustments                        802,000      5,124,000
                                               ___________     __________
                                               ___________     __________

Net cash provided by operating activities       $4,076,000     $7,503,000
                                               ___________     __________
                                               ___________     __________

Non-cash investing and financing activities:
Non-cash aspects of acquisitions
  Liabilities assumed or incurred                   83,000        308,000
  Common stock issued                                ---          333,000
Assets acquired by incurring
  directly related liabilities                      80,000        500,000


                    The accompanying notes are an integral part of
                             these financial statements.

                            ICO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


NOTE 1.    BASIS OF FINANCIAL STATEMENTS
           _____________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the ICO, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1996, the results of its operations for the three months and six months ended March 31, 1996 and 1995 and the changes in its cash position for the six months ended March 31, 1996 and 1995. Results of operations for the three month and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

Certain revenue reclassifications have been made for the six month period ended March 31, 1995 to enhance comparability with the same period of 1996.

NOTE 2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS  EQUITY
           __________________________________________________

Cumulative foreign translation adjustment of $(120,000) has been included as an addition to additional paid in capital.

Earnings per share is based on earnings (loss) applicable to common shareholders and is calculated using the weighted-average number of common and common equivalent shares. At March 31, 1996 and 1995, outstanding options and warrants did not have a materially dilutive effect.

During fiscal year 1995, the Company made three acquisitions which included: R.J. Dixon, Inc. - Spinco (June 1995), the operating assets of Kebco Pipe Inspection, Inc. (March 1995) and B&W Equipment Sales and Mfg., Inc. (October 1994). During fiscal year 1996, the Company acquired the operating assets of Rainbow Inspection Company of Mississippi, Inc. (March 1996). The pro forma effects of the above acquisitions are not material and, as such, are not presented.

The Company and Wedco Technology, Inc. entered into a definitive merger agreement dated December 8, 1995 and amended March 13, 1996. The merger was consummated on April 30, 1996 and will be accounted for as a purchase. As consideration, Wedco shareholders will receive the choice of either (i) 2.2 ICO common shares and $3.50 cash or (ii) 2.84 ICO common shares for each Wedco share. Each holder of Wedco common stock has been furnished with a letter of transmittal upon which to make their merger consideration election. If a holder of Wedco common stock fails to make an election regarding the merger consideration within 30 days after the date the letter of transmittal was mailed, the holder will be deemed to have elected to receive the all stock consideration. As of April 30, 1996, Wedco had approximately 3,706,000 common shares outstanding.

The following condensed unaudited pro forma combined results of operations have been presented as if the acquisition of Wedco had occurred on the first day of the indicated period. These pro forma statements are in preliminary form as certain procedures related to the purchase price allocation have not been completed at this time.

                                  Three Months      Six Months
                                 ended March 31,  ended March 31,
                                      1996             1996
                                 _______________  _______________

Revenues                           $32,984,000      $64,727,000
Net Income                             710,000        1,936,000
Net Income per Common Share                .01              .05
Weighted Average Shares
  Outstanding                       18,729,000       18,720,000

During the six months ended March 31, 1996 $.15 of ICO's $.25 earnings per share were attributable to the recognition of certain tax benefits, including the utilization of net operating loss carryforwards. During the quarter ended March 31, 1996 these tax benefits were $.08 of the Company's $.14 earnings per share. While ICO will continue to realize a cash savings from approximately $5.4 million (i.e., a tax benefit of approximately $1.9 million) in net operating loss carryforwards (at March 31, 1996) for tax purposes after the merger, future benefits resulting from the utilization of these loss carryforwards will no longer be recognized in the income statements prepared in accordance with generally accepted accounting principles.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
_______________________________

For the six months ended March 31, 1996 cash provided by operating activities decreased $3,427,000 compared to the six months ended March 31, 1995. Despite net income of $3,274,000 for the six months ended March 31, 1996 compared to $2,379,000 for the six months ended March 31, 1995, the decrease resulted from the payment of income taxes and various accrued liabilities during the six months ended March 31, 1996. The Company had working capital of $36,560,000 at March 31, 1996.

Expenditures for property, plant and equipment totaled $4.2
million during the six months ended March 31, 1996.   The
expenditures were primarily incurred for major repairs, for enhancement of existing facilities and for manufacture of equipment currently under a mill inspection services contract. For the remainder of fiscal 1996, capital expenditures related to the enhancement of existing oilfield services facilities are planned to be approximately $2.0 million and are expected to be financed through cash generated from operations and existing cash.

Credit Arrangement:
__________________

Effective April 17, 1996, the company established a $15,000,000 revolving line of credit to be repaid on or before the facility s expiration date of April 17, 1998. Borrowings under the line of credit bear interest at prime or Libor + 1.25%. As of May 10, 1996, there were no borrowings outstanding under this credit facility.

Results of Operations:
_____________________

For the six months ended March 31, 1996 the Company had revenues of $43,872,000 compared to $41,091,000 for the six months ending March 31, 1995, an increase of 6.8%. Net income for the six months ended March 31, 1996 was $3,274,000 compared to net income of $2,379,000 for the same period last year.

For the three months ended March 31, 1996 the Company had net income of $1,773,000 compared to net income of $1,174,000 during the corresponding period of the prior year. The Company s earnings before interest, taxes, depreciation and amortization for the quarter ended March 31, 1996 were $2,876,000 compared to $2,235,000 for the quarter ended March 31, 1995, an increase of 28.7%.

Revenues increased 6.1% in the three months ended March 31, 1996 as compared to the same period last year from $20,856,000 to $22,121,000.

Revenues from exploration services increased $55,000 or less than 1% from the quarter ended March 31, 1995 to the same quarter in 1996. The increase resulted from increased mill inspection services and increased new pipe inspecting revenues in the Louisiana market, offset by a shift in the classification of the services provided to customers within the Company s Lone Star, Texas facility. Historically, the Lone Star facility primarily provided new pipe inspection. Recently, the Company has provided mostly used pipe inspection in this area. Accordingly, in fiscal year 1996, Lone Star revenues (which are up 22% for the six months ended March 31, 1996 versus the same period in 1995) are considered production services revenues versus fiscal year 1995, where these revenues were included in exploration services revenues.

Revenues from production services, which include used tubular and sucker rod services, increased $759,000 or 10.9% from the quarter ended March 31, 1995 to the same quarter in 1996. The increase is due primarily to the reclassification of Lone Star revenues to production services revenues in fiscal year 1996, as discussed above.

Revenues from corrosion control, which include internal coating and lining services, increased $609,000 or 12.4% for the quarter ended March 31, 1996 when compared to the same quarter in 1995. The change is due to increased coating revenues in the West Texas and Louisiana markets.

Revenues from other sales and services consist primarily of revenues generated by Shearer Supply Ltd. related to reconditioning engines utilized in connection with pumping units of oil wells.

Cost of sales and services as a percentage of net revenues was 70.2% for the three months ended March 31, 1996 compared to 67.6% for the three months ended March 31, 1995. Approximately 1% of the 2.6% increase is the result of reclassifying employee expenses to costs of sales for employees who were previously included in sales, general and administrative expenses. The reclassifications were made based upon these employees job functions. The remaining gross margin decline is based upon the differing mix of products and services provided by the Company during the two quarters.

Selling, general and administrative expenses decreased from $4,513,000 for the quarter ended March 31, 1995 to $3,722,000 for the quarter ended March 31, 1996. Selling, general and administrative costs as a percentage of net revenues were 16.8% for the quarter ended March 31, 1996 compared to 21.6% for the quarter ended March 31, 1995. Approximately 1% of the 4.8% decrease in SG&A expenses as a percentage of net revenues is the result of reclassifying certain employee expense as discussed above. A significant portion of the remaining decline relates to non-recurring expenses related to relocation and severance cost during the quarter ended March 31, 1995 in connection with the Company s ongoing cost control efforts.

Depreciation and amortization expense increased from $1,245,000 for the quarter ended March 31, 1995 to $1,337,000 for the quarter ended March 31, 1996. The increase resulted from additions of property, plant and equipment during the twelve months ended March 31, 1996.


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



                                        ICO, Inc.
                                        ______________________
                                        (Registrant)


                                        /s/ Asher O. Pacholder
                                        ______________________
May 10, 1996                            Asher O. Pacholder
                                        Chairman and Chief
                                        Financial Officer
                                        (Principal Financial
                                         Officer)





                                         /s/ Jon C. Biro
                                        _________________________
                                        Jon C. Biro, Controller
                                        & Treasurer
                                        (Principal Accounting
                                         Officer)