Form 10-Q
period 1996-06-30
ICO INC
filed 1996-08-14
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068


                                  ICO, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Texas                                                    75-1619554
- -----------------------------                         ------------------------------------
(State of incorporation)                              (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                          77077
- --------------------------------------------                        ----------
(Address of principal executive offices)                            (Zip Code)


                                 (281) 721-4200
                               ------------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO ___


               Common stock, without par value: 19,624,845 shares
                       outstanding as of August 14, 1996

                                   ICO, INC.

                      INDEX TO QUARTERLY REPORT FORM 10-Q


                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations for the Three Months
                 and the Nine Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .     2

                 Consolidated Balance Sheets as of June 30, 1996 and
                 September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .     7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings (no response required)  . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 2. Changes in Securities (no response required)  . . . . . . . . . . . . . . . . . . . . .     -

         Item 3. Defaults upon Senior Securities
                 (no response required)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . .    14

         Item 5. Other Information (no response required)  . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                   ICO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       JUNE 30,                                  JUNE 30,
                                             ----------------------------            ----------------------------------
                                                 1996            1995                      1996             1995
                                             -----------      -----------            ----------------  ----------------
Revenues:
   Exploration sales and services            $ 9,186,000      $ 8,275,000                $25,872,000     $22,889,000
   Production sales and services               7,895,000        7,401,000                 22,818,000      22,795,000
   Corrosion Control sales and services        5,346,000        5,726,000                 16,288,000      15,147,000
   Other sales and services                      487,000          562,000                  1,809,000       2,224,000
                                             -----------      -----------               ------------    ------------
  Total oilfield sales and services           22,914,000       21,964,000                 66,787,000      63,055,000
                                             -----------      -----------               ------------     -----------
  Size reduction sales and services            6,744,000        -                          6,744,000       -
                                             -----------      -----------               ------------     -----------

  Total Net Revenues                          29,658,000       21,964,000                 73,531,000      63,055,000
                                             -----------      -----------               ------------     -----------

Cost and expenses:
   Cost of sales and services                 20,382,000       14,917,000                 51,051,000      43,317,000
   Selling, general and administrative         5,276,000        4,356,000                 13,050,000      12,636,000
   Depreciation and amortization               2,149,000        1,339,000                  4,826,000       3,807,000
                                             -----------      -----------               ------------    ------------

                                             27,807,000        20,612,000                 68,927,000      59,760,000
                                             -----------      -----------               ------------      ----------

  Operating Income                            1,851,000         1,352,000                  4,604,000       3,295,000
                                             -----------      -----------               ------------     -----------

Other Income (Expenses):
Equity in income (loss) of joint ventures         43,000                                      43,000
Interest income (expense) - net                   47,000          353,000                    752,000         967,000
                                             -----------      -----------               ------------   -------------

  Total Income (Expenses)                         90,000          353,000                    795,000         967,000
                                             -----------      -----------               ------------   -------------

Income before taxes                            1,941,000        1,705,000                  5,399,000       4,262,000

Income taxes                                     513,000          254,000                    697,000         432,000
                                             -----------      -----------               ------------   -------------

   Net income (loss)                         $ 1,428,000      $ 1,451,000               $  4,702,000     $ 3,830,000
                                             ===========      ===========               ============     ===========

Earnings (loss) per common and
   equivalent share:
  Net income                                 $       .06      $       .10               $        .27     $       .25
                                             ===========      ===========               ============     ===========

Weighted average shares outstanding           15,912,563        8,740,463                 11,241,031       8,666,143
                                             ===========      ===========               ============     ===========





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                  (UNAUDITED)



                                                                     JUNE 30,                       SEPTEMBER 30,
                                                                       1996                             1995
                                                                   -------------                    -------------
Current assets:
 Cash and equivalents                                              $  17,818,000                    $  24,991,000
 Trade receivables (less allowance for
   doubtful accounts of $950,000 and
   $828,000, respectively)                                            23,268,000                       18,050,000
 Due from related parties - current                                      153,000
 Inventories                                                           7,739,000                        4,873,000
 Prepaid expenses and other                                            3,564,000                        2,035,000
                                                                   -------------                    -------------

 Total current assets                                                 52,542,000                       49,949,000
                                                                   -------------                    -------------


Property, plant and equipment, at cost                               126,290,000                       83,461,000
 Less - accumulated depreciation and
 amortization                                                        (52,808,000)                     (53,637,000)
                                                                   --------------                   --------------

                                                                      73.482,000                       29,824,000
                                                                   -------------                    -------------


Other assets:
 Goodwill, net                                                        30,804,000                        4,474,000
 Investment in joint ventures                                          4,589,000
 Net deferred tax asset                                                2,930,000                        1,633,000
 Other                                                                 2,170,000                        2,074,000
 Land                                                                    980,000
 Due from related parties                                                704,000
 Patents and licenses, net                                               196,000                          229,000
                                                                   -------------                    -------------


                                                                    $168,397,000                    $  88,183,000
                                                                    ============                    =============





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                                                      JUNE 30,                      SEPTEMBER 30,
                                                                       1996                             1995
                                                                    ------------                    -------------
Current liabilities:
 Current portion of long-term debt and
   short term notes payable                                         $  2,148,000                    $     635,000
 Accounts payable                                                     12,331,000                        5,622,000
 Accrued expenses                                                      3,539,000                        2,117,000
 Accrued salaries and wages                                            3,019,000                        1,351,000
 Accrued insurance                                                     2,346,000                        1,731,000
 Income taxes payable                                                    403,000                        1,209,000
                                                                    ------------                    -------------

   Total current liabilities                                          23,786,000                       12,665,000
                                                                    ------------                    -------------

Long-term debt, net of current portion                                15,578,000                        1,047,000
Other long-term liabilities                                            2,225,000
                                                                    ------------                    -------------

                                                                      17,803,000                        1,047,000
                                                                    ------------                    -------------
Stockholders' equity:
 Preferred stock, without par value -
   500,000 shares authorized;
   322,500 shares issued and outstanding
   with a liquidation preference of $32,250,000                           13,000                           13,000
 Common stock, without par value-
   50,000,000 shares authorized; 19,193,019 and
   8,883,911  shares issued and outstanding,
   respectively                                                       35,505,000                       35,042,000
Additional paid in capital                                           106,706,000                       56,105,000
 Accumulated deficit                                                 (15,439,000)                     (16,642,000)
 Equity adjustment for foreign currency
   translation                                                            23,000                          (47,000)
                                                                    ------------                    -------------
                                                                     126,808,000                       74,471,000
                                                                    ------------                    -------------
Commitments and contingencies (see Note 5)

                                                                    $168,397,000                    $  88,183,000
                                                                    ============                    =============





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                        -------------------------------------
                                                                        1996                             1995
                                                                        ----                             ----
Cash flows from operating activities

Net income                                                             4,702,000                      $ 3,830,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                         4,826,000                        3,807,000
 Gain on disposition of property, plant, and equipment                   (61,000)
   Equity in income of joint ventures                                    (43,000)
   Change in assets and liabilities:
   (Increase) decrease in receivables                                  1,143,000                       (1,354,000)
   (Increase) decrease in inventories                                 (1,341,000)                           9,000
   (Increase) decrease in prepaid expenses
      & other current assets                                            (687,000)                         154,000
   (Increase) decrease in other assets                                   308,000                         (254,000)
   Increase (decrease) in accounts payable                             2,000,000                        1,914,000
   Increase (decrease) in accrued expenses                            (1,988,000)                         768,000
   Increase (decrease)in income taxes payable                         (1,140,000)                           -
   Increase (decrease) in deferred tax asset                            (243,000)                           -
                                                                     ------------                     -----------

 Net cash provided by operating activities                             7,476,000                        8,874,000
                                                                     -----------                      -----------

Cash flows from investing activities:
 Capital expenditures                                                 (7,136,000)                      (5,106,000)
 Acquisitions                                                         (4,518,000)                        (895,000)
 Dispositions of property, plant and equipment                            70,000                           30,000
                                                                     -----------                      -----------

 Net cash used in investing activities                               (11,584,000)                      (5,971,000)
                                                                     ------------                     ------------

Cash flows from financing activities:
 Net proceeds from sale of stock                                         361,000                          497,000
 Receipt of proceeds from pre-acquisition exercise
   of stock options                                                    1,182,000
 Payment of dividend on preferred stock                               (1,633,000)                      (1,632,000)
 Payment of dividend on common stock                                  (1,866,000)
 Current maturities and long-term debt:
   Additions                                                                                              142,000
   Reductions                                                         (2,054,000)                        (662,000)
 Increase (decrease) in cash overdrafts                                  945,000                       (1,737,000)
                                                                     -----------                      -------------

 Net cash used for financing activities                               (3,065,000)                      (3,392,000)
                                                                     ------------                     ------------





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.



(continued from prior page)



                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                    ------------                    -------------

                                                                        1996                             1995
                                                                    ------------                    -------------
Net increase (decrease) in cash                                       (7,173,000)                        (489,000)

Cash at beginning of period                                           24,991,000                       24,763,000
                                                                    ------------                    -------------

Cash at end of period                                               $ 17,818,000                     $ 24,274,000
                                                                    ============                     ============

Supplemental disclosures of Cash
  Flow Information:

Cash paid (received) during the period for:
 Interest                                                           $    628,000                     $   (964,000)
 Income taxes                                                         (2,207,000)

Non-cash investing and financing activities:

Following is a schedule of assets acquired, liabilities assumed or incurred, and common stock issued in conjunction with the acquisition of Wedco Technology, Inc.:

Trade receivables                                                  $   6,169,000
Related party receivables                                                849,000
Inventories                                                            1,389,000
Prepaid expenses and other assets                                      2,446,000
Property, plant and equipment                                         41,899,000
Goodwill                                                              26,565,000
Investments in joint ventures                                          4,538,000
Deferred tax asset                                                     1,045,000
Accounts payable                                                      (3,760,000)
Accrued liabilities                                                   (8,193,000)
Long term debt                                                       (18,028,000)
Common stock issued                                                  (50,702,000)
                                                                    -------------

Cash paid, net of cash acquired                                    $   4,217,000
                                                                   =============

Other non-cash aspects of acquisitions:
 Liabilities assumed or incurred                                   $      83,000                    $   1,153,000
 Common stock issued                                                                                      843,000

Assets acquired by incurring directly related liabilities          $      80,000                    $     500,000





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the ICO, Inc. (the Company) Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1996, the results of its operations for the three months and nine months ended June 30, 1996 and 1995 and the changes in its cash position for the nine months ended June 30, 1996 and 1995. Results of operations for the three month and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

NOTE 2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

During fiscal year 1995, the Company made three acquisitions which included:
R.J. Dixon, Inc. - "Spinco" (June 1995), the operating assets of Kebco Pipe Inspection, Inc. (March 1995), and B&W Equipment Sales and Mfg., Inc. (October
1994). During fiscal year 1996, the Company acquired the operating assets of Rainbow Inspection Company of Mississippi, Inc. (March 1996). The above acquisitions were accounted for under the purchase method of accounting. The pro forma effects of these acquisitions are not material and, as such, are not presented.

On April 30, 1996 the Company acquired, via merger, Wedco Technology, Inc. Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The consideration paid consisted of 10,132,609 ICO common shares, approximately $2,157,000 in cash (exclusive of transaction fees and expenses) and the assumption of approximately $29,981,000 in total liabilities. The acquisition was accounted for as a purchase.

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted-average number of common and equivalent shares outstanding including stock options and warrants which have a dilutive effect. At June 30, 1996 and 1995 outstanding options and warrants had no dilutive effect.

                                   ICO, INC.


NOTE 3.  CONDENSED PRO FORMA FINANCIAL INFORMATION

The following condensed unaudited pro forma combined results of operations have been presented as if the acquisition of Wedco had occurred on the first day of the indicated period.

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             JUNE 30, 1996                        JUNE 30, 1996
                                                          ------------------                    -----------------

Revenues                                                      32,761,000                           97,431,000
Net Income                                                     1,008,000                            3,254,000
Net Income per Common Share                                          .02                                  .09
Weighted Average Shares Outstanding                           19,141,637                           19,080,860


NOTE 4.  INVESTMENT IN JOINT VENTURES

The following table summarizes the status and results of the Company's investment in joint ventures for the two month period ended June 30, 1996. These joint venture investments were acquired as a result of the April 30, 1996 Wedco transaction.


Micronyl-
                                                                     WedTech, Inc.       Wedco S.A.          Total
                                                                     -------------       ----------        ----------
Balance, April 30, 1996 (date of acquisition)                           2,714,000         1,824,000         4,538,000
  Equity in income (loss)                                                  n/a               43,000            43,000
  Adjustment due to foreign currency translation                             -                8,000             8,000
                                                                       ----------        ----------        ----------
Balance, June 30, 1996                                                 $2,714,000        $1,875,000        $4,589,000
                                                                       ==========        ==========        ==========


On February 16, 1996, Wedco commenced legal action against WedTech, Inc., a Canadian corporation, which is owned 50% by Wedco and 50% by Polyvector Corporation, a Canadian corporation, which is also a defendant in the action. The Company alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants. The defendants have also filed counterclaims in the action alleging that ICO and Wedco have breached the shareholders' agreement. Due to the circumstances, including this current litigation, management no longer exercises significant influence over WedTech and, accordingly, the equity method has not been applied for the three months ended June 30, 1996. The application of the equity method will be further reviewed as the circumstances surrounding this joint venture investment change.

NOTE 5.   COMMITMENTS & CONTINGENCIES

In conjunction with the sale of real estate owned by a former subsidiary, the New Jersey Department of Environmental Protection and Energy (D.E.P.E.) issued an Administrative Consent Order (A.C.O.) to the Company, under the Environmental Clean-up Responsibility Act (E.C.R.A.). Inspections have shown that the site contains contaminates which must be removed. The Company has provided accruals of $1,400,000 for the total estimated costs related to cleanup activities, of which approximately $1,172,368 has been paid as of June 30, 1996. Recent sampling results indicate that the Company's groundwater remediation program is working effectively to reduce the level of groundwater
contamination.   The Company believes that its reserve is sufficient to satisfy current D.E.P.E. requirements.





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.


NOTE 6.      SEGMENT AND FOREIGN OPERATIONS INFORMATION

The Company operates in two industry segments. Through Wedco Technology, Inc. (a subsidiary acquired April 30, 1996), the Company serves the petrochemical industry by providing customers with size reduction and other related services for heat sensitive thermo-plastic materials and also manufactures certain machinery used for those services. The Company's second business segment serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment. Transactions between the two business segments do not materially affect the information presented below.


                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                                  ----------------------------              ---------------------------

                                                      1996            1995                     1996            1995
                                                  -----------      -----------              -----------     -----------

NET REVENUES

  Oilfield services and sales                     $22,914,000      $21,964,000              $66,787,000     $63,055,000
  Size reduction services and sales                 6,744,000           -                     6,744,000          -
                                                  -----------      -----------              -----------     -----------

Total Consolidated                                $29,658,000      $21,964,000              $73,531,000     $63,055,000

______________________________________________________________________________________________________________________________


OPERATING INCOME, as defined below

  Oilfield services and sales                      $3,275,000       $2,793,000               $8,804,000      $7,612,000
  Size reduction services and sales                   641,000           -                       641,000           -
                                                  -----------      -----------              -----------     -----------

  Total operations                                  3,916,000        2,793,000                9,445,000       7,612,000
  General Corporate expenses                       (2,065,000)      (1,441,000)              (4,841,000)     (4,317,000)
                                                  -----------      -----------              -----------     -----------

Total Consolidated                                 $1,851,000       $1,352,000               $4,604,000      $3,295,000

______________________________________________________________________________________________________________________________


IDENTIFIABLE ASSETS                                               June 30, 1996                     September 30, 1995
                                                                  -------------                     ------------------
  Oilfield services and sales                                     $ 69,140,000                          $63,192,000
  Size reduction services and sales                                 81,439,000                              -
  Corporate assets                                                  17,818,000                           24,991,000
                                                                  ------------                          -----------

Total Consolidated                                                $168,397,000                          $88,183,000

______________________________________________________________________________________________________________________________





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.


Information regarding the Company's operations in different geographical areas is presented below. The European Operations consist entirely of size reduction services and sales of Wedco Technology, Inc.'s various European subsidiaries.



                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                  -------------------------------       ---------------------------

                                                     1996                 1995              1996           1995
                                                  -----------         -----------       -----------     -----------
NET REVENUES

  Europe                                          $ 3,761,000                           $ 3,761,000
  United States                                    24,484,000         $20,240,000        65,053,000     $57,757,000
  Other                                             1,413,000           1,724,000         4,717,000       5,298,000
                                                  -----------         -----------       -----------     -----------

Total Consolidated                                $29,658,000         $21,964,000       $73,531,000     $63,055,000

______________________________________________________________________________________________________________________________


OPERATING INCOME, as defined below

  Europe                                          $   606,000                           $   751,000
  United States                                     3,148,000         $ 2,554,000         8,065,000     $ 6,843,000
  Other                                               162,000             239,000           629,000         769,000
                                                  -----------         -----------       -----------     -----------

  Total Operations                                  3,916,000           2,793,000         9,445,000       7,612,000
  General Corporate expenses                       (2,065,000)         (1,441,000)       (4,841,000)     (4,317,000)
                                                  -----------         -----------       -----------     -----------

Total Consolidated                                $ 1,851,000         $ 1,352,000       $ 4,604,000     $ 3,295,000

______________________________________________________________________________________________________________________________

IDENTIFIABLE ASSETS                                               June 30, 1996                 September 30, 1995
                                                                  -------------                 ------------------
  Europe                                                          $ 28,384,000
  United States                                                    117,162,000                     $59,035,000
  Other                                                              5,033,000                       4,157,000
  Corporate Assets                                                  17,818,000                      24,991,000
                                                                  ------------                     -----------

Total Consolidated                                                $168,397,000                     $88,183,000

______________________________________________________________________________________________________________________________


Operating income reflected above includes net revenues, less cost and expenses of operations. In computing operating income, other income (expenses), including interest, and income taxes on the Consolidated Statements of Income have been excluded. Corporate identifiable assets consist of cash and cash equivalents.





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

NOTE 7.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Opinion Number 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of). The Company expects to adopt FAS 121 during the fourth quarter of fiscal year 1996. The impact on fiscal year 1996 results of operations, if any, is not known at this time.

NOTE 8.      SUBSEQUENT EVENT

Effective July 19, 1996 the Company acquired Polymer Service, Inc. of Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana, for approximately: $1,835,000 cash, the assumption of liabilities of $1,683,000, and 431,826 shares of ICO common stock. These companies provide size reduction, compounding and related processing services for the petrochemical industry. The Company will account for this acquisition under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the nine months ended June 30, 1996 cash provided by operating activities decreased $1,398,000 compared to the same period in 1995. This decrease occurred in spite of net income of $4,702,000 for the nine months ended June 30, 1996 compared to $3,830,000 for the nine months ended June 30, 1995, due to the payment of income taxes and various accrued liabilities during the nine months ended June 30, 1996. The Company had working capital of $28,758,000 at June 30, 1996.

Cash flows used for investing activities increased to $11,584,000 versus $5,971,000 for the nine months ended June 30, 1995 primarily as a result of the Wedco acquisition and capital expenditures.

Inventory increased $2,866,000 during the nine months ended June 30, 1996 as a result of the acquisition of Wedco and increased product sales primarily within the Company's production service operations (i.e. the sale of inspected and reconditioned oil company tubular goods and sucker rods).

Expenditures for property, plant and equipment totaled $7.1 million during the nine months ended June 30, 1996. $6.3 million of the expenditures related to the Company's oilfield service business with the remaining $790,000 relating to the size reduction business. Capital expenditures within the oilfield service business primarily consisted of major repairs, the enhancement of existing facilities and the manufacture of equipment currently under mill inspection services contracts.

During June of 1996 the Company's British subsidiary combined amounts due under a credit facility into an existing mortgage loan, thereby increasing the principle to 1,000,000 GBP ($1,593,000 at June 30, 1996 exchange rates). Additionally, the mortgage loan was amended by fixing the interest rate at 8.9% and extending the amortization of the loan to a 10-year period (from the date of the amendment).

During June of 1996 the Company's Dutch subsidiary extended two mortgage loans to terms of 10 years and increased the credit availability under one of the credit facilities from 2,000,000 NLG ($1,172,000 at June 30,





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

1996 exchange rates) to 3,000,000 NLG ($1,759,000). The mortgage loans total 7,063,000 NLG ($4,141,000) at June 30 and bear interest at 6.8% and 7.2%.

Results of Operations

For the nine months ended June 30, 1996 the Company had revenues of $73,531,000 compared to $63,055,000 for the nine months ended June 30, 1995, an increase of 16.6%. Third quarter revenues increased 35% to $29,658,000 compared to $21,964,000 for the third quarter of 1995.

Revenues from exploration services, increased $911,000 or 11.0% from the quarter ended June 30, 1996 compared to the same period in the prior year. The demand for these services is affected by domestic drilling activity. The quarterly average rig count was up approximately 13% in fiscal year 1996 versus 1995.

Production services revenues, which include used tubular and sucker rod services, increased $494,000 or 6.7% from the quarter ended June 30, 1995 compared to the same period in 1996. The demand for these services has been favorably impacted by generally higher oil prices in 1996 versus 1995. The Company's acquisition of the assets of Rainbow Inspection in March of 1996 accounted for approximately half the quarterly revenue growth.

Revenues from corrosion control, which include internal coating and lining services, decreased $380,000 or 6.6% during the quarter ended June 30,1996 compared to the same quarter in 1995. These results are due to decreased sales experienced by the Company's Houston, Texas coating facility and less external coating revenues in the West Texas market.

Revenues from other sales and services consist primarily of revenues generated by the Company's Canadian subsidiary relating to reconditioning engines utilized in connection with pumping units of oil wells. These revenues were lower in the third quarter of 1996 versus the same quarter of 1995 due to abnormally harsh weather conditions in western Canada.

Size reduction sales and services revenues relate entirely to revenues of the Company's Wedco Technology, Inc. subsidiary which was acquired April 30, 1996. See Note 6 to the June 30, 1996 financial statements regarding segment and foreign operations information.

Cost of sales as a percentage of net revenues was 68.7% for the three months ended June 30, 1996 compared to 67.9% for the same period in 1995. The oilfield service business experienced a gross margin decline of approximately 2% during the third quarter of 1996 versus the same quarter in 1995. Approximately half of the decline is the result of reclassifying expenses to costs of sales for employee expenses which were previously included in sales, general and administrative expenses. The reclassifications were made based upon the employees' job functions. The remaining gross margin decline is based upon the differing mix of products and services provided by the Company during the two quarters. This decline was partially offset by increased gross margins due to the acquisition of Wedco on April 30, 1996.

Selling, general and administrative expenses increased to $5,276,000 for the quarter ended June 30, 1996 compared to $4,356,000 for the quarter ended June 30, 1995. As a percentage of net revenues, selling, general and administrative costs decreased to 17.8% during the third quarter of 1996 versus 19.8% for the same quarter in the prior period. The overall increase in these expenses is primarily due to increased general and administrative costs resulting from the acquisition of Wedco. These costs also increased due to the timing of legal expenses within the June 30, 1996 quarter in relation to the same quarter of 1995, which are not expected to continue.





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

Depreciation and amortization increased from $1,339,000 for the quarter ended June 30, 1995 to $2,149,000 for the quarter ended June 30, 1996. The increase resulted from the Wedco acquisition as well as capital expenditures made during the year ended June 30, 1996.

For the nine months ended June 30, 1996, the Company had net income of $4,702,000 compared to $3,830,000 for the nine months ended June 30, 1995. For the third quarter of 1996, net income was $1,428,000 versus $1,451,000 for the same quarter of 1995. Net income changed primarily due to the explanations above as well as lower interest income and higher income tax expense discussed below.

Other Income (Expense)

As discussed more fully in Note 4, the Company acquired ownership in two joint ventures as a result of the Wedco acquisition. Equity income includes income of the French joint venture - Micronyl S.A. which is accounted for using the equity method.

Interest income/expense decreased $306,000 in the third quarter ended June 30, 1996 versus the same quarter of 1995. The decrease is due to debt of $18 million the Company assumed upon acquiring Wedco as well as approximately $100,000 less interest income on the Company's cash and cash equivalents which decreased primarily due to the acquisition of Wedco.

Income Taxes

In accordance with FAS 109, the need for a valuation allowance does not exist as of the acquisition date of April 30, 1996. Thus, while the Company has approximately $6.3mm in net operating loss carryforwards at June 30, 1996, the benefits of these carryforwards will no longer be recognized as a benefit in the income statement. Instead, the utilization of these benefits will be recorded as a reduction of the tax asset. As a result of this treatment, income tax expense as a percentage of pretax income has increased in fiscal year 1996 versus 1995.

Foreign Currency Translation

The fluctuation of the dollar against the Dutch guilder, the British pound and the Swiss Krona has impacted the translation of revenues and income of Wedco's European operations into U.S. dollars for the two months ended June 30,1996. Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against these currencies and changes in the net assets of foreign subsidiaries, stockholders' equity decreased net of deferred income taxes by approximately $149,000 during the three months ended June 30, 1996.





                 The accompanying notes are an integral part of
                          these financial statements.

                                   ICO, INC.

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on April 29, 1996 for the following purposes:

1) The approval of the issuance of the Corporation's Common Stock pursuant to the Merger Agreement dated December 8, 1995, as amended, among the corporation, W Acquisition Corp. and Wedco Technology, Inc.

2) To amend the Corporation's Articles of Incorporation to change the corporation's name to Willoughby International, Inc.

Holders of common stock of record at the close of business March 15, 1996 were entitled to vote at the meeting.

Proposal 1 above was approved with 5,202,948 (82.0% of the votes cast at the meeting) for; 1,087,949 votes against; 53,232 abstentions and zero broker non-votes.

Proposal 2 above was not approved with 5,063,299 votes for; 1,224,678 votes against; 56,151 abstentions and zero broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The following exhibits are filed as part of this report:

  Exhibit 2 - Merger Agreement dated December 8, 1995, as amended, among ICO,
              Inc., W Acquisition Corp.  and Wedco Technology, Inc.(1)
  Exhibit 3(ii) - By-laws of Registrant as amended
  Exhibit 27 - Financial Data Schedule

  (1) Incorporated by reference from the Registrant's Registration Statement Number 333-00831 on Form S-4.

On May 14, 1996 the Company filed a Form 8-K Current Report regarding the merger of Wedco Technology, Inc. into a wholly owned subsidiary of the Company.

On July 15, 1996 the Company filed a Form 8-K/A as amendment No. 1 to the May 14, 1996 Form 8-K Current Report filing to supply the Company's audited financial statements as of March 31, 1996.





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





                                      ICO, Inc.
                                      ------------------------------------
                                      (Registrant)





                                      /s/ Asher O. Pacholder
                                      ------------------------------------
August 14, 1996                       Asher O. Pacholder
                                      Chairman and Chief Financial Officer
                                      (Principal Financial Officer)





                                       /s/ Jon C. Biro
                                      ------------------------------------

                                      Jon C. Biro, Controller & Treasurer
                                      (Principal Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit                        Description
- -------                        -----------

  3(ii)       -- By-laws of Registrant as amended

 27           -- Financial Data Schedule