Form 10-K
period 1996-09-30
ICO INC
filed 1996-12-27
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                     OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM  TO
                       COMMISSION FILE NUMBER 0-10068
                                  ICO, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           TEXAS                                                 75-1619554
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

11490 WESTHEIMER, SUITE 1000                                           77077
        HOUSTON, TX                                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER (281) 721-4200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED
        -------------------                              -------------------
Common Stock, no par value                               NASDAQ Stock Market

Preferred Stock, no par value                            NASDAQ Stock Market

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes      No   X
                                  ---      ---

      The aggregate market value of voting stock held by nonaffiliates of the Registrant as of December 20, 1996 was $108,075,242.

      The number of shares outstanding of the registrant's Common Stock, as of December 20, 1996: Common Stock, no par value--20,900,678

DOCUMENTS INCORPORATED BY REFERENCE
Certain information has been included by reference. See index at Part IV, Item 14, (c)(2) of this Annual Report. Portions of the Registrant's Annual Report to Shareholders for 1996 furnished to the commission pursuant to Rule 14a- 3(b) and portions of the Registrant's Proxy Statement filed with the commission for its Annual Meeting are incorporated in Parts I, II and III as specified.

                                   ICO, INC.

                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . .  11
   Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  13
   Item 4.    Submission of Matters to a Vote of Security Holders  . . . .  14

PART II
   Item 5.    Market for the Registrant's Common Stock and
              Related Stockholder Matters  . . . . . . . . . . . . . . . .  16
   Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . .  17
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  18
   Item 8.    Financial Statements and Supplementary Data  . . . . . . . .  23
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . . . . . . .  24

PART III
   Item 10.   Directors and Executive Officers of the Registrant . . . . .  24
   Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . .  24
   Item 12.   Security Ownership of Certain Beneficial
              Owners and management  . . . . . . . . . . . . . . . . . . .  24
   Item 13.   Certain Relationships and Related Transactions . . . . . . .  24

PART IV
   Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   25

                                  P A R T    I


ITEM 1.  BUSINESS

GENERAL

    The Company operates in two business segments. The oilfield services segment provides inspection, reconditioning and coating services for new and used tubular goods and sucker rods utilized in the oil and gas industry. ICO is the leading provider of sucker rod services and one of the two largest providers of inspections, reconditioning and coating services for tubular goods in the United States. Through the Company's wholly-owned subsidiaries, Wedco Technology ("Wedco"; acquired April 1996), Polymer Service ("PSI"; acquired July 1996), and Bayshore Industrial ("Bayshore"; acquired December 1996) the Company's petrochemical processing segment is a world leader in serving the petrochemical industry providing size reduction technology for plastics and other heat-sensitive materials.

    This material contains "Forward-Looking Statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements.

OILFIELD SERVICES

    The Company's inspection, reconditioning and coating services for new and used tubular goods and sucker rods include a variety of processes, many of which are patented, designed to reduce the customer's operating costs by extending the useful lives and reduce the downhole failure of sucker rods and tubular goods. These services are performed on casing, tubing, drill pipe and line pipe. The Company also sells equipment and supplies used in the inspection, reconditioning and coating of tubular goods and sucker rods.

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

    The Company's oilfield services are designed to reduce the customer's cost of drilling and production by (1) preventing faulty material from being placed downhole (exploration services), (2) reclaiming tubular goods and sucker rods used downhole and restoring them to near their original condition, on a cost effective basis (production services) and (3) preventing premature failure of tubular goods and sucker rods from occurring due to the downhole environment (corrosion control services).

EXPLORATION SERVICES

    The Company provides inspection services for new tubular goods to identify tubular goods which are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. These services are used by customers as a quality assurance and control measure to reduce the risk of costs associated with defective tubular goods and to reduce the risk of downhole failure, which is especially important when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore. Although inspection of new tubular goods at well sites and storage yards has been performed for many years, the Company was a pioneer in providing in-plant inspection. The Company's in-plant inspection facilities for new tubular goods provide a controlled environment which permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment, avoids problems associated with inclement weather and reduces transportation and handling costs to the customer. The Company provides these services at eleven operating facilities in five states: Colorado, Louisiana, Texas, Ohio and Alabama. The Company also has the capability to provide mobile inspection services in the field. ICO also manufactures inspection and quality control equipment which is sold or leased to steel producers and processors.

    ICO offers a full range of tubular services including electro-magnetic inspection ("EMI"), ultrasonic inspection, tubular maintenance and storage, inventory management and associated services such as threading and hydrostatic testing, providing "one-stop shopping" for customers. EMI is a process which identifies flaws through magnetic flux leakage. The AGS system is an EMI system capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. Ultrasonic inspection identifies flaws, using high frequency sound waves, which are virtually undetectable by other means. The Company expanded its ultrasonic technology and engineering expertise with the acquisitions of Baker Hughes Tubular Services, Inc. ("BHTS") in September 1992 and Tubular Ultrasound Corporation in November 1993.

PRODUCTION SERVICES

    The Company reconditions and inspects used casing, tubing, drill pipe and line pipe using a process known as "Total Concept Tubing Services", which provides a complete package of tubular inspection and maintenance services.
The Company pioneered the process of Total Concept Tubing Services, which includes the testing, cleaning, reconditioning and electronic inspection of tubular goods. Such services are performed in a controlled environment at the Company's facilities, which provides the same advantages previously described for in-plant inspection facilities (see "Exploration Services"). This process reduces the customer's well operating costs because reconditioning used tubular goods is less expensive than the purchase of new tubular goods. Reconditioned tubular goods generally must meet the same API or customer standards as new tubular goods. The Company performs these services at nine Company facilities located in California, Mississippi, Oklahoma, Texas, Wyoming, North Dakota and New Mexico.

    The Company has entered into a program in which it purchases used tubular goods and sucker rods from certain customers, reconditions and grades the pipe and sucker rods for varying degrees of usage and resells the pipe and sucker rods to other customers in the marketplace.

    The Company also operates mobile inspection units utilizing a system known as Wellhead Scanalog ("WHS"). The Company acquired the rights to WHS for use in the United States pursuant to a license granted to it in connection with the acquisition of BHTS. WHS is designed to perform tubular inspection while the tubing is being removed from the well and does not interfere with the normal operation of the rig. WHS inspection is unique because it is not affected by scale, mud, paraffin and water. Prior to the acquisition of BHTS, the Company had no comparable service.

    The Company pioneered and is the dominant North American provider of the reconditioning and inspection of used sucker rods using a patented in-house process, which involves a number of steps designed to clean, straighten, inspect and apply protective coating to sucker rods to guard against corrosion. This process reduces the customer's well operating costs because reconditioning used sucker rods is less expensive than purchasing new sucker rods. The Company also inspects new sucker rods before they are placed in service to reduce the risk of downhole failure, which requires expensive pulling services and results in loss of production. The Company's sucker rod reconditioning and inspection services are provided at seven Company facilities located in California, Oklahoma, Texas, Wyoming and Canada. The Canadian operations were acquired in the February 1994 acquisition of Shearer Supply Ltd. located in Edmonton, Alberta.

CORROSION CONTROL SERVICES

    Corrosive conditions exist inside most wells. Such conditions are particularly extreme in high temperature gas wells and in oil producing regions where secondary and tertiary recovery techniques are utilized. Secondary and tertiary recovery techniques are methods by which natural forces in an oil reservoir are supplemented by means such as water flooding to increase ultimate oil recovery. Under highly corrosive conditions, even a microscopic uncoated area of steel can result in a tubular or rod failure or damage. To combat these conditions, the Company offers a variety of corrosion control services to its customers, using several of the Company's patented processes. The Company's corrosion control services reduce well operating costs by extending the useful life of downhole tubular goods and sucker rods and by improving the well's hydraulic efficiency and pipe integrity.

    The Company internally coats new and used casing, tubing, drill pipe and line pipe with a variety of powder and liquid coatings. In the coating process, tubular goods are placed in large burnout ovens to remove foreign substances. The tubular goods are then grit blasted, primed with phenolic, preheated, coated internally and subjected to a final baking process. The tubular goods are then inspected visually and electronically to make certain the coating uniformly covers the entire interior of the pipe and that no bare spots or thin coverings exist. A similar process is utilized for cleaning, priming and coating tubular couplings. The selection of the proper coating for downhole tubular goods requires knowledge and considerable effort by the Company's experienced coating managers and technicians. The key to the process is gathering complete facts concerning the well, its environment, test procedures and all related conditions planned for the life of the well. The Company has four coating facilities located in Louisiana and Texas.

    The Company's patented sucker rod coating process involves applying a special formula stainless steel to the sucker rods and then coating them with a phenolic primer and fusion bonded modified epoxy. Sucker rods used in less corrosive conditions are usually coated only with the phenolic primer and fusion bonded modified epoxy. The Company's sucker rod coating services are provided at its facility in Odessa, Texas.

    ICO expanded its corrosion control services with the acquisition of Permian Enterprises, Inc. ("Permian") in April 1994. Permian provides internal cement
lining for small diameter tubing through 24' line pipe.   Cement provides an
increased barrier between corrosive fluids and the tubular product which allows the customer to use a larger portion of its used pipe with a welded connection, when weight and torsion strength are not a primary issue. Permian also applies an external fusion bonded tape which forms a tough protective corrosion barrier for critical line pipe. The addition of Permian has afforded the Company expanded flexibility and product offerings in small diameter pipe used in production applications.

    In fiscal 1995, ICO introduced five new corrosion control products, including the industry's first successful powder coatings for drill pipe and high temperature production tubing. These powder coatings have better mechanical and protective capabilities as compared to liquid coatings without the environmental control expenses normally associated with their liquid counterparts. The five new products ICO introduced in fiscal 1995 are as follows: IPC 100 - a powdered, internal protective coating for drill pipe, IPC 800 - the first high temperature powder coating for production tubing, Nose-Gard(TM) - a metalizing process for the end area of tubing, Weld-Gard(TM)
- a metalizing process for the end area of line pipe, and Fiber-Line(TM) - an internal fiberglass lining for tubing. During 1996, the Company added a deep water drilling choke and kill line unit to the Louisiana coating facility. ICO is now the only company with the ability to apply baked on coatings to 75' choke and kill lines, used to control well pressures.


COMPETITION

    The principal competitive factors in the Company's oilfield services business are price, availability and quality of service. The consolidation in the tubular inspection, reconditioning and coating industry has resulted in the elimination of many of the Company's competitors and reduced the Company's competition in many markets. Notwithstanding the industry's consolidation, the tubular inspecting, reconditioning and coating industry continues to be highly competitive. The Company's ability to compete effectively is dependent upon timely, reliable performance and quality of its services at competitive rates. Management believes that the Company will continue to compete effectively because of its efficient and cost-effective processes and the strong relationships which it maintains with its customers.

    The Company is the leading provider of sucker rod services and one of the two largest providers of inspection, reconditioning and coating services for tubular goods in the United States. The Company's customers include the major oil and gas companies, as well as independent oil and gas companies, drilling contractors and steel producers and processors. No single customer accounted for over 10% of the Company's revenues in 1994, 1995 or 1996.

    Few competitors provide services similar to the Company's "Total Concept Tubing Services", nor do they provide in- plant inspection of new tubular goods outside Houston, Texas. The Company and Tuboscope Vetco International Corporation compete with each other and a number of smaller companies in most domestic markets. Capital and other requirements for entry into the tubular inspection business are relatively low. Consequently, competition is vigorous in all of the Company's tubular inspection markets.

    Much of the Company's business is seasonal in nature and reflects the general pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal year generally having higher levels of activity and the second and third quarters generally having lower levels of activity.


PETROCHEMICAL PROCESSING SERVICES

    ICO entered the petrochemical processing service business via the Wedco Technology, Polymer Service and Bayshore Industrial acquisitions (see "Acquisitions"). The Company operates ten domestic processing service plants located in New Jersey, Tennessee, Illinois, Indiana, Texas, and California.
The Company also operates plants in three European countries: The Netherlands, England and Sweden. Additionally, Wedco owns 50% of WedTech, Inc., a Canadian company, which provides similar services in Brantford, Ontario and Calgary, Alberta. WedTech, Inc. also operates a research and development facility in Dewey, Oklahoma. Wedco Europe B.V. a wholly owned subsidiary of Wedco, headquartered in 's-Gravendeel, Holland, serves as the holding company for all of Wedco's European operations. Wedco Europe B.V. also owns 50% of a French company, Micronyl-Wedco S.A., which provides similar services in Beaucaire and Montereau, France. Customers' materials are shipped by rail or truck to Wedco's plants for processing according to customer specifications. After processing, materials are packaged in bags, drums, boxes, super sacks, bulk trucks or rail hopper cars and shipped via rail or truck to the customer or end user.

    The size-reduction of plastics can normally be performed with the conventional line of Wedco-manufactured equipment, but in some cases, due to the physical characteristics of the materials, cryogenic grinding is required. Wedco has developed specifically designed equipment and techniques for cryogenic grinding and has been actively involved in this type of grinding of heat sensitive plastic materials in its New Jersey facility for approximately 20 years. Wedco began providing cryogenic grinding services at its 's-Gravendeel plant in 1988, at its Tennessee plant in 1990 and at its Gainsborough, England plant in 1991. In 1981, Wedco entered the field of ultra-fine size reduction, utilizing air-jet milling equipment. This size-reduction technique utilizes high-velocity, compressed air to process materials to sizes between 0.5 and 50 microns. Wedco's New Jersey and 's-Gravendeel operations currently utilize the air-jet milling process.

    Materials processed within the petrochemical processing business line include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolics, polyurethane, acrylics, epoxies and many others. The powders resulting from the Company's grinding services are used in the manufacture of paint and metal coatings, fabric coating and in certain processes such as rotational molding, blending and compounding. Materials that are air-jet milled include additives for printing ink, plastics and paint, as well as a variety of other applications requiring very fine particle size. The Company provides a broad range of processing services, including granulating, compounding, de-agglomerating, blending, mixing, heat treating, separating and screening, as well as packaging, warehousing and certain distribution services, which are integrated with the primary size-reduction services discussed above.

    In conjunction with its principal size-reduction and equipment manufacturing activities, the Company provides research and development services for its customers by testing and processing new materials in small quantities until the size-reduction and any related processes are perfected.
In addition, by using internally developed machinery in their research and development laboratories, or using the Company's custom grinding service, prime producers may develop new products. Consequently, when research and development and marketing efforts combine to successfully introduce a new material or product, the Company usually benefits from orders for its services.

    Prior to its acquisition by ICO in April 1996, Wedco operated in the U.S. without a formal sales and marketing group. Since the acquisition, Wedco has built a sales team strategically located throughout the U.S. dedicated to selling the Company's petrochemical processing services and equipment.

CONSOLIDATION PLANS

    In order to decrease fixed costs and increase economies of scale, during the fourth quarter of 1996, management determined that three petrochemical grinding plants should be closed. The Company will discontinue petrochemical grinding operations at the Houston, Texas, Maywood, Illinois, and the Long Beach, California facilities, during fiscal year 1997. During the first quarter of 1997, management informed the employees working in the Houston and Long Beach facilities of the closures. The decision to consolidate was driven by the redundancy of other company facilities providing the same services in the same area; in part due to the July 1996 acquisition of Polymer Service. Another factor is the current trend within the rotational molding industry of customers buying equipment and grinding in-house. Management intends to combat
this trend with aggressive marketing efforts.   The Company anticipates that
future expenses relating to the plant closures will not be material.

MANUFACTURER OF RELATED PROCESSING EQUIPMENT

    Wedco manufactures a substantial amount of the equipment used in providing size-reduction services. This equipment primarily includes pulverizers and grinders designed specifically for plastic materials. In addition, Wedco manufactures accessory equipment, such as high production and high intensity blenders. Wedco also sells the size- reduction machinery it manufactures directly to customers who wish to do the tasks performed by this equipment in-house.

    Wedco's line of equipment ranges in price from $13,000 for a small laboratory mill to approximately $500,000 for a turn key system with high-volume capacity. It is more economical, in many cases, for customers to use the custom size- reduction services of the Company than to own and operate their own equipment. In the past, several companies have reverted to custom service after acquiring their own grinding capability.

COMPETITION

    In the basic business of plastics grinding, primary competitors in the U.S. are smaller, local firms that lack the multiple plant locations, technology and/or production capacity of the Company and customers who decide to purchase machinery and grind their material in-house. Increased competition in size-reduction services of plastics exists in Europe; however, Wedco has not been materially adversely affected by this competition. Due to ICO's technical expertise and equipment manufacturing capabilities, management believes that the Company can provide plastics grinding services at a lower cost than most of its customers and competitors. In addition, the Company's ability to provide convenient service to customers is greatly enhanced due to the Company's network of facilities throughout North America and Europe. Although greater competition is experienced in other major processing service sectors, such as cryogenic grinding, air- jet milling and compounding, the Company has been successful in gaining market share since entering these fields. The acquisition of Bayshore Industrial in fiscal year 1997 will greatly increase the Company's domestic compounding revenues.

    The Company is aware of one manufacturer within the United States, other than itself, of high speed, size-reduction mills specifically designed for the size-reduction of heat sensitive plastic materials. The Company is aware of two such manufacturers in Europe that also market their equipment throughout the U.S. and Canada. Although other manufacturers produce general purpose machinery capable of grinding such materials, management believes that its machinery, which is specifically designed for the size-reduction of heat sensitive plastics and backed by over 30 years of the Company's manufacturing experience, has the highest capacity, with the greatest energy and cost efficiency in the field.

ACQUISITIONS

    In November 1993, ICO acquired substantially all the assets of Tubular Ultrasound Corporation ("TUC"), a tubular inspection company with low cost ultrasonic inspection technology, located in Houston, Texas, for a total consideration of $1,100,000. The TUC acquisition provided ICO with additional engineering and product development expertise in the ultrasonic area.

    In February 1994, ICO acquired Shearer Supply Ltd. ("Shearer") located in Edmonton, Alberta, for a total consideration of $1,900,000. The Shearer acquisition provided ICO with a presence in the Canadian market. Shearer is the largest provider of sucker rod inspection and reclamation services in Canada. In addition, Shearer services and sells pump engines used in the oilfield.

    In April 1994, the Company acquired all of the outstanding capital stock of Permian for a total consideration of $2,498,000. As part of the transaction, the Company funded a pre-acquisition dividend to Permian shareholders by making a $2,100,000 loan to Permian. Permian provides cement and fiberglass lining for tubing and casing and also applies an external fusion bonded wrap.

    In April 1994, ICO acquired Frontier Inspection Services, Inc. ("Frontier") located in Farmington, New Mexico for a total consideration of $1,500,000. Frontier is the leading provider of tubular inspection services in New Mexico and the lower Rocky Mountain area.

    In October 1994, the Company purchased all of the outstanding stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for $700,000 consisting of $350,000 cash and 66,666 shares of ICO common stock. B&W designs and manufacturers parts and components for nondestructive testing and inspection of equipment for use in the tubular market. The acquisition enabled the Company to lower repair and maintenance expenses for the Company's inspection units.

    In March 1995, the Company acquired substantially all of the operating assets, excluding real estate, of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of $616,000, consisting of approximately $574,000 cash and a $42,000 note.

    In June 1995, the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. d/b/a Spinco ("Spinco") for $1,000,000, consisting of a $490,000 note and 94,884 shares of ICO common stock. Spinco provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area.

    In March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for $203,000 cash (including transaction expenses) and the assumption of $125,000 in liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the southern United States.

    In April 1996, the Company acquired, via merger, Wedco Technology, Inc. Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The consideration paid consisted of 10,232,609 ICO common shares, approximately $4,637,000 in cash (including transaction fees and expenses) and the assumption of approximately $29,947,000 in total liabilities.

    In July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana for consideration consisting of 431,826 shares of ICO common stock, $1,984,000 cash (including transaction expenses) and the assumption of $2,073,000 in liabilities. The Polymer Service companies provide size reduction and related processing services for the petrochemical industry.

    During December 1996, the Company acquired Bayshore Industrial, Inc. located in LaPorte, Texas for consideration of approximately $6,300,000 in cash and 1,171,566 shares of ICO common stock, subject to certain adjustments. Bayshore is a provider of concentrates and compounds to resin producers in the United States.

See unaudited proforma information regarding the above acquisitions in Notes 2 and 19 to the Company's financial statements for the year ended September 30, 1996.


ENVIRONMENTAL REGULATION

    The Company is subject to numerous local, state, and federal laws and regulations concerning the use and handling of hazardous materials and restricting releases of pollutants and contaminants into the environment. Many of these laws and regulations provide for strict liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Management believes that the Company is in substantial compliance with these laws and regulations, and continued compliance with existing laws and regulations will not have a material adverse effect on the Company's results of operations or financial condition. Management believes that estimated capital expenditures for environmental remediation also will not be material. The Company's oilfield services routinely involve the handling of chemical substances and waste materials, some of which may be considered to be hazardous wastes. The Company's insurance policies do provide coverage for environmental or other damages caused as a result of defective casing or tubing inspected by the Company.

    The foregoing discussion of environmental regulations involves Forward-Looking Statements as previously defined. Compliance with local, state and federal laws regulating the environment cannot always be assured for many reasons, including the possibility of industrial accidents or the failure of design, processes and equipment utilized to meet environmental standards due to changing interpretations of these laws and regulations.

RAW MATERIALS AND BACKLOGS

    Management believes that materials used in the Company's operations are available from numerous sources and are readily available to meet its needs. Backlogs are not material to the Company's overall operation.

PATENTS AND LICENSES

    The Company holds six United States patents and has one patent application still pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from April 1998 to February 2009. The Company's petrochemical processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses. No single patent is considered essential to the overall successful operation of the Company's business.

    In connection with the acquisition of BHTS, the Company acquired royalty-free exclusive licenses to use WHS, PipeImage(TM) and other proprietary technology. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.



EMPLOYEES

    As of December 26, 1996, the Company had approximately 1,150 full-time employees, and approximately 260 full-time contract employees. The Company's employees working at the facility located in 's-Gravendeel are parties to a collective bargaining agreement. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages and considers its relations with its employees to be satisfactory. The Company provides many of its employees with stock options and year-end bonuses.

ITEM 2.    PROPERTIES

    The location and approximate acreage of the Company's operating facilities at September 30, 1996, together with an indication of the services performed at such facilities are set forth below. All facilities have storage areas for customer goods and materials.

                                                                                                 OWNERSHIP
                                                                                                 OR LEASE
 LOCATION                      SERVICES                                              ACRES      EXPIRATION
 --------                      --------                                              -----      ----------
 OILFIELD SERVICES

 Odessa, Texas                 Sucker rod reconditioning and inspecting                13           (1)

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

 Denver City, Texas            Sucker rod reconditioning and inspecting                10          Owned

 Farmington,                   Inspection of new and used tubular goods                14          1997
 New Mexico

 Oklahoma City,                Sucker rod reconditioning and inspecting                 8          Owned
 Oklahoma

 Oklahoma City,                Inspection of new and used tubular goods                22          Owned
 Oklahoma

 Casper, Wyoming               Sucker rod reconditioning and inspecting;               29           (3)
                               inspection of new and used tubular goods

 Bakersfield, California       Sucker rod reconditioning and inspecting                30          Owned

 Williston,                    Used tubular goods services                             2           1997
 North Dakota

 Corpus Christi, Texas         Inspection of new and used tubular goods                10          Owned

 Houston, Texas                Inspection of new tubular goods                        199          Owned

 Houston, Texas                Internal coating of tubular goods                       49          Owned

                                                                                                 OWNERSHIP
                                                                                                 OR LEASE
 LOCATION                      SERVICES                                              ACRES      EXPIRATION
 --------                      --------                                              -----      ----------
 Lone Star, Texas              Inspection of new tubular goods                         80          Owned

 Amelia, Louisiana             Internal coating and inspection of new and used         31          1998
                               tubular goods

 Edmonton, Alberta             Inspection of new and used sucker rods.                 10          2005

 Canada                        Sales and service of new and used oilwell engines

 Brookhaven, Mississippi       Inspection of tubular goods                             12          2001

 Brookhaven, Mississippi       Inspection of tubular goods                             3           2008

 PETROCHEMICAL PROCESSING SERVICES

 Bloomsbury, New Jersey        Plastics grinding                                       15          Owned

 Lovelady, Texas               Plastics grinding                                       12          Owned

 Houston, Texas                Plastics grinding                                       22          Owned

 Beaumont, Texas               Sales office                                            2           1997

 China, Texas                  Plastics grinding                                       12          Owned

 Maywood, Illinois             Plastics grinding                                       3           Owned

 East Chicago, Indiana         Plastics grinding                                       4           1999

 Grand Junction, Tennessee     Plastics grinding                                       5           Owned

 Memphis, Tennessee            Engineering                                            N/A          1997

 Long Beach, California        Plastics grinding                                       2           Owned

 Fontana, California           Plastics grinding                                       7           Owned

 's-Gravendeel, The            Plastics grinding                                       5           Owned
 Netherlands

 Gainsborough, England         Plastics grinding                                       5           Owned

 Stenungsund, Sweden           Plastics grinding                                      N/A          2000

(1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.

(2) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.

(3) Seventeen acres are owned; ten acres are leased through 1997; remaining two acres are leased on a month-to-month basis.

    The Company's facilities and equipment, owned and leased, are considered by management to be well maintained and adequate for the company's operations.
The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities below full capacity. Most facilities are operating no more than one shift per day. The Company does not presently intend to close any of its significant operating facilities other than the Maywood, Illinois; Houston, Texas and Long Beach, California petrochemical grinding facilities. Management considers its properties to be suitable for its present needs.


ITEM 3.   LEGAL PROCEEDINGS

    ICO is a named defendant in twelve cases involving twelve plaintiffs, filed between June 1988 and February 1996, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. ICO is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against ICO for intentional tort. In 1994, ICO was dismissed without liability from two suits alleging intentional tort against ICO for silicosis-related disease. In fiscal 1993, ICO settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. Three of the pending personal injury cases involve three alleged silicosis-related deaths, which are premised upon allegations of gross negligence. The standard of liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. ICO and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits. Except as described below, ICO does not believe, however, that such suits will have a material adverse effect on the financial conditions or results of operations of ICO. ICO does have in effect general liability and employer's liability insurance policies applicable to the referenced suits, however, ICO has been advised by each of the involved insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against ICO in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition or results of operations of ICO.

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

    During November of 1996, a preliminary agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that ICO will pay $846,000 to reimburse Baker Hughes for various occupational health claims offset by their reimbursement of the Company's environmental remediation expenses relating to former BHTS properties. With regard to future occupational health claims, the parties have agreed to share costs 50/50 with ICO's obligations being limited to $500,000 for each claim and a maximum contingent liability of $4,500,000 (net of current accruals) in the aggregate, for all claims.

    The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on October 7, 1996 for the following purposes:

    1) To elect three Class II Directors to serve until the 1999 Annual Meeting of Shareholders and one Class III Director to serve until the 1997 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

    2)   To approve the ICO, Inc. 1996 Stock Option Plan;

    3) To approve the amendment and restatement of the 1993 Stock Option Plan for Non-employee Directors;

    4) To ratify and approve the selection of Price Waterhouse LLP as the Company's independent accountants for the ensuing fiscal year; and

    5) To consider and act upon any matters incidental to the foregoing purposes and transact such other business as may properly come before the meeting or any adjournment thereof.

    Holders of shares of Common Stock of record on the books of the Company at the close of business on August 23, 1996 were entitled to vote at the meeting.

    William J. Morgan, Sylvia A. Pacholder and William E. Willoughby were elected as Class II

Directors at the annual meeting with 18,066,462, 17,976,641 and 18,050,578 votes for; and 193,381, 283,202 and 209,265 shares withheld, respectively.

    James E. Gibson was elected as a Class III Director at the annual meeting with 18,055,962 votes for, and 203,881 shares withheld.

    The ICO, Inc. 1996 Stock Option Plan was approved by the following votes:
17,047,514 votes for, 1,098,497 votes against, 88,114 abstentions and 25,718 broker non-votes.

    The amendment and restatement of the ICO, Inc. 1993 Stock Option Plan for Non-employee Directors was approved by the following votes: 17,586,900 votes for, 554,710 votes against, 92,515 abstentions and 25,718 broker non-votes.

    The selection of Price Waterhouse LLP as the Company's auditors for the 1996 fiscal year was approved by the following vote: 18,181,512 votes for, 43,776 votes against, and 34,555 abstentions.

                                 P A R T    II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock has been traded on the NASDAQ Stock Market under the symbol ICOC since July 19, 1988. There were approximately 970 shareholders of record of the Company's common stock at December 20, 1996.

    On November 1, 1995 the Company established a quarterly dividend of $.05 per share on its common stock. The first dividend was paid on December 31, 1995 and has been paid every subsequent quarter. While currently all dividends due to the preferred shareholders have been paid, unless full cumulative dividends on all outstanding shares of the Preferred Stock have been paid, no dividends may be paid, declared or set aside for payment, or any other distributions made on the Common Stock.

    The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                                            HIGH                     LOW
                                                            ----                     ---
                 1995     First Quarter                     5  3/8                   3  3/4
                          Second Quarter                    6                        3  3/4
                          Third Quarter                     6  1/4                   5  1/8
                          Fourth Quarter                    5  7/8                   4  5/8

                 1996     First Quarter                     5  3/4                   4  1/2
                          Second Quarter                    5  7/8                   4  7/8
                          Third Quarter                     7  5/8                   5  1/8
                          Fourth Quarter                    6  1/4                   4  7/8

                 1997     First Quarter (1)                 6  7/8                   5  3/4

Since October 1, 1995 the Company has issued the following unregistered common shares which were exempt pursuant to Section 4(2) of the Securities Act of 1933:

                          Number of Shares
    Date                  of Common Stock          Transaction
    ----                  ---------------          -----------
April 30, 1996               100,000              Issued to consultants in connection with the acquisition of Wedco(2)

May 21, 1996                  20,000              Issued to institutional warrant holder in connection with
                                                  warrant exercise

July 19, 1996                431,826              Issued to former shareholders of Polymer Service (2)

December 10, 1996          1,171,566              Issued to former shareholders of Bayshore Industrial (2)


(1) Reflects trading activity through December 20, 1996.
(2) See "Acquisitions" - Item 1.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                    YEARS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------
                                               1996(2)       1995(2)         1994(2)         1993      1992(1)
                                           -------------- ------------     ------------   ----------  ---------
                                                         (in thousands, except share and per share data)
INCOME STATEMENT DATA:
  Revenues:
  Oilfield Sales and Services
    Exploration Sales and Services       $    34,545     $   34,953     $   30,096      $   25,290    $   12,171
    Production Sales and Services             31,087         28,745         28,919          24,936        18,569
    Corrosion Control Services                21,591         20,562         14,549           9,991         3,895
    Other sales and services                   2,167          3,623          2,406              --            --
                                         -----------     ----------     ----------      ----------    ----------
                                              89,390         87,883         75,970          60,217        34,635
  Petrochemical Processing Sales
   and Services                               19,273             --             --              --            --
                                         -----------     ----------     ----------      ----------    ----------

    Total revenues                       $   108,663     $   87,883     $   75,970      $   60,217    $   34,635
                                         ===========     ==========     ==========      ==========    ==========

  Gross Profit                           $    33,959     $   27,998     $   21,779      $   17,355    $   10,482
  Selling, general & administrative
    expenses                                  19,996         17,736         15,202          12,730         8,055
  Impairment of long-term assets               5,025             --             --              --            --
  Non-recurring compensation
    arrangements                               1,812             --             --              --            --
  Writedown of inventories                       868            104             --              --            --
                                         -----------     ----------     ----------      ----------    ----------

  Income before interest, taxes,
    depreciation & amortization, unusual
    and extraordinary items                    6,258         10,158          6,577           4,625         2,427
  Depreciation and amortization                7,230          5,112          4,357           3,669         2,616
  Interest (income) expense, net                (608)        (1,307)          (431)          2,352           740
  Other (income) expense, net                    216             (4)            --              --            --
  Unusual items                                1,112            --              --             605          (467)
                                         -----------     ----------     ----------      ----------    ----------

  Income (loss) before income taxes
    and extraordinary items              $    (1,692)    $    6,357     $    2,651      $   (2,001)   $     (462)
                                         ===========     ==========     ==========      ==========    ==========

  Net income (loss)                      $    (1,060)    $    5,790     $    1,225      $   (2,001)   $     (383)
                                         ===========     ==========     ==========      ==========    ==========

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  Income (loss) before extraordinary
    items                                $      (.24)    $      .41    $       .09      $     (.49)   $     (.15)
  Net income (loss)                      $      (.24)    $      .41    $      (.07)     $     (.49)   $     (.12)
  Weighted average shares outstanding     13,327,855      8,709,303      8,299,559       4,052,325     3,093,964



(1) Due to the completion of the acquisition of BHTS on September 30, 1992, the result of such acquisition is reflected in the balance sheet data at September 30, 1992, but not in the income statement data for the year ended September 30, 1992.
(2) See discussion of fiscal year acquisitions in Item 1.

                                                                   YEARS ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------
                                               1996          1995           1994           1993          1992
                                           ------------- -------------  -------------  ------------   -----------
                                                         (in thousands, except share and per share data)
BALANCE SHEET DATA:
  Working capital                          $   29,882   $   37,284     $  37,656       $   17,787    $    3,321
  Property, plant & equipment, net             72,585       29,824        27,513           24,431        25,435
  Total assets                                163,391       88,183        78,969           51,353        40,713
  Long-term debt, net of current portion       15,422        1,047           456           10,676        19,376
  Stockholders' equity                        120,594       74,471        69,402           32,293        10,304

OTHER FINANCIAL INFORMATION:
  Capital expenditures(3)                  $    8,712   $    5,838     $   4,782       $    2,252    $      642

(3) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    In November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each preferred share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Company realized net proceeds from the offering of approximately $30,600,000. The Company utilized approximately $10,707,000 of the net proceeds to reduce its outstanding indebtedness. The remaining proceeds were used for working capital, capital expenditures to fund future growth, and for acquisitions of assets or existing businesses. At September 30, 1996, the balance of cash equivalents was approximately $13,000,000. The Company has increased debt and its credit arrangements by $17,600,000 which has primarily been utilized to finance the Wedco acquisition. Subsequent to year end, the Company refinanced approximately $10,000,000 of Wedco's debt, fixing the interest rates and extending the maturities to between seven and ten years.

    During the last three fiscal years and subsequent to September 30, 1996, ICO has acquired eleven companies, eight within the oilfield services business and three within the petrochemical processing segment (see Item 1 - "Acquisitions"). The Wedco acquisition in April 1996 was the most significant reason for the fiscal year end 1996 Balance Sheet changes.

    Capital expenditures for 1996 were $8,712,000, excluding property, plant and equipment of $42,797,000 acquired in connection with the acquisitions. These expenditures were funded through cash generated from operations and
existing cash.   Approximately 70% of the capital expenditures were incurred for new property, plant and equipment and the remaining expenditures were incurred for major repairs and enhancements of existing facilities. For fiscal 1997, capital expenditures for major repairs and enhancements of existing facilities and manufacture of equipment are planned to be approximately

$12,000,000 and are expected to be financed through cash generated from operations, existing cash and additional borrowings, as needed.

    On December 20, 1996, the Company had approximately $15,100,000 in additional borrowing capacity available under various domestic and foreign credit arrangements. The Consolidation of three petrochemical processing plants may be interpreted as an event of default under the loan agreement relating to $8,500,000 of the Company's term debt (See "Consolidation Plans" -
Item 1.) Based upon preliminary discussion with banking personnel, management believes the bank will provide the necessary consents or waivers to maintain compliance with the loan agreement.



RESULTS OF OPERATIONS


                                                               YEARS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------
    NET REVENUES (000'S)                   1996    % of Total      1995    % of Total      1994    % of Total
    -----------------------------------------------------------------------------------------------------------
    Exploration Sales and Services       $ 34,545      32       $ 34,953        40        $ 30,096      40
    Production Sales and Services          31,087      28         28,745        33          28,919      38
    Corrosion Control Services             21,591      20         20,562        23          14,549      19
    Other Sales and Services                2,167       2          3,623         4           2,406       3
                                         --------    ----       --------      ----        --------     ---
    Total Oilfield Services Revenues       89,390      82         87,883       100          75,970     100
    Petrochemical Processing               19,273      18             --        --              --      --
                                         --------    ----       --------      ----        --------     ---
    Total                                $108,663     100       $ 87,883       100        $ 75,970     100
                                         ========               ========                  ========




                                                               YEARS ENDED SEPTEMBER 30,
                                        ----------------------------------------------------------------------------------
    OPERATING PROFIT (000'S)               1996    % of Total     1995      % of Total      1994    % of Total
    ----------------------------------------------------------------------------------------------------------------------
    Oilfield Services                   $ 11,541     154       $ 12,085        100        $ 8,934      100
    Petrochemical Processing              (4,070)    (54)           --          --             --       --
                                        --------     ---       --------        ---        -------      ---
    Total Operations                       7,471     100         12,085        100          8,934      100
    General Corporate Expenses            (9,555)                (7,039)                   (6,714)
                                         -------               --------                   -------
    Total                               $ (2,084)              $  5,046                   $ 2,220
                                        ========               ========                   =======



Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

    Revenues. Revenues increased $20,780,000, or 23.6%, from the year ended September 30, 1996 to the same period in 1995. The increase was primarily the result of the Company's entry into the petrochemical processing business via the acquisitions of Wedco Technology, Inc. (April 1996) and Polymer Service, Inc. (July 1996).

    Exploration revenues decreased $408,000, or 1.2%. The decrease is primarily due to a shift in the classification of the services provided to customers within the Company's Lone Star, Texas facility. Historically, the Lone Star facility provided mostly new pipe inspection. During late fiscal year 1995, the Company began providing mostly used pipe inspection in this area. Accordingly, in fiscal year 1996, Lone

Star revenues were classified as production services revenues versus fiscal year 1995, where these revenues were included in exploration services revenues. After eliminating the effect of this reclassification, fiscal year 1996 revenues increased $1,280,000 or 3.7% versus fiscal year 1995. Demand for Exploration Services is affected by domestic drilling activity. The domestic rig count averaged approximately 762 for the year ended September 30, 1996 versus 738 during fiscal year 1995, an increase of 3.3%. In addition, the Company's exploration revenues increase in fiscal year 1996 was due in part to the full-year effect of the Spinco acquisition in June 1995.

    Production revenues increased $2,342,000, or 8.1%, primarily due to the reclassification of Lone Star, Texas revenues discussed above. The remaining revenue increase resulted from generally high oil prices in 1996 which increased the demand for Production Services. Oil prices ranged from a high of approximately $25 per barrel to a low of approximately $17 per barrel during fiscal year 1996 compared to a high of $21 and a low of $17 per barrel during 1995.

    Revenues from Corrosion Control Services increased $1,029,000, or 5.0%, in fiscal year 1996 versus 1995. The increase resulted primarily from greater demand for the Company's services in the Louisiana and West Texas Corrosion Control markets.

    Revenues from other services decreased $1,456,000, or 40.2%. Half the decrease resulted from a decline in oilfield engine sales and reconditioning revenues in Canada, due to a slowdown in oilfield activity in Western Canada. The remaining decrease was the result of recognizing an equipment sale in 1995, with no comparable sale in 1996.

    Costs and Expenses. Cost of sales and services as a percentage of net revenues increased to 68.7% during 1996 versus 68.1% for the same period in 1995. Within the oilfield service business, costs of sales and services increased to 70.3% versus 68.1% in fiscal year 1995. The gross margin decline within the oilfield services segment is due to (in order of magnitude): a softening of prices in the Houston inspection and West Texas coating markets, the recognition of a $2.1 million in product sales during 1995 which carried gross margins greater than the Company's traditional oilfield sales and services and the reclassification of certain employee expenses to cost of sales during 1996 which were recognized as sales, general and administrative expenses during fiscal year 1995. The reclassification of the employee expenses was based upon the applicable employees' job functions. The effects of lower margins in the Company's oilfield service business were partially offset by the higher margins generated by the petrochemical processing business. This business generally generates higher gross margins than the Company's oilfield services business.

    Selling, general and administration expenses increased from $17,736,000 during fiscal year 1995 to $19,996,000 during 1996. Sales, general and administrative cost as a percentage of revenues, decreased to 18.4% in 1996 versus 20.2% in 1995. These changes are primarily due to the Wedco and PSI acquisitions which increased revenues and sales, general and administrative costs, but had the effect of lowering these costs as a percentage of revenues. The Company also incurred the following lower expenses for the fiscal year 1996 versus fiscal year 1995 (in order of magnitude): lower insurance costs, lower moving expenses (primarily related to several employee relocations in 1995) and lower payroll costs due to the reclassification of certain employee costs explained above. These lower costs were offset by $490,000 in expenses relating to litigation costs incurred in 1996. The $490,000 in costs relate to litigation reserves established because, during the fourth quarter and subsequent to year-end, management determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be reasonably estimated.

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The new statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is performed using the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, compared to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. Management accumulated cash flow information at the lowest asset grouping levels for which there were identifiable cash flows. These levels were represented by separate operating locations. Based on the data, the Company's adoption of SFAS No. 121 during fiscal year 1996, resulted in a write-down of long-lived assets of $5,025,000. The SFAS No. 121 write-down related entirely to the Wedco facilities which, during the fourth quarter of 1996, management decided to close in fiscal year 1997 (see "Consolidation Plans" - Item 1). More than two-thirds of the write-down reduced the carrying value of Goodwill created by the April 1996 acquisition of Wedco Technology, Inc. The remaining charge related to machinery and equipment within the facilities to be closed.

    Charges of $1,812,000 related to previous acquisitions made by the Company. Most of the expense consists of severance and consulting fee obligations, resulting from the Wedco acquisition. During the fourth quarter of 1996, management determined these expenses would not benefit the Company in the future. Inventory writedowns of $868,000 consisted of a reduction in the carrying value of inventory, within the oilfield service operations, which partially related to the 1992 Baker Hughes Tubular Services acquisition.

    Depreciation and amortization increased from $5,112,000 for the year ended September 30, 1995 to $7,230,000 for the year ended September 30, 1996. The increase was primarily due to increases in property, plant and equipment and goodwill due to the Wedco acquisition as well as capital expenditures made during the year.

    Net interest income decreased from $1,307,000 in 1995 to $608,000 during the fiscal year ended September 30, 1996. This change resulted from the debt assumed in connection with the Wedco acquisition, a lower average cash balance and lower yields on the Company's high-quality commercial paper portfolio.

    Unusual Items. In 1996 the Company incurred $1,112,000 in non-recurring litigation charges. During the fourth quarter and subsequent to year-end, management determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be reasonably estimated. Approximately 85% of the charge relates to the settlement of the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services, Inc. in September, 1992. (See "Legal Proceedings" - Item 3).


    Provision (Benefit) for Income Taxes. The Company decreased its valuation allowance through the fiscal year 1996 provision to reflect its ability to benefit from temporary differences. In connection with the purchase price accounting for the Wedco acquisition, the Company reversed the remaining valuation allowance against net tax assets expected to be realized, resulting in a decrease of acquired goodwill. As a result of the reversal of the valuation allowance, provisions for income taxes in future years will increase as a percentage of net income and will be greater than the Company's effective tax rate. See the income tax footnote to the fiscal year 1996 financial statements for the detail of temporary differences between income for financial reporting purposes and income for federal income tax purposes.

    The Company has for tax return purposes $6,306,000 and $1,078,000 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008 and $1,532,000 in investment, alternative minimum and other tax credit carryforwards. All of the tax credits are expected to expire unused except $104,000 in alternative minimum tax credits, which have no expiration.

    Operating Income. Operating Income (Loss) decreased from $5,046,000 for the year ended September 30, 1995 to ($2,084,000) for the year ended September 30, 1996. The decrease is due to the changes in revenues, selling, general and administrative, depreciation and amortization and unusual items during fiscal year 1996 versus 1995 as explained above.

    Net income. For the year ended September 30, 1996, the Company had a net loss of $1,060,000 as compared to net income of $5,790,000 for the year ended September 30, 1995 due to the factors described above.


Year Ended September 30, 1995 Compared to Year Ended September 30, 1994

    Revenues. Revenues increased $11,917,000 or 16% from the year ended September 30, 1994 to the same period in 1995. Exploration revenues increased $4,857,000 or 16% from the year ended September 30, 1994 to the same period in 1995. Demand for Exploration services was affected by domestic drilling activity. The domestic rig count averaged approximately 738 for the year ended September 30, 1995 compared to an average of approximately 785 for the year ended September 30, 1994. The adverse impact of the lower domestic rig count, however, was more than offset by the Company's increased success in providing in-plant, new pipe inspection services to steel mill and processing customers.

    Production revenues decreased $174,000 or less than 1% from the year ended September 1994 to the same period in 1995. Demand for these services was affected by changes in oil prices which remained relatively stable in 1995 versus 1994. Oil prices ranged from a high of approximately $21 per barrel to a low of approximately $17 per barrel for the year ended September 30, 1995 compared to a high of approximately $21 per barrel to a low of approximately $14 per barrel for the year ended September 30, 1994. The impact of fiscal year 1994 acquisitions of Frontier, Kebco and Shearer had a positive impact on production revenues. The effect of the acquisitions, however, was offset by a temporary decline in services in the Oklahoma and Wyoming markets. The decrease in California was the result of production delays following the relocation of the Company's operating facility to Bakersfield, California, from The City of Industry, California.

    Revenues from Corrosion Control services increased $6,013,000 or 41% from the year ended September 1994 to the same period in 1995. The increase was due to the full year effect of the April 1994 Permian acquisition and an increased demand for the Company's corrosion control services at all of its facilities.

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

    Selling, general and administrative expenses increased from $15,202,000 for the year ended September 30, 1994 to $17,736,000 for the year ended September 30, 1995. The change is due to increased sales activity, the 1994 acquisitions of TUC, Shearer, Permian and Frontier and the 1995 acquisitions of B&W and Spinco. Selling, general and administrative costs as a percentage of revenues have remained relatively consistent for the fiscal year ended September 30, 1994 as compared to the same period in 1995.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                 P A R T    III


Items 10, 11, 12 and 13 of Part III are incorporated by reference into the Registrant's Proxy Statement for its 1997 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                 P A R T     IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b) Reports on Form 8-K: 8-KA filed July 15, 1996 regarding the acquisition of Wedco Technology, Inc.

(c) Exhibits Required by Item 601 of S-K:

    (1) The following exhibits are filed as a separate section of this Form 10-K Annual Report:

         10 Loan Agreement dated April 17, 1996 between the Registrant and Bank of America Texas, N.A.

         11      Statement re Computation of Per Share Earnings

         21      Subsidiaries of the Registrant

         23(a)   Consent of Price Waterhouse LLP

         23(b)   Consent of Coopers and Lybrand L.L.P.

         27      Financial Data Schedule

    (2)  The following exhibits are incorporated herein by reference:

         2 Merger Agreement dated December 8, 1995, as amended, among ICO, Inc., W Acquisition Corp. and Wedco Technology, Inc. (Annex A of Registrant's Registration Statement Number 333-00831 on Form S-4)

         3(i) Articles of Incorporation of Registrant, as amended. (Exhibit 4 to Registrant's Form S-3 dated September 13, 1993)

         3(ii) Bylaws of Registrant, as amended (incorporated by reference to Registrant's 10-Q for the quarter ended June 30, 1996)

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

         10(a) ICO, Inc. Tax Credit Employee Stock Ownership Plan, as amended.

         10(b) ICO, Inc. 1985 Stock Option Plan, as amended. (Exhibit B to Registrant's definitive proxy statement dated April 27, 1987 for the Annual Meeting of Shareholders)

         10(c) Agreement for the purchase and sale of all of the outstanding shares of capital stock of Baker Hughes Tubular Services, Inc. and certain related non-U.S. assets by and between ICO, Inc. and Baker Hughes, Incorporated. (Exhibit 2(a) to Registrant's Form 8-K Current Report dated September 30, 1992)

         10(d) 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc., as amended and restated (Exhibit B to Registrant's definitive proxy statement dated August 29, 1996 for the annual Meeting of Shareholders)

         10(e) ICO, Inc. 1994 Stock Option Plan (Exhibit A to Registrant's definitive proxy statement dated June 24, 1994 for the Annual Meeting of Shareholders)

         10(f) ICO, Inc. 1995 Stock Option Plan (Exhibit A to Registrant's definitive proxy statement dated August 10, 1995 for the Annual Meeting of Shareholders)

         10(g) ICO, Inc. 1996 Stock Option Plan (Exhibit A to Registrant's definitive proxy statement dated August 29, 1996 for the Annual Meeting of Shareholders)

(d) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ICO, Inc.

                                      By:        /s/ SYLVIA A. PACHOLDER
                                         --------------------------------------
                                              Sylvia A. Pacholder, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                      Date:     December 27, 1996

    Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE AND TITLE                DATE
                   -------------------                ----

           /s/   SYLVIA A. PACHOLDER                  December 27, 1996
-----------------------------------------------
    Sylvia A. Pacholder, President and
         Chief Executive officer
       (Principal Executive Officer)


          /s/    ASHER O. PACHOLDER                   December 27, 1996
-----------------------------------------------
   Asher O. Pacholder, Chairman of the Board
         and Chief Financial Officer
          (Principal Financial Officer)


         /s/      JON C. BIRO                         December 27, 1996
-----------------------------------------------
          Jon C. Biro, Senior Vice President
               and Treasurer
       (Principal Accounting Officer)


         /s/    ROBIN E. PACHOLDER                    December 27, 1996
-----------------------------------------------
 Robin E. Pacholder, Senior Vice President
               and General Counsel


         /s/    WILLIAM E. CORNELIUS                  December 27, 1996
---------------------------------------------
        William E. Cornelius, Director

         /s/   JAMES E. GIBSON                        December 27, 1996
----------------------------------------------
        James E. Gibson, Director


         /s/    WALTER L. LEIB                        December 27, 1996
----------------------------------------------
         Walter L. Leib, Director


         /s/     WILLIAM J. MORGAN                    December 27, 1996
----------------------------------------------
        William J. Morgan, Director


         /s/     GEORGE S. SIRUSAS                    December 27, 1996
----------------------------------------------
         George S. Sirusas, Director


         /s/    JOHN F. WILLIAMSON                    December 27, 1996
----------------------------------------------
          John F. Williamson, Director


        /s/ WILLIAM E. WILLOUGHBY                     December 27, 1996
------------------------------------------
     William E. Willoughby, Director

                           ICO, INC. AND SUBSIDIARIES

                                   FORM 10-K

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULE





The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         Financial Statements:                                            PAGE

         Report of Independent Accountants  . . . . . . . . . . . . . . .  F-2

         Consolidated Balance Sheet at September 30, 1996 and 1995  . . .  F-3

         Consolidated Statement of Operations for the three years ended
         September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .  F-4

         Consolidated Statement of Cash Flows for the three years ended
         September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .  F-5

         Consolidated Statement of Stockholders' Equity for the three years ended September 30, 1996 . . . . . . . . . . . . . . . . .  F-6

         Notes to Consolidated Financial Statements . . . . . . . . . . .  F-8





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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 15 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Due to a change in circumstances pursuant to this statement, the Company recognized a charge of $5,025,000 for the year ended September 30, 1996.





PRICE WATERHOUSE LLP

Houston, Texas
December 20, 1996

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                        SEPTEMBER 30,
                                                                         ---------------------------------------------
                                                                                 1996                    1995
                                                                         ------------------       --------------------
ASSETS
Current assets:
    Cash and equivalents                                                    $   13,414,000             $  24,991,000
    Trade receivables (less allowance for doubtful accounts of
         $972,000 and $828,000, respectively)                                   25,279,000                18,050,000
    Inventories                                                                  7,556,000                 4,873,000
    Income tax receivable                                                           16,000                        --
    Deferred tax asset - current                                                 4,052,000                        --
    Prepaid expenses and other                                                   3,023,000                 2,035,000
                                                                            --------------             -------------
         Total current assets                                                   53,340,000                49,949,000
                                                                            --------------             -------------

Property, plant and equipment, at cost                                         126,170,000                83,461,000
    Less - accumulated depreciation and amortization                           (53,585,000)              (53,637,000)
                                                                            --------------             -------------
                                                                                72,585,000                29,824,000
Other assets:
    Goodwill (less accumulated amortization of
         $4,039,000 and $196,000, respectively)                                 29,915,000                 4,474,000
    Deferred tax asset                                                                 --                  1,633,000
    Investment in joint ventures                                                 4,619,000                      --
    Other                                                                        2,932,000                 2,303,000
                                                                            --------------             -------------
                                                                            $  163,391,000             $  88,183,000
                                                                            ==============             =============

L I A B I L I T I E S   A N D  S T O C K H O L D E R S'   E Q U I T Y
Current liabilities:
    Short term borrowings and current portion of long-term debt             $    3,880,000             $     635,000
    Accounts payable                                                             8,538,000                 5,622,000
    Accrued insurance                                                            1,613,000                 1,731,000
    Accrued salaries and wages                                                   2,001,000                 1,351,000
    Accrued litigation costs                                                     2,071,000                   500,000
    Income taxes payable                                                              --                   1,209,000
    Accrued expenses                                                             5,355,000                 1,617,000
                                                                            --------------             --------------
         Total current liabilities                                              23,458,000                12,665,000

Deferred income taxes                                                            1,648,000                        --
Long-term liabilities                                                            2,269,000                        --
Long-term debt, net of current portion                                          15,422,000                 1,047,000
                                                                            --------------             -------------
         Total liabilities                                                      42,797,000                13,712,000
                                                                            --------------             -------------

Stockholders' equity:
    Preferred stock, without par value - 500,000 shares authorized;
      322,500 shares issued and outstanding with a liquidation
      preference of $32,250,000                                                     13,000                    13,000
    Common Stock, without par value - 50,000,000 shares authorized;
      19,682,494 and 8,883,911 shares issued and outstanding, respectively      35,822,000                35,042,000
    Additional paid-in capital                                                 102,429,000                56,106,000
    Cumulative translation adjustment                                               32,000                   (48,000)
    Accumulated deficit                                                        (17,702,000)              (16,642,000)
                                                                            --------------             -------------
                                                                               120,594,000                74,471,000
                                                                            --------------             -------------
Commitments and contingencies (see Note 13)
                                                                            $  163,391,000             $  88,183,000
                                                                            ==============             =============

   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------
                                                          1996                   1995                  1994
                                                     --------------        ---------------        ---------------
Revenues:
    Oilfield sales and services                      $   89,390,000        $    87,883,000        $    75,970,000
    Petrochemical processing sales and services          19,273,000                     --                     --
                                                     --------------        ---------------        ---------------
Total net revenues                                      108,663,000             87,883,000             75,970,000
                                                     --------------        ---------------        ---------------
Cost and expenses:
    Cost of sales and services                           74,704,000             59,885,000             54,191,000
    Selling, general and administrative                  19,996,000             17,736,000             15,202,000
    Depreciation and amortization                         7,230,000              5,112,000              4,357,000
    Impairment of long-term assets                        5,025,000                     --                     --
    Non-recurring compensation arrangements               1,812,000                     --                     --
    Non-recurring litigation charges                      1,112,000                     --                     --
    Writedown of inventories                                868,000                104,000                     --
                                                     --------------        ---------------        ---------------
                                                        110,747,000             82,837,000             73,750,000
                                                     --------------        ---------------        ---------------
Operating income (loss)                                  (2,084,000)             5,046,000              2,220,000
                                                     --------------        ---------------        ---------------
Other income and expense:
    Interest income                                       1,277,000              1,424,000                902,000
    Interest expense                                       (669,000)              (117,000)              (471,000)
    Equity in income of joint ventures                       80,000                     --                     --
    Gain (loss) on sale of fixed assets                    (313,000)                 4,000                     --
    Other                                                    17,000                     --                     --
                                                     --------------        ---------------        ---------------
Income (loss) before taxes and extraordinary item        (1,692,000)             6,357,000              2,651,000
Provision (benefit) for income taxes                       (632,000)               567,000                 55,000
                                                     --------------        ---------------        ---------------
Income (loss) before extraordinary item                  (1,060,000)             5,790,000              2,596,000
Extraordinary item - loss on repayment of debt                   --                     --             (1,371,000)
                                                     --------------        ---------------        ---------------
Net income (loss)                                    $   (1,060,000)       $     5,790,000        $     1,225,000
                                                     ==============        ===============        ===============
Earnings (loss) applicable to common
  and common equivalent shares:
    Income (loss) before extraordinary item          $         (.24)       $           .41        $           .09
    Extraordinary item                                           --                     --                   (.16)
                                                     --------------        ---------------        ---------------
    Net income (loss)                                $         (.24)       $           .41        $          (.07)
                                                     ==============        ===============        ===============
    Weighted average common and common
      equivalent shares outstanding                      13,327,855              8,709,303              8,299,559
                                                     ==============        ===============        ===============



   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------------------------------
                                                                  1996                   1995                  1994
                                                             --------------        ---------------        ---------------
Cash flows from operating activities:
    Net income (loss)                                        $  (1,060,000)         $   5,790,000          $   1,225,000

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                7,230,000              5,112,000              4,357,000
    Loss on extinguishment of debt                                      --                     --              1,371,000
    Loss on disposition of property, plant, and equipment          313,000                 (4,000)                    --
    Writedown for impairment of long-term assets                 5,025,000                     --                     --
    Writedown of inventories                                       868,000                104,000                     --
    Equity in income of joint ventures                             (80,000)                    --                     --
    Changes in assets and liabilities, net of the effects
      of business acquisitions:
         Receivables                                              (179,000)            (3,279,000)            (1,067,000)
         Inventories                                            (2,062,000)               193,000               (515,000)
         Prepaid expenses and other assets                       1,604,000               (340,000)              (302,000)
         Deferred taxes                                         (1,661,000)            (1,634,000)                    --
         Accounts payable                                          953,000                400,000                (51,000)
         Accrued expenses                                          159,000              2,687,000               (272,000)
                                                             -------------          -------------          -------------

         Total adjustments                                      12,170,000              3,239,000              3,521,000
                                                             -------------          -------------          -------------

      Net cash provided by operating activities                 11,110,000              9,029,000              4,746,000
                                                             -------------          -------------          -------------

Cash flows from investing activities:
    Capital expenditures                                        (8,712,000)            (5,838,000)            (4,782,000)
    Acquisitions, net of cash acquired                          (5,953,000)              (939,000)            (3,194,000)
    Dispositions of property, plant and equipment                  199,000                137,000                533,000
                                                             -------------          -------------          -------------

      Net cash used for investing activities                   (14,466,000)            (6,640,000)            (7,443,000)
                                                             -------------          -------------          -------------

Cash flows from financing activities:
    Net proceeds from sale of stock                                474,000                622,000             31,418,000
    Payment of dividend on preferred stock                      (2,178,000)            (2,176,000)            (1,826,000)
    Payment of dividend on common stock                         (2,830,000)                    --                     --
    Additional debt                                                491,000                142,000                     --
    Reductions of debt                                          (4,178,000)              (749,000)           (11,582,000)
                                                             -------------          -------------          -------------

      Net cash provided by (used for) financing activities      (8,221,000)            (2,161,000)            18,010,000
                                                             -------------          -------------          -------------

Net increase (decrease) in cash and equivalents                (11,577,000)               228,000             15,313,000

Cash and equivalents at beginning of year                       24,991,000             24,763,000              9,450,000
                                                             -------------          -------------          -------------

Cash and equivalents at end of year                          $  13,414,000          $  24,991,000          $  24,763,000
                                                             =============          =============          =============
Supplemental Disclosures of Cash Flow Information:
    Cash received (paid) during the period for:
         Interest received                                   $   1,278,000          $   1,430,000          $    805,000
         Interest paid                                            (688,000)              (127,000)             (710,000)
         Income taxes paid                                      (2,709,000)              (992,000)                   --


   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                        COMMON STOCK          ADDITIONAL     CUMULATIVE
                                   PREFERRED      ------------------------      PAID-IN      TRANSLATION   ACCUMULATED
                                     STOCK          SHARES       AMOUNT         CAPITAL      ADJUSTMENT      DEFICIT
                                  ----------      ---------    -----------    -----------    -----------   ------------
Balance at September 30, 1993             --      7,298,077    $26,431,000    $26,119,000    $  (1,000)    $(20,256,000)

  Issuance of shares in
     connection with acquisitions         --        832,894      5,550,000             --           --               --
  Issuance of shares in
     connection with the exercise
     of warrants                          --        349,143      1,095,000             --           --               --
  Issuance of shares in
     connection with the exercise
     of employee stock options            --         32,680        124,000             --           --               --
  Issuance of shares to the ICO
     Employee Stock Ownership Plan        --         38,780        194,000             --           --               --
  Issuance of 322,500 shares of
     convertible Exchangeable
     Preferred Stock              $   13,000             --             --     30,588,000           --               --
  Convertible Exchangeable
     Preferred Stock Dividend             --             --             --       (601,000)          --       (1,225,000)
  Translation adjustment                  --             --             --             --      (52,000)              --
  Net income                              --             --             --             --           --        1,225,000
                                  ----------      ---------    -----------    -----------    ----------    ------------
Balance at September 30, 1994         13,000      8,551,574     33,394,000     56,106,000      (53,000)     (20,256,000)


  Issuance of shares in
     connection with acquisitions         --        161,550        843,000             --           --               --
  Issuance of shares in
     connection with the exercise
     of employee stock options            --        133,330        622,000             --           --               --
  Issuance of shares to the ICO
     Employee Stock Ownership Plan        --         37,457        183,000             --           --               --
  Convertible Exchangeable
     Preferred Stock Dividend             --             --             --             --           --       (2,176,000)
  Translation adjustment                  --             --             --             --        5,000               --
  Net income                              --             --             --             --           --        5,790,000
                                  ----------      ---------    -----------    -----------    ----------    ------------
Balance at September 30, 1995         13,000      8,883,911     35,042,000     56,106,000      (48,000)     (16,642,000)





   The accompanying notes are an integral part of these financial statements.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CON'T.)



                                                        COMMON STOCK          ADDITIONAL     CUMULATIVE
                                   PREFERRED      ------------------------      PAID-IN      TRANSLATION   ACCUMULATED
                                     STOCK          SHARES       AMOUNT         CAPITAL      ADJUSTMENT      DEFICIT
                                  ----------      ---------    -----------   ------------    -----------   ------------
Balance at September 30, 1995     $   13,000      8,883,911    $35,042,000   $ 56,106,000    $ (48,000)    $(16,642,000)

  Issuance of shares in
     connection with acquisitions         --     10,664,435        107,000     51,331,000           --               --
  Issuance of shares in
     connection with the exercise
     of warrants                          --         20,000        100,000             --           --               --
  Issuance of shares in
     connection with the exercise
     of employee stock options            --         79,499        374,000             --           --               --
  Issuance of shares to the ICO
     Employee Stock Ownership Plan        --         34,649        199,000             --           --               --
  Convertible Exchangeable
     Preferred Stock Dividend             --             --             --     (2,178,000)          --               --
  Common Stock Dividend                   --             --             --     (2,830,000)          --               --
  Translation adjustment                  --             --             --             --       80,000               --
  Net income                              --             --             --             --           --       (1,060,000)
                                  ----------     ----------    -----------   ------------    ----------    ------------

Balance at September 30, 1996     $   13,000     19,682,494    $35,822,000   $102,429,000    $  32,000     $(17,702,000)
                                  ==========     ==========    ===========   ============    =========     ============




   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         JOINT VENTURES - Joint ventures included in the Company's financial statements, as of September 30, 1996, are: Micronyl-Wedco S.A., a size-reduction and custom compounding company with locations in Beaucaire and Montereau, France, 50% owned by Wedco Europe B.V.; and WedTech, Inc., a size-reduction and custom compounding company which is 50% owned by the Company and has production facilities in Brantford, Ontario, and Calgary, Alberta, Canada, as well as a research and development facility in Dewey, Oklahoma. The investment in Micronyl-Wedco S.A. is accounted for under the equity method. Under the equity method, investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses. Due to the legal action against WedTech, Inc., management no longer exercises influence over WedTech, Inc. and, accordingly, the equity method has not been applied for the period ended September 30, 1996. The application of the equity method will be further reviewed as the circumstances surrounding this joint venture investment change.

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States. Through its wholly owned subsidiaries, Wedco Technology and Polymer Service, the Company serves the petrochemical industry by providing customers with size-reduction and other related services for heat sensitive thermo-plastic materials and also manufactures certain machinery used for those services. The Company operates in the petrochemical industry in the United States, Europe and Canada. The Company operates in Europe through Wedco Europe B.V., the holding company for Wedco Technology's foreign operations.

         REVENUE AND RELATED COST - The Company generally recognizes revenue upon completion of its services and related expenses are generally recognized
as incurred.   For product and machinery sales, revenues and related expenses are recognized when title is transferred, generally when the products are shipped.

         INVENTORIES - Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method with the exception of certain spare part inventories used in the petrochemical processing business which are stated at the lower of cost or market, cost determined using the last-in first-out method.

         CASH AND EQUIVALENTS - The Company considers all highly-liquid debt securities with a maturity of three months or less when purchased to be cash equivalents.

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

             CLASSIFICATION                            YEARS
             --------------                            -----
             Site improvements . . . . . . . . . . . .  2-25
             Buildings . . . . . . . . . . . . . . . .  2-25
             Machinery and equipment . . . . . . . . .  2-15
             Transportation equipment  . . . . . . . .  2-10

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

    GOODWILL - The excess purchase price over fair value of net tangible assets, goodwill, is being amortized on a straight-line basis over 40 years. The goodwill amortization charged against earnings in 1994, 1995 and 1996 was $67,000, $129,000 and $456,000, respectively.

    PATENTS AND LICENSES - The cost of patents, patent rights and license agreements is generally amortized over the remaining legal lives of the patents or agreements on a straight-line basis, averaging approximately ten years. Total accumulated amortization associated with such patents and agreements at September 30, 1995 and 1996 was $1,267,000 and $1,335,000, respectively.

    ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS - As discussed in Note 15, the Company reviews property, plant and equipment, goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

    FOREIGN CURRENCY TRANSLATION - Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the periods presented.

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

    INCOME TAXES - The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Investment tax credits are recognized using the flow-through methods, whereby, in the year available for utilization, they are applied as a reduction of income tax expense. Deferred income taxes are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with existing differences between financial accounting and tax bases of assets and liabilities. This method also gives immediate effect to changes in income tax laws upon enactment. Deferred income tax expense is derived from changes in deferred income taxes on the balance sheet.

    EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is based on earnings
(loss) applicable to common shareholders and is computed using the weighted average number of common and common equivalent shares outstanding during the year including stock options and warrants which may have a dilutive effect. Outstanding options, warrants and Exchangeable Preferred Stock had no material dilutive effect for the three years ended September 30, 1996.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term debt was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term debt approximates the carrying amount as of September 30, 1996.

    RECLASSIFICATION - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.


NOTE 2 - ACQUISITIONS

1994 ACQUISITIONS

    In April 1994, the Company acquired all of the outstanding capital stock of Permian Enterprises, Inc. ("Permian") located in Midland, Texas, for $2,498,000 consisting of 399,600 shares of the Company's common stock. As part of this transaction, the Company funded a pre-acquisition dividend to Permian shareholders by making a $2,100,000 loan to Permian. Permian provides cement and fiberglass lining for tubing and casing.

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

    In November 1993, the Company acquired substantially all of the property, plant and equipment of Tubular Ultrasound Corporation, Inc. ("TUC"), a pipe-inspection company, located in Houston, Texas for a total consideration of $1,100,000 consisting of 105,000 shares of the Company's common stock and the payment of $170,000 of TUC indebtedness.


1995 ACQUISITIONS

    In June 1995, the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA "Spinco") for a $490,000 note and 94,884 shares of ICO common stock. Spinco is a Louisiana corporation that provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area.

    In March 1995, the Company acquired substantially all of the operating assets, excluding real estate, of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $671,000, consisting of approximately $629,000 cash and a $42,000 note.

    In October 1994, the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for approximately $745,000, consisting of $395,000 cash and 66,666 shares of ICO common stock. B&W is a Texas corporation that designs and manufactures parts and components for nondestructive testing and inspection of equipment for use in the tubular market.

1996 ACQUISITIONS

    In July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana (collectively referred to as "Polymer Service"). The consideration paid consisted of 431,826 shares of ICO common stock, $1,984,000 in cash (including transaction expenses) and the assumption of $2,073,000 in liabilities. These companies provide size reduction, compounding and related processing services for the petrochemical industry.

    In April 1996, the Company acquired Wedco Technology, Inc. Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The consideration paid consisted of 10,232,609 ICO common shares, $4,637,000 in cash (including transaction fees and expenses) and the assumption of $29,947,000 in total liabilities. As part of the transaction, the Company and Wedco's former Chairman, President and Chief Executive Officer entered into a consulting agreement and top management of Wedco executed non-competition agreements. The acquisition also had an effect on the Company's valuation allowance against net deferred tax assets (See Note 10 - Income Taxes).

    In March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for $203,000 cash (including transaction expenses) and the assumption of $125,000 in liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the Gulf Coast area.

    All acquisitions were accounted for under the purchase method of accounting.

    The following unaudited pro forma information includes the acquisition for the period in which the transaction occurred and the immediately preceding period. All acquisitions made during the three years ended September 30, 1996 are included, with the exception of the Rainbow purchase, which is considered immaterial.


                                                        YEARS ENDED SEPTEMBER 30,
                                                1996               1995              1994
                                            -------------      -------------     --------------
Revenues                                    $ 136,877,000      $ 138,838,000     $   84,394,000
Income (loss) before extraordinary item        (1,250,000)         7,344,000          3,761,000
Net income (loss) earnings applicable to
   common and common equivalent share       $        (.17)     $         .27     $          .23



NOTE 3 - INVENTORIES

    Inventories at September 30 consisted of the following:

                                               1996             1995
                                           -----------       -----------
    Finished goods                         $ 3,220,000       $ 1,941,000
    Raw materials and work in process        4,336,000         2,932,000
                                           -----------       -----------

                                           $ 7,556,000       $ 4,873,000
                                           ===========       ===========



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consisted of the following at September 30:

                                               1996             1995
                                           ------------      -----------
    Land and site improvements             $ 24,034,000      $19,133,000
    Buildings                                22,374,000       10,171,000
    Machinery and equipment                  72,335,000       46,228,000
    Transportation equipment                  2,187,000        2,389,000
    Leasehold improvements                    1,797,000        1,668,000
    Construction in progress                  3,443,000        3,872,000
                                           ------------      -----------

                                           $126,170,000      $83,461,000
                                           ============      ===========


Depreciation expense was $6,634,000, $4,908,000 and $4,290,000 for the three years ended September 30, 1996, respectively.

NOTE 5  - LONG-TERM DEBT                                                         1996                 1995
                                                                              ----------           ----------
 Long-term  debt at  September  30,  1996 and  1995 consists  of  the following:

 Various secured loan  agreements collateralized by certain assets of the  Company and  containing restrictions  relating to,  among other
 things,  additional   borrowings,  selling  assets   except  in  the
 ordinary  course of  business, and investments  or guarantees.   The
 loan agreements carry  various maturities and interest rates ranging
 from 7.0% to 12.5%.                                                          $1,592,000           $1,192,000

 Long-term debt incurred  with the acquisition of Spinco  which bears
 interest at 5% and is due January 1997.                                         523,000              490,000

 Domestic 7.0% fixed-rate  term loan, payable in monthly installments of principal and interest in  the amount of $75,281 through May 2002 at  which  time  a  final  installment  of  remaining principal  and
 interest is due.                                                              4,175,000                  --

 Domestic floating-rate  term  loan  payable in  ninety-five  monthly principal  installments  of  $21,053 plus  interest  at the  lending bank's base rate plus  0.25%, (8.5% at September  30, 1996), with  a final principal payment of approximately $2.8 million due on May  1,
 2002.                                                                         4,189,000                  --

 Domestic mortgage loan  payable in monthly principal installments of
 a  varying  amount  through   September  1999,  at  which  time  the
 remaining principal balance is due.  Interest is payable monthly  at
 a  variable  rate,  (8.0% at  September  30, 1996).    This  loan is
 collateralized  by a mortgage on certain domestic property which has
 a net book value of $1,255,000 at September 30, 1996.                         1,411,000                  --

 Mortgage   loan  payable   of  the  Company's   British  subsidiary,
 collateralized  by  a  mortgage  on  all  of  the  assets  of   that
 subsidiary  as well  as  a  keepwell letter  duly signed  by  Wedco.
 Principal  payment on the  loan amounts to $13,044  at September 30,
 1996 exchange rates and  is payable in monthly installments  through
 June 2006.  Interest is payable monthly at a fixed rate of 8.90%.             1,527,000                  --

                                                                                1996                  1995
                                                                             -----------           ----------
 Mortgage  loan   payable   of   the  Company's   Dutch   subsidiary,
 collateralized  by   mortgages  on  certain  fixed   assets  of  the
 subsidiary  up to  Dfl 4,000,000  ($2,336,000 at September  30, 1996
 exchange  rates) which  have  a  net book  value  of  $3,188,000  at
 September 30, 1996 exchange rates  as well as a keepwell letter duly
 signed by Wedco.   Principal payment on the loan  amounts to $59,303
 at  September 30, 1996  exchange rates  and is  payable in quarterly installments.  Interest  is payable  in quarterly installments at  a
 fixed rate of 7.20%.                                                          2,313,000                   --

 Mortgage   loans  payable   of  the   Company's   Dutch  subsidiary,
 collateralized  by   mortgages  on  certain  fixed   assets  of  the
 subsidiary  up to Dfl  2,350,000 ($1,460,000  at September  30, 1996
 exchange  rates) which  have  a  net book  value  of  $1,750,000  at
 September 30, 1996 exchange rates as well as  a keepwell letter duly signed by  Wedco.  Principal payments on these  loans are $87,585 at
 September 30, 1996  exchange rates  and are  payable in  semi-annual
 and  annual  installments,  respectively.   Interest  is payable  in
 quarterly installments at a fixed rate of 6.80%.                              1,927,000                   --
                                                                             -----------           ----------
 Total                                                                        17,657,000            1,682,000

 Less current maturities                                                       2,235,000              635,000
                                                                             -----------           ----------
 Long-term debt less current maturities                                      $15,422,000           $1,047,000
                                                                             ===========           ==========


    Effective October 1, 1996, the Company converted the domestic floating rate mortgage loan, with a balance of $1,411,000 at September 30, 1996, into a 9.2% fixed rate loan with monthly payments of principal and interest of $18,026 through October 1, 2006.

    Effective October 28, 1996, the Company consolidated its domestic fixed and variable term loans which total $8,364,000 at September 30, 1996, into a new $8,577,000 fixed rate (8%) term loan with monthly payments of principal and interest of $83,123 through November 1, 2003 plus a final balloon payment. The loan is collateralized by certain real estate of Wedco.

    Maturities of the debt (including the effect of the refinancing transactions made subsequent to September 30, 1996), are as follows:


             YEARS ENDED
            SEPTEMBER 30,                          AMOUNTS
            -------------                          -------
               1997                             $ 2,235,000
               1998                               1,107,000
               1999                               1,143,000
               2000                               1,170,000
               2001                               1,195,000
            Thereafter                           11,020,000

NOTE 6  - CREDIT ARRANGEMENTS

    As of September 30, 1996, the Company also maintains the following credit arrangements with several lending institutions:

    In April 1996, the Company established a $15 million revolving line of credit to be repaid on or before the facility's expiration date of April 17, 1998. Borrowings under the line of credit bear interest at prime or Libor + 1.25%. As of September 30, 1996, there were no borrowings under this credit facility.

    The Company maintained two domestic lines of credit through its wholly owned subsidiary, Wedco Technology, Inc., which totaled $7 million. Borrowings under these facilities bore interest at the lending bank's base rate with various repayment dates. As of September 30, 1996, there were no outstanding borrowings under these credit facilities. Subsequent to year end, the lines of credit were reduced to one which totals $500,000.

    The Company maintains several foreign lines of credit through its wholly owned subsidiary, Wedco Technology, Inc. These facilities totaled $4,592,000 at September 30, 1996 current exchange rates. The facilities are collateralized by certain assets of the foreign subsidiaries. All the facilities can be repaid at the Company's discretion. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet totaled $1,645,000 at September 30, 1996 exchange rates.

    The weighted average interest rates charged on short-term borrowings under the Company's various credit facilities during the fiscal year ended September 30, 1996 was 6.61%.


NOTE 7  -  INVESTMENT IN JOINT VENTURES

    On February 16, 1996, Wedco commenced legal action against WedTech, Inc., a Canadian corporation, which is owned 50% by Wedco and 50% by Polyvector Corporation, a Canadian corporation, which is also a defendant in the action. The Company alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants. The defendants have also filed counterclaims in the action alleging that ICO and Wedco have breached the shareholders' agreement. Due to the circumstances, including this current litigation, management no longer exercises influence over WedTech and, accordingly, the equity method has not been applied for the five month period ended September 30, 1996. The application of the equity method will be further reviewed as the circumstances surrounding this joint venture investment change.


NOTE 8  - PREFERRED STOCK

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


NOTE 9  - STOCK OPTION PLANS AND COMMON STOCK WARRANTS

    The ICO, Inc. 1985 Stock Option Plan provided for the grant of options to purchase an aggregate of 310,000 shares of the Company's common stock during the ten-year period commencing January 2, 1985. The ICO, Inc. 1993 Non-employee Directors Stock Option Plan provides for the grant of options to purchase an aggregate of 80,000 shares of the Company's common stock during the ten-year period commencing June 16, 1993. The 1993 Non-employee Directors Stock Option Plan was amended, effective October 7, 1996, to increase the aggregate shares available for grant to 160,000. The ICO, Inc. 1994 Stock Option Plan provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten-year period commencing July 1, 1994. The ICO, Inc. 1995 Stock Option Plan ("1995 Plan") provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten year period commencing August 15, 1995. Shares of common stock are reserved for grant to certain officers, key employees and non-employee Directors at a price not less than 100% of the fair
market value of the stock at the date of grant.   There were 55,400, 49,700 and
101,775 shares available for grant at September 30, 1996, 1995 and 1994, respectively. The following is a summary of stock option activity for the three years ended September 30:

                                                                     1996             1995              1994
                                                                   --------         --------          -------
    Options outstanding at beginning of year                        486,562          213,041          215,772
    Options granted                                                 469,600          469,550           44,000
    Options exercised                                               (79,499)        (128,844)         (32,680)
    Options canceled or expired                                    (103,027)         (67,185)         (14,051)
                                                                   --------         --------          -------

    Options outstanding at end of year                              773,636          486,562          213,041
                                                                   ========         ========          =======

    Price range of options granted                              $4.88 -  6.88     $4.75 -  6.13    $5.75 -  8.25
    Price range of options exercised                            $3.75 -  5.75     $3.75 -  5.75    $3.75 -  5.00
    Price range of options outstanding at end of year           $3.75 - 12.20     $3.75 - 12.20    $3.75 - 12.20


    The ICO, Inc. 1996 Stock Option Plan ("1996 Plan") was approved by the stockholders at the Annual Meeting held on October 7, 1996 and provides for the grant of options to purchase an aggregate of 800,000 shares of the Company's common stock during the ten year period commencing August 29, 1996. Shares of common stock are reserved for grant to certain officers and key employees at a price not less than 100% of the fair market value of the stock at the date of grant. As of September 30, 1996 no options had been granted under the 1996 Plan.

    In connection with the Company's debt restructurings, 31,625 (expiring June
1997) and 801,750 (expiring July 2002) Common Stock Purchase Warrants were issued and are outstanding and currently exercisable at $5.00 as of September 30, 1996.

NOTE 10  - INCOME TAXES

    The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                      1996               1995            1994
                                                                 -------------       -----------      -----------
                          Domestic                               $  (4,592,000)      $ 5,297,000      $ 1,323,000
                          Foreign                                    2,900,000         1,060,000          (43,000)
                                                                 -------------       -----------      -----------

                                                                 $  (1,692,000)      $ 6,357,000      $ 1,280,000
                                                                 ==============      ===========      ===========

    The provision for income taxes consists of the following:

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                      1996               1995            1994
                                                                 -------------       -----------      -----------
    Current:
                          Federal                                $     161,000       $ 1,633,000      $    55,000
                          State                                        165,000           208,000               --
                          Foreign                                      839,000           359,000               --
                                                                 -------------       -----------      -----------
                                                                     1,165,000         2,200,000           55,000
                                                                 -------------       -----------      -----------
    Deferred:
                          Federal                                   (1,479,000)       (1,633,000)              --
                          State                                       (318,000)               --               --
                          Foreign                                            0                --               --
                                                                 -------------       -----------      -----------
                                                                    (1,797,000)       (1,633,000)
                                                                 -------------       -----------      -----------
    Total:
                          Federal                                   (1,318,000)               --           55,000
                          State                                       (153,000)          208,000               --
                          Foreign                                      839,000           359,000               --
                                                                 -------------       -----------      -----------
                                                                 $    (632,000)      $   567,000      $    55,000
                                                                 =============       ===========      ===========


    A reconciliation of the income tax expense (benefit) at the federal statutory rate (35% for 1995 and 34% for prior years) to the Company's effective rate is as follows:

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                      1996               1995            1994
                                                                 -------------       -----------      -----------
    Tax expense (benefit) at statutory rate                      $    (592,000)      $ 2,225,000      $   435,000
    Change in the deferred tax assets valuation
       allowance                                                    (1,365,000)       (1,695,000)        (495,000)
    Non-deductible expenses and other, net                             189,000            (7,000)          92,000
    Foreign tax rate differential                                     (192,000)               --               --
    Amortization and write-down of Goodwill                          1,328,000            44,000           23,000
                                                                 -------------       -----------      -----------
                                                                 $    (632,000)      $   567,000      $    55,000
                                                                 =============       ===========      ===========

    Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                             1996            1995
                                                         ------------    ------------
    Deferred tax assets:
         Net operating and capital loss carryforwards    $  2,268,000    $  3,299,000
         Tax credit carryforward                            1,532,000       2,078,000
         Depreciation                                              --         966,000
         Insurance accruals                                   674,000         733,000
         Other accruals                                       619,000         382,000
         Bad debt allowance                                   394,000         338,000
         Compensated absence accruals                         857,000          91,000
         Legal accruals                                       606,000              --
         Joint Venture accruals                               697,000              --
         Inventory                                            182,000              --
         Other                                                     --          70,000
                                                         ------------    ------------
                                                            7,829,000       7,957,000
                                                         ------------    ------------
    Deferred tax liabilities:
         Depreciation and land                             (1,816,000)             --
         Foreign currency translation adjustment             (664,000)             --
         Deferred revenue                                    (279,000)       (361,000)
         Other                                                     --         (20,000)
                                                         ------------    ------------
                                                           (2,759,000)       (381,000)
                                                         ------------    ------------

    Valuation allowance on deferred tax assets             (2,666,000)     (5,943,000)
                                                         ------------    ------------
    Net deferred tax assets                              $  2,404,000    $  1,633,000
                                                         ------------    ------------

    The Company changed its assessment of the deferred tax assets valuation allowance in the fourth quarter of fiscal 1995 to recognize its ability to benefit from the reversal of temporary differences between financial and taxable income to the extent that regular federal income taxes have been paid on taxable income. During 1996, the Company recognized $1,365,000 as a tax benefit realized as a reduction of income tax expense to reflect the utilization of net operating loss carryforwards ("NOLs") and to recognize a tax benefit to the extent regular federal income taxes have been paid on taxable income.

    Upon the acquisition of Wedco, the Company changed its assessment of the valuation allowance to only reserve against capital losses, expiring NOLs, expiring credit carryforwards and a portion of the joint venture reserves, all
of which are not expected to be utilized.   The valuation allowance was further
reduced by $545,000 to reflect the expiration of certain federal tax credits. Upon this revaluation, the Company recognized $1,328,000 as a change in net operating loss carryforwards realized as a reduction of goodwill attributable to the Wedco acquisition.

    The Company has for tax return purposes $6,306,000 and $1,078,000 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008, and $1,532,000 in investment, alternative minimum and other tax credit carryforwards which if utilized will result in a cash savings. The capital loss carryforward includes $772,000 which was generated by Wedco prior to the acquisition by the Company; accordingly, any subsequent utilization of this loss carryover will be treated as an adjustment to the purchase price and a reduction to goodwill. All other tax credits are expected to expire unused except $104,000 in alternative minimum tax credits, which have no expiration.

    A stock offering in 1993 resulted in a change in ownership that consequently limited the Company's ability to utilize the carryforwards and credits to approximately $2,800,000 each year. In addition, an earlier change in ownership further limits the utilization of a majority of the NOLs and all of the credits to approximately $677,000 each year through their expiration.


NOTE 11  - EMPLOYEE BENEFIT PLANS

    The Company maintains several benefit plans which cover all domestic employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary the employee works for. All plans have a salary deferral feature which allow employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. The Company matches the employee's contribution with ICO stock or a monetary contribution. An employee's interest in the Company's contributions and earnings are vested at 20% per year over service dates ranging from one year of service to seven years of service, depending on the plan.

    Wedco Holland B.V. maintains a contributory defined benefit pension plan, in which all employees of Wedco Holland B.V. who are at least 25 years of age and have completed one year of service, are eligible to participate. Participants contribute 4% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 65 in an annual amount equal to the difference between the employees' average salary and their governmental franchise benefits, multiplied by 1.75% for each year of credited service. No credit for back service was designed into the plan.

    Wedco UK maintains a Group Personal Pension Scheme, in which all employees of Wedco UK that have completed six months of service are eligible to participate. Under the provisions of the plan, the Company contributes 5% of eligible earnings for all eligible employees. In addition, each eligible employee may contribute any amount as a percentage of earnings up to the legal maximum for Approved Personal Pension Plans which will be matched by the Company up to 5% of eligible earnings.

    Total expense for all employee benefit plans, included in consolidated net income for the years ended September 30, 1996, 1995 and 1994 was approximately $419,000, $183,000 and $194,000 respectively.


NOTE 12  - RELATED PARTY TRANSACTIONS

    During fiscal 1989, Wedco sold certain assets of its former subsidiary, Tri-Delta Technology, Inc., for $750,000 of which $548,000 is outstanding as of September 30, 1996, to TDT, Inc. (TDT). TDT is an affiliate of William E.
Willoughby, who is currently a director of ICO.   Interest is charged monthly
at a rate equivalent to the U.S. prime rate plus 1% (9.25% at September 30, 1996). TDT is required to make monthly payments of principal and interest in the amount of $11,000 through December 2001, at which time any remaining principal and interest is due; TDT is current on all payments. All amounts owed to the Company by TDT are personally guaranteed by William E. Willoughby and are collateralized by 497,000 shares of ICO common stock.

Amounts due from related parties which are included in other assets at September 30, 1996 were as follows:

         Note receivable - TDT, Inc.                   $    548,000
         Advances receivable (1)                             66,000
         Note receivable(2)                                 502,000
         Other                                                7,000
                                                       ------------
                                                          1,123,000
         Less -  allowance for doubtful accounts           (502,000)
                 current portion                           (159,000)
                                                       ------------

         Due from related parties - non-current        $    462,000
                                                       ============

(1) Repaid subsequent to fiscal year end 1996
(2) Due from an affiliate of a 50% shareholder of WedTech, Inc.


NOTE 13  - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases which expire at various dates through fiscal 2002. Rental expense was approximately $2,951,000 in 1996, $2,679,000 in 1995 and $2,508,000 in 1994. Future minimum rental payments, as of September 30, 1996 are due as follows:

              1997                          $3,396,000
              1998                           2,708,000
              1999                           1,979,000
              2000                           1,454,000
              2001                             873,000
              Thereafter                       686,000

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

         During November of 1996, a preliminary agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that ICO will pay $846,000 to reimburse Baker Hughes for various occupational health claims offset by their reimbursement of the Company's environmental remediation expenses, relating to former BHTS properties. With regard to future occupational health claims, the parties have agreed to share costs 50/50 with ICO's obligations being limited to $500,000 for each claim and a maximum contingent liability of $4,500,000 (net of current accruals) in the aggregate for all claims.

         There are various other claims and pending actions incidental to the business operations of the Company. In the opinion of the Company's management, the Company's potential liability in these matters has been accrued in the financial statements, in all material respects.

         In conjunction with the sale of the mill inspection equipment for which a security interest was perfected, the Company is guarantor of amounts due a third party totaling $949,000 as of September 30, 1996. Related revenues of $1,782,000 and costs of $892,000 have been recognized in the 1994 Consolidated Statement of Operations.


NOTE 14  - UNUSUAL ITEMS

         In 1994, the Company repaid debt with a face value of $11,380,000 and recorded an extraordinary loss of $1,371,000 resulting from the elimination of discounts from face value which originated at the inception of the debt. The Company retired the 10% Notes at 107% of the principal amount thereof.

         In 1996, the Company recognized $1,812,000 in expense related to severance and consulting fee obligations, resulting from the Wedco acquisition, which, during the fourth quarter, management determined would not benefit the Company in the future.

         During 1996, the Company recognized unusual charges of $868,000 due to obsolescence of inventory within the oilfield service operations, partially related to the 1992 Baker Hughes Tubular Services acquisition.

         During 1996, the Company incurred $1,112,000 in non-recurring litigation charges. During the fourth quarter and subsequent to year-end, management determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be
reasonably estimated.   Over 85% of the charge relates to the settlement of the
litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services in September 1992 (See Note 13 -- Commitments and Contingencies).


NOTE 15  - ADOPTION OF SFAS NO. 121

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is to compare the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. The current policy is to accumulate cash flow information at the lowest asset grouping levels for which there were identifiable cash flows, represented by separate operating locations.

         During the fourth quarter of 1996, management determined that three petrochemical processing facilities should be closed. The decision to consolidate was driven by the redundancy of other Company facilities performing identical services in the same area, in part due to the acquisition of Polymer Service in July 1996. As a result of this decision and in accordance with FAS 121, management accumulated cash flow information and based upon the data, the Company's adoption of SFAS No. 121 during fiscal year 1996 resulted in a write-down of long-lived assets of $5,025,000. Approximately $3.4 million of the writedown is associated with impairment of goodwill with the remaining portion applicable to machinery and equipment of the three locations.


NOTE 16  - SUPPLEMENTAL CASH FLOW INFORMATION

         As more fully discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with the April 1996 acquisition of Wedco Technology, Inc.:

         Trade receivables                            $  6,196,000
         Related party receivables                         645,000
         Inventories                                     1,353,000
         Prepaid expenses and other assets               2,456,000
         Property, plant and equipment                  39,809,000
         Goodwill                                       27,490,000
         Investments in joint ventures                   4,538,000
         Deferred tax asset                                156,000
         Accounts payable                               (1,874,000)
         Accrued liabilities                            (6,471,000)
         Deferred tax liability                           (688,000)
         Long-term debt                                (19,914,000)
         Common stock issued                           (49,709,000)
                                                      ------------

         Cash paid, net of cash acquired              $  3,987,000
                                                      ============

As more fully discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with all other acquisitions in 1996 and 1995:
_

                                                               YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------
                                                                1996               1995
                                                            -------------      -----------
         Trade receivables                                  $     815,000      $   462,000
         Inventories                                                   --          107,000
         Prepaid expenses and other assets                        271,000           42,000
         Property, plant and equipment                          2,988,000        1,439,000
         Goodwill                                               1,817,000          885,000
         Accounts payable                                         (88,000)        (102,000)
         Accrued liabilities                                     (418,000)        (154,000)
         Deferred tax liability                                  (367,000)              --
         Long-term debt                                        (1,325,000)        (897,000)
         Common stock issued                                   (1,727,000)        (843,000)
                                                            -------------      -----------

         Cash paid, net of cash acquired                    $   1,966,000      $   939,000
                                                            =============      ===========

         In 1996 and 1995 the Company purchased real estate by issuing debt of $80,000 and $500,000, respectively.

         During fiscal years 1994, 1995 and 1996, the Company issued to employees $194,000, $183,000 and $199,000 worth of common stock, respectively, in connection with the Company's Employee Stock Ownership Plan.

NOTE 17  - SEGMENT AND FOREIGN OPERATIONS INFORMATION

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

                                                                  YEARS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                           1996             1995             1994
                                                       ------------     ------------     ------------
NET REVENUES
    Oilfield services and sales                        $ 89,390,000     $ 87,883,000     $ 75,970,000
    Petrochemical processing sales
         and services                                    19,273,000               --               --
                                                       ------------     ------------     ------------

Total consolidated                                     $108,663,000     $ 87,883,000     $ 75,970,000
                                                       ============     ============     ============

OPERATING INCOME (LOSS), as defined below

    Oilfield services and sales                        $ 11,541,000     $ 12,085,000     $  8,934,000
    Petrochemical processing sales
         and services                                    (4,070,000)              --               --
                                                       ------------     ------------     ------------

    Total operations                                      7,471,000       12,085,000        8,934,000
    General corporate expenses                           (9,555,000)      (7,039,000)      (6,714,000)
                                                       ------------     ------------     ------------

Total consolidated                                     $ (2,084,000)    $  5,046,000     $  2,220,000
                                                       ============     ============     ============

IDENTIFIABLE ASSETS

    Oilfield services and sales                        $ 62,191,000     $ 61,558,000
    Petrochemical processing sales
         and services                                    83,717,000               --
    Corporate assets                                     17,483,000       26,625,000
                                                       ------------     ------------

Total consolidated                                     $163,391,000     $ 88,183,000
                                                       ============     ============

         Information regarding the Company's operations in different geographical areas is presented below. The European Operations consist entirely of size reduction services and sales of Wedco Technology, Inc.'s various European subsidiaries.

                                                                 YEARS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------
                                                           1996             1995             1994
                                                      -------------     ------------     ------------
NET REVENUES

    Europe                                            $   9,934,000               --               --
    United States                                        92,077,000     $ 80,101,000     $ 70,152,000
    Other                                                 6,652,000        7,782,000        5,818,000
                                                      -------------     ------------     ------------

Total consolidated                                    $ 108,663,000     $ 87,883,000     $ 75,970,000
                                                      =============     ============     ============


OPERATING INCOME (LOSS), as defined below

    Europe                                            $   2,079,000               --              --
    United States                                         4,474,000     $ 10,624,000     $ 8,980,000
    Other                                                   918,000        1,461,000         (46,000)
                                                      -------------     ------------     ------------

    Total operations                                      7,471,000       12,085,000        8,934,000
    General corporate expenses                           (9,555,000)      (7,039,000)      (6,714,000)
                                                      -------------     ------------     ------------

Total consolidated                                    $  (2,084,000)    $  5,046,000     $  2,220,000
                                                      =============     ============     ============


IDENTIFIABLE ASSETS

    Europe                                            $  30,306,000               --
    United States                                       112,995,000     $ 57,401,000
    Other                                                 2,607,000        4,157,000
    Corporate assets                                     17,483,000       26,625,000
                                                      -------------     ------------

Total consolidated                                    $ 163,391,000     $ 88,183,000
                                                      =============     ============


         Operating income reflected above includes net revenues, less cost and expenses of operations, including unusual items discussed more fully in Note 14
- Unusual Items. In computing operating income, other income (expenses), including interest, and income taxes on the Consolidated Statements of Operations have been excluded. Corporate expenses include general corporate expense including the cost of corporate officers and all legal expenses. Corporate identifiable assets consist of cash, cash equivalents, deferred tax assets and total income taxes receivable.

NOTE 18  - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents selected financial information for each quarter in the fiscal years ended September 30, 1996 and September 30, 1995, respectively.

                                                                      THREE MONTHS ENDED
                                                ---------------------------------------------------------------
                                                DECEMBER 31        MARCH 31         JUNE 30        SEPTEMBER 30
                                                ---------------------------------------------------------------
                                                    1995             1996             1996            1996(1)
         Net sales                              $21,751,000      $22,121,000      $29,658,000      $ 35,133,000
         Gross profit                             6,606,000        6,598,000        9,276,000        11,479,000
         Operating income                         1,213,000        1,539,000        1,851,000        (6,687,000)
         Net income                               1,500,000        1,773,000        1,428,000        (5,761,000)
         Earnings per share                           $0.11            $0.14            $0.06            $(0.55)


                                                                      THREE MONTHS ENDED
                                                ---------------------------------------------------------------
                                                DECEMBER 31        MARCH 31         JUNE 30        SEPTEMBER 30
                                                ---------------------------------------------------------------
                                                    1994             1995             1995             1995
         Net sales                              $20,235,000      $20,856,000      $21,964,000      $24,828,000
         Gross profit                             5,943,000        6,748,000        7,047,000        8,260,000
         Operating income                           953,000          990,000        1,352,000        1,751,000
         Net income                               1,205,000        1,174,000        1,451,000        1,960,000
         Earnings per share                           $0.08            $0.07            $0.10            $0.16

(1) The fourth quarter ended September 30, 1996 includes charges for the Unusual Items discussed in Note 14 and a charge in accordance with SFAS No. 121, as discussed in Note 15.



NOTE 19  - SUBSEQUENT EVENTS

    During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") located in LaPorte, Texas for approximately $6,300,000 in cash and 1,171,566 shares of ICO common stock, subject to certain adjustments. Bayshore is a provider of concentrates and compounds to resin producers in the United States. The Company will account for this acquisition under the purchase method of accounting.

    The following unaudited pro forma information assumes the Bayshore, Wedco and PSI acquisitions occurred at the beginning of fiscal year 1996.

                                                YEAR ENDED SEPTEMBER 30, 1996
                                                -----------------------------
         Revenues                                      $162,065,000
         Net loss                                        (1,158,000)
         Net loss attributable to common
             and common equivalent share                      $(.16)

                                 EXHIBIT INDEX

      Exhibit
        No.                             Description
      -------                           -----------

         10 Loan Agreement dated April 17, 1996 between the Registrant and Bank of America Texas, N.A.

         11      Statement re Computation of Per Share Earnings

         21      Subsidiaries of the Registrant

         23(a)   Consent of Price Waterhouse LLP

         23(b)   Consent of Coopers and Lybrand L.L.P.

         27      Financial Data Schedule