Form 10-Q
period 1996-12-31
ICO INC
filed 1997-02-13
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068
                                                -------

                                    ICO, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                          75-1619554
-----------------------------               ------------------------------------
  (State of incorporation)                  (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                77077
--------------------------------------------             ------------
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

              Common stock, without par value:  20,900,678 shares
                      outstanding as of February 13, 1997

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                                                    PAGE
         Item 1. Financial Statements


                 Consolidated Balance Sheets as of December 31, 1996 and
                 September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Consolidated Statements of Operations for the Three
                 Months Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

                 Consolidated Statements of Cash Flows for the Three
                 Months Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 3. Defaults upon Senior Securities
                          (no response required)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .    11

         Item 5. Other Information (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                             DECEMBER 31,        SEPTEMBER 30,
ASSETS                                                                           1996                1996
------                                                                       -------------       -------------
Current assets:
    Cash and equivalents                                                         9,187,000       $  13,414,000
    Trade receivables (less allowance for doubtful accounts of
         $598,000 and $972,000, respectively)                                   28,365,000          25,279,000
    Inventories                                                                 12,435,000           7,556,000
    Income tax receivable                                                               --              16,000
    Deferred tax asset                                                           4,294,000           4,052,000
    Prepaid expenses and other                                                   2,854,000           3,023,000
                                                                             -------------       -------------
         Total current assets                                                   57,135,000          53,340,000
                                                                             -------------       -------------

Property, plant and equipment, at cost                                         133,134,000         126,170,000
    Less - accumulated depreciation and amortization                           (55,850,000)        (53,585,000)
                                                                             -------------       -------------
                                                                                77,284,000          72,585,000
Other assets:
    Goodwill (less accumulated amortization of
         $4,241,000 and $4,039,000, respectively)                               34,833,000          29,915,000
    Investment in joint ventures                                                 4,622,000           4,619,000
    Other                                                                        2,981,000           2,932,000
                                                                             -------------       -------------
                                                                             $ 176,855,000       $ 163,391,000
                                                                             =============       =============

L I A B I L I T I E S   A N D  S T O C K H O L D E R S'   E Q U I T Y
---------------------------------------------------------------------
Current liabilities:
    Short term borrowings and current portion of long-term debt              $   4,772,000       $   3,880,000
    Accounts payable                                                            10,402,000           8,538,000
    Accrued insurance                                                            1,547,000           1,613,000
    Accrued salaries and wages                                                   1,125,000           2,001,000
    Accrued litigation costs                                                     2,063,000           2,071,000
    Dividends payable                                                            1,589,000                  --
    Income taxes payable                                                           974,000                  --
    Accrued expenses                                                             6,998,000           5,355,000
                                                                             -------------       -------------
         Total current liabilities                                              29,470,000          23,458,000

Deferred income taxes                                                            2,014,000           1,648,000
Long-term liabilities                                                            2,366,000           2,269,000
Long-term debt, net of current portion                                          16,445,000          15,422,000
                                                                             -------------       ------------
         Total liabilities                                                      50,295,000          42,797,000
                                                                             -------------       ------------

Stockholders' equity:
    Preferred stock, without par value - 500,000 shares authorized;
      322,500 shares issued and outstanding with a liquidation
      preference of $32,250,000                                                     13,000              13,000
    Common Stock, without par value - 50,000,000 shares authorized;
      20,900,678 and 19,682,494 shares issued and outstanding,
         respectively                                                           36,067,000          35,822,000
    Additional paid-in capital                                                 107,810,000         102,429,000
    Cumulative translation adjustment                                              114,000              32,000
    Accumulated deficit                                                        (17,444,000)        (17,702,000)
                                                                             -------------       -------------
                                                                               126,560,000         120,594,000
                                                                             -------------       -------------
Commitments and contingencies
                                                                             $ 176,855,000       $ 163,391,000
                                                                             =============       =============





   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1996                 1995
                                                   ------------         ------------
Revenues:
    Oilfield sales and services                    $ 22,747,000         $ 21,733,000
    Petrochemical processing sales and services      13,756,000                  --
                                                   ------------         ------------
Total net revenues                                   36,503,000           21,733,000
                                                   ------------         ------------
Cost and expenses:
    Cost of sales and services                       24,239,000           15,145,000
    Selling, general and administrative               6,873,000            4,054,000
    Depreciation and amortization                     2,500,000            1,339,000
                                                   ------------         ------------
                                                     33,612,000           20,538,000
                                                   ------------         ------------
Operating income                                      2,891,000            1,195,000
                                                   ------------         ------------

Other income and expense:
    Interest income                                     180,000              397,000
    Interest expense                                   (379,000)             (21,000)
    Equity in income of joint ventures                   19,000                   --
    Gain on sale of fixed assets                         18,000               18,000
    Other                                                25,000                   --
                                                   ------------         ------------
                                                       (137,000)             394,000
                                                   ------------         ------------

Income before taxes                                   2,754,000            1,589,000
Provision for income taxes                              907,000               89,000
                                                   ------------         ------------

Net income                                            1,847,000            1,500,000
                                                   ============         ============

Earnings applicable to common and
   common equivalent shares                        $        .07         $        .11
                                                   ------------         ------------

Weighted average common and common
  equivalent shares outstanding                      19,976,733            8,908,797
                                                   ============         ============





   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                        1996                 1995
                                                                    -----------           -----------
Cash flows from operating activities:
    Net income                                                      $  1,847,000         $  1,500,000

Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                      2,500,000            1,339,000
    Gain on disposition of property, plant, and equipment                (18,000)             (18,000)
    Equity in income of joint ventures                                   (19,000)                  --
    Changes in assets and liabilities, net of the effects
      of business acquisitions:
         Receivables                                                   1,531,000            1,872,000
         Inventories                                                  (2,050,000)            (348,000)
         Prepaid expenses and other                                    1,293,000             (863,000)
         Deferred taxes                                                 (244,000)                  --
         Accounts payable                                               (602,000)           1,596,000
         Accrued expenses                                               (610,000)          (2,505,000)
                                                                    ------------         ------------

         Total adjustments                                             1,781,000            1,073,000
                                                                    ------------         ------------

      Net cash provided by operating activities                        3,628,000            2,573,000
                                                                    ------------         ------------

Cash flows from investing activities:
    Capital expenditures                                              (1,590,000)          (2,264,000)
    Acquisitions, net of cash acquired                                (5,731,000)             (11,000)
    Dispositions of property, plant and equipment                         43,000               24,000
                                                                    ------------         ------------

      Net cash used for investing activities                          (7,278,000)          (2,251,000)
                                                                    ------------         ------------

Cash flows from financing activities:
    Net proceeds from sale of stock                                      234,000              195,000
    Payment of dividend on preferred stock                                    --             (544,000)
    Payment of dividend on common stock                                       --             (447,000)
    Additional debt                                                      212,000                   --
    Reductions of debt                                                (1,023,000)             (25,000)
                                                                    ------------         ------------

      Net cash used for financing activities                            (577,000)            (821,000)
                                                                    ------------         ------------

Net decrease in cash and equivalents                                  (4,227,000)            (499,000)

Cash and equivalents at beginning of period                           13,414,000           24,991,000
                                                                    ------------         ------------

Cash and equivalents at end of period                               $  9,187,000         $ 24,492,000
                                                                    ============         ============





   The accompanying notes are an integral part of these financial statements.

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------------
                                                           1996                 1995
                                                      ------------------------------------
Supplemental disclosures of cash flow information:
    Cash received (paid) during the period for:
         Interest received                            $       180,000     $        397,000
         Interest paid                                       (412,000)             (21,000)
         Income taxes paid                                   (162,000)          (1,039,000)




Non-cash investing and financing activities:

Following is a schedule of assets acquired, liabilities assumed or incurred, and common stock issued in conjunction with the acquisition of Bayshore Industrial, Inc.:

                                              1996
                                         --------------
Trade receivables                          $ 4,646,000
Related party receivables                      705,000
Inventories                                  2,839,000
Prepaid expenses and other assets              501,000
Property, plant and equipment                5,074,000
Goodwill                                     5,098,000
Accounts payable                            (2,436,000)
Accrued liabilities                         (2,340,000)
Deferred tax liability                        (348,000)
Long term debt                              (2,616,000)
Common stock issued                         (5,392,000)
                                          ------------

Cash paid, net of cash acquired            $ 5,731,000
                                           ===========





   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1996 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1996, the results of its operations for the three months ended December 31, 1996 and 1995 and the changes in its cash position for the three months ended December 31, 1996 and 1995. Results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


NOTE 2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted-average number of common shares outstanding. At December 31, 1996 and 1995, outstanding options and warrants did not have a materially dilutive effect.

During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") located in LaPorte, Texas for approximately $6,400,000 in cash and 1,171,566 shares of ICO common stock, subject to certain working capital adjustments to be made within ninety days of the purchase. Bayshore is a provider of concentrates and compounds to resin producers in the United States. The Company will account for this acquisition under the purchase method of accounting.

During fiscal year 1996, the Company acquired Rainbow Inspection Company of Mississippi, Inc. ("Rainbow"; in March 1996), Wedco Technology, Inc. ("Wedco", in April 1996), and Polymer Service, Inc. and Polymer Service of Indiana, Inc. (collectively referred to as "PSI", in July 1996). The 1996 acquisitions were accounted for under the purchase method of accounting.

The following unaudited pro forma information assumes the Bayshore, PSI and Wedco acquisitions occurred as of the beginning of the period presented. The Rainbow acquisition has been excluded as it is considered immaterial.

                                                THREE MONTHS ENDED DECEMBER 31,
                                                    1996             1995
                                                ------------       ------------
        Revenues                                $ 44,613,000       $ 37,118,000
        Net income                                 2,082,000          1,388,000
        Net income per common and
             common equivalent share                     .07                .04

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $4,227,000 during the first quarter to $9,187,000 from $13,414,000 at September 30, 1996. This change resulted from cash generated by operating activities offset by cash used for investing and financing activities, discussed below.

For the three months ended December 31, 1996 cash provided by operating activities increased to $3,628,000 compared to $2,573,000 for the quarter ended December 31, 1995. The increase is primarily due to higher net income and depreciation and amortization expense offset by various changes in working capital accounts. The Company had working capital of $27,665,000 at December 31, 1996.

Capital expenditures totaled $1,590,000 during the quarter excluding property, plant and equipment of $5,074,000 acquired with the acquisition of Bayshore. $654,000 of the capital expenditures related to the oilfield services segment and the remaining related to the petrochemical processing business. The expenditures were primarily incurred to enhance existing facilities. For the remainder of fiscal 1997, capital expenditures are expected to be approximately $10,500,000 and are expected to be financed through cash generated from operations and existing cash. The Company used $5,731,000 in cash, net of cash acquired, to purchase Bayshore.

Cash flows used for financing activities decreased to $577,000 during the first quarter of fiscal year 1997 compared to $821,000 during the first quarter of 1996. The decrease is primarily due to paying the first quarter 1997 dividends on common and preferred stock on January 2, 1997, offset by increased debt repayments.

In order to decrease fixed costs and increase economies of scale, during the fourth quarter of 1996, management determined that three petrochemical grinding plants should be closed. The decision to consolidate was driven by the redundancy of other Company facilities performing identical services in the same area, in part due to the acquisition of PSI in July 1996. The Company anticipates that future expenses relating to the plant closures will not be material. These plans should have the effect of increasing future gross margins and reducing capital expenditure requirements. The Long Beach, California facility was closed during the first quarter of 1997, and the Houston, Texas plant was closed during February, 1997. The Company plans to close the Maywood, Illinois facility in the near future. Due to this timing, the benefits of these closures are not reflected in the results of the first quarter.

As of January 31, 1997, the Company had approximately $21,700,000 in additional borrowing capacity available under various domestic and foreign credit arrangements. The consolidation of three petrochemical processing plants may be interpreted as an event of default under the loan agreement relating to approximately $8,600,000 of the Company's term debt. Based upon discussions with banking personnel, management believes the bank will provide the necessary consents or waivers to maintain compliance with the loan agreement.





   The accompanying notes are an integral part of these financial statements.

Results of Operations

                                                  THREE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------
NET REVENUES (000'S)                       1996       % of Total      1995     % of Total
-----------------------------------------------------------------------------------------
Exploration Sales and Services           $  8,936         25        $  8,364        38
Production Sales and Services               7,652         21           7,158        33
Corrosion Control Services                  5,378         15           5,560        26
Other Sales and Services                      781          2             651         3
                                         --------       ----        --------      ----
Total Oilfield Services Revenues           22,747         63          21,733       100
Petrochemical Processing                   13,756         37              --        --
                                         --------       ----        --------      ----
Total                                    $ 36,503        100        $ 21,733       100
                                         ========                   ========

                                                   THREE MONTHS ENDED DECEMBER 31,
                                        -------------------------------------------------
OPERATING PROFIT (000'S)                   1996       % of Total      1995     % of Total
-----------------------------------------------------------------------------------------
Oilfield Services                        $  4,030         75        $  2,580       100
Petrochemical Processing                    1,323         25              --        --
                                         --------       ----        --------      ----
Total Operations                            5,353        100           2,580       100
General Corporate Expenses                 (2,462)                    (1,385)
                                         --------                   --------
Total                                    $  2,891                   $  1,195
                                         ========                   ========

Revenues

Consolidated revenues increased 68.0% in the three months ended December 31, 1996 as compared to the same period last year, primarily due to the fiscal year 1996 acquisitions.

Oilfield Service revenues increased $1,014,000 or 4.7% during the quarter ended December 31, 1996 compared to the same quarter in 1995. Revenues from Exploration Services increased $572,000 or 6.8% from the quarter ended December 31, 1995 to the same quarter of 1996. Demand for the Company's exploration services is driven, in part, by the average domestic rig count which increased 12% during the first quarter of fiscal year 1997 versus 1996. Revenues from production services increased $494,000 or 6.9% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. The demand for these services has been favorably impacted by higher oil prices in the first quarter of fiscal year 1997 versus the first quarter of 1996. The increase in production revenues was primarily due to the increase in Canadian sucker rod inspection and reclamation revenues. Corrosion control revenues decreased $182,000 or 3.3% during the first quarter of 1997, compared to the first quarter of 1996, primarily due to lower volumes. Other sales and services consist of revenues generated by the Company's Canadian subsidiary relating to the reconditioning and selling of engines used in connection with oil well pumping units.

Petrochemical processing sales and services relate entirely to revenues of the Company's Wedco, PSI and Bayshore subsidiaries which were acquired in April, July and December of 1996, respectively. See the pro forma information presented in Note 2 to the unaudited consolidated financial statements.

Costs and Expenses

Gross profit as a percentage of revenues increased to 33.6% during the quarter ended December 31, 1996 versus 30.4% for the quarter ended December 31, 1995. Additionally, within the oilfield services business, gross margins as a percentage of revenues increased almost 1% due to an overall increase in sales volumes and modest price improvements within some of the Company's oilfield services markets. The overall gross margin percentage increase is due to the generally higher margins generated by the petrochemical processing business. The acquisition of Bayshore in December of 1996 is expected to have the effect of reducing overall petrochemical processing margins. The gross margin percentage for Bayshore's business is generally lower than those generated by the Company's grinding services because Bayshore typically buys raw materials, improves the material and then sells the finished product. In contrast, the Company's grinding services typically involve processing customer owned material.

Selling, general and administrative costs increased $2,819,000 during the first quarter of 1997 versus the same quarter of 1996. Selling, general and administrative costs as a percentage of sales remained relatively stable at 18.8% and 18.7% during the three months ended December 31, 1996 and December 31, 1995, respectively. The overall increase in these costs is primarily the result


   The accompanying notes are an integral part of these financial statements.

of the fiscal year 1996 acquisitions of Wedco and PSI. The company also incurred higher legal and employee compensation expenses during the first quarter of fiscal year 1997 versus 1996, offset by lower insurance costs relating to workers compensation.

Depreciation and amortization expense increased from $1,339,000 for the quarter ended December 31, 1995 to $2,500,000 for the quarter ended December 31, 1996. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during fiscal year 1996.

Interest Income/Expense

Net interest expense was $199,000 during the quarter ended December 31, 1996. For the quarter ended December 31, 1995, the Company had net interest income of $376,000. The change is due to the fiscal 1996 acquisitions which increased the Company's debt and reduced investable cash balances.

Income Taxes

The Company's effective tax rate increased to 32.9% during the first quarter of fiscal year 1997 compared to 5.6% during the same quarter of 1996. This change is due to the Company decreasing its valuation allowance through the provision for income taxes to reflect its ability to benefit from temporary differences during fiscal year 1996. Also, in connection with the April 1996 acquisition of Wedco Technology, Inc., the Company reversed the remaining valuation allowance against net tax assets expected to be realized, resulting in a decrease of acquired goodwill. As a result of the reversal of the valuation allowance, provisions for income taxes for periods subsequent to the Wedco acquisition will be higher as a percentage of pre-tax income than reported in fiscal years 1995 and 1996.

Operating Income

Operating income increased from $1,195,000 for the quarter ended December 31, 1995 to $2,891,000 for the same period in 1996. The increase is due to the changes in revenues and costs and expenses, explained above.

Net Income

For the quarter ended December 31, 1996, the Company had net income of $1,847,000 as compared to net income of $1,500,000 for the same period in 1995, due to interest expense, an increase in tax expense and the other factors described above.

Foreign Currency Translation

The fluctuation of the dollar against the Dutch Guilder, the British Pound and the Swiss Krona has impacted the translation of revenues and income of Wedco's European operations into U.S. dollars for the three months ended December 31,1996. Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against these currencies and changes in the net assets of foreign subsidiaries, stockholders' equity decreased net of deferred income taxes by approximately $82,000 during the three months ended December 31, 1996.





   The accompanying notes are an integral part of these financial statements.

PART II   OTHER INFORMATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27 - Financial Data Schedule





   The accompanying notes are an integral part of these financial statements.

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





                                        ICO, Inc.
                                        ------------------------------------
                                        (Registrant)





                                        /s/ Asher O. Pacholder
                                        ------------------------------------
February 13, 1997                       Asher O. Pacholder
                                        Chairman and Chief Financial Officer
                                        (Principal Financial Officer)





                                         /s/ Jon C. Biro
                                        ------------------------------------

                                        Jon C. Biro
                                        Senior Vice President and Treasurer
                                        (Principal Accounting Officer)





   The accompanying notes are an integral part of these financial statements.

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
Exhibit 27               Financial Data Schedule