Form 10-Q
period 1997-03-31
ICO INC
filed 1997-05-15
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997
                                                --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number 0-10068
                                                --------

                                   ICO, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                        75-1619554
-------------------------                   ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                   77077
--------------------------------------------                 ----------
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

                                 YES [X] NO [ ]


               Common stock, without par value: 21,016,124 shares
                         outstanding as of May 15, 1997

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                         PAGE

         Item 1.  Financial Statements


                  Consolidated Balance Sheets as of March 31, 1997 and
                  September 30, 1996................................................    3

                  Consolidated Statements of Operations for the Three
                  Months and Six Months Ended March 31, 1997 and 1996...............    4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended March 31, 1997 and 1996..............................    5

                  Notes to Consolidated Financial Statements........................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................    8



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................   12

         Item 2.  Changes in Securities.............................................   13

         Item 3.  Defaults upon Senior Securities (no response required)............   -

         Item 4.  Submission of Matters to a Vote of Security Holders ..............   13

         Item 5.  Other Information.................................................   14

         Item 6.  Exhibits and Reports on Form 8-K..................................   14







  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                                 MARCH 31,      SEPTEMBER 30,
ASSETS                                                                             1997             1996
                                                                               -------------    -------------
Current assets:
     Cash and equivalents                                                      $   6,133,000    $  13,414,000
     Trade receivables (less allowance for doubtful accounts of
         $465,000 and $972,000, respectively)                                     29,682,000       25,279,000
     Inventories                                                                  12,088,000        7,556,000
     Income tax receivable                                                              --             16,000
     Deferred tax asset                                                            3,213,000        4,052,000
     Prepaid expenses and other                                                    2,638,000        3,023,000
                                                                               -------------    -------------
         Total current assets                                                     53,754,000       53,340,000
                                                                               -------------    -------------

Property, plant and equipment, at cost                                           127,495,000      126,170,000
     Less - accumulated depreciation and amortization                            (50,496,000)     (53,585,000)
                                                                               -------------    -------------
                                                                                  76,999,000       72,585,000
                                                                               -------------    -------------
Other assets:
     Goodwill (less accumulated amortization of
         $4,468,000 and $4,039,000, respectively)                                 34,779,000       29,915,000
     Investment in joint ventures                                                  4,468,000        4,619,000
     Other                                                                         5,285,000        2,932,000
                                                                               -------------    -------------
                                                                               $ 175,285,000    $ 163,391,000
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings and current portion of long-term debt               $   4,203,000    $   3,880,000
     Accounts payable                                                             12,270,000        8,538,000
     Accrued insurance                                                             1,544,000        1,613,000
     Accrued salaries and wages                                                      868,000        2,001,000
     Accrued litigation costs                                                        930,000        2,071,000
     Income taxes payable                                                            490,000             --
     Accrued expenses                                                              5,404,000        5,355,000
                                                                               -------------    -------------
         Total current liabilities                                                25,709,000       23,458,000

Deferred income taxes                                                              1,524,000        1,648,000
Long-term liabilities                                                              2,282,000        2,269,000
Long-term debt, net of current portion                                            19,535,000       15,422,000
                                                                               -------------    -------------
         Total liabilities                                                        49,050,000       42,797,000
                                                                               -------------    -------------

Stockholders' equity:
     Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
       preference of $32,250,000                                                      13,000           13,000
     Common Stock, without par value - 50,000,000 shares authorized;
       21,016,124 and 19,682,494 shares issued and outstanding,
         respectively                                                             36,079,000       35,822,000
     Additional paid-in capital                                                  108,310,000      102,429,000
     Cumulative translation adjustment                                              (761,000)          32,000
     Accumulated deficit                                                         (17,406,000)     (17,702,000)
                                                                               -------------    -------------
                                                                                 126,235,000      120,594,000
                                                                               -------------    -------------
Commitments and contingencies                                                           --               --
                                                                               -------------    -------------
                                                                               $ 175,285,000    $ 163,391,000
                                                                               =============    =============



  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                   THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                   ----------------------------    ----------------------------
                                                       1997            1996            1997            1996
                                                   ------------    ------------    ------------    ------------
Revenues:
     Oilfield sales and services                   $ 23,595,000    $ 22,095,000    $ 46,342,000    $ 43,828,000
     Petrochemical processing sales and services     21,693,000            --        35,449,000            --
                                                   ------------    ------------    ------------    ------------
Total net revenues                                   45,288,000      22,095,000      81,791,000      43,828,000
                                                   ------------    ------------    ------------    ------------
Cost and expenses:
     Cost of sales and services                      32,572,000      15,523,000      56,810,000      30,668,000
     Selling, general and administrative              6,718,000       3,722,000      13,591,000       7,775,000
     Depreciation and amortization                    2,608,000       1,337,000       5,109,000       2,676,000
                                                   ------------    ------------    ------------    ------------
                                                     41,898,000      20,582,000      75,510,000      41,119,000
                                                   ------------    ------------    ------------    ------------
Operating income                                      3,390,000       1,513,000       6,281,000       2,709,000
                                                   ------------    ------------    ------------    ------------
Other income and expense:
     Interest income                                     56,000         351,000         236,000         748,000
     Interest expense                                  (388,000)        (22,000)       (767,000)        (43,000)
     Equity in income (loss) of joint ventures           (4,000)           --            15,000            --
     Gain on sale of fixed assets                         5,000          26,000          23,000          44,000
     Other                                               (7,000)           --            18,000            --
                                                   ------------    ------------    ------------    ------------
                                                       (338,000)        355,000        (475,000)        749,000
                                                   ------------    ------------    ------------    ------------
Income before taxes                                   3,052,000       1,868,000       5,806,000       3,458,000
Provision for income taxes                            1,320,000          95,000       2,227,000         184,000
                                                   ------------    ------------    ------------    ------------
Net income                                         $  1,732,000    $  1,773,000    $  3,579,000       3,274,000
                                                   ============    ============    ============    ============
Earnings applicable to common and
  common equivalent shares                         $        .06    $        .14    $        .12    $        .25
                                                   ============    ============    ============    ============
Weighted average common and common
  equivalent shares outstanding                      20,908,819       8,927,361      20,437,655       8,918,028
                                                   ============    ============    ============    ============






  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                          SIX MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1997            1996
                                                                         ------------    ------------
Cash flows from operating activities:
     Net income                                                          $  3,579,000    $  3,274,000

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          5,109,000       2,676,000
     Gain on disposition of property, plant, and equipment                    (23,000)        (44,000)
     Equity in income of joint ventures                                       (15,000)           --
     Changes in assets and liabilities, net of the effects of business acquisitions:
         Receivables                                                          911,000       2,244,000
         Inventories                                                       (1,775,000)       (905,000)
         Prepaid expenses and other                                           593,000      (1,446,000)
         Deferred taxes                                                       814,000            --
         Accounts payable                                                   1,236,000       1,041,000
         Accrued expenses                                                  (2,697,000)     (2,764,000)
                                                                         ------------    ------------

         Total adjustments                                                  4,153,000         802,000
                                                                         ------------    ------------

       Net cash provided by operating activities                            7,732,000       4,076,000
                                                                         ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                  (5,172,000)     (4,196,000)
     Acquisitions, net of cash acquired                                    (6,843,000)       (301,000)
     Dispositions of property, plant and equipment                             43,000          61,000
                                                                         ------------    ------------

       Net cash used for investing activities                             (11,972,000)     (4,436,000)
                                                                         ------------    ------------

Cash flows from financing activities:
     Net proceeds from sale of stock                                          244,000         195,000
     Payment of dividend on preferred stock                                (1,088,000)     (1,088,000)
     Payment of dividend on common stock                                   (2,196,000)       (894,000)
     Additional debt                                                        3,656,000            --
     Reductions of debt                                                    (3,657,000)       (429,000)
                                                                         ------------    ------------

       Net cash used for financing activities                              (3,041,000)     (2,216,000)
                                                                         ------------    ------------

Net decrease in cash and equivalents                                       (7,281,000)     (2,576,000)

Cash and equivalents at beginning of period                                13,414,000      24,991,000
                                                                         ------------    ------------

Cash and equivalents at end of period                                    $  6,133,000    $ 22,415,000
                                                                         ============    ============


  The accompanying notes are an integral part of these financial statements.

                                                      SIX MONTHS ENDED MARCH 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Supplemental disclosures of cash flow information:
  Cash received (paid) during
     the period for:
         Interest received                                236,000       748,000
         Interest paid                                   (777,000)      (43,000)
         Income taxes paid                               (860,000)   (1,679,000)

NON-CASH INVESTING AND FINANCING ACTIVITIES

Following is a schedule of assets acquired, liabilities assumed or incurred, and common stock issued in conjunction with the acquisition of Bayshore Industrial, Inc.:

Trade receivables                                                   $ 4,586,000
Related party receivables                                               705,000
Inventories                                                           2,793,000
Prepaid expenses and other assets                                       501,000
Property, plant and equipment                                         5,074,000
Goodwill                                                              5,215,000
Accounts payable                                                     (2,436,000)
Accrued liabilities                                                    (736,000)
Deferred tax liability                                                 (348,000)
Long term debt                                                       (2,616,000)
Common stock issued                                                  (5,895,000)
                                                                    -----------

Cash paid, net of cash acquired                                     $ 6,843,000
                                                                    ===========

During March 1997, the Company made its initial payment to acquire the micropowders business of Exxon Chemical Belgium discussed in Note 3 to the Consolidated Financial Statements. The acquisition was effective April 1, 1997, and the related short-term and long-term portion of this note was included in the consolidated balance sheet less the initial payment. The total amount of the purchase price is included in "other assets".


  The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.     BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1996 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1997, the results of its operations for the three months and six months ended March 31, 1997 and 1996 and the changes in its cash position for the six months ended March 31, 1997 and 1996. Results of operations for the three-month and six-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


NOTE 2.     EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted-average number of common shares outstanding. At March 31, 1997 and 1996, outstanding options and warrants did not have a materially dilutive effect.

During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") located in LaPorte, Texas for approximately $6,900,000 in cash and 1,285,012 shares of ICO common stock and the effective assumption of $2.6 million in debt. Bayshore is a provider of concentrates and compounds to resin producers in the United States. The Company accounted for this acquisition under the purchase method of accounting.

During fiscal 1996, the Company acquired Rainbow Inspection Company of Mississippi, Inc. ("Rainbow", in March 1996), Wedco Technology, Inc. ("Wedco", in April 1996), and Polymer Service, Inc. and Polymer Service of Indiana, Inc. (collectively referred to as "PSI", in July 1996). The fiscal 1996 acquisitions were accounted for under the purchase method of accounting.

The following unaudited pro forma information assumes the Bayshore, PSI and Wedco acquisitions occurred as of the beginning of the periods presented.

                             THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                  1997          1996          1997          1996
                               -----------   -----------   -----------   -----------
Revenues                       $45,288,000   $40,962,000   $89,898,000   $78,080,000
Net income                       1,732,000       943,000     3,782,000     1,780,000
Net income per common and
     common equivalent share           .06           .02           .13           .03


NOTE 3.  SUBSEQUENT EVENTS

Effective April 1, 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business") for an initial payment of Dutch Guilders ("NLG") 843,000 ( $500,000) and five additional payments of NLG 674,000 (approximately $350,000 at April, 1997 exchange rates) payable for each of five years beginning one year after the acquisition date. In addition to the above consideration, the Company purchased beginning inventory from Exxon Chemical Belgium and executed a supply agreement to acquire inventories in the future at scheduled prices. The acquisition of this business complements the Company's existing European operations by allowing for the distribution of rotational molding powders throughout Europe, under the ICO Polymers name.

Effective April 30, 1997 the Company acquired Rotec Chemicals Ltd. ("Rotec") for $2,500,000 cash and 427,351 common shares of ICO, Inc. stock. The Rotec shareholders may also be entitled to additional consideration in cash and ICO common stock based on the future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

On May 5, 1997 the Company acquired the 50% interest of Micronyl-Wedco, S.A. ("Micronyl") not previously owned by the Company. The consideration consisted of 15,000,000 French Francs ( $2,610,000) and the assumption of Micronyl's total outstanding debt as of the acquisition date equal to $1,483,000. Micronyl provides size-reduction and custom compounding services in France.

The following unaudited pro forma information assumes the Rotec, Bayshore, PSI and Wedco acquisitions occurred as of the beginning of the periods presented.

                              THREE MONTHS ENDED MARCH 31, SIX MONTHS ENDED MARCH 31,
                                  1997          1996          1997          1996
                               -----------   -----------   -----------   -----------
Revenues                       $48,119,000   $43,358,000   $95,258,000   $82,348,000
Net income                       1,786,000     1,195,000     3,776,000     1,928,000
Net income per common and
     common equivalent share           .06           .03           .12           .04


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

INTRODUCTION

The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and increased sales volumes in both existing and acquired business lines.

The April 1996 Wedco acquisition occurred during a cyclical downturn in the plastics industry and followed a period during which the domestic management of Wedco was focused upon the sale of Wedco and related matters. The Company believes as a result of these factors, Wedco experienced declines in the utilization of machinery and equipment which resulted in the underabsorption of certain overhead costs in several of Wedco's domestic facilities. Consequently, during its fiscal year ended March 31, 1996, Wedco experienced a decline of both revenues and gross margins in comparison to its historical performance. As part of the strategy initiated with the Wedco acquisition, the Company acquired PSI (which solidified the company's domestic petrochemical size reduction market share and added management expertise), continued to emphasize its European petrochemical processing business and established a domestic sales force. The Company has also implemented a plan of consolidation involving the closure of three domestic petrochemical processing plants. Two plants have already been closed (in Houston, Texas and Long Beach, California) and the third will be closed during fiscal 1997. Due to this timing, the benefits of these closures were not reflected in the results of the first quarter and a portion of the second quarter. The Company believes the closures will reduce operating costs and capital expenditures requirements. As a result of the above initiatives and the reduction of expenses, overall operating results of the Company's size reduction businesses have improved as compared to the combined results of Wedco and PSI for the year earlier periods, prior to these companies being acquired by the Company.

The acquisition of Bayshore in December of 1996 is expected to have the effect of reducing overall petrochemical processing margins. The gross margin percentage for Bayshore's business is generally lower than those generated by the Company's size reduction services because Bayshore typically buys raw materials, improves the material and then sells the finished product. In contrast, the Company's size reduction services typically involve processing customer owned material. The expansion of the Company's distribution business within the petrochemical processing segment will also have the effect of reducing consolidated gross margins.

The Company's revenue is classified within two categories: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services, (new tubular goods inspection), (ii) production sales and services (reclamation and reconditioning of used tubular goods and sucker rods and inspection of new sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from grinding petrochemicals into powders (size reduction), the manufacture of concentrates, compounding, distributing plastic powders to customers, other ancillary services (included in grinding services) and grinding equipment manufacturing. Revenues are recorded as the services are performed or the equipment is shipped to third-parties.

Cost of sales and services is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of Bayshore and the Company's distribution business, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.


RESULTS OF OPERATIONS


                                             THREE MONTHS ENDED MARCH 31,                          SIX MONTHS ENDED MARCH 31,
                                         --------------------------------------------    -----------------------------------------
                                                        % of                   % of                   % of                   % of
NET REVENUES (000'S)                        1997       Total        1996       Total        1997      Total       1996      Total
                                          --------    --------    --------    --------    --------   --------   --------   --------
Exploration Sales and Services            $  8,799          19    $  8,231          37    $ 17,735         22   $ 16,686         38
Production Sales and Services                8,218          18       7,689          35      15,870         20     14,879         34
Corrosion Control Services                   5,420          12       5,505          25      10,798         13     10,942         25
Other Sales and Services                     1,158           3         670           3       1,939          2      1,321          3
                                          --------    --------    --------    --------    --------   --------   --------   --------
Total Oilfield Services Revenues            23,595          52      22,095         100      46,342         57     43,828        100
                                          --------    --------    --------    --------    --------   --------   --------   --------
Total Petrochemical Processing              21,693          48        --          --        35,449         43       --         --
                                          --------    --------    --------    --------    --------   --------   --------   --------
Total                                     $ 45,288         100    $ 22,095         100    $ 81,791        100   $ 43,828        100
                                          ========                ========                ========              ========

                                                 THREE MONTHS ENDED MARCH 31,                      SIX MONTHS ENDED MARCH 31,
                                          --------------------------------------------    -----------------------------------------
                                                       % of                     % of                  % of                   % of
OPERATING PROFIT (000'S)                    1997       Total        1996       Total        1997      Total       1996      Total
                                          --------    --------    --------    --------    --------   --------   --------   --------
Oilfield Services                         $  3,116          62    $  2,833         100    $  7,146         69   $  5,413        100
Petrochemical Processing                     1,938          38        --          --         3,261         31       --         --
                                          --------    --------    --------    --------    --------   --------   --------   --------
Total Operations                             5,054         100       2,833         100      10,407        100      5,413        100
General Corporate Expenses                  (1,664)                 (1,320)                 (4,126)               (2,704)
                                          --------                --------                --------              --------
Total                                     $  3,390                $  1,513                $  6,281              $  2,709
                                          ========                ========                ========              ========

Six and Three Months Ended March 31, 1997 Compared to Six and Three Months Ended March 31, 1996

REVENUES. Consolidated revenues increased 86.6% and 105% in the six and three months ended March 31, 1997, respectively, as compared to the same period last year. These improvements are primarily due to the fiscal 1996 acquisitions.

Oilfield service revenues increased $2,514,000 or 5.7% and $1,500,000 or 6.8% during the six and three months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. Revenues from exploration services increased $1,049,000 or 6.3% and $568,000 or 6.9% from the six and three months ended March 31, 1996, respectively, compared to the same periods of fiscal 1997. These improvements were driven primarily by increased sales volumes of the Company's Houston, Texas tubular service facility. Demand for the Company's exploration services is driven, in part, by the average domestic rig count which increased 16% and 21% during the six and three months ended March 31, 1997, respectively, versus the comparable periods in fiscal 1996. Revenues from production services increased $991,000 or 6.7% and $529,000 or 6.9% for the six and three months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. The demand for these services has been favorably impacted by generally higher oil prices in fiscal 1997 versus fiscal 1996. The increases in production services revenues were due in large part to increased Canadian sucker rod inspection revenues resulting from higher levels of production activity in Western Canada. Corrosion control revenues decreased $144,000 or 1.3% and $85,000 or 1.5% during the six and three months ended March 31, 1997, respectively, compared to the same periods of fiscal 1996. These changes were primarily due to lower West Texas sales volumes. Other sales and services consist of revenues generated by the Company's Canadian subsidiary relating to the reconditioning and selling of engines used in connection with oil well pumping units. These revenues increased due to greater production activity in Western Canada, during fiscal 1997, versus the comparable periods in fiscal 1996.

Petrochemical processing sales and services relate entirely to revenues of the Company's Wedco, PSI and Bayshore subsidiaries which were acquired in April, July and December, 1996, respectively. During the six months ended March 31, 1997 petrochemical processing revenues included grinding and other, concentrate, and distribution revenues of $21,500,000, $12,684,000 and $1,265,000, respectively. During the three months ended March 31, 1997 petrochemical processing revenues included size reduction and other, concentrate, and distribution revenues of $10,831,000, $9,861,000 and $1,001,000, respectively.

COSTS AND EXPENSES. Gross profit as a percentage of revenues were 30.5% and 28.2% during the six and three months ended March 31, 1997, respectively, versus 30.0% and 29.8% for the six and three months ended March 31, 1996, respectively. Within the oilfield services business, gross margins as a percentage of revenues increased less than 1% during the six months ended March 31, 1997 compared to the year earlier period and increased just over 1% during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. These improvements are due to an overall increase in sales volumes and modest price improvements within some of the Company's oilfield services markets without a proportionate increase in costs and expenses. The gross margins of the Company's size reduction operations are generally higher than the margins of the oilfield service operations. Conversely, the gross margins of the Company's concentrate manufacturing and distribution businesses are generally lower due to the higher raw material cost component included in these revenues as compared to the Company's other petrochemical services. The Company anticipates that as the concentrate and distribution businesses expand, overall gross margins, as a percentage of sales, will decline.

The Company closed two petrochemical processing facilities during the six months ended March 31, 1997 and plans to close a third facility in fiscal 1997 (See "Introduction"). Due to the timing of the closures, however, the full cost benefits of the closures were not reflected in the results of the first quarter and a portion of the second quarter.

Selling, general and administrative costs increased $5,816,000 and $2,996,000 during the six and three months ended March 31, 1997, respectively, versus the same periods of fiscal 1996. Selling, general and administrative costs as a percentage of sales decreased to 16.6% and 14.8% during the six and three months ended March 31, 1997, respectively, from 17.7% and 16.8% for the six and three months ended March 31, 1996. The overall increases in these costs were primarily the result of acquisitions in the latter part of fiscal 1996 and in fiscal 1997 and, to a lesser extent, higher legal and employee compensation expenses during the six and three months ended March 31, 1997 versus the same periods of fiscal 1996, partially offset by lower costs relating the Company's workers' compensation insurance program.

Depreciation and amortization expense increased from $2,676,000 and $1,337,000 for the six and three months ended March 31, 1996, respectively, to $5,109,000 and $2,608,000 for the six and three months ended March 31, 1997. The increases resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during fiscal 1996 and fiscal 1997.

OPERATING INCOME. Operating income increased from $2,709,000 and $1,513,000 for the six and three months ended March 31, 1996, respectively, to $6,281,000 and $3,390,000 for the same periods of fiscal 1997. The increases are due to the changes in revenues and costs and expenses discussed above. Particularly significant were lower insurance costs relating to workers' compensation, within the oilfield service operations.

INTEREST INCOME/EXPENSE. Net interest expense was $531,000 and $332,000 during the six and three months ended March 31, 1997, respectively. For the six and three months ended March 31, 1996, the Company had net interest income of $705,000 and $329,000, respectively. These changes are due to the fiscal 1996 and fiscal 1997 acquisitions which increased the Company's debt and reduced investable cash balances.

INCOME TAXES. The Company's effective tax rate increased to 38.4% and 43.3% during the six and three months of fiscal 1997, respectively, compared to 5.3% and 5.1% during the same periods of fiscal 1996. This change is due to the Company decreasing its valuation allowance through the provision for income taxes to reflect its ability to benefit from temporary differences during fiscal 1996. In connection with the April 1996 acquisition of Wedco, the Company reversed the remaining valuation allowance against net tax assets expected to be realized, resulting in a decrease of acquired goodwill. As a result of the reversal of the valuation allowance in April 1996 and increased goodwill amortization, which is not tax deductible, provisions for income taxes for periods subsequent to the Wedco acquisition will be higher as a percentage of pre-tax income than reported in fiscal 1995 and fiscal 1996.

NET INCOME. For the six and three months ended March 31, 1997, the Company had net income of $3,579,000 and $1,732,000, respectively, as compared to net income of $3,274,000 and $1,773,000 for the same periods in fiscal 1996 due to the factors described above.

FOREIGN CURRENCY TRANSLATION. The fluctuation of the dollar against the Dutch Guilder, the British Pound and the Swedish Krona has impacted the translation of revenues and income of Wedco's European operations into U.S. dollars for the six months ended March 31, 1997. Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against these currencies and changes in the net assets of foreign subsidiaries, stockholders' equity decreased net of deferred income taxes by $793,000 during the six months ended March 31, 1997. This change was due primarily to a change of Dutch Guilder to U.S. Dollar exchange rates.


Liquidity and Capital Resources

Cash and cash equivalents decreased $7,281,000 during the six months ended March 31, 1997 to $6,133,000 from $13,414,000 at September 30, 1996. This change resulted from cash generated by operating activities offset by cash used for investing and financing activities, discussed below.

For the six months ended March 31, 1997 cash provided by operating activities increased to $7,732,000 compared to $4,076,000 for the six months ended March 31, 1996. The increase was primarily due to higher net income and depreciation and amortization expense offset by various changes in working capital accounts. The Company had working capital of $28,045,000 at March 31, 1997 compared to $29,882,000 at September 30, 1996.

Cash flows used for financing activities increased to $3,041,000 during the first six months of fiscal year 1997 compared to $2,216,000 during the first six months of 1996. The increase is due to the increase in common stock dividends, resulting from the increase in the number of common shares outstanding, offset by lower net debt repayments, net of debt incurred.

Capital expenditures totaled $5,172,000 during the six months ended March 31, 1997 excluding property, plant and equipment of $5,074,000 acquired with the acquisition of Bayshore. Of the capital expenditures, $1,952,000 related to the oilfield services segment and the remaining related to the petrochemical processing business. The expenditures were primarily incurred to enhance and expand existing facilities. For the remainder of fiscal 1997, capital expenditures are expected to be approximately $7,800,000 and are expected to be financed through cash generated from operations and existing cash. This figure includes approximately $3,000,000 to build an additional compounding line within the Company's LaPorte, Texas facility. The Company used $6,843,000 in cash, net of cash acquired, to purchase Bayshore.

During the period commencing on October 1, 1995 and ended on March 31, 1997, the Company has acquired four companies, three within the specialty petrochemical processing businesses. Since March 31, 1997, the Company has acquired three additional businesses. These acquisitions required significant investment by the Company in cash, Company common stock issued to the former owners of the acquired businesses and indebtedness effectively assumed by the Company. Much of the changes of the March 31, 1997 balance sheet from September 30, 1996 are a result of these acquisitions (including $2,247,000 in "other assets" relating to the acquisition of the Micropowders Business which was effective April 1, 1997). The Company anticipates it will continue to seek acquisitions which will be funded with existing cash, the issuance of equity securities and/or the assumption or incurrence of indebtedness, including indebtedness under the Company's domestic credit facility.

As of March 31, 1997, the Company had approximately $18,452,000 in additional borrowing capacity available under various credit arrangements. $14,616,000 of this amount is available under the Company's domestic credit facility and the remaining is available under various foreign facilities. Subsequent to March 31, 1997, the Company borrowed $5.3 million under its bank credit facility primarily to fund the Rotec and Micronyl acquisitions.

On May 12, 1997 the Company announced its engagement of a placement agent to assist it in a private offering of an aggregate of $100 million of Senior Notes to institutional investors to refinance indebtedness, for capital expenditures and for acquisitions and other general corporate purposes. The offering will be effected without registration under the Securities Act of 1933 or any state securities law. The senior Notes may not be publicly offered or sold in the United States absent registration or an applicable exemption from such registration requirements. There can be no assurance that the offering will be completed.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a named defendant in 12 cases involving 12 plaintiffs, filed since June 1990, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. Three of the pending personal injury cases involve three alleged silicosis-related deaths, which are premised upon allegations of gross negligence. The standard liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition or results of operations. The Company has in effect general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial conditions or results of operations of the Company.

The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes") pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $1,000,000. BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site; current plans set forth in the federal Record of Decision for cleanup of the site call for bioremediation of the soils and natural attenuation of contaminants in the groundwater. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

During December of 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992.

The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally, with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $4,500,000 (net of current accruals) in the aggregate, for all claims.

Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed by Wedco against Polyvector Corporation ("Polyvector") and John Lefas ("Lefas"), the current president of WedTech and principal shareholder of Polyvector, which is pending in the federal district court for the District of New Jersey. Wedco alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants and seeks performance of the terms of such agreement. WedTech, Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, injunctive relief, recission of the transfer of WedTech shares in the merger between Wedco and the Company and reimbursement for alleged damages. The case is in the preliminary discovery stage. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims.

Permian Enterprises, Inc., a wholly owned subsidiary of the Company ("Permian") is a defendant in a case filed by Tidelands Oil Production Company ("Tidelands") pending in the Superior Court of Los Angeles County, California (Long Beach division) alleging Permian is liable for damages exceeding $1.1 million suffered by Tidelands and third parties resulting from the failure of a pipe owned by Tidelands and which was allegedly lined by Permian. Discovery in this case is ongoing, and a jury trial in the case is currently scheduled for 1998. The outcome of this litigation cannot be predicted, but the Company believes Permian has meritorious defenses in this matter.

The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES

During and subsequent to the quarter ended March 31, 1997, the Company issued the following unregistered common shares which were exempt pursuant to Section 4(2) of the Securities Act of 1933:

                      Number of Shares
     Date             of Common Stock       Transaction
     ----             ---------------       -----------
   March 26, 1997        113,446            Issued to former shareholders of Bayshore
                                            Industrial, Inc. for working capital adjustment
                                            pursuant to merger agreement

   April 30, 1997        427,351            Issued to former shareholders of Rotec Chemicals, Ltd.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on March 3, 1997 for the following purposes:

     1) To elect four Class III Directors to serve until the 2000 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

     2) To ratify and approve the selection of Price Waterhouse LLP as the Company's independent accountants for the ensuing fiscal year; and

     3) To consider and act upon any matters incidental to the foregoing purposes and transact such other business as may properly come before the meeting or any adjournment thereof.

Holders of shares of Common Stock of record on the books of the Company at the close of business on January 13, 1997 were entitled to vote at the meeting.

Asher O. Pacholder, John F. Williamson, Walter L. Leib and James E. Gibson were elected as Class III Directors at the annual meeting with 19,214,810, 19,300,231, 19,299,278 and 19,300,231 votes for; and 211,947, 126,526, 127,479 and 126,526 abstentions, respectively. There were zero votes against and zero votes withheld.

The selection of Price Waterhouse LLP as the Company's auditors for the 1997 fiscal year was approved by the following vote: 19,016,658 votes for, 25,945 votes against, 66,422 abstentions and 317,732 votes withheld.

ITEM 5.  OTHER INFORMATION

On May 12, 1997 the Company announced that it has engaged a placement agent to assist it in a private offering to institutional investors of an aggregate of $100,000,000 of Senior Notes. Proceeds of the offering will be used to refinance outstanding indebtedness of the Company and its subsidiaries, for capital expenditures, for acquisitions and other general corporate purposes.

The offering will be effected without registration under the Securities Act of 1933 or any state securities law. The Senior Notes may not publicly be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. There can be no assurance that the offering will be completed.

In connection with the offering, the Company is including pro forma financial information to reflect the 1996 acquisitions of Wedco Technology, Inc., the Polymer Service companies, the 1997 acquisitions of Bayshore Industrial, Inc. and Rotec Chemicals, Ltd. and the offering. The PSI and Bayshore acquisitions did not require an 8-K Filing under Item 2 and thus, the Company is filing as
Exhibit 99.1, which is hereby incorporated by reference, the unaudited pro forma condensed consolidated financial statements for and as of the six months ended March 31, 1996 and the fiscal year ended September 30, 1996 to give effect to the acquisitions above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

     Exhibit 10 -     Amended and Restated Business Loan Agreement dated
                      February 21, 1997 between the Registrant and Bank of
                      America, Texas, N.A.

     Exhibit 27 -     Financial Data Schedule

     Exhibit 99.1 -   Unaudited pro forma condensed consolidated financial
                      statements as of and for the six months ended March 31, 1997 and the fiscal year ended September 30, 1996


On May 12, 1997 the Company filed a Form 8-K Current Report regarding the acquisition of Rotec Chemicals, Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.













                                            ICO, Inc.
                                            -----------------------------------
                                            (Registrant)






                                            /s/ Asher O. Pacholder
May 15, 1997                                -----------------------------------
                                            Asher O. Pacholder
                                            Chairman and Chief Financial Officer
                                            (Principal Financial Officer)





                                            /s/ Jon C. Biro
                                            -----------------------------------
                                            Jon C. Biro
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10        -     Amended and Restated Business Loan Agreement dated February
                 21, 1997 between the Registrant and Bank of America, Texas,
                 N.A.

 27        -     Financial Data Schedule

 99.1      -     Unaudited pro forma condensed consolidated financial statements as of and for the six months ended March 31, 1997 and the
                 fiscal year ended September 30, 1996
