Form 10-Q
period 1997-06-30
ICO INC
filed 1997-08-14
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068


                                    ICO, INC.
             (Exact name of registrant as specified in its charter)


                Texas                                      75-1619554
      -----------------------------              ---------------------------
        (State of incorporation)            (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                 77077
--------------------------------------------             ------------
(Address of principal executive offices)                  (Zip Code)


                                 (281) 721-4200
                               (Telephone Number)


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


               Common stock, without par value: 21,462,007 shares
                        outstanding as of August 14, 1997

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                                                    PAGE

         Item 1. Financial Statements


                 Consolidated Balance Sheets as of June 30, 1997 and
                 September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Consolidated Statements of Operations for the Three
                 Months and Nine Months Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . .     4

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

         Item 3. Defaults upon Senior Securities (no response required) . . . . . . . . . . . . . . . . . . . . .    -

         Item 4. Submission of Matters to a Vote of Security Holders (no response required) . . . . . . . . . . .    -

         Item 5. Other Information (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                            JUNE 30,                 SEPTEMBER 30,
                                                                              1997                        1996
                                                                   -----------------------      ---------------------
ASSETS
------
Current assets:
    Cash and equivalents                                                    $  102,278,000      $  13,414,000
    Trade receivables (less allowance for doubtful accounts of
         $708,000  and $972,000, respectively)                                  39,283,000         25,279,000
    Inventories                                                                 14,747,000          7,556,000
    Income tax receivable                                                               --             16,000
    Deferred tax asset                                                           3,924,000          4,052,000
    Prepaid expenses and other                                                   3,212,000          3,023,000
                                                                            --------------      -------------
         Total current assets                                                  163,444,000         53,340,000
                                                                            --------------      -------------

Property, plant and equipment, at cost                                         137,465,000        126,170,000
    Less - accumulated depreciation and amortization                           (52,828,000)       (53,585,000)
                                                                            --------------      -------------
                                                                                84,637,000         72,585,000
                                                                            --------------      -------------
Other assets:
    Goodwill (less accumulated amortization of
         $4,726,000 and $4,039,000, respectively)                               41,363,000         29,915,000
    Investment in joint ventures                                                 2,719,000          4,619,000
    Other                                                                        8,498,000          2,932,000
                                                                            --------------      -------------
                                                                            $  300,661,000      $ 163,391,000
                                                                            ==============      =============

L I A B I L I T I E S   A N D  S T O C K H O L D E R S'   E Q U I T Y
---------------------------------------------------------------------
Current liabilities:
    Short term borrowings and current portion of long-term debt             $    6,164,000      $   3,880,000
    Accounts payable                                                            16,247,000          8,538,000
    Accrued insurance                                                            1,573,000          1,613,000
    Accrued salaries and wages                                                   1,607,000          2,001,000
    Accrued litigation costs                                                     2,065,000          2,071,000
    Income taxes payable                                                           275,000                 --
    Accrued expenses                                                             7,693,000          5,355,000
                                                                            --------------      -------------
         Total current liabilities                                              35,624,000         23,458,000

Deferred income taxes                                                            2,794,000          1,648,000
Long-term liabilities                                                            3,236,000          2,269,000
Long-term debt, net of current portion                                         131,003,000         15,422,000
                                                                            --------------      -------------
         Total liabilities                                                     172,657,000         42,797,000
                                                                            --------------      -------------

Stockholders' equity:
    Preferred stock, without par value - 500,000 shares authorized;
      322,500 shares issued and outstanding with a liquidation
      preference of $32,250,000                                                     13,000             13,000
    Common stock, without par value - 50,000,000 shares authorized;
     21,443,477 and 19,682,494 shares issued and outstanding,
         respectively                                                           36,090,000         35,822,000
    Additional paid-in capital                                                 110,452,000        102,429,000
    Cumulative translation adjustment                                           (1,050,000)            32,000
    Accumulated deficit                                                        (17,501,000)       (17,702,000)
                                                                            --------------      -------------
                                                                               128,004,000        120,594,000
                                                                            --------------      -------------
Commitments and contingencies                                                           --                 --
                                                                            --------------      -------------
                                                                            $  300,661,000      $ 163,391,000
                                                                            ==============      =============





   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                      THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                     -----------------------------       -------------------------------
                                                         1997              1996             1997             1996
                                                     -------------     -----------       ------------      -------------

 Revenues:
      Oilfield sales and services                    $ 25,768,000      $22,896,000       $ 72,110,000      $  66,726,000
      Petrochemical processing sales and services      29,486,000        6,744,000         64,935,000          6,744,000
                                                     -------------     -----------       ------------      -------------

 Total net revenues                                    55,254,000       29,640,000        137,045,000         73,470,000
                                                     -------------     -----------       ------------      -------------

 Cost and expenses:
      Cost of sales and services                       39,851,000       20,382,000         96,662,000         51,051,000
      Selling, general and administrative               8,591,000        5,276,000         22,182,000         13,050,000
      Depreciation                                      2,646,000        2,017,000          7,325,000          4,638,000
      Goodwill amortization                               257,000          132,000            687,000            188,000
                                                     -------------     -----------       ------------      -------------
                                                       51,345,000       27,807,000        126,856,000         68,927,000
                                                     -------------     -----------       ------------      -------------

 Operating income                                       3,909,000        1,833,000         10,189,000          4,543,000
                                                     -------------     -----------       ------------      -------------

 Other income and expense:
      Interest income                                     380,000          298,000            616,000          1,046,000
      Interest expense                                 (1,382,000)        (251,000)        (2,148,000)          (294,000)
      Equity in income of joint ventures                      --            43,000             14,000             43,000
      Gain on sale of fixed assets                         62,000           18,000             85,000             61,000
      Other                                                 1,000              --              19,000                --
                                                     -------------     -----------       ------------      -------------
                                                         (939,000)         108,000         (1,414,000)           856,000
                                                     -------------     -----------       ------------      -------------
 Income before taxes                                    2,970,000        1,941,000          8,775,000          5,399,000
 Provision for income taxes                             1,341,000          513,000          3,568,000            697,000
                                                     -------------     -----------       ------------      -------------

 Net income                                             1,629,000        1,428,000          5,207,000          4,702,000
                                                     -------------     -----------       ------------      -------------

 Preferred Dividends                                      544,000          544,000          1,632,000          1,633,000
                                                     -------------     -----------       ------------      -------------
 Net Income applicable to common stock               $  1,085,000      $   844,000       $  3,575,000      $   3,069,000
                                                     ============      ===========       ============      =============

 Earnings applicable to common and
   common equivalent shares                          $        .05      $       .06       $        .17      $         .27
                                                     ============      ===========       ============      =============
 Weighted average common and common
   equivalent shares outstanding                       21,307,288       15,912,563         20,911,797         11,241,031
                                                     ============      ===========       ============      =============






   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            NINE MONTHS ENDED JUNE 30,
                                                          -----------------------------
                                                             1997                 1996
                                                             -----                -----
Cash flows from operating activities:
    Net income                                            $   5,207,000       $  4,702,000

Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             8,012,000          4,826,000
    Gain on disposition of property, plant, and equipment       (85,000)           (61,000)
    Non-cash interest expenses                                   67,000                --
    Equity in income of joint ventures                          (14,000)           (43,000)
    Changes in assets and liabilities, net of the effects
      of business acquisitions:
         Receivables                                         (4,678,000)         1,143,000
         Inventories                                         (3,581,000)        (1,341,000)
         Prepaid expenses and other                             438,000           (379,000)
         Income taxes payable                                   384,000         (1,140,000)
         Deferred taxes                                       2,342,000           (243,000)
         Accounts payable                                     3,028,000          2,000,000
         Accrued expenses                                    (3,969,000)        (1,988,000)
                                                          -------------       ------------

         Total adjustments                                    1,944,000         (2,774,000)
                                                          -------------       ------------

      Net cash provided by operating activities               7,151,000          7,476,000
                                                          -------------       ------------

Cash flows from investing activities:
    Capital expenditures                                     (9,832,000)        (7,136,000)
    Acquisitions, net of cash acquired                      (10,377,000)        (4,518,000)
    Dispositions of property, plant and equipment               332,000             70,000
                                                          -------------       ------------

      Net cash provided by investing activities             (19,877,000)       (11,584,000)
                                                          -------------       ------------

Cash flows from financing activities:
    Net proceeds from sale of stock                             251,000            361,000
    Proceeds from pre-acquisition exercise of stock options         --           1,182,000
    Payment of dividend on preferred stock                   (1,632,000)        (1,633,000)
    Payment of dividend on common stock                      (3,375,000)        (1,866,000)
    Additional debt                                         121,702,000            945,000
    Reductions of debt                                      (15,356,000)        (2,054,000)
                                                          -------------       ------------

      Net cash provided by (used for) financing activities  101,590,000         (3,065,000)
                                                          -------------       ------------

Net increase (decrease) in cash and equivalents              88,864,000         (7,173,000)

Cash and equivalents at beginning of period                  13,414,000         24,991,000
                                                          -------------       ------------

Cash and equivalents at end of period                     $ 102,278,000       $ 17,818,000
                                                          =============       ============





   The accompanying notes are an integral part of these financial statements.

                                                                 NINE MONTHS ENDED JUNE 30,
                                                               ------------------------------
                                                                 1997               1996
                                                                 -----              -----


Supplemental disclosures of cash flow information:
    Cash received (paid) during the period for:
         Interest, net                                         (786,000)           628,000
         Income taxes paid                                   (1,320,000)        (2,207,000)




NON-CASH INVESTING AND FINANCING ACTIVITIES

Following is a schedule of assets acquired, reduction in investment in joint venture, liabilities assumed or incurred, and common stock issued in conjunction with the acquisitions of Bayshore Industrial, Inc., the Micropowders Business, Rotec Chemicals, Ltd. and Micronyl-Wedco, S.A. (See Note
2):



Trade receivables                                           $ 8,606,000
Related party receivables                                       705,000
Inventories                                                   3,728,000
Prepaid expenses and other assets                             1,718,000
Deferred tax asset                                               50,000
Property, plant and equipment                                11,926,000
Goodwill                                                      9,961,000
Investment in joint venture - Micronyl                       (1,689,000)
Accounts payable                                             (4,687,000)
Accrued liabilities                                          (3,735,000)
Deferred tax liability                                         (851,000)
Long term debt                                               (7,315,000)
Common stock issued                                          (8,040,000)
                                                            -----------

Cash paid, net of cash acquired                             $10,377,000
                                                            ===========





   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1996 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1997, the results of its operations for the three and nine months ended June 30, 1997 and 1996 and the changes in its cash position for the nine months ended June 30, 1997 and 1996. Results of operations for the three-month and nine-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Certain reclassifications have been made to prior year amounts in order to conform to current year classifications.


NOTE 2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. At June 30, 1997 and 1996, outstanding options and warrants did not have a materially dilutive effect.


NOTE 3.  ACQUISITIONS

During fiscal 1996, the Company acquired Rainbow Inspection Company of Mississippi, Inc. ("Rainbow", in March 1996), Wedco Technology, Inc. ("Wedco", in April 1996), and Polymer Service, Inc. and Polymer Service of Indiana, Inc. (collectively referred to as "PSI", in July 1996). The fiscal 1996 acquisitions were accounted for under the purchase method of accounting.

During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") located in LaPorte, Texas for approximately $6,900,000 in cash and 1,285,012 shares of ICO common stock and the effective assumption of $2,616,000 in debt. Bayshore is a provider of concentrates and compounds to resin producers in the United States. The Company accounted for this acquisition under the purchase method of accounting.

Effective April 1, 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business") for an initial payment of Dutch Guilders ("NLG") 843,000 ($500,000) and five additional payments of NLG 674,000 (approximately $340,000 at June 30, 1997 exchange rates) payable for each of five years beginning one year after the acquisition date. In addition to the above consideration, the Company purchased beginning inventory from Exxon Chemical Belgium and executed a supply agreement to acquire inventories in the future at scheduled prices, based upon published market prices. The acquisition of this business complements the Company's existing European operations by allowing for the distribution, through the Company's ICO Polymers subsidiaries, of polyethylene powders throughout Europe, using the "Escorene" brand name.

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

On May 5, 1997 the Company acquired the 50% interest of Micronyl-Wedco, S.A. ("Micronyl") not previously owned by the Company. The consideration consisted of 15,000,000 French Francs ($2,610,000) and the assumption of Micronyl's total outstanding debt as of the acquisition date equal to $1,539,000. Micronyl provides size-reduction and custom compounding services in France.

The following unaudited pro forma information assumes the following material acquisitions: Wedco, PSI, Bayshore, Rotec, and Micronyl occurred as of the beginning of the periods presented.

                                           Three Months Ended June 30,         Nine Months Ended June 30,
                                               1997          1996                 1997            1996
                                           ----------     -----------          ----------      ---------
        Revenues                            $57,178,000    $45,118,000         $156,004,000    $131,587,000
        Net income                            1,702,000        535,000            5,245,000       2,197,000
        Net income per common and
           common equivalent share                  .05            .00                  .17             .03
        Weighted average shares
           outstanding                       21,443,475     21,385,825           21,612,008      21,343,916


NOTE 4.  SUBSEQUENT EVENTS

On July 21, 1997 the Company acquired Verplast S.p.A. ("Verplast") for $18,293,000 in cash and the assumption of $7,100,000 in debt. The Company used a portion of the proceeds of the recently issued Senior Notes due 2007 to acquire Verplast and will account for the acquisition using the purchase method of accounting. Verplast, located in northern Italy, is a supplier of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

The following unaudited pro forma information assumes the following material acquisitions: Wedco, PSI, Bayshore, Rotec, Micronyl and Verplast occurred as of the beginning of the periods presented.



                                         THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                          1997               1996             1997                  1996
                                        ---------         ---------           -------             --------

        Revenues                            $67,301,000    $53,664,000         $182,629,000     $153,543,000
        Net income                            2,066,000        673,000            5,864,000        2,608,000
        Net income per common and
           common equivalent share                  .07            .01                  .20              .05
        Weighted average shares
           outstanding                       21,443,475     21,385,825           21,612,008       21,343,916


NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                                    June 30, 1997                  September 30, 1996
                                                   ---------------                --------------------
        Finished Goods                               $ 5,290,000                $ 3,633,000
        Raw Materials                                  5,870,000                    826,000
        Work in Progress                                 865,000                    722,000
        Supplies                                       2,722,000                  2,375,000
                                                   -------------               ------------
                                                     $14,747,000                $ 7,556,000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This material contains "Forward-Looking Statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements, due to a number of factors including those discussed in Exhibit 99, can differ materially from results suggested by these forward-looking statements.

INTRODUCTION

The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and increased sales volumes in both existing and acquired business lines.

The April 1996 Wedco acquisition occurred during a cyclical downturn in the plastics industry and followed a period during which the domestic management of Wedco was focused upon the sale of Wedco and related matters. The Company believes as a result of these factors, Wedco experienced declines in the utilization of machinery and equipment which resulted in the underabsorption of certain overhead costs in several of Wedco's domestic facilities.
Consequently, during its fiscal year ended March 31, 1996, Wedco experienced a decline of both revenues and gross margins in comparison to its historical performance. As part of the strategy initiated with the Wedco acquisition, the Company acquired PSI (which solidified the Company's domestic petrochemical size reduction market share and added management expertise), continued to emphasize its European petrochemical processing business, through acquisition and expansion of the Company's distribution business, and established a domestic sales force. The Company has also implemented a plan of consolidation involving the closure of three domestic petrochemical processing plants. Two plants have already been closed (in Houston, Texas and Long Beach, California)
and the third will be closed during fiscal 1997.   Due to this timing, the
benefits of the Houston and Long Beach closures were not reflected in the results of the first quarter and a portion of the second quarter. The Company believes the closures will reduce operating costs and capital expenditures requirements. As a result of the above initiatives and the reduction of expenses, overall operating results of the Company's size reduction businesses have improved as compared to the combined results of Wedco and PSI for the year earlier periods, prior to these companies being acquired by the Company.

The acquisition of Bayshore in December of 1996 had the effect of reducing overall petrochemical processing margins as a percentage of revenues. The gross margin percentage for Bayshore's business is generally significantly lower than those generated by the Company's size reduction services because Bayshore typically buys raw materials, improves the material and then sells the finished product. In contrast, the Company's size reduction services typically involve processing customer-owned material. The expansion of the Company's distribution business within the petrochemical processing segment also will have the effect of reducing the percentage of consolidated gross margins to revenues.

The Company's revenue is classified within two categories: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services, (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from grinding petrochemicals into powders (size reduction), including other ancillary services and grinding equipment manufacturing, compounding sales and services, which includes the manufacture and sale of concentrates, and distributing plastic powders. Revenues are recorded as the services are performed or the equipment is shipped to third parties.

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

RESULTS OF OPERATIONS

                                         Three Months Ended June 30,                 Nine Months Ended June 30,
                                      ----------------------------------          --------------------------------------
                                                % of                % of                     % of                % of
 NET REVENUES (000'S)                 1997     Total      1996     Total          1997      Total      1996     Total
                                      ----------------------------------          --------------------------------------
 Exploration Sales and Services      $ 9,886      38    $ 9,186       40         $ 27,621      38      $ 25,872      39
 Production Sales and Services         8,570      33      7,877       34           24,440      34        22,758      34
 Corrosion Control Sales and           6,472      25      5,346       23           17,270      24        16,288      24
     Services
 Other Sales and Services                840       4        487        3            2,779       4         1,808       3
                                     -------     ---    -------      ---         --------     ---      --------     ---
 Total Oilfield Services Revenues     25,768     100     22,896      100           72,110     100        66,726     100
                                     -------            -------                  --------              --------

 Grinding Services and Other
      Sales and Services              11,674      40      6,109       91           33,014      51         6,109      91
 Compounding Sales and Services       12,920      44        635        9           25,765      40           635       9
 Distribution                          4,892      16        --        --            6,156       9           --       --
                                     -------     ---    -------      ---         --------     ---      --------     ---

 Total Petrochemical Processing       29,486     100      6,744      100           64,935     100         6,744     100
                                     -------              -----                    ------                 -----

                                     $55,254            $29,640                  $137,045              $ 73,470
                                     =======            =======                  ========              ========



                                         Three Months Ended June 30,                 Nine Months Ended June 30,
                                      ----------------------------------          --------------------------------------
                                                % of                % of                     % of                % of
 OPERATING PROFIT (000'S)             1997     Total      1996     Total          1997      Total      1996     Total
                                      ----------------------------------          --------------------------------------
 Oilfield Services                   $ 4,210      66    $ 3,585       85         $ 11,356      68      $  8,998      93
 Petrochemical Processing              2,154      34        641       15            5,414      32           641       7
                                     -------     ---    -------      ---         --------     ---      --------     ---

 Total Operations                      6,364     100      4,226      100           16,770     100         9,639     100
 General Corporate Expenses           (2,455)            (2,393)                   (6,581)               (5,096)
                                      ------             ------                    ------                ------

                                     $ 3,909            $ 1,833                  $ 10,189              $  4,543
                                     =======            =======                  ========              ========



Nine and Three Months Ended June 30, 1997 Compared to Nine and Three Months Ended June 30, 1996

REVENUES. Consolidated revenues increased $63,575,000 or 86.5% and $25,614,000 or 86.4% during the nine and three months ended June 30, 1997, respectively, as compared to the same periods last year. These improvements are primarily due to the acquisitions of Wedco, PSI, Bayshore, the Micropowders Business, Rotec, Micronyl and growth in the Company's oilfield service business.

Oilfield service revenues increased $5,384,000 or 8.1% and $2,872,000 or 12.5% during the nine and three months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. Revenues from exploration services increased $1,749,000 or 6.8% and $700,000 or 7.6% from the nine and three months ended June 30, 1996, respectively, compared to the same periods of fiscal 1997.
These increases were driven primarily by increased sales volumes and modest pricing improvements of the Company's Houston, Texas tubular service facility. Demand for the Company's exploration services is driven, in part, by the average domestic rig count which has increased during the nine and three months ended June 30, 1997, versus the comparable periods in fiscal 1996. Revenues from production services increased $1,682,000 or 7.4% and $693,000 or 8.8% for the nine and three months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. The demand for these services has been favorably impacted by generally higher oil prices in fiscal 1997 versus fiscal 1996.
The increases in production services revenues were due in large part to increased oil and gas production activity in Western Canada and increased sales volumes in West Texas. Corrosion control revenues increased $982,000 or 6.0% and $1,126,000 or 21.1% during the nine and three months ended June 30, 1997, respectively, compared to the same periods of fiscal 1996. These changes were primarily due to increased drilling activity, the success of the Company's new product lines and, to a lesser extent, higher average sales prices. Other sales and services consist of revenues generated by the Company's Canadian subsidiary relating to the reconditioning and selling of engines used in connection with oil well pumping units. These revenues increased due to the increased production activity in Western Canada during fiscal 1997 versus the comparable periods in fiscal 1996.

Petrochemical Processing sales and services included only the operations of Wedco in the fiscal 1996 periods, which was acquired on April 30, 1996. Petrochemical revenues have increased due to the timing of the Wedco acquisition, the purchase of PSI in the fourth quarter of fiscal 1996 and the acquisitions made in fiscal 1997. See the unaudited pro forma information presented in Notes 3 and 4. During the quarter ended June 30, 1997, sales to Dow Chemical Company and its affiliates accounted for approximately 11% of the Company's consolidated revenues.

COSTS AND EXPENSES. Gross profit (calculated as revenues minus cost of sales) as a percentage of revenues were 29.5% and 27.9% during the nine and three months ended June 30, 1997, respectively, versus 30.5% and 31.2% for the nine and three months ended June 30, 1996, respectively. Within the oilfield services business, gross profits as a percentage of revenues increased 1.2% during the nine months ended June 30, 1997 compared to the year earlier period and increased 2.4% during the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. These improvements are due to an overall increase in sales volumes and modest average price improvements (in part due to a change in customer and product mix), within some of the Company's oilfield services markets without a proportionate increase in costs and expenses. The overall decline in gross profits in fiscal 1997 versus the comparable 1996 periods resulted from the increase in Bayshore revenues (acquired December 1996) and distribution revenues, which generate lower gross profits as a percentage of revenues. Gross profits as a percentage of revenues of the Company's size reduction operations are generally higher than the gross profits of the oilfield service operations. Conversely, the gross profits, as a percentage of sales, of the Company's concentrate manufacturing and distribution businesses are generally significantly lower due to the raw material cost component included in these revenues as compared to the Company's other petrochemical services, which are performed on a toll basis. The Company anticipates that as the concentrate and distribution businesses expand, consolidated gross profits, as a percentage of sales, will decline.

Selling, general and administrative costs increased $9,132,000 and $3,315,000 during the nine and three months ended June 30, 1997, respectively, versus the same periods of fiscal 1996. Selling, general and administrative costs as a percentage of sales decreased to 16.2% and 15.6% during the nine and three months ended June 30, 1997, respectively, from 17.7% and 17.8% for the nine and three months ended June 30, 1996, resulting primarily from the acquisitions made in the latter part of fiscal 1996 and during fiscal 1997. The overall increase in selling, general and administrative costs during the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 is also due to the late fiscal 1996 and fiscal 1997 acquisitions and to a lesser extent (in order of magnitude): higher employee compensation expenses and higher legal costs offset by lower costs relating to the Company's workers' compensation insurance program. The increase during the third quarter of fiscal 1997 versus the year earlier quarter is due to the same factors described above for the year-to-date change, with the exception of legal expenses which were fairly consistent in the third quarter of fiscal 1997 versus the same quarter of fiscal 1996.

Depreciation and amortization expense increased to $8,012,000 and $2,903,000 for the nine and three months ended June 30, 1997, respectively, from $4,826,000 and $2,149,000 for the nine and three months ended June 30, 1996, respectively. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during fiscal 1996 and 1997.

OPERATING INCOME. Operating income increased to $10,189,000 and $3,909,000 for the nine and three months ended June 30, 1997, respectively, from $4,543,000 and $1,833,000 for the same periods of fiscal 1996. The increases are due to the changes in revenues and costs and expenses discussed above. Particularly significant were lower insurance costs relating to workers' compensation within the oilfield service operations.

INTEREST INCOME/EXPENSE. Net interest expense was $1,532,000 and $1,002,000 during the nine and three months ended June 30, 1997, respectively. For the nine and three months ended June 30, 1996, the Company had net interest income of $752,000 and $47,000, respectively. These changes are due to the June 1997 issuance of the $120,000,000 Senior Notes due 2007, bearing an interest rate of 10 3/8% ("Senior Notes"), the utilization of cash balances and the assumption of debt in connection with the fiscal 1996 and 1997 acquisitions.

INCOME TAXES. The Company's effective tax rate increased to 40.7% and 45.2% during the nine and three months of fiscal 1997, respectively, compared to 12.9% and 26.4% during the same periods of fiscal 1996. This change is due to the Company decreasing its valuation allowance through the provision for income taxes to reflect its ability to benefit from temporary differences during fiscal 1996. In connection with the April 1996 acquisition of Wedco, the Company reversed the remaining valuation allowance against net tax assets expected to be realized, resulting in a decrease of acquired goodwill. As a result of the reversal of the valuation allowance in April 1996 and increased goodwill amortization, which is not tax deductible, provisions for income taxes for periods subsequent to the Wedco acquisition will be higher as a percentage of pre-tax income than reported in fiscal 1996. The Company's effective tax rate will also vary as a result of the mix of domestic and foreign pre-tax income since, currently, the Company's domestic effective tax rate is higher than the effective tax rate of foreign operations.

NET INCOME. For the nine and three months ended June 30, 1997, the Company had net income of $5,207,000 and $1,629,000, respectively, as compared to net income of $4,702,000 and $1,428,000 for the same periods of fiscal 1996, due to the factors described above.

FOREIGN CURRENCY TRANSLATION. The fluctuation of the dollar against the Dutch Guilder, the British Pound, the French Franc and the Swedish Krona, has immaterially impacted the translation of revenues and income of Wedco's European operations into U.S. dollars for the nine months ended June 30, 1997. Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. These unrealized gains and losses are subject to deferred income taxes. As a result of the dollar's fluctuation against these currencies and changes in the net assets of foreign subsidiaries, stockholders' equity decreased net of deferred income taxes by $1,082,000 during the nine months ended June 30, 1997. This change was due primarily to fluctuations of the Dutch Guilder to the US Dollar exchange rate.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

                                                                    June 30,1997       September 30, 1996
                                                                    ------------       ------------------
             Cash and cash equivalents                               $102,278,000         $13,414,000
             Working capital                                          127,820,000          29,882,000
             Current ratio                                                    4.6                 2.3
             Debt-to-capitalization                                      .52 to 1            .14 to 1

Cash and cash equivalents increased $88,864,000 during the nine months ended June 30, 1997, primarily as a result of the June 1997 Senior Notes offering, and cash generated by operating activities offset by cash used for investing activities.

The Company's working capital and current ratio has increased from $13,414,000 and 2.3, respectively, at September 30, 1996 to $127,820,000 and 4.6, respectively, at June 30, 1997. These changes are primarily the result of the June 1997 issuance of $120,000,000 of Senior Notes. The issuance of the Senior Notes also explains the increase in the Company's debt-to-capitalization ratio from .14 to 1 to .52 to 1.

On June 9, 1997 the Company issued $120,000,000 Senior Notes which bear an interest rate of 10 3/8%. The Company received proceeds, net of offering costs, of approximately $115,000,000. The debt matures June 1, 2007 and interest is payable on June 1 and December 1 of each year, commencing December 1, 1997. During the quarter ended June 30, 1997 the Company used a portion of the proceeds to repay approximately $16,700,000 of existing indebtedness. As discussed in Note 2, subsequent to June 30, 1997 the company used $18,293,000 of the proceeds to acquire Verplast. The remaining proceeds will be used for general corporate purposes including capital expenditures and acquisitions. Pending the use of the remaining net proceeds, the Company intends to invest the net proceeds of the offering in high-quality, short- term, interest-bearing securities, as permitted under the terms of the notes. Also, see "Item 2. Changes in Securities".

For the nine months ended June 30, 1997 cash provided by operating activities decreased to $7,151,000 compared to $7,476,000 for the nine months ended June 30, 1996. The decrease was the result of higher net income and an increase in depreciation and amortization expense offset by the various changes in working capital accounts, particularly changes in accounts receivable, inventory and accrued expenses.

Capital expenditures totaled $9,832,000 during the nine months ended June 30, 1997. Of the capital expenditures, $3,161,000 related to the oilfield services segment and the remaining related to the petrochemical processing business.
The expenditures were primarily incurred to enhance and expand existing facilities. For the remainder of fiscal 1997, capital expenditures are expected to be approximately $3,100,000 and are expected to be financed through cash generated from operations and existing cash.

Cash flows from financing activities increased to $101,590,000 during the first nine months of fiscal year 1997 compared to cash uses of $3,065,000 during the first nine months of fiscal 1996. The increase is due to the June 1997 issuance of Senior Notes, offset by an increase in common stock dividends resulting from the increase in the number of common shares outstanding and increased debt repayments.

During the period commencing on October 1, 1995 and ended on June 30, 1997, the Company has acquired seven businesses, six within the specialty petrochemical processing businesses. Since June 30, 1997, the Company has acquired an additional business.

These acquisitions required significant investment by the Company in cash, Company common stock issued to the former owners of the acquired businesses and indebtedness effectively assumed by the Company. Many of the changes of the June 30, 1997 balance sheet from September 30, 1996 are a result of these acquisitions. The Company anticipates it will continue to seek acquisitions in the future.

As of June 30, 1997, the Company had approximately $20,145,000 in additional borrowing capacity available under various credit arrangements. $15,000,000 of this amount is available under the Company's domestic credit facility and the remaining is available under various foreign facilities.



PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a named defendant in 13 cases involving 13 plaintiffs, filed since June 1990, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. Three of the pending personal injury cases involve three alleged silicosis-related deaths, which are premised upon allegations of gross negligence. The standard liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition or results of operations. The Company has in effect general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and the amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition or results of operations of the Company.

The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes") pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $1,000,000. BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site; current plans for cleanup of the site call, as set forth in the federal Record of Decision, for bioremediation of the soils and natural attenuation of contaminants in the groundwater. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material. During December of 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally, with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $4,500,000 (net of current accruals) in the aggregate, for all claims.

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

Permian Enterprises, Inc., a wholly owned subsidiary of the Company ("Permian"), is a defendant in a case filed by Tidelands Oil Production Company ("Tidelands") pending in the Superior Court of Los Angeles County, California (Long Beach division) alleging Permian is liable for damages exceeding $1.1 million suffered by Tidelands and third parties resulting from the failure of a pipe owned by Tidelands and which was allegedly lined by Permian. Discovery in this case is ongoing, and a jury trial in the case is currently scheduled for 1998. The outcome of this litigation cannot be predicted, but the Company believes Permian has meritorious defenses in this matter.

The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES

The Company's agreement relating to the Senior Notes due 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- Reference is hereby made to the exhibit index which appears on page 16.

(b) On August 5, 1997 the Company filed a Form 8-K Current Report regarding the acquisition of Verplast, S.p.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          ICO, Inc.
                                          ---------------------------------
                                          (Registrant)




                                          /s/ Asher O. Pacholder
                                          ---------------------------------
August 14, 1997                           Asher O. Pacholder
                                          Chairman and Chief Financial Officer
                                          (Principal Financial Officer)




                                          /s/ Jon C. Biro
                                          ----------------------------------
                                          Jon C. Biro
                                          Senior Vice President and Treasurer
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS



The following exhibits are filed as part of this report:

                Exhibit Number                                                        Description
                --------------          ---------------------------------------------------------------------------------



         Exhibit 10       Substituted First Amendment to Amended and Restated Business Loan Agreement between Registrant and Bank of America, Texas, N.A.

         Exhibit 27       Financial Data Schedule

         Exhibit 99       Safe Harbor Disclosure


The following exhibits are incorporated by reference:

         2(a)             Merger Agreement dated December 8, 1995, as amended, among ICO, Inc., W Acquisition Corp. and
                          Wedco Technology, Inc. (Annex A of Registrant's Form S-4 dated March 15, 1996)


         2(b)             Merger Agreement dated March 21, 1997, among ICO, Inc., Rotec Chemicals, Ltd. and the former shareholders of Rotec Chemicals, Ltd. (Exhibit 99.2 to Registrant's Form 8-K filed May 12,
                          1997)

         2(c)             Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                          Wedco Italy, S.p.A. (A wholly owned subsidiary of the Company), DARC's S.p.A., Mr. Francesco
                          Panzini, and Mr. Massimo Viviani.(Exhibit 2 to Registrant's Form 8-K dated August 5, 1997

         3(i)             Articles of Incorporation of Registrant, as amended.  (Exhibit 4 to Registrant's Form S-3 dated
                          September 13, 1993)

         3(ii)            Bylaws of Registrant, as amended (incorporated by reference to Registrant's 10-Q for the quarter ended June 30, 1996)

         4(a)             Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee (Exhibit 4.1 to Registrant's Form S-4 dated June 17, 1997)

         4(b)             Registration Rights Agreement dated June 9, 1997 by and between the Company and Bear, Stearns &
                          Co. Inc. (Exhibit 4.2 to Registrant's Form S-4 dated June 17, 1997)

         4(c)             Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and
                          Society National Bank (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)

         4(d)             Warrant Agreement Series B, dated as of September 1, 1992, between the Registrant and Society
                          National Bank (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on Form
                          10-K for 1992)

         4(e)             Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (incorporated by reference to Exhibit 4.4 to Form S-4 dated May 15, 1996)

         10(a)            Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant's and Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

         10(b)            ICO, Inc. Tax Credit Employee Stock Ownership Plan, as amended (incorporated by reference to
                          Exhibit 10(a) of the Registrant's Annual Report on Form 10-K for 1993)

         10(c)            ICO, Inc. 1985 Stock Option Plan, as amended (incorporated by reference to Exhibit B to the
                          Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of
                          Shareholders)

         10(d)            1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (incorporated by reference to
                          Exhibit 99 to the Registrant's Form S-8 dated September 13, 1993)

         10(e)            ICO, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's
                          Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

         10(f)            ICO, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's
                          Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

         10(g)            ICO, Inc. 1996 Stock Option Plan (Exhibit A to Registrant's Definitive Proxy Statement dated
                          August 29, 1996 for the annual Meeting of Shareholders)

         10(h)            Willoughby International Stockholders Agreement dated April 30, 1996 (incorporated by reference to Exhibit 10.9 to Form S-4 dated May 15, 1996)

         10(i)            Consulting Agreement -- William E. Willoughby (incorporated by reference to Exhibit 10.13 to
                          Form S-4 dated May 15, 1996)

         10(j)            Salary Continuation Agreement -- William E. Willoughby (incorporated by reference to Exhibit
                          10.14 to Form S-4 dated May 15, 1996)

         10(k)            Addendum to Salary Continuation Agreement -- William E. Willoughby (incorporated by reference to Exhibit 10.15 to Form S-4 dated May 15, 1996)

         10(l)            Non-Competition Covenant William E. Willoughby (incorporated by reference to Exhibit 10.11 to
                          Form S-4 dated May 15, 1996)

         10(m)            Stockholders Agreement (respecting voting of shares of certain former Wedco common shareholders
                          -- incorporated by reference to Exhibit 10.21 to Form S-4 dated May 15, 1996)

         10(n)            Stockholders Agreement (respecting voting of shares of certain ICO common shareholders --
                          incorporated by reference to Exhibit 10.22 to Form S-4 dated May 15, 1996)