Form 10-K
period 1997-09-30
ICO INC
filed 1997-12-29
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
                                    15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                     OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                    15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM  TO
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                         -------------------
Common Stock, no par value                       NASDAQ Stock Market
Preferred Stock, no par value                    NASDAQ Stock Market


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------    ------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes        No   X
                                  ------    -----

      The aggregate market value of voting stock held by nonaffiliates of the Registrant as of December 15, 1997 was $121,849,000.

      The number of shares outstanding of the registrant's Common Stock, as of December 15, 1997: Common Stock, no par value -- 21,633,094

                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Proxy Statement filed with the commission for its Annual Meeting are incorporated in Parts I, II and III as specified.

                                   ICO, INC.

                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I
      Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
      Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
      Item 4.    Submission of Matters to a Vote of Security Holders (no response required) . . . . . .    -

PART II
      Item 5.    Market for the Registrant's Common Stock and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
      Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  19
      Item 7A.   Quantitative and Qualitative Disclosures About
                 Market Risk (no response required) . . . . . . . . . . . . . . . . . . . . . . . . . . .  -
      Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  26
      Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .  26

PART III
      Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .  27
      Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
      Item 12.   Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
      Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .  27

PART IV
      Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                  P A R T    I


ITEM 1.  BUSINESS

GENERAL

    The Company is in the business of providing specialized oilfield and petrochemical processing services. In the oilfield services segment, ICO is a leading provider of inspection, reconditioning and coating services for new and used tubular goods and sucker rods utilized in the oil and gas industry. The Company's oilfield services are designed to reduce the customers' cost of drilling and production by preventing faulty tubular goods from being placed downhole (exploration services), reclaiming and reconditioning used tubular goods and sucker rods (production services), and preventing premature failure of tubular goods and sucker rods from occurring due to the corrosive downhole drilling environment (corrosion control services). Although comprehensive industry statistics are not readily available, ICO believes it is one of the two largest providers of inspection, reconditioning and coating services for tubular goods in the United States. The Company's customers in the oilfield services segment include many of the leading integrated oil companies and major independent oil and gas exploration and production companies. In the petrochemical processing segment, the Company provides grinding, air milling, and ancillary services for petrochemical resins produced in pellet form (size reduction services), formulates and manufactures concentrated products for blending with petrochemical resins to give finished products desired characteristics such as color or ultraviolet resistance protection and provides related distribution services. The Company's specialty petrochemical processing customers include major chemical companies and petrochemical production affiliates of major oil production companies.

OILFIELD SERVICES

    The Company's inspection, reconditioning and coating services for new and used tubular goods and sucker rods include exploration services, production services and corrosion control services. These services include a variety of processes designed to reduce the customer's cost of drilling and production. The Company also sells equipment and supplies used in the inspection, reconditioning and coating of tubular goods and sucker rods.

    Tubular goods include various forms of casing, tubing, drill pipe and line pipe. Casing is used to seal off fluids and prevent collapse of the bore holes of oil and natural gas wells. After production casing is set, a string of tubing is suspended from the surface inside the casing to serve as a conduit for the extraction of oil and natural gas. Drill pipe is heavy seamless pipe used to rotate the drill bit and circulate drilling fluids. Line pipe is used for waste disposal lines, flow lines, gathering systems and pipelines through which oil, natural gas and liquid hydrocarbons are transported. Removal of casing or tubing for repair or replacement is expensive and results in an interruption of production and loss of revenues to the well owner. Sucker rods are steel rods which are joined together in a "string" by couplings to form a mechanical link from a downhole pump at the bottom of an oil well to the pumping unit on the surface. Removal of a sucker rod string for repair or replacement of rods, couplings or the downhole pump requires a well to be shut down and the entire string of sucker rods to be removed, resulting in additional expenses and loss of revenues to the well owner due to interruption of production.

    Exploration Services. The Company provides inspection services designed to identify new tubular goods which are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. The API standards require pipes to be inspected to meet specified standards and are generally employed as a benchmark in the petroleum industry. Customers, however, generally require pipe to meet more rigorous standards. These inspection services are used by the mills which manufacture pipe, pipe suppliers and end users, such as oil and gas exploration and production companies, as a quality assurance and control measure to reduce the risk of costs associated with defective tubular goods and to reduce the risk of downhole failure, especially when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore waters. The Company operates its own inspection facilities for new tubular goods which provide (in contrast to field inspection) a controlled environment which permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment and avoids problems associated with inclement weather. The Company also performs, under long-term contract, inspection services on site at the manufacturing plants of thirteen major producers and processors of tubular goods (reducing transportation and handling costs to the customer) and provides mobile inspection services in the field. During fiscal 1997, the Company was awarded a contract to provide inspection services in Italy for AGIP, the Italian national oil company. ICO also manufactures inspection and quality control equipment which is sold or leased from time to time to steel producers and processors.

    The Company provides its customers "one stop shopping" by offering a complete range of tubular services, including electro-magnetic inspection ("EMI"), ultrasonic inspection, tubular maintenance and storage, inventory management, and associated services such as threading and hydrostatic testing. EMI is a process which identifies flaws through magnetic flux leakage and is generally used on pipe of less than 500 mil. in thickness. The Company designed and uses an EMI system, the new AGS Lite system, which the Company believes is capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. The AGS Lite system also significantly reduces the installation costs while still offering a vast improvement in functionality. Ultrasonic inspection identifies flaws which are virtually undetectable by other means, employing high frequency sound waves, and is used to inspect pipe that is thicker than pipe which EMI can effectively inspect or which contains alloys of metals other than steel, such as titanium. During fiscal 1997, the Company introduced its proprietary ThruSpect 2000(TM) coil tubing unit which operates at the customer's location and identifies flaws in coiled tubing. During the second quarter of fiscal 1998, the Company expects to receive and install a proven, high speed, full length Ultrasonic inspection unit in the Company's Houston, Texas new pipe inspection facility.

    Production Services. The Company reconditions and inspects used tubular goods and new and used sucker rods through the provision of a complete package of inspection and maintenance services. These services include the testing, cleaning, reconditioning and electronic inspection of tubular goods. Such services are performed in a controlled environment at the Company's facilities (providing many of the advantages previously described for in-plant inspection of new tubular goods) as well as at the well site, using mobile equipment. These services reduce the customer's well operating costs because reconditioning used tubular goods is less expensive than purchasing new tubular goods. Reconditioned tubular goods generally must meet the same API or customer standards as new tubular goods. The Company performs these services at nine Company facilities located in California, Mississippi, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

    The Company reconditions and inspects new and used sucker rods. Using the Company's patented computerized sucker rod inspection system, reconditioning involves a number of steps designed to clean, straighten, inspect and apply protective coating to sucker rods to guard against corrosion. This process reduces the customer's well operating costs because reconditioning used sucker rods is less expensive than purchasing new sucker rods. The Company also inspects new sucker rods before they are placed in service to reduce the risk of downhole failure, which requires expensive pulling services and results in loss of production. The Company's sucker rod reconditioning and inspection services are provided at seven Company facilities located in California, Oklahoma, Texas (three locations), Wyoming and Canada.

    The Company has a program in which it purchases used tubular goods and sucker rods from certain customers, reconditions and grades the pipe and sucker rods for varying degrees of usage and resells the pipe and sucker rods to customers in the marketplace. With this program, customers acquire reconditioned tubular goods or sucker rods at a lower cost than new tubular goods or sucker rods and decrease their inventory carrying cost.

     The Company also operates mobile inspection units utilizing a system known as Wellhead Scanalog(TM). The Company acquired the rights to Wellhead Scanalog for use in the United States pursuant to a non-exclusive, royalty free license assigned to it in connection with the acquisition of Baker Hughes Tubular Services ("BHTS"). Wellhead Scanalog units are designed to perform tubular inspection while the tubing is being removed from the well without interfering with the normal operation of the rig. The Company believes Wellhead Scanalog inspection is unique because it is not affected by scale, mud, paraffin or water, which can inhibit the operation of other systems.

    Corrosion Control Services. Corrosive conditions exist inside most wells. Such conditions are particularly extreme in high temperature gas wells and in oil producing regions where secondary and tertiary recovery techniques are utilized. Secondary and tertiary recovery techniques are methods by which natural forces in an oil reservoir are supplemented by means such as water flooding to increase ultimate oil recovery. Under highly corrosive conditions, even a microscopic area of uncoated steel can result in a tubular or rod failure or damage. To combat these conditions, the Company offers a variety of corrosion control services to its customers, using several of the Company's patented processes. The Company's corrosion control services are designed to reduce well operating costs by extending the useful life of downhole tubular goods and sucker rods and by improving the well's hydraulic efficiency and pipe integrity.

    The Company internally coats new and used tubular goods with a variety of powder and liquid coatings. In the coating process, tubular goods are placed in large burnout ovens to remove foreign substances. The tubular goods are then grit blasted, primed with phenolic, preheated, coated internally and subjected to a final baking process. The tubular goods are then inspected visually and electronically to make certain the coating uniformly covers the entire interior of the pipe and that no bare spots or thin coverings exist. A similar process is utilized for cleaning, priming and coating tubular couplings. The selection of the proper coating for downhole tubular goods requires specialized knowledge and considerable effort by the Company's experienced coating managers and technicians. The key to the process is gathering facts concerning the well, its environment, test procedures and related conditions planned for the life of the well. The Company has four coating facilities located in Louisiana and Texas.

    The Company's patented sucker rod coating process involves applying a special formula stainless steel to the sucker rods and then coating them with a phenolic primer and fusion bonded modified epoxy. Sucker rods used in less corrosive conditions may be coated only with phenolic primer and fusion bonded modified epoxy. The Company's sucker rod coating services are provided at its facility in Odessa, Texas.

    ICO expanded its corrosion control services with the acquisition of Permian Enterprises, Inc. ("Permian") in April 1994. Permian provides internal cement lining for pipe ranging from small diameter tubing through 24-foot line pipe. Cement provides an increased barrier between corrosive fluids and the tubular product which allows the customer to use a larger portion of its used pipe with a welded connection, when weight and torsion strength are not a primary issue. Permian also applies an external fusion bonded tape which forms a tough protective corrosion barrier for critical line pipe.

    In late fiscal 1995, the Company introduced five new corrosion control products, including powder coatings for drill pipe and high temperature production tubing. These powder coatings have better mechanical and protective capabilities as compared to liquid coatings without the environmental control expenses normally associated with their liquid counterparts. The five products the Company introduced in fiscal 1995 were: IPC 100 -- a powdered, internal protective coating for drill pipe, IPC 800 -- a high temperature powder coating for production tubing, Nose-Gard(TM) -- a metalizing process for the end area of tubing, Weld-Gard(TM) -- a metalizing process for the end area of line pipe, and Fiber-Line(TM) -- an internal fiberglass lining for tubing. These products have gained market acceptance and have been successful since their introduction.

    Oilfield Services Customers and Pricing. The Company's customers include leading integrated oil companies, major independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and oilfield supply companies. No single customer of the oilfield services business segment accounted for over 10% of the Company's revenues in fiscal 1995, 1996 or 1997. Sales are generally on an order-by-order basis or under short-term contracts (i.e., one year or less). The Company does enter into contracts in connection with the placement of Company owned equipment in tubular goods manufacturing or processing facilities. These contracts are generally for three or more years and in some instances provide for fixed prices, volume discounts and indemnification of customers for certain liabilities.

    Oilfield Services Sales and Marketing. The Company's oilfield services are marketed by 31 individuals who are responsible for in-depth customer contact and service knowledge. Oilfield service sales representatives are required to be technically knowledgeable in, reclamation, inspection and corrosion control services, and to stay abreast of regional and industry-wide trends in oil and gas exploration, completion and production.

    Competition. The principal competitive factors in the Company's oilfield services business are price, availability and quality of service. The consolidation in the tubular inspection, reconditioning and coating industry has resulted in the elimination of many of the Company's competitors. Notwithstanding the industry's consolidation, the tubular inspecting, reconditioning and coating industry continues to be highly competitive. The Company's ability to compete effectively is dependent upon timely, reliable performance and quality of its services at competitive rates. The Company believes that it has been able to compete effectively because of its efficient and cost-effective processes and the strong relationships which it maintains with its customers.

    The Company believes few competitors within the United States provide as wide a variety of tubular services as those offered by the Company. The Company and Tuboscope, Inc. compete with each other and a number of smaller companies in most domestic markets. Capital and other requirements for entry into the tubular inspection business are relatively low and new competition may enter the market from time to time. Potential entrants may have substantially greater financial or other resources than the Company. While there can be no assurance, the Company believes it will be able to compete effectively in the industry, based on the factors described above.

PETROCHEMICAL PROCESSING

    The Company's petrochemical processing business segment provides size reduction services (grinding and related services such as blending and screening) and compounding, including manufacturing concentrates for use in petrochemical products. The Company conducts its size reduction operations in the United States and Europe. The Company's concentrates manufacturing operations are conducted primarily through Bayshore, which operates in the United States and Rotec, which operates in Europe. The Company also performs, to a lesser extent, compounding within the Wedco business unit (See "Acquisitions").

    Petrochemical resins are produced by chemical manufacturers, generally in the form of pellets. A variety of the manufacturing processes necessary to produce finished plastic or other petrochemical products require the pellets to be ground into smaller sizes, or to be mixed with additives and recombined, before end products having the desired characteristics are produced. The Company's size reduction and related processing services and compounding operations are an intermediate step between the primary production of petrochemical resins and the final manufacture of a wide variety of end products, such as paint, garbage bags, plastic film or other objects made of plastic. The Company's size reduction services involve the grinding or air milling of pellets into smaller sizes and, in some cases, the blending or compounding of petrochemical pellets with other additives or fillers, such as colored pigments. The Company's concentrates manufacturing operations involve the production of additives which, when blended into resin, produce materials with desired properties such as flame retardency, color, ultraviolet stabilization or adhesion.

    Size Reduction Services. The Company's size reduction services include ambient grinding, cryogenic grinding and air jet milling of petrochemical pellets. Materials processed by the Company's size reduction services include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolic, polyurethane, acrylics, epoxies, waxes and others.

    The majority of size reduction services performed by the Company involve ambient grinding, a mechanical attrition milling process. The Company generally performs ambient grinding utilizing equipment manufactured by the Company. Ambient grinding is suitable for products which do not require ultra fine particle size and are not highly heat sensitive. The powders resulting from the Company's ambient grinding services are used in the manufacture of household and automotive items (such as household furniture, trash receptacles and plastic automobile parts), agricultural products (such as fertilizer and water tanks), paint and metal coatings, fabric coatings and as raw material for additional processing involving the addition of additives or colors. Many of these products are produced by rotational molding, and a substantial portion of the Company's size reduction services are produced for customers manufacturing in the rotational molding industry or supplying that industry. Late in fiscal 1997, the Company's blending process was validated under FDA conditions. This registration will allow the Company to expand into new niches, such as processing calciums or citric acids, within the custom toll processing markets.

     The process of rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being slowly rotated on both the vertical and horizontal axis. The melting resin sticks to the hot mold and coats the mold's surface evenly. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive and molds do not need to be designed to withstand the high pressures inherent in injection molding.

    The Company provides air jet milling for brittle products requiring very fine particle size, such as additives for printing ink, adhesives, waxes and cosmetics. Air jet milling utilizes high velocity compressed air to reduce materials to sizes between 0.5 and 50 microns. For materials with special thermal characteristics (such as heat sensitive plastics), the Company also provides cryogenic milling services, which uses liquid nitrogen to chill pellets to extremely low temperatures while grinding using equipment similar to that used in the Company's ambient grinding process.

    The Company also offers its customers other related polymer processing services, such as melt blending and mixing of plastics and other additives, by way of extrusion, to form pellets (compounding) and other processing, packaging, warehousing and distribution services, which are integrated with the size reduction services described above. From time to time, the Company also sells the ambient grinding equipment manufactured by the Company in the United States and Europe.

    The Company provides size reduction services utilizing six operating facilities in the United States and seven in Europe. The acquisition of Wedco and PSI, resulted in the Company owning multiple size reduction facilities in the same geographic area. Accordingly, in order to reduce operating costs and capital expenditure requirements, the Company decided to discontinue petrochemical size reduction services at three plants, in Houston, Texas, Long Beach, California and Maywood, Illinois. The Houston and Long Beach facilities were closed in fiscal 1997 and the Maywood facility was closed in early fiscal 1998.

    The Company also owns 50% of WedTech, Inc. ("WedTech"), a Canadian company which provides size reduction services and manufactures concentrates. See Item 3 -- "Legal Proceedings."

    Concentrates Manufacturing. The Company's concentrates manufacturing operations are conducted primarily at Bayshore Industrial's facility and were augmented by the Company's acquisition of Rotec Chemicals, Ltd., described below, whose Rushden, England facility manufactures proprietary color concentrates. ICO's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives which are then blended (by the Company or others) with petrochemical resins to produce materials having specifically desired characteristics, such as flame retardance, color, ultraviolet stabilization or adhesion. The Company's concentrates are produced to the detailed specifications of customers and require the combination of up to 25 different additives or fillers in precise proportions. The Company is often approved as the manufacturer of such concentrates following rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds (i.e., a lab sample) to as large as 4 million pounds. The Company operates a facility in LaPorte, Texas with a present capacity of up to 100 million pounds per annum, depending upon the density of the material produced, and is constructing an additional production line at this location with a capacity of up to 55 million pounds per annum. The additional production capacity is expected to be operational in January 1998.

    In the second quarter of fiscal 1997, the Company began to expand the distribution component of its specialty petrochemical production services business through the acquisition, effective April 1, 1997, of the micropowders business of Exxon Chemical Belgium, the execution of the supply agreements with Borealis and Exxon Chemical Holland and the acquisitions of Rotec and Verplast (See "Acquisitions"). Under the supply agreements the Company has received the distribution rights to specific rotational molding products of Borealis A.S. and Exxon Chemical Holland within the European Union under agreements providing for purchase of the products from the manufacturers at scheduled prices. These actions will allow ICO to sell a variety of petrochemical products in Europe under its own name and under the name of Rotec and Verplast. ICO has established trading companies (under the name ICO Polymers) in The Netherlands, the United Kingdom and Sweden to engage in these activities. The Company believes this enhanced distribution capacity will provide access to new customers and enable it to expand its relationships with existing customers by the creation of a vending relationship with the customer in addition to existing service relationships. In this activity, the Company will acquire the petrochemical products for its own account from the petrochemical producer for resale to third parties, and will expand the portion of the Company's specialty petrochemical processing business which is performed through product-based pricing rather than on a tolling basis.

    Petrochemical Processing Customers and Pricing. The primary customers of the Company's petrochemical processing business segment are large producers of petrochemicals, which include major chemical companies and petrochemical production affiliates of major oil production companies. In size reduction services, the number of customers is large and no customer or particular type of customer is dominant. While the Company has a large number of concentrates manufacturing customers, sales are focused on a limited number of large chemical companies and affiliates of oil producers. Worldwide sales of one petrochemical processing customer accounted for approximately 8% of consolidated revenues of the Company for the year ended September 30, 1997.

    The Company's size reduction services are generally performed on a tolling basis, whereby the customer delivers raw materials to the Company, which processes them for a processing fee and returns the processed materials to the customer for further processing or sale without the Company having any ownership interest in the materials. The Company has long term contract arrangements with several customers whereby it has agreed to process petrochemical products for a multi- year term for an agreed fee structure.

    While the Company emphasizes value-added services to customers in both its size reduction services and its concentrates manufacturing, the Company generally purchases and takes into inventory the raw materials necessary to manufacture the concentrates and sells the resulting manufactured products at a product price, which contrasts with its pricing in its size reduction services performed on a tolling basis. The Company seeks to minimize the risk of price fluctuation in raw materials and other supplies by maintaining relatively short order cycles. The Company's recent expansion into the micropowders distribution business in Europe also will require the Company to purchase and take raw materials into inventory, exposing the Company to increased risk of price fluctuations (see "Raw Materials and Backlog").

    Petrochemical Processing Sales and Marketing. Prior to its acquisition by the Company in April 1996, Wedco operated in the United States without a formal sales and marketing group. As part of its integration of Wedco, the Company has established a sales force of four full-time individuals dedicated to selling its size reduction services in the United States. In addition, the Company's European petrochemical processing operations have an established sales force in Europe consisting of twelve full-time individuals located in The Netherlands, the United Kingdom, Italy, France and Scandinavia. Bayshore's concentrate sales force consists of two individuals who sell the Company's concentrates and related services throughout the United States.

    Competition. The specialty petrochemical processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets and customer service and support. The Company's competitors in providing size reduction services are generally smaller and mid-sized companies providing ambient grinding services from regional locations, as well as larger providers of specialized services such as cryogenic grinding and air jet milling. Several companies also maintain significant size reduction facilities for their own use in connection with products produced by rotational molding. The Company believes that it has been able to compete effectively in its market based on competitive pricing, its network of plants in the U.S. and Europe, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage and packaging facilities. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as smaller and mid- sized regional companies. The Company believes its technical expertise, high quality product, customer support and pricing have enabled it to compete successfully in this market.

    The size reduction business lacks substantial barriers to entry. However, the compounding business, including the concentrates manufacturing, requires substantial investment in equipment, as well as technical expertise. In general, many of the Company's customers could perform the special petrochemical processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company. While there can be no assurance, the Company believes that it will be able to continue to compete effectively in the industry, based on the factors described above.

ACQUISITIONS

    From the beginning of fiscal 1994 through the end of fiscal 1997, the Company completed and integrated nine acquisitions in the oilfield services segment which increased its market share and expanded its service capabilities. In April 1996, the Company entered the petrochemical processing industry through the acquisition of Wedco to take advantage of opportunities in that market. Since the Wedco acquisition, the Company has completed six additional acquisitions in the petrochemical processing industry. The Company is actively seeking strategic acquisitions, although the Company has not entered into any agreement or arrangement for any such acquisition. For additional information, see the unaudited pro forma information regarding these acquisitions contained in Note 2 of the Company's Consolidated Financial Statements.

    During September 1997, the Company acquired the operating assets of Nspection Systems, Inc. for $600,000 in cash and future royalty payments based on sales. Nspection provides electromagnetic inspection and related services for new and used tubing, casing and drill pipe utilizing two locations in Houston, Texas.

    In July 1997, the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly-owned subsidiary of Verplast, for a total consideration of approximately $35.2 million, consisting of approximately $18.8 million in cash and the effective assumption of $16.4 million in total liabilities. Verplast, located in northern Italy, is a supplier of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

    In May 1997, the Company acquired the remaining 50% ownership of Micronyl-Wedco S.A. ("Micronyl") not already owned by the Company for a total consideration of approximately $7.6 million, consisting of approximately $2.6 million in cash and the effective assumption of $5.0 million in total liabilities Micronyl operates two size reduction facilities in France which perform services similar to those performed by the Company's other petrochemical size reduction facilities.

    In April 1997, the Company acquired Rotec for a total consideration of approximately $7.8 million, consisting of approximately $2.5 million in cash, 427,353 shares of Company common stock valued at approximately $2.1 million and the effective assumption of $3.2 million in total liabilities. In addition, Rotec shareholders may be entitled to additional consideration in cash and Company common stock based on future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

    During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500,000 and five additional payments of Dutch Guilders ("Dfl") 674 ($339,000 at September 30, 1997 exchange rates) payable for each of five years beginning one year after the acquisition date. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future at contracted prices.

    During December 1996, the Company acquired Bayshore Industrial ("Bayshore") for a total consideration of approximately $18.5 million, consisting of approximately $6.9 million in cash, 1,285,012 shares of Company common stock valued at approximately $5.9 million and the effective assumption of $5.7 million in total liabilities. Bayshore is a provider of concentrates and compounds to resin producers in the United States.

    In July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana (collectively referred to as "Polymer Service"). The Company paid a total consideration of approximately $5.8 million, consisting of approximately $2.0 million in cash, 431,826 shares of Company common stock valued at approximately $1.7 million and the effective assumption of $2.1 million in total liabilities. These companies provide size reduction, compounding and related processing services for the petrochemical industry.

    In April 1996, the Company acquired Wedco Technology, Inc. Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The Company paid a total consideration of approximately $84.2 million, consisting of approximately $4.6 million in cash (including transaction fees and expenses), 10,232,609 shares of Company common stock valued at approximately $49.7 million and the effective assumption of $29.9 million in total liabilities.

    In March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for a total consideration of approximately $328,000, consisting of approximately $203,000 in cash and the effective assumption of $125,000 in total liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the Gulf Coast area.

    In June 1995, the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA "Spinco") for a total consideration of approximately $1.3 million, consisting of approximately $490,000 in cash, 94,884 shares of Company common stock valued at approximately $510,000 and the effective assumption of $304,000 in total liabilities. Spinco is a Louisiana corporation that provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area.

    In March 1995, the Company acquired substantially all of the operating assets, excluding real estate, of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $671,000, consisting of approximately $629,000 cash and a $42,000 note.

    In October 1994, the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for a total consideration of approximately $950,000 consisting of approximately $395,000 in cash, 66,666 shares of Company common stock valued at approximately $333,000 and the effective assumption of $222,000 in total liabilities. B&W is a Texas corporation that designs and manufactures parts and components for nondestructive testing and inspection of equipment for use in the tubular market.

ENVIRONMENTAL REGULATION

    The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restricting releases of pollutants and contaminants into the environment. These laws and regulations may require certain permits and other authorizations mandating procedures under which the Company shall operate and restricting emissions. Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violation of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations. The Company believes it is in substantial compliance with these laws and regulations and continued compliance with existing laws and regulations will not have a material adverse effect on the Company. The Company further believes that estimated capital expenditures for environmental remediation will not be material.

    The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. The Company believes that its current procedures and practices in its operations, including those for handling hazardous materials, are substantially in compliance with all material environmental laws and regulations and its material operating permits. There can be no assurance, however, that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. While the Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future law or regulations will be administered or interpreted, it believes the impact of any such laws or regulations is not likely to be more burdensome to the Company than to other similarly situated companies involved in oilfield services or petrochemical processing. Compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

INSURANCE AND RISK

    Except for warranties implied by law, the Company does not generally warrant the tubular goods or sucker rods it inspects or the specialty petrochemical processing services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of inspection equipment, a reseller of tubular goods and a manufacturer of specialty petrochemical products, may result in liability on account of defective products. ICO believes the risks of its business are adequately covered by its insurance program. However, such coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. In addition, the occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. ICO believes it operates in substantial compliance with applicable laws and government regulations and in accordance with safety standards which meet or exceed industry standards.

RAW MATERIALS AND BACKLOG

    The Company's specialty petrochemical business uses resins which are generally supplied to it and owned by its customers in size reduction operations. The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing and distribution business, which are subject to fluctuating availability and prices. The Company believes that other materials used in its operations are available from numerous sources and are available to meet its needs. The Company believes that backlogs are not meaningful to the Company's operations.

PATENTS AND LICENSES

    The Company holds seven United States patents and has seven patent applications pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from June 2000 to May 2016. The Company's petrochemical processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses or, because patent applications are confidential, that competitors may not have previously filed patent application for the same inventions covered by the Company's pending applications. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings. The Company does not believe any single patent is essential to the overall successful operation of the Company's business.

    In connection with the acquisition of BHTS, the Company acquired royalty-free exclusive licenses to use Wellhead Scanalog, PipeImage(TM) and other proprietary technology in the United States. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

EMPLOYEES

    As of December 15, 1997, the Company had approximately 1,555 full-time employees, and approximately 315 full-time contract employees. The Company's employees working at the facilities located in Gravendeel and Verplast are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages and considers its relations with its employees to be satisfactory, and provides many of its employees with stock options and year-end bonuses.

YEAR 2000 ISSUE

    The Company anticipates that costs to enable its computer systems to function properly in the year 2000 will not have a material adverse effect on the Company's financial condition, results of operations or net cash flows.

ITEM 2.  PROPERTIES

    The location and approximate acreage of the Company's operating facilities at December 15, 1997, together with an indication of the services performed at such facilities are set forth below.

                                                                                                        OWNERSHIP
                                                                                                         OR LEASE
                    LOCATION                                  SERVICES                        ACRES     EXPIRATION
                    --------                                  --------                        -----     ----------
      OILFIELD SERVICES
      Bakersfield, California . . . . . .   Sucker rod reconditioning and inspecting           30      Owned
      Amelia, Louisiana . . . . . . . . .   Internal  coating and  inspection  of  new and
                                            used tubular goods                                 73      1998
      Broussard, Louisiana  . . . . . . .   Drill pipe inspection                              22      Owned
      Brookhaven, Mississippi . . . . . .   Inspection of tubular goods                        12      2001
      Farmington, New Mexico  . . . . . .   Inspection of new and used tubular goods           14      1997
      Williston, North Dakota . . . . . .   Used tubular goods services                         2      1997
      Oklahoma City, Oklahoma . . . . . .   Sucker rod reconditioning and inspecting            8      Owned
      Oklahoma City, Oklahoma . . . . . .   Inspection of new and used tubular goods           22      Owned
      Corpus Christi, Texas . . . . . . .   Inspection of new and used tubular goods           10      Owned
      Denver City, Texas  . . . . . . . .   Sucker rod reconditioning and inspecting           10      Owned
      Houston, Texas  . . . . . . . . . .   Corporate headquarters                            N/A      2001
      Houston, Texas  . . . . . . . . . .   Inspection of new tubular goods                   199      Owned
      Houston, Texas  . . . . . . . . . .   Internal coating of tubular goods                  49      Owned
      Houston, Texas  . . . . . . . . . .   Internal research and development                 N/A      2003
      Lone Star, Texas  . . . . . . . . .   Inspection of new tubular goods                    80      Owned
      Odessa, Texas . . . . . . . . . . .   Sucker rod reconditioning and inspecting           13      (1)
      Odessa, Texas . . . . . . . . . . .   Sucker rod storage                                  7      Owned
      Odessa, Texas . . . . . . . . . . .   Spraymetal and epoxy coating of sucker rods         3      Owned
      Odessa, Texas . . . . . . . . . . .   Used tubular goods services                        13      Owned
      Odessa, Texas . . . . . . . . . . .   Internal coating of tubular goods                  15      Owned
      Odessa, Texas . . . . . . . . . . .   Trucking yard                                      14      Owned
      Odessa, Texas . . . . . . . . . . .   Used tubular goods services                        22      Owned
      Odessa, Texas . . . . . . . . . . .   Storage facility                                   22      Owned
      Odessa, Texas . . . . . . . . . . .   Cement lining/external coating                     20      (2)
      Odessa, Texas . . . . . . . . . . .   Equipment manufacturing and repair                  9      Owned
      Casper, Wyoming . . . . . . . . . .   Sucker  rod  reconditioning   and  inspecting;
                                            inspection of new and used tubular goods           29      (3)
      Edmonton, Alberta, Canada . . . . .   Inspection of new and used sucker rods
                                            Sales  and service  of  new and  used  oilwell     10      2005
                                            engines
      PETROCHEMICAL PROCESSING SERVICES
      Fontana, California . . . . . . . .   Size reduction                                      7      Owned
      Maywood, Illinois . . . . . . . . .   Idle facility                                       3      Owned
      East Chicago, Indiana . . . . . . .   Size reduction                                      4      1999
      Bloomsbury, New Jersey  . . . . . .   Size reduction                                     15      Owned
      Grand Junction, Tennessee . . . . .   Size reduction                                      5      Owned
      China, Texas  . . . . . . . . . . .   Size reduction                                     12      Owned
      Houston, Texas  . . . . . . . . . .   Idle facility                                      22      Owned

                                                                                                        OWNERSHIP
                                                                                                         OR LEASE
                    LOCATION                                  SERVICES                        ACRES     EXPIRATION
                    --------                                  --------                        -----     ----------
      LaPorte, Texas  . . . . . . . . . .   Concentrate   manufacturing   and  compounding
                                            facility                                           37      Owned
      Lovelady, Texas . . . . . . . . . .   Size reduction                                     12      Owned
      Gainsborough, England . . . . . . .   Size reduction                                      5      Owned
      Rotterdam, The Netherlands  . . . .   European headquarters                             N/A      2001
      's-Gravendeel, The Netherlands  . .   Size reduction                                      5      Owned
      Stenungsund, Sweden . . . . . . . .   Size reduction                                    N/A      2000
      Verolanuova, Italy  . . . . . . . .   Size reduction, compounding and distributing        2      (4)
      Verdellino, Italy . . . . . . . . .   Size reduction, compounding and distributing        1      2001
      Rushden, England  . . . . . . . . .   Concentrate and compounding facility                1      2008
      Beaucaire, France . . . . . . . . .   Size reduction                                      1      Owned
      Montereau, France . . . . . . . . .   Size reduction                                      1      Owned

(1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.
(2) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.
(3) Seventeen acres are owned; ten acres are leased through 1997; remaining two acres are leased on a month-to-month basis.
(4) The facility is owned with the exception of one building which is leased through 2000.

         The Company's facilities and equipment, owned and leased, are considered by ICO to be well maintained and adequate for the Company's operations. The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities, in both the oilfield services and petrochemical processing businesses, below full capacity. Most facilities are operating no more than one shift per day. The Company does not presently intend to close any of its significant operating facilities and considers its properties to be suitable for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a named defendant in 14 cases involving 14 plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. Three of the pending personal injury cases involve three alleged silicosis-related deaths, which are premised upon allegations of gross negligence. The standard of liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes"), pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $1,000,000. BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site; current plans for cleanup of the site as set forth in the federal Record of Decision, for cleanup of the site call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $4,500,000 (net of current accruals) in the aggregate, for all claims.

         On November 21, 1997, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court has yet to enter a judgment. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

         Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed by Wedco against Polyvector Corporation ("Polyvector") and John Lefas ("Lefas"), the current president of WedTech, Inc. and principal shareholder of Polyvector, which is pending in the federal district court for the District of New Jersey. An action regarding the same facts and circumstances is pending in the Ontario Court, General Division. Wedco alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants and seeks performance of the terms of such agreement. WedTech, Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, injunctive relief, recission of the transfer of WedTech shares in the merger between Wedco and the Company and reimbursement for alleged damages. On December 15, 1997, Wedco received a check from Polyvector in the amount of CDN $5.8 million (USD $4.4 million at current exchange rates) in connection with Polyvector's exercise of its option to purchase Wedco's 50% ownership interest in WedTech for CDN $20.8 million (USD $14.6 million at current exchange rates). Wedco expects to receive the balance of the purchase price upon consummation of the sale in January 1998. Both the New Jersey and Canadian actions are stayed pending the sale. Thereafter, the Company expects litigation between the parties to continue. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims.

         Permian Enterprises, Inc. ("Permian") a wholly-owned subsidiary of the Company, is a defendant in a case filed by Tidelands Oil Production Company ("Tidelands") pending in the Superior Court of Los Angeles County, California (Long Beach division) alleging Permian is liable for damages exceeding $1.1 million, plus interest, suffered by Tidelands and third parties resulting from the failure of a pipe owned by Tidelands and which was allegedly lined by Permian. Discovery in this case is ongoing, and a jury trial in the case is currently scheduled for 1998. The outcome of this litigation cannot be predicted, but the Company believes Permian has meritorious defenses in this matter.

         The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.

                                 P A R T    I I

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were approximately 943 shareholders of record of the Company's common stock at December 15, 1997.

    During fiscal year 1996, the Company declared quarterly dividends of $.05 per common share for a total of $.20 per share. During fiscal year 1997, the Company declared a common dividend of $.05 the first quarter and $.055 for the remaining three quarters for a total of $.215 per share during the year. During the first quarter of fiscal year 1998, the Company declared a $.055 per common share dividend.

    The Company's agreement relating to the Senior Notes due 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors (See Note 7 to the Company's Consolidated Financial Statements).

    The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                                            HIGH                     LOW
                                                            ----                     ---
                 1996     First Quarter                     5 3/4                    4 1/2
                          Second Quarter                    5 7/8                    4 7/8
                          Third Quarter                     7 5/8                    5 1/8
                          Fourth Quarter                    6 1/4                    4 7/8

                 1997     First Quarter                     6 7/8                    5 7/8
                          Second Quarter                    6 9/16                   5 7/16
                          Third Quarter                     5 15/16                  4 5/8
                          Fourth Quarter                    7 13/16                  4 15/16

                 1998     First Quarter (1)                 8 3/16                   5 15/16





__________________________________

      (1) Reflects trading activity through December 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                       1997         1996           1995           1994           1993
                                                  ----------    ----------      ---------      ---------      ---------
                                                                   (In thousands, except share data)
 STATEMENT OF OPERATIONS DATA:
 Net revenues  . . . . . . . . . . . . . . .        $197,846      $108,663        $87,883        $75,970        $60,217
 Cost of sales and services  . . . . . . . .         141,302        74,704         59,885         54,191         42,862
                                                  ----------    ----------      ---------      ---------      ---------
 Gross profit  . . . . . . . . . . . . . . .          56,544        33,959         27,998         21,779         17,355
 Selling, general and administrative
 expenses  . . . . . . . . . . . . . . . . .          31,981        19,996         17,736         15,202         12,730
 Depreciation and amortization   . . . . . .          11,349         7,230          5,112          4,357          3,669
 (Gain) loss on sale of fixed assets   . . .           (196)           313            (4)             --             --
 Impairment of long-term assets  . . . . . .              --         5,025             --             --             --
 Non-recurring compensation arrangements   .              --         1,812             --             --             --
 Non-recurring litigation charges  . . . . .              --         1,112             --             --            605
 Writedown of inventories  . . . . . . . . .              --           868            104             --             --
                                                  ----------    ----------      ---------      ---------      ---------
 Operating income (loss)   . . . . . . . . .          13,410       (2,397)          5,050          2,220            351
 Interest (income) expense, net  . . . . . .           3,764         (608)        (1,307)          (431)          2,352
 Other (income) expense  . . . . . . . . . .           (602)          (97)             --             --             --
                                                  ----------    ----------      ---------      ---------      ---------
 Income (loss) before income taxes and
 extraordinary item  . . . . . . . . . . . .          10,248       (1,692)          6,357          2,651        (2,001)
 Income taxes (benefit)  . . . . . . . . . .           4,150         (632)            567             55             --
 Extraordinary item -- loss on repayment of
 debt  . . . . . . . . . . . . . . . . . . .              --            --             --        (1,371)             --
                                                  ----------    ----------      ---------      ---------      ---------
 Net income (loss)   . . . . . . . . . . . .           6,098       (1,060)          5,790          1,225        (2,001)
                                                  ----------    ----------      ---------      ---------      ---------
 Preferred dividends   . . . . . . . . . . .           2,176         2,178          2,176          1,826             --
                                                  ----------    ----------      ---------      ---------      ---------

 Net income (loss) available for Common
 shareholders  . . . . . . . . . . . . . . .          $3,922      $(3,238)         $3,614         $(601)       $(2,001)
                                                  ==========    ==========      =========      =========      =========
 EARNINGS (LOSS) PER COMMON AND COMMON
     EQUIVALENT SHARES:
 Income (loss) before extraordinary items  .            $.19        $(.24)           $.41           $.09         $(.49)
 Net income (loss)   . . . . . . . . . . . .            $.19        $(.24)           $.41         $(.07)         $(.49)
                                                  ==========    ==========      =========      =========      =========
 Cash dividends declared on Common Stock   .            $.22          $.20             --             --             --
 Weighted average shares outstanding   . . .      20,918,000    13,328,000      8,709,000      8,300,000      4,052,000
 OTHER FINANCIAL DATA:
 Capital expenditures (2)  . . . . . . . . .         $15,747        $8,712         $5,838         $4,782         $2,252
 Common stock dividends  . . . . . . . . . .           4,559         2,830             --             --             --

                                                                          AS OF SEPTEMBER 30,

                                                    1997          1996           1995           1994           1993
                                                    ----          ----           ----           ----           ----
                                                                            (In thousands)
 BALANCE SHEET DATA:
 Cash and equivalents  . . . . . . . . . . .         $83,892       $13,414        $24,991        $24,763         $9,450
 Working capital   . . . . . . . . . . . . .         110,289        29,882         37,284         37,656         17,787
 Property, plant & equipment, net  . . . . .          97,779        72,585         29,824         27,513         24,431
 Total assets  . . . . . . . . . . . . . . .         321,753       162,172         88,183         78,969         51,353
 Long-term debt, net of current portion  . .         133,034        15,422          1,047            456         10,676
 Stockholders' equity  . . . . . . . . . . .         127,138       120,594         74,471         69,204         32,293

_________________________________________

(1) The Statement of Operations, Balance Sheet and Other Financial Data include the results of operations and financial position of the Company and each of the companies acquired since their respective dates of acquisition. See discussion of fiscal year acquisitions in
         Item 1.

(2) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This material contains "Forward-Looking Statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements, due to a number of factors including those discussed in Exhibit 99, can differ materially from results suggested by these forward-looking statements.

INTRODUCTION

The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and increased sales volumes in both existing and acquired business lines.

The April 1996 Wedco acquisition occurred during a cyclical downturn in the plastics industry and followed a period during which the domestic management of Wedco was focused upon the sale of Wedco and related matters. The Company believes as a result of these factors, Wedco experienced declines in the utilization of machinery and equipment which resulted in the underabsorption of certain overhead costs in several of Wedco's domestic facilities.
Consequently, during its fiscal year ended March 31, 1996, Wedco experienced a decline in both revenues and gross margins in comparison to its historical performance. As part of the strategy initiated with the Wedco acquisition, the Company acquired PSI (which solidified the Company's domestic petrochemical size reduction market share and added management expertise), continued to emphasize its European petrochemical processing business (through acquisition and expansion of the Company's distribution business) and established a domestic sales force. The Company also implemented a plan of consolidation involving the closure of three domestic petrochemical processing plants. The Houston, Texas and Long Beach, California plants were closed during the second quarter of fiscal 1997 and the Maywood, Illinois plant was closed during the first quarter of fiscal 1998. As a result of the above initiatives and the reduction of expenses, overall operating results of the Company's size reduction businesses have improved as compared to the combined results of Wedco and PSI for the year-earlier periods prior to these companies being acquired by the Company.

The Company's revenue is classified within two categories: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services, (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from (i) grinding petrochemicals into powders (size reduction), including other ancillary services and grinding equipment manufacturing, (ii) compounding sales and services, which includes the manufacture and sale of concentrates, and (iii) distributing plastic powders. Distribution revenues primarily include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe. These operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Revenues are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

Cost of sales and services is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity, equipment costs, supplies and purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, accounting, management information systems, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

LIQUIDITY AND CAPITAL RESOURCES

    The following are considered by management as key measures of liquidity applicable to the Company as of September 30:

                                                          1997                             1996
                                                     --------------                   ------------
         Cash and cash equivalents                    $  83,892,000                    $13,414,000
         Working capital                                110,289,000                     29,882,000
         Current Ratio                                          3.1                            2.3
         Debt-to-capitalization                            .53 to 1                       .14 to 1

    Cash and cash equivalents increased $70,478,000 during fiscal year 1997, primarily the result of the June 1997 issuance of the $120,000,000 10 3/8% Senior Notes, due 2007 ("Senior Notes") and cash generated by operating activities. These cash inflows were partially offset by cash used for investing activities, including acquisitions made during the year, and dividends on the Company's common and preferred stock.

    The Company's working capital and current ratio has increased from $29,882,000 and 2.3, respectively, at September 30, 1996 to $110,289,000 and
3.1, respectively, at September 30, 1997. These improvements are primarily due to the issuance of the Senior Notes which also resulted in an increase of the Company's debt-to-capitalization ratio from .14 to 1 to .53 to 1.

    The Company issued the Senior Notes on June 9, 1997 and received proceeds, net of offering costs, of approximately $114,942,000. The debt matures June 1, 2007 and interest is payable on June 1 and December 1 of each year commencing December 1, 1997. During fiscal 1997, the Company used a portion of the proceeds to retire approximately $16,700,000 of existing indebtedness and used $18,729,000 in connection with the Verplast acquisition.

    Capital expenditures totaled $15,747,000 during fiscal 1997. Of these capital expenditures, $4,548,000 related to the oilfield services business segment and $10,954,000 related to the petrochemical processing segment. The remaining $245,000 were general corporate expenditures. Petrochemical processing expenditures totaling $2,870,000 related to the capacity expansion of the Company's LaPorte, Texas compounding facility (See Item 1 -- "Business -- Petrochemical Processing"). The Company believes that the remaining proceeds of the Senior Notes offering, cash flow from operations, and borrowing under the Company's credit facility will be sufficient to fund its anticipated capital expenditure requirements.

    Cash flows from financing activities increased to sources of $100,909,000 during fiscal 1997 from uses of $8,221,000 in fiscal 1996. The increase is primarily due to the issuance of the Senior Notes, offset by an increase in debt repayments and common stock dividends.

    During the three years ended September 30, 1997, the Company acquired sixteen businesses. These acquisitions required significant investment by the Company in cash, Company common stock issued to the former owners of the acquired businesses and indebtedness effectively assumed by the Company. Many of the changes of the September 30, 1997 balance sheet from September 30, 1996 are a result of these acquisitions. The Company anticipates it will continue to seek acquisitions in the future.

    As of November 30, 1997, the Company had approximately $23,741,000 in additional borrowing capacity available under various credit arrangements. Of this amount, $15,000,000 is available under the Company's domestic credit facility and the remainder is available under various foreign facilities.

RESULTS OF OPERATIONS

                                                                YEARS  ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------------------
                                                                          (in thousands)
                                                            % of                     % of                      % of
                                               1997        Total        1996         Total        1995        Total
                                               ----        -----        ----         -----        ----        -----
 NET REVENUES (000'S)
 Exploration sales and services  . . .         $37,558           38     $34,545           39      $34,953           40
 Production sales and services . . . .          33,097           34      31,087           35       28,745           33
 Corrosion control services  . . . . .          23,210           24      21,591           24       20,562           23
 Other sales and services  . . . . . .           4,192            4       2,167            2        3,623            4
                                              --------          ---    --------          ---      -------          ---
 Total oilfield sales and services              98,057          100      89,390          100       87,883          100
                                              --------                 --------                   -------
 revenues  . . . . . . . . . . . . . .

 Size reduction services and other sales        45,782           46      17,567           91           --           --
 and services                                   36,566           37       1,706            9           --           --
 Compounding sales and services  . . .          17,441           17          --           --           --           --
                                              --------          ---    --------          ---      -------          ---
 Distribution of material  . . . . . .
 Total petrochemical processing  . . .          99,789          100      19,273          100           --           --
                                              --------                 --------                   -------

 Total . . . . . . . . . . . . . . . .        $197,846                 $108,663                   $87,883
                                              ========                 ========                   =======


                                                                     YEARS  ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------
                                                            % of                     % of                      % of
                                               1997        Total        1996         Total        1995        Total
                                               ----        -----        ----         -----        ----        -----
 OPERATING INCOME (LOSS) (000'S)
 Oilfield sales and services . . . . .          14,447           64     $11,562          154      $12,085          100
 Petrochemical processing sales and              8,180           36     (4,068)         (54)           --           --
                                               -------          ---    -------          ---       -------          ---
 services  . . . . . . . . . . . . . .
 Total operations  . . . . . . . . . .          22,627          100       7,494          100       12,085          100
 General corporate expenses  . . . . .         (9.217)                  (9,891)                   (7,035)
                                               -------                 --------                   -------

 Total . . . . . . . . . . . . . . . .         $13,410                 $(2,397)                   $ 5,050
                                               =======                 =======                    =======

---------------------------


Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         Revenues. Consolidated revenues increased $89,183,000 or 82% during fiscal 1997 compared to fiscal 1996. This increase resulted from an increase in both oilfield services revenues and petrochemical processing revenues.

         Oilfield service revenues increased $8,667,000 or 9.7% during fiscal 1997 versus 1996. Revenues improved within all oilfield service business lines and such growth, rather than being due to acquisitions, was primarily driven internally. As a result of an increasing domestic rig count which increased demand for the Company's services, exploration sales and services revenues increased $3,013,000 or 8.7% in fiscal 1997 compared to 1996. A majority of this increase resulted from an increase in revenues for the Company's Houston, Texas facility which benefitted from increased drilling activity in the Gulf of Mexico. Production sales and services revenues increased $2,010,000 or 6.5% driven by modestly higher average oil and gas prices in fiscal 1997 versus 1996. Much of these revenue gains were due to increased demand for the Company's services in the West Texas and Canadian markets. Corrosion control sales and services revenues increased $1,619,000 or 7.5% in fiscal 1997 compared to 1996. This improvement resulted from increased drilling activity, the success of the Company's new product lines and, to a lesser extent, higher average sales prices. Other sales and services consist of revenues generated by the Company's Canadian subsidiary, Shearer, relating to the reconditioning and selling of engines used in connection with oil well pumping equipment.

         Petrochemical processing sales and services revenues increased $80,516,000 or 418% in fiscal 1997 compared to 1996. This increase is almost entirely due to the timing of the fiscal 1996 and 1997 petrochemical processing acquisitions. Since all of these acquisitions were accounted for using the purchase method of accounting, the Company included, in the consolidated statement of operations, the acquired companies' results of operations only from the date of acquisition. See Note 2 to the Company's Consolidated Financial Statements which includes unaudited pro forma financial information. During the year ended September 30, 1997, sales to a single customer within the petrochemical processing segment accounted for approximately 8% of the Company's consolidated revenues.

         Costs and Expenses. Gross profit (calculated as total revenues minus total costs of sales and services), as a percentage of revenues in fiscal 1997 declined to 28.6% from 31.3% in 1996. Within the oilfield service business, gross profits as a percentage of revenues improved 1.3% due to increased sales volumes (which resulted from increased utilization of operating facilities) and, to a lesser extent, modest average price improvements within some of the Company's oilfield services markets, without a proportionate increase in costs and expenses. The overall decline in gross profits, as a percentage of revenues, in fiscal 1997 as compared to 1996 is attributable to the increase in compounding sales and distribution of material revenues which generate lower gross profits as a percentage of revenues. Generally, gross profits as a percentage of revenues are higher within the Company's size reduction operations, which are performed on a toll basis, as compared to the Company's oilfield service operations. Conversely, the gross profits as a percentage of sales of the Company's concentrate manufacturing (included in compounding sales and services revenues) and distribution of material revenues tend to be significantly lower, due to the significant raw material cost component included in these revenues.

         Selling, general and administrative costs increased $11,985,000, from $19,996,000 in fiscal 1996 to $31,981,000 in fiscal 1997. The increase was due to the timing of the fiscal 1996 and 1997 acquisitions and to a lesser extent, higher legal expenses and higher corporate administrative expenses, offset by lower bonus expenses. Also, fiscal 1997 selling, general and administrative expenses included capital-based state franchise taxes which were not included in fiscal 1996. Selling, general and administrative costs as a percentage of revenues improved to 16.2% in fiscal 1997 compared to 18.4% in fiscal 1996. This decrease was also the result of the fiscal 1996 and 1997 acquisitions and the increase in distribution revenues resulting from the establishment of the ICO Polymers companies in Europe. These factors have resulted in the Company's corporate expenses being spread across a greater revenue base.

         Depreciation and amortization expense increased to $11,349,000 in fiscal 1997 from $7,230,000 in fiscal 1996. The increase resulted from additions of property, plant and equipment and goodwill due primarily to the acquisitions made during fiscal 1996 and 1997.

         Operating Income. Operating income improved to $13,410,000 in fiscal 1997 from an operating loss of $2,397,000 in fiscal 1996. Oilfield services operating income increased $2,885,000 or 25.0% in fiscal 1997 compared to fiscal 1996. Improvement within the oilfield service business was driven by the increase in revenues and gross profit margins and the $868,000 charge for inventory writedowns in fiscal 1996. A similar inventory charge was not required in fiscal 1997. Petrochemical processing sales and services operating income improved to $8,180,000 in fiscal 1997 from a loss of $4,068,000 in 1996. This increase in petrochemical processing operating income resulted from the timing of the fiscal 1996 and 1997 petrochemical processing acquisitions, the 1996 charges relating to SFAS 121 impairment ($5,025,000) and non-recurring compensation arrangements ($1,567,000) which were unnecessary in fiscal 1997.

         General corporate expenses declined from $9,891,000 in fiscal 1996 to $9,217,000 in fiscal 1997. The decline resulted primarily from non-recurring and other litigation charges ($1,572,000) and non-recurring compensation arrangements ($245,000) in fiscal 1996, neither of which was required in fiscal 1997. Additionally, legal expenses and corporate administrative expenses were higher and bonus expenses were lower in fiscal 1997 compared to fiscal 1996.

         Interest Income/Expense. Net interest expense was $3,764,000 in fiscal 1997 compared to net interest income of $608,000 in fiscal 1996. The change is due to the issuance of the $120,000,000 Senior Notes, the utilization of cash balances and the assumption of debt in connection with the fiscal 1996 and 1997 acquisitions. The Company's interest expense in fiscal 1998 and future years will be significantly higher than in fiscal 1997, due to the June 1997 issuance of Senior Notes.

         Income Taxes. The Company's effective tax rate increased to 40.5% during fiscal 1997 compared to 37.4% in fiscal 1996. This change was the result of an increase in non-deductible goodwill amortization which, unlike fiscal 1996, was not offset by a reversal of the Company's valuation allowance against net deferred tax assets. As non-deductible goodwill amortization continues to increase, resulting from future acquisitions, the Company would anticipate that future effective tax rates, likewise, would increase. The Company's effective tax rate will also vary as a result of the mix of domestic and foreign pre-tax income since, currently, the Company's domestic effective tax rate is higher than the average effective tax rate of foreign operations. See Note 17 - "Segment and Foreign Operations Information" to the Company's Consolidated Financial Statements.

         The Company has for tax return purposes $5,696,000 and $1,078,000 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008, and $1,023,000 in investment, alternative minimum and other tax credit carryforwards. All of the tax credits are expected to expire unused, except for $248,000 in alternative minimum tax credits, which have no expiration.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar, and the French franc have impacted the translation of revenues and income of the Company's European petrochemical processing operations over the past two years. The table below summarizes the impact of guilder, pound and krona currency fluctuations (i.e. material fiscal 1996 currency exposures) during the twelve months ended September 30, 1997 compared to the exchange rates used to translate the five months ended September 30, 1996.

         Net revenues                       (1,113,000)
         Operating income                     (141,000)
         Pre-tax income                       (128,000)
         Net income                            (88,000)

         Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of stockholders' equity. As a result of the dollar's fluctuation against applicable foreign currencies, stockholders' equity decreased by $1,985,000 in fiscal 1997.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

         Revenues. Revenues increased $20,780,000, or 23.6%, in the fiscal year ended September 30, 1996 from the same period in fiscal 1995. The increase was primarily the result of the Company's entry into the specialty petrochemical processing business via the acquisitions of Wedco (April 1996) and PSI (July
1996).

         Exploration revenues decreased $408,000, or 1.2%, in fiscal 1996 compared to fiscal 1995. The decrease was primarily due to a shift in the classification of the services provided to customers within the Company's Lone Star, Texas facility. Historically, the Lone Star facility provided mostly new pipe inspection. During late fiscal 1995, the Company began providing mostly used tubular goods inspection at this facility. Accordingly, in fiscal 1996, Lone Star revenues were classified as production services revenues versus fiscal 1995, when these revenues were included in exploration services revenues. After eliminating the effect of this reclassification, fiscal 1996 revenues increased $1,280,000 or 3.7% as compared to fiscal 1995. Demand for exploration services is affected by domestic drilling activity. The domestic rig count averaged 762 for the fiscal year ended September 30, 1996 as compared to 738 during fiscal 1995, an increase of 3.3%. In addition, the Company's exploration revenues increase in fiscal 1996 was due in part to the full-year effect of the acquisition of Spinco in June 1995.

         Production revenues increased $2,342,000, or 8.1%, in fiscal 1996 from fiscal 1995, primarily due to the reclassification of Lone Star, Texas revenues discussed above. After eliminating the effect of the reclassification of Lone Star revenues, production services revenues increased $654,000 or 2.3%. The increase resulted from generally high oil prices in fiscal 1996 which increased the demand for production services. Oil prices ranged from a high of $25 per barrel to a low of $17 per barrel during fiscal 1996 compared to a high of $21 per barrel and a low of $17 per barrel during fiscal 1995.

         Revenues from corrosion control services increased $1,029,000, or 5.0%, in fiscal 1996 as compared to fiscal 1995. The increase resulted primarily from greater demand for the Company's services in the Louisiana and West Texas corrosion control markets.

         Revenues from other services decreased $1,456,000, or 40.2%, from fiscal 1995 as compared to fiscal 1996 as a result of a decline in oilfield engine sales and reconditioning revenues in Canada, due to a slowdown in oilfield activity in Western Canada. The remaining decrease was the result of an equipment sale recognized in fiscal 1995, with no comparable sale in fiscal 1996.

         Costs and Expenses. Cost of sales and services as a percentage of net revenues increased to 68.7% during fiscal 1996 versus 68.1% for the same period in fiscal 1995. Such costs exclude sales, general and administrative expenses, depreciation and amortization, interest costs and expenses, other income and expense and the following fiscal 1996 operating expenses: non-recurring compensation arrangements, non-recurring litigation and writedown of inventories. Within the oilfield service business, costs of sales and services increased to 70.3% (calculated as costs of sales and services divided by revenues) in fiscal 1996 as compared to 68.1% in fiscal 1995. The gross margin decline within the oilfield services segment was due to (in order of magnitude): a softening of prices in the Houston inspection and West Texas coating markets, the recognition of $2.1 million in product sales during fiscal 1995 which carried gross margins greater than the Company's traditional oilfield sales and services, and the reclassification of certain employee expenses to cost of sales during fiscal 1996 which had been recognized as selling, general and administrative expenses during fiscal 1995. The reclassification of the employee expenses was based upon the applicable employees' job functions. The effects of lower margins in the Company's oilfield service business were partially offset by the higher margins generated by the specialty petrochemical processing business. This business which, in fiscal 1996, primarily provided size reduction and compounding services on a toll basis, generally generates higher gross margins as a percentage of net revenues than the Company's oilfield services business.

         Selling, general and administrative (SG&A) expenses increased from $17,736,000 during fiscal 1995 to $19,996,000 during fiscal 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 18.4% in fiscal 1996 as compared to 20.2% in fiscal 1995. These changes are primarily due to the Wedco and PSI acquisitions which increased both revenues and selling, general and administrative expenses, but had the effect of lowering these costs as a percentage of revenues. The Company also experienced decreases in the following SG&A categories for fiscal 1996 versus fiscal 1995 (in order of magnitude): insurance costs, moving expenses (primarily related to several employee relocations in 1995) and payroll costs due to the reclassification of certain employee costs explained above. These lower costs were offset by $490,000 in expenses relating to litigation costs incurred in the fourth quarter of fiscal 1996 in relation to certain Baker Hughes litigation (see Item 3 - "Legal Proceedings").

         Depreciation and amortization increased from $5,112,000 for the year ended September 30, 1995 to $7,230,000 for the year ended September 30, 1996. The increase was primarily due to increases in property, plant and equipment and goodwill due to the Wedco acquisition as well as capital expenditures made during the year.

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of), which the Company adopted in the first quarter of fiscal 1996. SFAS No. 121 established "accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The new statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is performed using the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, compared to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. The Company accumulated cash flow information at the lowest asset grouping levels for which there were identifiable cash flows. These levels were represented by separate operating locations. In the fourth quarter of fiscal 1996, based on the consolidation plans, the Company was required to consider impairment which resulted in a write-down of long-lived assets of $5,025,000. The SFAS No. 121 write-down related entirely to the Wedco facilities which, during the fourth quarter of fiscal 1996, the Company decided to close in fiscal 1997. More than two-thirds of the write-down reduced the carrying value of goodwill created by the April 1996 acquisition of Wedco. The remaining charge related to machinery and equipment within the facilities to be closed. See "Business -- Petrochemical Processing -- Size Reduction Services" and Note 4 to the Consolidated Financial Statements of the Company.

         Non-recurring compensation charges of $1,812,000 in fiscal 1996 related to previous acquisitions made by the Company. Most of the expense consists of severance and consulting fee obligations resulting from the Wedco acquisition. During the fourth quarter of fiscal 1996, the Company determined these expenses would not benefit the Company in the future. Inventory writedowns of $868,000 in fiscal 1996 consisted of a reduction in the carrying value of inventory, within the oilfield service operations, which partially related to the acquisition of Baker Hughes Tubular Services, Inc. ("BHTS") in September 1992.

         In fiscal 1996, the Company incurred $1,112,000 in non-recurring litigation charges. During the fourth quarter and subsequent to year-end, the Company determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be reasonably estimated. Eight-five percent (85%) of the charge relates to the settlement of the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in September 1992. Of the remaining charges, $150,000 related to a personal injury claim made against the Company. See "Business -- Legal Proceedings."

         Operating Income. Operating Income decreased from operating income of $5,050,000 for the year ended September 30, 1995 to an operating loss of $2,397,000 for the year ended September 30, 1996. The decrease is due to the changes in revenues, selling, general and administrative, depreciation and amortization and unusual items during fiscal 1996 versus fiscal 1995 as explained above.

         Net interest income decreased from $1,307,000 in fiscal 1995 to $608 during fiscal 1996. This change resulted from the debt assumed in connection with the Wedco acquisition, a lower average cash balance and lower yields on the Company's high-quality commercial paper portfolio.

         Provision (Benefit) for Income Taxes. The Company decreased its valuation allowance through the fiscal 1996 provision to reflect its ability to benefit from temporary differences. In connection with the purchase price accounting for the Wedco acquisition, the Company reversed the remaining valuation allowance against net tax assets expected to be realized, resulting in a decrease in acquired goodwill.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                P A R T    I I I

Items 10, 11, 12 and 13 of Part III are incorporated by reference into the Registrant's Proxy Statement for its 1998 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.


                                P A R T     I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b) Reports on Form 8-K: On August 5, 1997 the Company filed a Form 8-K Current Report regarding the acquisition of Verplast SpA. On October 2, 1997 the Company filed a Form 8-KA relating to the same transaction.

(c) Exhibits Required by Item 601 of S-K:

         The following instruments and documents are included as Exhibits to this Registration Statement. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                                                   EXHIBIT
-----------         -----------------------------------------------------------------------------------------
  2.1         --   Share Purchase Agreement between Rotec Chemicals Ltd.  and the Registrant (filed as Exhibit
                   99.2 to Form 8-K dated May 12, 1997)

  2.2         --   Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                   Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco
                   Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)
  3.1         --   Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 4 to Form S-3 dated September 13, 1993)

  3.2         --   By-Laws of the Company (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30,
                   1996)

  4.1         --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17,
                   1997)

  4.2         --   Registration Rights Agreement dated June 9, 1997 by and between the Company and Bear, Stearns &
                   Co., Inc., relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form S-4 dated June 17,
                   1997)
  4.3         --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registration and
                   Society National Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for
                   1992)

  4.4         --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to
                   Form S-4 dated May 15, 1996)

  4.5         --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and Harris
                   Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December __,
                   1997.)

EXHIBIT NO.                                                   EXHIBIT
-----------         -----------------------------------------------------------------------------------------
  10.1        --   Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant and
                   Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

  10.2        --   Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the
                   Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated August 14, 1997)
  10.3        --   Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                   Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated
                   October 3, 1997)

  10.4        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                   Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

  10.5        --   1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the
                   Registrant's Form S-8 dated September 1,3 1993)

  10.6        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy
                   Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
  10.7        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 10, 1995 for the Annual Meeting of Shareholders)

  10.8        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 29, 1996 for the annual Meeting of Shareholders)

  10.9        --   Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to
                   Form S-4 dated May 15, 1996)

  10.10       --   Consulting Agreement -- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15,
                   1996)
  10.11       --   Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

  10.12       --   Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

  10.13       --   Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May
                   15, 1996)

  10.14       --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders
                   (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
  10.15       --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders (filed as
                   Exhibit 10.22 to Form S-4 dated May 15, 1996)

  10.16**     --   Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto.

  10.17**     --   Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto.

   21**       --   Subsidiaries of the Company
   23**       --   Consent of Price Waterhouse LLP

   27**       --   Financial Data Schedule

EXHIBIT NO.                                                   EXHIBIT
-----------         -----------------------------------------------------------------------------------------
   99**       --   Safe Harbor Disclosure
------------------

           ** Filed herewith

(d) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ICO, Inc.

                                  By:         /s/ Sylvia A. Pacholder
                                     -----------------------------------------
                                          Sylvia A. Pacholder, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                        Date:     December 24, 1997


    Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              NAME                                         TITLE                                 DATE
      --------------------                         ---------------------                 --------------------
    /s/ Sylvia A. Pacholder               Chief Executive Officer, President,             December 24, 1997
---------------------------------
       Sylvia A. Pacholder                Secretary & Director
                                             (Principal Executive Officer)

    /s/ Asher O. Pacholder                Chairman of the Board, Chief                    December 24, 1997
---------------------------------
       Asher O. Pacholder                 Financial Officer & Director
                                             (Principal Financial Officer)
    /s/ Robin E. Pacholder                Senior Vice President and General               December 24, 1997
----------------------------------
       Robin E. Pacholder                 Counsel; Director

/s/ Jon C. Biro                           Senior Vice President and Treasurer             December 24, 1997
-------------------------------------
           Jon C. Biro                    (Principal Accounting Officer)

   /s/ William E. Cornelius               Director                                        December 24, 1997
----------------------------------
      William E. Cornelius

  /s/ James E. Gibson                     Director                                        December 24, 1997
------------------------------------
         James E. Gibson
/s/ Walter L. Leib                        Director                                        December 24, 1997
--------------------------------------
         Walter L. Leib

 /s/ William J. Morgan                    Director                                        December 24, 1997
------------------------------------
        William J. Morgan

/s/ George S. Sirusas                     Director                                        December 24, 1997
--------------------------------------
        George S. Sirusas

           NAME                                         TITLE                                 DATE
   --------------------                         ---------------------                 --------------------
/s/ John F. Williamson                 Director                                        December 24, 1997
---------------------------------
    John F. Williamson

/s/ William E. Willoughby              Director                                        December 24, 1997
--------------------------------
   William E. Willoughby

                           ICO, INC. AND SUBSIDIARIES

                                   FORM 10-K

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULE





The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         Financial Statements:                                                                        PAGE
                                                                                                      ----
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

         Consolidated Balance Sheet at September 30, 1997 and 1996  . . . . . . . . . . . . . . . . .  F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

         Consolidated Statement of Stockholders' Equity for the
         three years ended September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 4 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Due to a change in circumstances pursuant to this statement, the Company recognized a charge of $5,025,000 for the year ended September 30, 1996.





PRICE WATERHOUSE LLP

Houston, Texas
December 19, 1997

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                       SEPTEMBER 30,
                                                                            --------------------------------------

ASSETS                                                                           1997                 1996
------                                                                      ----------------      ----------------

                                                                            (In thousands, except share data)
Current assets:
    Cash and cash equivalents                                                 $  83,892          $  13,414
    Trade receivables (less allowance for doubtful accounts of
         $967 and $706, respectively)                                            49,963             25,279
    Inventories                                                                  20,709              7,556
    Deferred tax asset                                                            3,812              4,052
    Prepaid expenses and other                                                    4,382              3,039
                                                                              ---------          ---------
         Total current assets                                                   162,758             53,340

Property, plant and equipment, at cost                                          152,440            126,170
    Less - accumulated depreciation and amortization                            (54,661)           (53,585)
                                                                              ---------          ---------
                                                                                 97,779            72,585
Other assets:
    Goodwill (less accumulated amortization of
         $5,056 and $4,039, respectively)                                        49,761             29,915
    Investment in joint ventures                                                  1,871              3,400
    Debt offering costs                                                           4,790                --
    Other                                                                         4,794              2,932
                                                                              ---------          ---------
                                                                              $ 321,753          $ 162,172
                                                                              =========          =========

L I A B I L I T I E S   A N D  S T O C K H O L D E R S'   E Q U I T Y
---------------------------------------------------------------------
Current liabilities:
    Short term borrowings and current portion of long-term debt               $  10,719        $     3,880
    Accounts payable                                                             21,923              8,538
    Accrued interest                                                              4,033                163
    Accrued insurance                                                             2,095              1,613
    Accrued salaries and wages                                                    2,204              2,001
    Accrued litigation costs                                                      1,046              2,071
    Income taxes payable                                                          1,092               --
    Accrued expenses                                                              9,357              5,192
                                                                              ---------          ---------
         Total current liabilities                                               52,469             23,458

Deferred income taxes                                                             7,463              1,648
Long-term liabilities                                                             1,649              1,050
Long-term debt, net of current portion                                          133,034             15,422
                                                                              ---------          ---------
         Total liabilities                                                      194,615             41,578

Stockholders' equity: (see Note 10)
    Preferred stock, without par value - 500,000 shares authorized;
      322,500 shares issued and outstanding with a liquidation
      preference of $32,250                                                          13                 13
    Common Stock, without par value - 50,000,000 shares authorized;
     21,598,658 and 19,682,494 shares issued and outstanding, respectively       36,966             35,822
    Additional paid-in capital                                                  109,814            102,429
    Cumulative translation adjustment                                            (1,953)                32
    Accumulated deficit                                                         (17,702)           (17,702)
                                                                              ---------          ---------
                                                                                127,138            120,594
                                                                              ---------          ---------
Commitments and contingencies (see Note 15)
                                                                              $ 321,753          $ 162,172
                                                                              =========          =========


   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------
                                                          1997               1996                1995
                                                ---------------------------------------------------------------
                                                         (In thousands, except share data)
Revenues:
    Services                                               $ 122,333         $   89,417         $   69,172
    Sales                                                     75,513             19,246             18,711
                                                          ----------         ----------          ---------
Total revenues                                               197,846            108,663             87,883
                                                          ----------         ----------          ---------
Costs and expenses:
    Cost of services                                          76,050             58,643             45,602
    Cost of sales                                             65,252             16,061             14,283
    Selling, general and administrative                       31,981             19,996             17,736
    Depreciation and amortization                             10,332              6,774              4,983
    Goodwill amortization                                      1,017                456                129
    (Gain) loss on sale of fixed assets                         (196)               313                 (4)
    Impairment of long-term assets                               --               5,025                 --
    Non-recurring compensation arrangements                      --               1,812                 --
    Non-recurring litigation charges                             --               1,112                 --
    Writedown of inventories                                     --                 868                104
                                                          ----------         ----------          ---------
Total Costs and Expenses                                     184,436            111,060             82,833
                                                          ----------         ----------          ---------
Operating income (loss)                                       13,410             (2,397)             5,050
                                                          ----------         ----------          ---------
Other income and (expense):
    Interest income                                            2,001              1,277              1,424
    Interest expense                                          (5,765)              (669)              (117)
    Equity in income of joint ventures                           385                 80                 --
    Other                                                        217                 17                 --
                                                          ----------         ----------          ---------
Income (loss) before taxes                                    10,248             (1,692)             6,357
Provision (benefit) for income taxes                           4,150               (632)               567
                                                          ----------         ----------          ---------
Net income (loss)                                              6,098             (1,060)             5,790
Preferred Dividends                                            2,176              2,178              2,176
                                                          ----------         ----------          ---------
Net income (loss) applicable to common stock              $    3,922         $   (3,238)         $   3,614
                                                          ==========         ==========          =========
Earnings (loss) per share                                 $      .19         $     (.24)         $     .41
                                                          ==========         ==========          =========
    Weighted average common and common
      equivalent shares outstanding                       20,918,000         13,328,000          8,709,000
                                                          ==========         ==========          =========





   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------
                                                            1997              1996               1995
                                                     ----------------   ----------------   ----------------
Cash flows from operating activities:                                     (In thousands)
    Net income (loss)                                        $ 6,098           $ (1,060)           $ 5,790
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                             11,349              7,230              5,112
    (Gain) loss on disposition of property, plant,
      and equipment                                             (196)               313                 (4)
    Writedown for impairment of long-term assets                 --               5,025                 --
    Writedown of inventories                                     --                 868                104
    Equity in income of joint ventures                          (385)               (80)                --
    Changes in assets and liabilities, net of the effects
      of business acquisitions:
         Receivables                                          (3,586)              (179)            (3,279)
         Inventories                                          (7,312)            (2,062)               193
         Prepaid expenses and other assets                       243              1,604               (340)
         Deferred taxes                                        3,243             (1,661)            (1,634)
         Accounts payable                                      3,839                953                400
         Accrued interest                                      3,870                161                --
         Accrued expenses                                     (3,358)                (2)             2,687
                                                           ---------           --------          ---------
         Total adjustments                                     7,707             12,170              3,239
                                                           ---------           --------          ---------
      Net cash provided by operating activities               13,805             11,110              9,029
                                                           ---------           --------          ---------
Cash flows from investing activities:
    Capital expenditures                                     (15,747)            (8,712)            (5,838)
    Acquisitions, net of cash acquired                       (29,396)            (5,953)              (939)
    Dispositions of property, plant and equipment                907                199                137
                                                           ---------           --------          ---------
      Net cash used for investing activities                 (44,236)           (14,466)            (6,640)
                                                           ---------           --------          ---------
Cash flows from financing activities:
    Net proceeds from sale of stock                              794                474                622
    Payment of dividend on preferred stock                    (2,176)            (2,178)            (2,176)
    Payment of dividend on common stock                       (4,559)            (2,830)               --
    Proceeds from issuance of debt                           124,928                491                142
    Payment of debt offering costs                            (5,058)                --                 --
    Debt repayments                                          (13,020)            (4,178)              (749)
                                                           ---------           --------          ---------
      Net cash provided by (used for) financing activities   100,909             (8,221)            (2,161)
                                                           ---------           --------          ---------
Net increase (decrease) in cash and cash equivalents          70,478            (11,577)               228
Cash and cash equivalents at beginning of year                13,414             24,991             24,763
                                                           ---------           --------          ---------
Cash and cash equivalents at end of year                   $  83,892           $ 13,414          $  24,991
                                                           =========           ========          =========
Supplemental Disclosures of Cash Flow Information:
    Cash received (paid) during the period for:
         Interest received                                $    1,981           $  1,278         $    1,430
         Interest paid                                        (1,857)              (688)              (127)
         Income taxes paid                                    (1,269)            (2,709)              (992)



   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK            ADDITIONAL      CUMULATIVE
                                       PREFERRED    ---------------------       PAID-IN         TRANSLATION   ACCUMULATED
                                        STOCK       SHARES        AMOUNT        CAPITAL         ADJUSTMENT    DEFICIT
                                       --------     ---------     --------      --------        ----------    -----------
Balance at September 30, 1994           $ 13        8,551,574     $ 33,394      $ 56,106        $ (53)        $(20,256)

Issuance of shares in connection with:
    Acquisitions                          --          161,550          843            --           --               --
    Exercise of employee stock options    --          133,330          622            --           --               --
    ICO Employee Stock Ownership Plan     --           37,457          183            --           --               --
Convertible Exchangeable
   Preferred Stock Dividend               --               --           --            --           --           (2,176)
Translation adjustment                    --               --           --            --            5               --
Net income                                --               --           --            --           --            5,790
                                      -------       ----------      -------      --------      -------         --------

Balance at September 30, 1995             13        8,883,911       35,042        56,106          (48)         (16,642)

Issuance of shares in connection with:
    Acquisitions                          --       10,664,435          107         51,331           --               --
    Exercise of warrants                  --           20,000          100             --           --               --
    Exercise of employee stock options    --           79,499          374             --           --               --
    ICO Employee Stock Ownership Plan     --           34,649          199             --           --               --
Convertible Exchangeable
   Preferred Stock Dividend (See Note 10) --               --           --         (2,178)          --               --
Common Stock Dividend (See Note 10)       --               --           --         (2,830)          --               --
Translation adjustment                    --               --           --             --           80               --
Net loss                                  --               --           --             --           --           (1,060)
                                      -------       ----------      -------      --------      -------         --------

Balance at September 30, 1996              13      19,682,494       35,822        102,429           32          (17,702)
                                      -------       ----------      -------      --------      -------         --------

Issuance of shares in connection with:
    Acquisitions                          --        1,712,365            17         8,022           --               --
    Exercise of employee stock options    --          156,368           794            --           --               --
    ICO Employee Stock Ownership Plan     --           47,431           333            --           --               --
Convertible Exchangeable
   Preferred Stock Dividend               --               --           --             --           --           (2,176)
Common Stock Dividend (See Note 10)       --               --           --           (637)          --           (3,922)
Translation adjustment                    --               --           --             --       (1,985)              --
Net income                                --               --           --             --           --            6,098
                                      -------       ----------      -------      --------      -------         --------

Balance at September 30, 1997         $    13       21,598,658      $36,966      $109,814      $(1,953)        $(17,702)
                                      =======       ==========      =======      ========      =======         ========




   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - ICO, Inc. and its subsidiaries (the "Company") serve the global energy, petrochemical and steel industries, providing high technology equipment manufacturing and services for inspection, reclamation, corrosion control, and plastics processing.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to post-retirement and other employee benefit liabilities, valuation allowances for deferred tax assets, and fair value of financial instruments. Actual results could differ from these estimates. Management believes that the estimates are reasonable.

         JOINT VENTURES - Joint ventures included in the Company's financial results for the years ended September 30, 1997 and 1996 are: Micronyl-Wedco S.A., a size-reduction and custom compounding company with locations in Beaucaire and Montereau, France, 50% owned by the Company; and WedTech, Inc., a size-reduction and custom compounding company which is 50% owned by the Company and has production facilities in Brantford, Ontario, and Calgary, Alberta, Canada, as well as a research and development facility in Dewey, Oklahoma. The Company acquired its 50% interest in WedTech in connection with the April 1996 Wedco acquisition. This investment was accounted for using the cost method of accounting throughout 1996 and up through May 1, 1997, at which time the Company resolved certain legal issues surrounding its ability to exercise significant influence over WedTech (See Note 9); from that point forward, the Company has accounted for WedTech using the equity method of accounting, and prior period operating results were immaterial for restatement from cost to equity method accounting. During fiscal year 1997, the Company accounted for Micronyl-Wedco S.A. using the equity method until April of 1997, at which time the remaining 50% interest was acquired by the Company. Under the equity method, investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses.

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States. The Company also serves the petrochemical industry by providing customers with size-reduction and other related services for heat sensitive thermo-plastic materials and manufactures certain machinery used for those services. The Company operates in the petrochemical industry in the United States, Europe and Canada. European operations are conducted through ICO Europe B.V., the holding company for the foreign petrochemical processing operations. See Note 17 - "Segment and Foreign Operations Information".

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different

                       (in thousands, except share data)


economic environments in which it operates. The Company intends to adopt the requirements of this pronouncement in financial statements for the year ended September 30, 1999 as required by the Statement. The Company does not believe that the implementation of SFAS No. 131 will have a material impact on its financial statements.

         REVENUE AND RELATED COST RECOGNITION - The Company generally recognizes revenue upon completion of its services and related expenses are
generally recognized as incurred.   For product and machinery sales, revenues
and related expenses are recognized when title is transferred, generally when the products are shipped.

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

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

CLASSIFICATION                                             YEARS
--------------                                             -----
Site improvements . . . . . . . . . . . . . . . . . . . . . 2-25
Buildings . . . . . . . . . . . . . . . . . . . . . . . .  15-25
Machinery and equipment . . . . . . . . . . . . . . . . . . 1-15
Transportation equipment  . . . . . . . . . . . . . . . . . 3-10

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

    IMPAIRMENT OF LONG-LIVED ASSETS - In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (See Note 4). SFAS No. 121 prescribes that an impairment loss is recognized in the event facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on a determination of fair market value as compared to carrying value.

    GOODWILL - The excess purchase price over fair value of net tangible assets (i.e., goodwill), is being amortized on a straight-line basis over 40 years. Goodwill is reviewed for impairment in accordance with SFAS No. 121.

    PATENTS AND LICENSES - The cost of patents, patent rights and license agreements is generally amortized over the remaining legal lives of the patents or agreements on a straight-line basis, averaging approximately ten years.

                       (in thousands, except share data)




     CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52, "Foreign Currency Translation". When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of
Shareholders' Equity.   Exchange gains and losses resulting from foreign
currency transactions are generally recognized in earnings. Net foreign currency transaction gains or losses are not material in any of the periods presented.

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

    STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 11).
Accordingly, no compensation cost was recorded for employee-based compensation plans in the accompanying financial statements.

    CONCENTRATION OF CREDIT RISK - The market for the Company's services is the petrochemical and oil and gas industries. The Company's customers, within the oilfield service business include several of the leading integrated oil companies, major independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and supply companies. Within the petrochemical processing segment, primary customers include manufacturers of plastic products and large producers of petrochemicals, which include major chemical companies and petrochemical production affiliates of major oil production companies.

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

    INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities.

    The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

    EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is based on net income (loss) applicable to common stock and is computed using the weighted average number of common and common equivalent shares outstanding during the year including stock options and warrants which may have a dilutive effect. Outstanding options, warrants and Exchangeable Preferred Stock did not have a materially dilutive effect for the three years ended September 30, 1997.

                       (in thousands, except share data)


    SFAS No. 128, "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements in the first quarter of fiscal 1998. SFAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share. SFAS No. 128 also requires the presentation of diluted net income per share which the company has not been previously required to present under generally accepted accounting principles. The Company does not believe that the implementation of SFAS No. 128 will have a material impact on its financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 1997.

    RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general- purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.


NOTE 2 - ACQUISITIONS

    The Company entered into the following business combinations during fiscal years 1997, 1996 and 1995. All such transactions were accounted for using the purchase method of accounting under APB No. 16, "Accounting for Business Combinations." Accordingly, operating results of the acquired companies are included with the Company's consolidated results of operations from the respective acquisition dates.

1997 ACQUISITIONS

    On September 19, 1997 the Company acquired the operating assets of Nspection Systems, Inc. for $600 in cash and future royalty payments based on sales. Nspection provides electromagnetic inspection and related services for new and used tubing, casing and drill pipe utilizing two locations in Houston, Texas.

    On July 21, 1997 the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly-owned subsidiary of Verplast, for a total consideration of approximately $35,100, consisting of approximately

                       (in thousands, except share data)


$18,700 in cash and the effective assumption of $16,400 in total liabilities. Verplast, located in northern Italy, is a supplier of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

    On May 5, 1997, the Company acquired the remaining 50% ownership of Micronyl-Wedco S.A. ("Micronyl") not already owned by the Company for a total consideration of approximately $7,600, consisting of approximately $2,600 in cash and the effective assumption of $5,000 in total liabilities Micronyl operates two size reduction facilities in France which perform services similar to those performed by the Company's other petrochemical size reduction facilities.

    On April 30, 1997, the Company acquired Rotec for a total consideration of approximately $7,800, consisting of approximately $2,500 in cash, 427,353 shares of Company common stock valued at approximately $2,100 and the effective assumption of $3,200 in total liabilities. In addition, Rotec shareholders may be entitled to additional consideration in cash and Company common stock based on future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

    During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500 and five additional payments of Dutch Guilders ("Dfl") 674 ($339 at September 30, 1997 exchange rates) payable for each of five years beginning one year after the acquisition date. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future at contracted prices.

    During December 1996, the Company acquired Bayshore Industrial ("Bayshore") for a total consideration of approximately $18,500, consisting of approximately $6,900 in cash, 1,285,012 shares of Company common stock valued at approximately $5,900 and the effective assumption of $5,700 in total liabilities. Bayshore is a provider of concentrates and compounds to resin producers in the United States.

1996 ACQUISITIONS

    In July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana (collectively referred to as "Polymer Service"). The Company paid a total consideration of approximately $5,800, consisting of approximately $2,000 in cash, 431,826 shares of Company common stock valued at approximately $1,700 and the effective assumption of $2,100 in total liabilities. These companies provide size reduction, compounding and related processing services for the petrochemical industry.

     In April 1996, the Company acquired Wedco Technology, Inc. ("Wedco").
Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The Company paid a total consideration of approximately $84,200, consisting of approximately $4,600 in cash (including transaction fees and expenses), 10,232,609 shares of Company common stock valued at approximately $49,700 and the effective assumption of $29,900 in total liabilities. As part of the transaction, the Company and Wedco's former Chairman, President and Chief Executive Officer entered into a consulting agreement, and top management of Wedco executed non-competition agreements. The acquisition also had an effect on the Company's valuation allowance against net

                       (in thousands, except share data)


deferred tax assets (See Note 12 - Income Taxes).

    In March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for a total consideration of approximately $328, consisting of approximately $203 in cash and the effective assumption of $125 in total liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the Gulf Coast area.

1995 ACQUISITIONS

    In June 1995, the Company purchased all of the outstanding capital stock of R.J. Dixon, Inc. (DBA "Spinco") for a total consideration of approximately $1,300, consisting of approximately $490 in cash, 94,884 shares of Company common stock valued at approximately $510 and the effective assumption of $304 in total liabilities. Spinco is a Louisiana corporation that provides inspection and reclamation services for drill pipe and other oil country tubular goods in the Gulf Coast area.

    In March 1995, the Company acquired substantially all of the operating assets, excluding real estate, of Kebco Pipe Services, Inc. ("Kebco"), which provides testing, inspecting and reconditioning services for oil country tubular goods in the West Texas area. Kebco was acquired for a total consideration of approximately $671, consisting of approximately $629 cash and a $42 note.

    In October 1994, the Company purchased all of the outstanding capital stock of B&W Equipment Sales and Mfg., Inc. ("B&W") for a total consideration of approximately $950 consisting of approximately $395 in cash, 66,666 shares of Company common stock valued at approximately $333 and the effective assumption of $222 in total liabilities. B&W is a Texas corporation that designs and manufactures parts and components for nondestructive testing and inspection of equipment for use in the tubular market.

    The following unaudited pro forma information includes each acquisition for the period in which the transaction occurred and the immediately preceding period. All material acquisitions made during the three years ended September 30, 1997 are included.

                                                                              (unaudited)
                                                                       YEARS ENDED SEPTEMBER 30,
                                                            1997                    1996              1995
                                                   ----------------------  -------------------  -------------------
Revenues                                                  $246,183            $216,907                $208,704
Net income (loss)                                            7,603              (1,231)                  7,370
Net income (loss) applicable to
   common and common equivalent shares                       $ .25              $(.16)                   $ .25


NOTE 3  - UNUSUAL ITEMS

    In 1996, the Company recognized $1,812 in expense related to severance and consulting fee obligations resulting from the Wedco acquisition, which, during the fourth quarter, management determined would not benefit the Company in the future.

                       (in thousands, except share data)


    During 1996, the Company recognized unusual charges of $868 due to obsolescence of inventory within the oilfield service operations.

    During the fourth quarter of 1996 and subsequent to September 30, 1996, management determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be reasonably estimated. Accordingly, the Company recorded a $1,112 reserve for
non-recurring litigation charges in the fourth quarter of 1996.   Over 85% of
the charge relates to the settlement of the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services in September 1992 (See Note 15 -- Commitments and Contingencies).

NOTE 4  - ADOPTION OF SFAS NO. 121

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is to compare the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing fair values (using a discounted cash flows model) with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. The current policy is to accumulate cash flow information at the lowest asset grouping levels for which there were identifiable cash flows, represented by separate operating locations.

    During the fourth quarter of 1996, management determined that three petrochemical processing facilities should be closed. The decision to consolidate was driven by the redundancy of other Company facilities performing identical services in the same area, in part due to the acquisition of Polymer Service in July 1996. As a result of this decision and in accordance with SFAS 121, management accumulated cash flow information and based upon the data, the Company's adoption of SFAS No. 121 during fiscal year 1996 resulted in a write-down of long-lived assets of $5,025. Approximately $3,400 of the writedown is associated with impairment of goodwill with the remaining portion applicable to machinery and equipment of the three locations.


NOTE 5 - INVENTORIES

    Inventories at September 30 consisted of the following:

                                                                   1997                    1996
                                                                 --------                 --------
    Finished goods                                              $   7,958                $   3,633
    Raw materials                                                   9,023                      826
    Work in progress                                                  835                      722
    Supplies                                                        2,893                    2,375
                                                                 --------                 --------

                                                                 $ 20,709                 $  7,556
                                                                 ========                 ========

                       (in thousands, except share data)


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consisted of the following at September 30:

                                                                  1997                    1996
                                                             ------------             ------------
    Land and site improvements                                 $  24,655                $  24,034
    Buildings                                                     26,618                   22,374
    Machinery and equipment                                       84,890                   72,335
    Transportation equipment                                       4,322                    2,187
    Leasehold improvements                                         1,530                    1,797
    Construction in progress                                      10,425                    3,443
                                                                --------                 --------
                                                                 152,440                  126,170

    Accumulated depreciation and amortization                    (54,661)                 (53,585)
                                                                --------                 --------

                                                                $ 97,779                 $ 72,585
                                                                ========                 ========

Depreciation expense was $10,050, $6,634, and $4,908 for each of the three years in the period ended September 30, 1997, respectively.

NOTE 7  - LONG-TERM DEBT

         Long-term debt at September 30, 1997 and 1996 consists of the following. Obligations denominated in a foreign currency have been translated using September 30, 1997 exchange rates.

                                                                                   1997                 1996
                                                                               -----------         -------------
 10  3/8%  Series A  Senior  Notes, interest  payable  semi-annually,
 principal due 2007.                                                            $120,000                  --

 Various secured loan agreements collateralized  by certain assets of
 the Company.   The  loan  agreements  carry various  maturities  and
 interest rates ranging from 7.0% to 12.5%.                                        1,922               $1,592

 Demand  note  incurred  with   the  acquisition  of  Spinco  bearing
 interest at 5%.                                                                     548                  523

 Domestic fixed and variable term loans repaid in June 1997.                         --                 8,364

 Mortgage  loans effective  October 1996,  the Company  converted the domestic floating  rate mortgage loan,  with a balance of  $1,411 at
 September 30, 1996, into a 9.2% fixed  rate with monthly payments of
 principal  and interest  of $18 through  October 1,  2006.   Loan is
 collateralized by  a mortgage  on certain  domestic property with  a              1,328                1,411
 net book value of $1,219 at September 30, 1997.

                       (in thousands, except share data)


                                                                                  1997                 1996
                                                                               -----------         -------------
 Mortgage loan payable of  one of the Company's British subsidiaries,
 collateralized  by  a  mortgage  on  all  of  the  assets   of  that
 subsidiary  as well  as  a keepwell  letter signed  by  the Company.
 Principal payment  on the loan amounts  to L.8 ($13)  and is payable
 in  monthly installments  through June  2006.   Interest  is payable              1,410                1,527
 monthly at a fixed rate of 8.90%.

 Mortgage loan payable of one of  the Company's British subsidiaries, collateralized by  a mortgage  on the assets  of that subsidiary  as well as a keepwell letter signed by the  Company.  Principal payment on  the  loan amounts  to  L.8  ($13)  and  is  payable  in  monthly
 installments  through October 2007.   The interest rate was fixed at
 8.33% in October 1997 and interest is payable monthly.                            1,612                  --

 Mortgage loan  payable of one of  the Company's Dutch  subsidiaries,
 collateralized  by  mortgages   on  certain  fixed  assets   of  the
 subsidiary  up to Dfl 4,000 ($2,010) which have  a net book value of
 Dfl 6,567  ($3,300),  as well  as a  keepwell letter  signed by  the
 Company.  Principal  payments on the  loan are payable  in quarterly
 installments of Dfl  101 ($51).   Interest  is payable in  quarterly              1,786                2,313
 installments at a fixed rate of 7.20%.

 Mortgage loans  payable of one of  the Company's Dutch subsidiaries,
 collateralized  by   mortgages  on  certain  fixed   assets  of  the
 subsidiary up to  Dfl 3,000 ($1,507) which have  a net book value of
 Dfl  1,665 ($837)  as well as  a keepwell letter duly  signed by the
 Company.   Principal payments on these  loans are Dfl 150  ($75) and
 are payable  in semi-annual  and annual  installments.   Interest is
 payable in quarterly installments at a fixed rate of 6.50%.                       1,432                1,927

 Term   loan  of   one   of  the   Company's   British  subsidiaries,
 collateralized  by current  assets of the  subsidiary up to  GBP 750
 ($1,207) and a L.1,000 guarantee  from the Company.  Payment will be
 due  seven  years  from  final  drawdown,  and interest  is  payable                484                  --
 quarterly at 7.95%

 Term   loan   of   one   of  the   Company's   Dutch   subsidiaries,
 collateralized  by the  subsidiary's inventory up to  Dfl 850 ($427)
 which have  a  book  value of  Dfl  4,000  ($2,010),  as well  as  a
 guarantee  from  the Company.    Interest  is  payable  quarterly at
 6.85%, and principal is payable in one payment due April 2004.                      427                  --

 Interest-free term loan of one of the  Company's Dutch subsidiaries.
 Principal payable annually, in equal installments, over 4 years.                  1,695                  --

 Various secured  loan agreements of the  Company's French subsidiary
 collateralized  by  certain assets  of  the  subsidiary.    The loan
 agreements carry various maturities and interest rates  ranging from                785                  --
 5.8% to 9.45%.

 Various  secured loan  agreements of  one of  the Company's  British subsidiaries collateralized by  certain assets with a book  value of
 L.381  ($615).   The loan  agreements  carry various  maturities and
 interest rates ranging from 3.56% to 5.85%.                                         377                  --

 Term loan of the  Company's Italian subsidiary.   Balloon  principal
 payment  is due  on  June 30,  2000.   Interest  paid annually  at a
 floating  rate according  to the  Bank of Italy's  official discount              1,738                  --
 rate.

                       (in thousands, except share data)


                                                                                   1997                 1996
                                                                               -----------         -------------
 Term   loan  of  Italian  subsidiary   with  quarterly  payments  of
 principal of L17,748 ($10).   8.5% interest is payable quarterly.                    43                  --
                                                                                --------              -------

 Total                                                                           135,587               17,657

 Less current maturities                                                           2,553                2,235
                                                                                --------              -------
 Long-term debt less current maturities                                         $133,034              $15,422



    In June of 1997, the Company issued the Series A Senior Notes and received proceeds of $114,942 net of offering costs of $5,058. As of September 30, 1997, accumulated amortization of debt offering costs totaled $268. Pursuant to the loan indenture, 35% of the outstanding Senior Notes may be redeemed through June of 2000 using proceeds of a public equity offering. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. The terms of the Senior Notes limit the amount of additional indebtedness incurred by the Company and its subsidiaries and restrict certain payments, specifically dividends on preferred and common stock. The terms, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above dividend limitations may not be decreased, but may be increased, based upon the Company's results of operations and other factors. In November of 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

    Maturities of the Company's debt are as follows:

  YEARS ENDED
 SEPTEMBER 30,                        AMOUNTS
--------------                        -------
    1998                              $    2,553
    1999                                   1,411
    2000                                   3,073
    2001                                   1,336
    2002                                   1,570
   Thereafter                            125,644


NOTE 8  - CREDIT ARRANGEMENTS

    As of September 30, 1997, the Company maintains the following credit arrangements with several lending institutions:

    In April 1996, the Company established a $15 million revolving line of credit to be repaid on or before the facility's expiration date of April 17, 1999. The credit facility is secured by certain domestic accounts receivable and inventory. As of September 30, 1997 and 1996, there were no borrowings under this agreement.

    The Company maintains several foreign lines of credit through its wholly-owned subsidiaries. These

                       (in thousands, except share data)


facilities totaled $17,245 at September 30, 1997. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $8,166 at September 30, 1997.

    The weighted average interest rates charged on short-term borrowings under the Company's various credit facilities at September 30, 1997 and 1996 were 6.43% and 6.61%, respectively.


NOTE 9  -  INVESTMENT IN JOINT VENTURES

    On February 16, 1996, Wedco commenced legal action against WedTech, Inc., a Canadian corporation ("WedTech"), which is owned 50% by Wedco and 50% by Polyvector Corporation, a Canadian corporation, which is also a defendant in the action. Such litigation was assumed by the Company in connection with its April 1996 acquisition of Wedco. As successor to such claims, the Company alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants. The defendants have also filed counterclaims in the action alleging that ICO and Wedco have breached the shareholders' agreement. Due to these circumstances, including the then-ongoing litigation, the Company did not have the ability to exercise significant influence over WedTech for the five-month period ended September 30, 1996 and for the first seven months of fiscal year 1997, and thus the cost method of accounting was applied to this investment during those periods. In April 1997, as a result of a court order, the Company's designated board member and officer of WedTech were appointed, and management of the Company considers significant influence to have existed from that point forward, as defined by accounting authoritative guidance. As a result of this changed circumstance, the Company began accounting for its investment in WedTech using the equity method of accounting in May 1997; operating results for periods prior thereto were immaterial for restatement from cost to equity method accounting. Also, see Note 19 - "Subsequent Events".


NOTE 10 - STOCKHOLDERS' EQUITY

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

    Cash dividends paid during the fiscal years ended September 30, 1997 and 1996 equaled $2,176 and $2,178, respectively, on the Company's Preferred Stock, of which $2,178 represented a liquidating dividend paid from Additional Paid-in Capital during the fiscal year ended September 30, 1996. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 1997 totaled $2,779.

    Cash dividends paid during the fiscal years ended September 30, 1997 and 1996 equaled $3,922 and $2,830,

                       (in thousands, except share data)


respectively, on the Company's common stock, of which $637 and $2,830, respectively, represented a liquidating dividend paid from Additional Paid-in Capital. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 1997 totaled $3,467.

         In connection with the Company's 1992 debt restructurings, 801,750 Common Stock Purchase Warrants (expiring July 2002) were issued and are outstanding and currently exercisable at $5.00 as of September 30, 1997. Subsequent to the year ended September 30, 1997, 180,000 of these warrants were exercised and the Company received proceeds of $900.


NOTE 11 - STOCK OPTION PLANS AND COMMON STOCK WARRANTS

    The Company has five fixed option plans. The ICO, Inc. 1985 Stock Option Plan provided for the grant of options to purchase an aggregate of 310,000 shares of the Company's common stock during the ten-year period commencing January 2, 1985. The ICO, Inc. restated 1993 Non-employee Directors Stock Option Plan provides for the grant of options to purchase an aggregate of 160,000 shares of the Company's common stock during the ten-year period commencing June 16, 1993. The ICO, Inc. 1994 Stock Option Plan provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten-year period commencing July 1, 1994. The ICO, Inc. 1995 Stock Option Plan provides for the grant of options to purchase an aggregate of 400,000 shares of the Company's common stock during the ten-year period commencing August 15, 1995. The ICO, Inc. 1996 Stock Option Plan provides for the grant of options to purchase an aggregate of 800,000 shares of the Company's common stock during the ten-year period commencing August 29, 1996. For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee Directors at a price not less than 100% of the fair market value of the stock
at the date of grant.   There were 174,000, 55,400, and 49,700 shares available
for grant at September 30, 1997, 1996 and 1995, respectively. The following is a summary of stock option activity for the three years ended September 30:

                                                     1997                       1996                       1995
                                          -------------------------   -------------------------   -------------------------
                                                         WEIGHTED                    WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE                     AVERAGE
                                            SHARES       EXERCISE       SHARES       EXERCISE       SHARES      EXERCISE
          FIXED OPTIONS                     (000'S)        PRICE        (000'S)       PRICE         (000'S)       PRICE
 ------------------------------           ----------       -----      ----------      -----       ----------      -----
 Outstanding at beginning
  of year  . . . . . . . . . . . . .           810       $ 5.18            487        $ 5.12           213       $ 5.24
 Granted . . . . . . . . . . . . . .           770         6.26            470          5.19           470         5.00
 Exercised . . . . . . . . . . . . .          (156)        4.96            (80)         4.68          (129)        4.64
 Forfeited . . . . . . . . . . . . .           (17)        5.09            (67)         5.46           (67)        5.56
                                             ------      ------          -----        ------         -----       ------

 Outstanding at end of year  . . . .          1,407      $ 5.80            810        $ 5.18           487       $ 5.12
                                             ======      ======          =====        ======         =====       ======

 Options exercisable at year end . .          1,407      $ 5.80            810        $ 5.18           487       $ 5.12
                                             ======      ======          =====        ======         =====       ======
 Weighted average fair value
 of options granted during
 year ($/share)  . . . . . . . . . .                     $ 2.15                       $ 1.83
                                                         ======                       ======

                       (in thousands, except share data)


    The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                                                             Weighted Avg.
 RANGE OF EXERCISE PRICES                             Number outstanding       Remaining           Weighted Avg.
----------------------------------------------            at 9/30/97        Contractual Life       Exercise Price
                                                         -----------        ----------------      ---------------
                    $3.75 - $9.75                         1,407,268             8  years               $5.80

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for such plans, but continues to allow the use of the intrinsic value method prescribed by APB 25. The Company has elected to continue to account for stock-based compensation in accordance with APB 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                       1997                        1996
                                                            --------------------------------------------------
                                                            As Reported   Pro Forma  As Reported     Pro Forma
                                                            -----------   ---------  -----------     ---------
    Net income (loss)                                           $6,098       $4,439    $(1,060)        $(1,922)
    Net income (loss) per share applicable to common
          and common equivalent shares                            $.19         $.11      $(.24)          $(.31)

    The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                                     1997                       1996
                                                                   --------                   --------
    Expected dividend yield                                            3.5%                      3.5%
    Expected stock price volatility                                   37.1%                     40.2%
    Risk-free interest rate                                            6.4%                      6.0%
    Expected life of options                                        7.3 years                 7.3 years


NOTE 12  - INCOME TAXES

    The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                           YEARS ENDED SEPTEMBER 30,
                  -------------------------------------------------
                        1997             1996             1995
                  ---------------  ---------------   --------------
 Domestic            $  5,492            $ (4,592)         $ 5,297
 Foreign                4,756               2,900            1,060
                     --------            --------          -------

                      $10,248            $ (1,692)         $ 6,357
                      =======            ========          =======

                       (in thousands, except share data)


         The provision for income taxes consists of the following:

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                        1997             1996             1995
                                                                  ---------------  ---------------   --------------
         Current:
             Federal                                                  $      44         $     161          $ 1,633
             State                                                          149               165              208
             Foreign                                                      2,024               839              359
                                                                      ---------         ---------          -------
                                                                          2,217             1,165            2,200
                                                                      ---------         ---------          -------
         Deferred:
             Federal                                                      1,707            (1,479)          (1,633)
             State                                                          353              (318)              --
             Foreign                                                       (127)               --               --
                                                                      ---------         ---------          -------
                                                                          1,933            (1,797)          (1,633)
                                                                      ---------         ---------          -------
         Total:
             Federal                                                      1,751            (1,318)              --
             State                                                          502              (153)             208
             Foreign                                                      1,897               839              359
                                                                      ---------         ---------          -------
                                                                      $   4,150         $    (632)         $   567
                                                                      =========         =========          =======



    A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:

                                                                               YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                        1997             1996              1995
                                                                  ---------------  ---------------    -------------
    Tax expense (benefit) at statutory rate                              $ 3,586          $  (592)          $ 2,225
    Change in the deferred tax assets valuation
       allowance                                                             --            (1,365)          (1,695)
    Non-deductible expenses and other, net                                    63              189               (7)
    Foreign tax rate differential                                            233             (192)              --
    Goodwill amortization and write-downs                                    268            1,328               44
                                                                         -------         --------          -------
                                                                         $ 4,150         $   (632)         $   567
                                                                         =======         ========          =======

                       (in thousands, except share data)


    Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                                           SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                       1997             1996
                                                                                 ----------------------------------
    Deferred tax assets:
         Net operating and capital loss carryforwards                                    $ 2,373           $ 2,268
         Tax credit carryforward                                                           1,023             1,532
         Insurance accruals                                                                  801               674
         Other accruals                                                                      174               619
         Bad debt allowance                                                                  249               394
         Compensation accruals                                                               799               857
         Legal accruals                                                                      572               606
         Joint Venture accruals                                                              698               697
         Inventory                                                                           282               182
         Other                                                                                33               --
                                                                                         -------            ------
                                                                                           7,004             7,829
                                                                                         -------            ------
    Deferred tax liabilities:
         Depreciation and land                                                            (8,192)           (1,816)
         Foreign currency translation adjustment                                              --              (664)
         Deferred revenue                                                                   (306)             (279)
                                                                                         -------            ------
                                                                                          (8,498)           (2,759)
                                                                                         -------            ------

    Valuation allowance on deferred tax assets                                            (2,157)           (2,666)
                                                                                         -------            ------
    Net deferred tax assets (liabilities)                                                $(3,651)           $2,404
                                                                                         -------            ------


    The Company changed its assessment of the deferred tax assets valuation allowance in the fourth quarter of fiscal 1995 to recognize its ability to benefit from the reversal of temporary differences between financial and taxable income to the extent that regular federal income taxes have been paid on taxable income. During 1996, the Company recognized $1,365 as a tax benefit realized as a reduction of income tax expense to reflect the utilization of net operating loss carryforwards ("NOLs") and to recognize a tax benefit to the extent regular federal income taxes have been paid on taxable income.

    Effective with the 1996 acquisition of Wedco, the Company changed its assessment of the valuation allowance to only reserve against capital losses, expiring NOLs, and expiring credit carryforwards, all of which are not expected to be utilized. The valuation allowance was further reduced by $545 to reflect the expiration of certain federal tax credits. Upon this revaluation, the Company recognized $1,328 as a change in net operating loss carryforwards realized as a reduction of goodwill attributable to the Wedco acquisition. The Company further reduced the valuation allowance during 1997 to reflect the expiration of certain federal tax credits.

    The Company has for tax return purposes $5,696 and $1,078 in net operating and capital loss carryforwards, respectively, which expire between 2000 and 2008, and $1,023 in investment, alternative minimum and other tax credit carryforwards which if utilized will result in a cash savings. The capital loss carryforward includes $772 which was generated by Wedco prior to the acquisition by the Company. All other tax credits are expected to expire unused except $248 in alternative minimum tax credits, which have no expiration.

    A change in ownership under the Internal Revenue Code has occurred which limits the utilization of a majority of the Company's NOLs and credits to approximately $677 each year through their expiration.

                       (in thousands, except share data)


NOTE 13  - EMPLOYEE BENEFIT PLANS

    The Company maintains several benefit plans which cover all domestic employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary the employee works for. All plans have a salary deferral feature which allow employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. The Company matches the employee's contribution with ICO stock or a monetary contribution. An employee's interest in the Company's contributions and earnings is vested over service dates ranging from one year of service to seven years of service, depending on the plan.

    Wedco Holland B.V. maintains a contributory defined benefit pension plan, in which all employees of Wedco Holland B.V. who are at least 25 years of age and have completed one year of service are eligible to participate. Participants contribute 2.5% to 4% of the cost associated with their individual pension basis. The Company contributes an annual amount based on an actuarial calculation according to Dutch accounting principles. The plan provides retirement benefits at the normal retirement age of 65 in an annual amount equal to the difference between the employees' average salaries and their governmental franchise benefits, multiplied by 1.75% for each year of credited service.

    Wedco Holland B.V. also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may opt between the ages of 60-62 for early retirement. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries at date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been built up by means of annual premiums and what is necessary to be paid out during the early retirement period. Note that the current pre-pension accrual is only for the amount which will have to be paid to those employees who may opt to go with early retirement within the term of the current plan. Another part of the pre-pension is an individual pension feature. Under this feature, employees who are at least 25 years of age and have at least one year of service (excluding management) may contribute during their employment periods to build additional pension rights. If employees contribute, the Company will, in turn, contribute annually towards the employees' pre-pension benefit up to a maximum of Dfl 500.

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

    Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 1997, 1996 and 1995 was $990, $419, and $183, respectively.


NOTE 14  - RELATED PARTY TRANSACTIONS

    During fiscal 1989, Wedco sold certain assets of its former subsidiary, Tri-Delta Technology, Inc., for $750, of which $462 is outstanding as of September 30, 1997, from TDT, Inc. (TDT). TDT is an affiliate of William E.
Willoughby, who is currently a director of ICO.   Interest is charged monthly
at a rate equivalent to the U.S. prime rate plus 1% (9.50% at September 30, 1997). TDT is required to make monthly payments of principal and interest in the amount of $11 through December 2001, at which time any remaining principal and interest is due; TDT is current on all payments. All amounts owed to the Company by TDT are personally guaranteed by William E. Willoughby and are collateralized by 88,000 shares of ICO common stock.

                       (in thousands, except share data)


NOTE 15  - COMMITMENTS AND CONTINGENCIES

    The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases which expire at various dates through fiscal 2002. Rental expense was approximately $4,782 in 1997, $2,951 in 1996, and $2,679 in 1995. Future minimum rental payments as of September 30, 1997 are due as follows:

    1998                                         $4,354
    1999                                          3,581
    2000                                          2,960
    2001                                          2,333
    2002                                          1,375
    Thereafter                                    2,525

         The Company is a named defendant in 14 cases involving 14 plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. Three of the pending personal injury cases involve three alleged silicosis-related deaths, which are premised upon allegations of gross negligence. The standard of liability applicable to the remainder of the pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         Permian Enterprises, Inc. ("Permian") a wholly-owned subsidiary of the Company, is a defendant in a case filed by Tidelands Oil Production Company ("Tidelands") pending in the Superior Court of Los Angeles County, California (Long Beach division) alleging Permian is liable for damages exceeding $1.1 million, plus interest, suffered by Tidelands and third parties resulting from the failure of a pipe owned by Tidelands and allegedly lined by Permian. Discovery in this case is ongoing, and a jury trial in the case is currently scheduled for 1998. The outcome of this matter cannot be predicted, given the initial stages of litigation, but the Company believes Permian has meritorious defenses in this matter.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that ICO will pay $846 to reimburse Baker Hughes for various occupational health claims offset by their reimbursement of the Company's environmental remediation expenses, relating to former BHTS properties. With regard to future occupational health claims, the parties have agreed to share costs 50/50 with ICO's obligations being limited to $500 for each claim and a maximum contingent liability of $4,500 (net of current accruals) in the aggregate for all claims. The Company established a $1,122 reserve for this litigation in the fourth quarter of 1996 (See Note 3 - "Unusual Items").

         There are various other claims and pending actions incidental to the business operations of the Company. In the

                       (in thousands, except share data)


opinion of the Company's management, the Company's potential liability in these matters has been adequately accrued in the financial statements.

NOTE 16  - SUPPLEMENTAL CASH FLOW INFORMATION

As more fully discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with all acquisitions in 1997 and 1996:

                   YEAR ENDED SEPTEMBER 30,
                 ---------------------------
                                                               1997              1996
                                                       --------------------------------------
         Trade receivables                                     $ 21,248            $  7,011
         Related party receivables                                  703                 645
         Inventories                                              6,751               1,353
         Prepaid expenses and other assets                        2,887               2,727
         Property, plant and equipment                           21,851              42,797
         Goodwill                                                20,666              29,307
         Investment in joint ventures                            (1,689)              4,538
         Deferred tax asset                                       1,232                 156
         Accounts payable                                        (9,696)             (1,962)
         Accrued liabilities                                     (9,164)             (6,889)
         Deferred tax liability                                  (3,993)             (1,055)
         Long-term debt                                         (13,360)            (21,239)
         Common stock issued                                     (8,040)            (51,436)
                                                              ---------             -------

         Cash paid, net of cash acquired                       $ 29,396             $ 5,953
                                                               ========             =======

         In 1996 the Company purchased real estate by issuing debt of $80.

         During fiscal years 1997, 1996 and 1995, the Company issued to employees $333, $199, and $183 worth of common stock, respectively, in connection with the Company's Employee Stock Ownership Plans.

                       (in thousands, except share data)


NOTE 17  - SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company operates in two industry segments. In the petrochemical processing segment, the Company provides grinding, air milling, and ancillary services for petrochemical resins produced in pellet form (size reduction services), formulates and manufactures concentrated products for blending with petrochemical resins to give finished products desired characteristics such as color or ultraviolet resistance protection and provides related distribution services. In the oilfield services segment, the Company serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment. Transactions between the two business segments do not materially affect the information presented below.


                                 Oilfield       Petrochemical
                                  Sales       Processing Sales        Total            General
                               and Services   and Services            Operations        Corporate     Consolidated
                              -------------   ----------------   ----------------  ---------------   --------------
NET REVENUES
YEARS ENDED SEPT.  30,
1997                               $ 98,057           $99,789           $197,846     $       --           $197,846
1996                                 89,390            19,273            108,663             --            108,663
1995                                 87,883               --              87,883             --             87,883

DEPRECIATION AND
AMORTIZATION
YEARS ENDED SEPT.  30,
1997                              $   4,996            $ 6,124         $  11,120      $       229        $  11,349
1996                                  5,078              1,846             6,924              306            7,230
1995                                  4,943               --               4,943              169            5,112
OPERATING INCOME (LOSS)
YEARS ENDED SEPT.  30,
1997                               $ 14,447           $ 8,180          $  22,627        $ (9,217)        $  13,410
1996                                 11,562            (4,068)             7,494          (9,891)           (2,397)
1995                                 12,085               --              12,085          (7,035)            5,050

CAPITAL EXPENDITURES
YEARS ENDED SEPT.  30,
1997                              $   4,548           $10,954          $  15,502      $      245         $  15,747
1996                                  6,637             1,533              8,170             542             8,712
1995                                  5,323               --               5,323             515             5,838

IDENTIFIABLE ASSETS
AT SEPT.  30,
1997                               $ 65,377          $163,882           $229,259        $ 92,494          $321,753
1996                                 62,191            82,498            144,689          17,483           162,172
1995                                 61,558               --              61,558          26,625            88,183

                       (in thousands, except share data)


         Information regarding the Company's operations in different geographical areas is presented below. The European Operations consist mostly of petrochemical sales and services of the Company's various European subsidiaries.

                                 United                                        Total           General
                                  States         Europe          Other       Operations       Corporate      Consolidated
                              ------------    ------------   ------------  --------------   -------------   -------------
 NET REVENUES
 YEARS ENDED SEPT.  30,
 1997                             $144,332         $43,684         $9,830        $197,846      $      __        $197,846
 1996                               92,077           9,934          6,652         108,663             --         108,663
 1995                               80,101             --           7,782          87,883             --          87,883

 OPERATING INCOME (LOSS)
 YEARS ENDED SEPT.  30,
 1997                             $ 15,599          $5,111         $1,917        $ 22,627        $(9,217)        $13,410
 1996                                4,560           2,098            836           7,494         (9,891)         (2,397)
 1995                               10,624             --           1,461          12,085         (7,035)          5,050

 IDENTIFIABLE ASSETS
 AT SEPT.  30,
 1997                             $136,920         $85,317         $7,022        $229,259        $92,494         $321,753
 1996                              111,776          30,306          2,607         144,689         17,483          162,172
 1995                               57,401             --           4,157          61,558         26,625           88,183

         Operating income reflected above includes net revenues, less cost and expenses of operations, including unusual items discussed more fully in Note 3
- Unusual Items. In computing operating income, other income (expenses), including interest, and income taxes on the Consolidated Statements of Operations have been excluded. Corporate expenses include general corporate expense including the cost of corporate officers and all legal expenses. Corporate identifiable assets consist of cash, cash equivalents, deferred tax assets, unamortized bond offering costs, and total income taxes payable or receivable.


NOTE 18  - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 1997 and September 30, 1996, respectively.


                                                                      THREE MONTHS ENDED
                                                -----------------------------------------------------------------
                                                DECEMBER 31       MARCH 31       JUNE 30             SEPTEMBER 30
                                                   1996             1997         1997                1997
                                                -----------------------------------------------------------------
         Net sales                               $36,503            $45,288          $55,254          $60,801
         Gross profit                             12,264             12,716           15,403           16,161
         Operating income                          2,909              3,395            3,970            3,136
         Net income                                1,847              1,732            1,628              891
         Earnings per share                          .06                .06              .05              .02

                       (in thousands, except share data)


                                                                   THREE MONTHS ENDED
                                              -----------------------------------------------------------------
                                                DECEMBER 31       MARCH 31       JUNE 30          SEPTEMBER 30
                                                   1995             1996           1996              1996(1)
                                              -----------------------------------------------------------------
         Net sales                               $21,751          $22,121          $29,658            $35,133
         Gross profit                              6,606            6,598            9,276             11,479
         Operating income                          1,213            1,539            1,851             (7,000)
         Net income (loss)                         1,500            1,773            1,428             (5,761)
         Earnings per share                        $0.11            $0.14            $0.06             ($0.55)


(1) The fourth quarter ended September 30, 1996 includes charges for the Unusual Items discussed in Note 3 and a charge in accordance with SFAS No. 121, as discussed in Note 4.


NOTE 19  - SUBSEQUENT EVENTS

SHAREHOLDERS' RIGHTS PLAN

    On October 31, 1997, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") and declared a dividend of one Series C Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. The rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics to gain control of ICO without paying all stockholders a control premium. Each right entitles the holder to purchase one-thousandth of a share of a newly authorized series of the Company's preferred stock at a purchase price of $30. Each one-thousandth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not presently exercisable, and initially will be evidenced by the Company's common stock certificates and will trade automatically with the common stock.

    In the event any person or group commences a tender or exchange offer that, if consummated, would result in such person or group becoming the beneficial owner of 15% or more of ICO's common stock, then after a specified period, separate rights certificates will be distributed and each right will entitle its holder to purchase one-thousandth of a share of such preferred stock at a purchase price of $30.

    In the event a person or group acquires beneficial ownership of 15% or more of the Company's common stock, then, after a specified period, each right (other than Rights beneficially owned by such person or group, which become void) will entitle its holder to purchase, at the purchase price, shares of the company's common stock, (or, at the option of the Board, such preferred stock) having a market value equal to twice the purchase price. Additionally, if after any such person or group acquires beneficial ownership of 15% or more of ICO's common stock, the Company is acquired in a merger or other business combination or 50% or more of its consolidated assets or earning power are sold, each right (other than Rights beneficially owned by such person or group, which will have become void) will entitle its holder to purchase, at the purchase price, shares of common stock of the person or group with whom the Company engaged in such transaction having a market value equal to twice the purchase price.

                       (in thousands, except share data)



    Under certain circumstances, the Company may, at its option, exchange for each outstanding right (other than voided rights) one share of common stock or one-thousandth of a share of such preferred stock. The Company may also, at its option, redeem the rights at a price of $.01 per right at any time prior to a specified period of time after a person or group has become the beneficial owner of 15% or more of its common stock.

    The Rights will expire on November 20, 2007, unless earlier redeemed.

SALE OF CANADIAN EQUITY INVESTMENT

    On December 15, 1997, the Company received CDN $5,815 (USD $4,360 at current exchange rates) from Polyvector Corporation representing a 28% down payment on Polyvector's exercise of its option to purchase the Company's 50% ownership interest in WedTech for CDN $20,768 million ($14,579 at current exchange rates). The Company expects to receive the balance of the purchase price upon consummation of the sale in January 1998.

EXCHANGE OF 10 3/8% SENIOR NOTES DUE 2007

    In November of 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                   EXHIBIT
-----------         -----------------------------------------------------------------------------------------
  2.1         --   Share Purchase Agreement between Rotec Chemicals Ltd.  and the Registrant (filed as Exhibit
                   99.2 to Form 8-K dated May 12, 1997)

  2.2         --   Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                   Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco
                   Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)
  3.1         --   Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 4 to Form S-3 dated September 13, 1993)

  3.2         --   By-Laws of the Company (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30,
                   1996)

  4.1         --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17,
                   1997)

  4.2         --   Registration Rights Agreement dated June 9, 1997 by and between the Company and Bear, Stearns &
                   Co., Inc., relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form S-4 dated June 17,
                   1997)
  4.3         --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registration and
                   Society National Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for
                   1992)

  4.4         --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to
                   Form S-4 dated May 15, 1996)

  4.5         --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and Harris
                   Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December __,
                   1997.)

  10.1        --   Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant and
                   Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

  10.2        --   Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the
                   Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated August 14, 1997)
  10.3        --   Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                   Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated
                   October 3, 1997)

  10.4        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                   Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

  10.5        --   1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the
                   Registrant's Form S-8 dated September 1,3 1993)

  10.6        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy
                   Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
  10.7        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 10, 1995 for the Annual Meeting of Shareholders)

  10.8        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 29, 1996 for the annual Meeting of Shareholders)

  10.9        --   Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to
                   Form S-4 dated May 15, 1996)

  10.10       --   Consulting Agreement -- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15,
                   1996)
  10.11       --   Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

  10.12       --   Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

  10.13       --   Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May
                   15, 1996)

  10.14       --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders
                   (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
  10.15       --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders (filed as
                   Exhibit 10.22 to Form S-4 dated May 15, 1996)

  10.16**     --   Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto.

  10.17**     --   Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto.

   21**       --   Subsidiaries of the Company
   23**       --   Consent of Price Waterhouse LLP

   27**       --   Financial Data Schedule

   99**       --   Safe Harbor Disclosure

------------------
** Filed herewith