Form 10-Q
period 1997-12-31
ICO INC
filed 1998-02-13
CIK 353567

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1997
                                              -----------------

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission File Number 0-10068
                                               -------


                                   ICO, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Texas                                        75-1619554
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


11490 Westheimer, Suite 1000, Houston, Texas                         77077
--------------------------------------------                      ----------
(Address of principal executive offices)                          (Zip Code)


                                (281) 721-4200
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]      NO [_]


  The number of shares outstanding of the Company's Common Stock, without par value was 21,814,294 shares as of February 13, 1998

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.   FINANCIAL INFORMATION                                             PAGE

     Item 1.   Financial Statements


               Consolidated Balance Sheets as of December 31, 1997 and
               September 30, 1997............................................  3

               Consolidated Statements of Operations for the Three
               Months Ended December 31, 1997 and 1996.......................  4

               Consolidated Statements of Cash Flows for the Three
               Months Ended December 31, 1997 and 1996.......................  5

               Notes to Consolidated Financial Statements....................  6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  8



PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings............................................. 13

     Item 2.   Changes in Securities (no response required)..................  -

     Item 3.   Defaults upon Senior Securities (no response required)........  -

     Item 4.   Submission of Matters to a Vote of Security Holders (no
               response required)............................................  -

     Item 5.   Other Information (no response required)......................  -

     Item 6.   Exhibits and Reports on Form 8-K.............................. 14

                                   ICO, INC.
                          CONSOLIDATED BALANCE SHEET
                (Unaudited and in thousands, except share data)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1997          1997
                                                     ------------  -------------
ASSETS
------
  Current assets:
  Cash and cash equivalents                            $ 75,693       $ 83,892
  Trade receivables (less allowance for doubtful
    accounts of $1,260  and $967, respectively)          53,140         49,963
  Other receivables                                      10,864            779
  Inventories                                            22,709         20,709
  Deferred tax asset                                      3,908          3,812
  Prepaid expenses and other                              3,646          3,603
                                                       --------       --------
     Total current assets                               169,960        162,758

Property, plant and equipment, at cost                  159,838        152,440
  Less - accumulated depreciation and amortization      (57,799)       (54,661)
                                                       --------       --------
                                                        102,039         97,779
Other assets:
  Goodwill (less accumulated amortization of
    $5,380 and $5,056 respectively)                      49,120         49,761
  Investment in joint ventures                               --          1,871
  Debt offering costs                                     4,478          4,790
  Other                                                   4,264          4,794
                                                       --------       --------
                                                       $329,861       $321,753
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short term borrowings and current portion of
    long-term debt                                     $  8,750        $10,719
  Accounts payable                                       27,876         21,923
  Accrued interest                                        1,163          4,033
  Accrued insurance                                       2,293          2,095
  Accrued salaries and wages                              3,516          2,204
  Accrued litigation costs                                1,772          1,046
  Income taxes payable                                    4,421          1,092
  Other accrued expenses                                  9,003          9,357
                                                       --------       --------
     Total current liabilities                           58,794         52,469

Deferred income taxes                                     7,654          7,463
Long-term liabilities                                     1,476          1,649
Long-term debt, net of current portion                  133,374        133,034
                                                       --------       --------
     Total liabilities                                  201,298        194,615
                                                       --------       --------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value - 500,000
    shares authorized; 322,500 shares issued and
    outstanding with a liquidation preference
    of $32,250                                               13             13
  Common stock, without par value - 50,000,000
    shares authorized;
    21,814,294 and 21,598,658 shares issued and
    outstanding, respectively                            38,045         36,966
  Additional paid-in capital                            109,718        109,814
  Cumulative translation adjustment                      (3,447)        (1,953)
Accumulated deficit                                     (15,766)       (17,702)
                                                       --------       --------
                                                        128,563        127,138
                                                       --------       --------
                                                       $329,861       $321,753
                                                       ========       ========


  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited and in thousands, except per share data)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                         1997           1996
                                                         ----           ----

Revenues:
  Oilfield sales and services                          $ 26,179       $ 22,747
  Petrochemical processing sales and services            39,628         13,756
                                                       --------       --------
Total net revenues                                       65,807         36,503
                                                       --------       --------
Cost and expenses:
  Cost of sales and services                             49,057         24,239
  Selling, general and administrative                    13,344          6,873
  Non-recurring litigation charges                        1,200             --
  Depreciation and amortization                           3,418          2,298
  Goodwill amortization                                     337            202
  (Gain) loss on sale of fixed assets                       243            (18)
  Write-down of inventories                                 100             --
                                                       --------       --------
                                                         67,699         33,594
                                                       --------       --------

Operating income (loss)                                  (1,892)         2,909
                                                       --------       --------

Other income and expense:
  Gain on sale of equity investment                      11,805             --
  Interest income                                         1,085            180
  Interest expense                                       (3,495)          (379)
  Equity in income of joint ventures                         --             19
  Other                                                      31             25
                                                       --------       --------
                                                          9,426           (155)
                                                       --------       --------
Income before taxes                                       7,534          2,754
Provision for income taxes                                3,854            907
                                                       --------       --------

Net income                                             $  3,680       $  1,847
                                                       ========       ========

Preferred Dividends                                         544            544
                                                       --------       --------

Net income applicable to common stock                  $  3,136       $  1,303
                                                       ========       ========

Basic earnings per common and common equivalent
  share (See Note 2)                                   $    .14       $    .07
                                                       ========       ========

Diluted earnings per common and common equivalent
  share (See Note 2)                                   $    .14       $    .06
                                                       ========       ========


  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited and in thousands)


                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                         1997           1996
                                                         ----           ----
   Cash flows from operating activities:
   Net income                                          $  3,680       $  1,847
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          3,755          2,500
   (Gain) loss on disposition of property, plant,
    and equipment                                           243            (18)
   Gain on sale of equity investment                    (11,805)            --
   Write-down of inventories                                100             --
   Equity in income of joint ventures                        --            (19)
   Changes in assets and liabilities, net of the
    effects of business acquisitions:
      Receivables                                        (3,587)         1,531
      Inventories                                        (2,224)        (2,050)
      Prepaid expenses and other                           (238)         1,293
      Income taxes payable                                3,329            965
      Deferred taxes                                         32           (244)
      Accounts payable                                    5,984           (602)
      Accrued interest                                   (2,870)           (40)
      Accrued expenses                                    1,896         (1,535)
                                                       --------       --------
      Total adjustments                                  (5,385)         1,781
                                                       --------       --------

   Net cash provided by (used for) operating activities  (1,705)         3,628
                                                       --------       --------

Cash flows from investing activities:
   Capital expenditures                                  (6,320)        (1,590)
   Acquisitions, net of cash acquired                    (2,114)        (5,731)
   Disposition of equity investment                       4,086             --
   Dispositions of property, plant and equipment            220             43
                                                       --------       --------

    Net cash used for investing activities               (4,128)        (7,278)
                                                       --------       --------

Cash flows from financing activities:
   Net proceeds from sale of stock                          983            234
   Payment of dividend on preferred stock                  (544)            --
   Payment of dividend on common stock                   (1,200)            --
   Additional debt                                          782            212
   Reductions of debt                                    (2,387)        (1,023)
                                                       --------       --------

    Net cash used for financing activities               (2,366)          (577)
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents     (8,199)        (4,227)

Cash and cash equivalents at beginning of period         83,892         13,414
                                                       --------       --------
 Cash and cash equivalents at end of period            $ 75,693       $  9,187
                                                       ========       ========

Supplemental disclosures of cash flow information:
   Cash received (paid) during the period for:
     Interest received                                    1,103            180
     Interest paid                                       (6,304)          (412)
     Income taxes paid                                     (458)          (162)


  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except share data)


NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1997 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1997 and 1996, the results of its operations for the three months ended December 31, 1997 and 1996 and the changes in its cash position for the three months ended December 31, 1997 and 1996. Results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

Certain reclassifications have been made to prior year amounts in order to conform to current year classifications.

NOTE 2.   EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the first quarter of fiscal 1998, the potentially dilutive effects of the Company's preferred stock and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share since these items have an anti-dilutive effect.


                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                   1997                          1996
                                              ---------------              ----------------
                                              (In thousands, except share data)

                                    Income    Shares   Amount   Income     Shares    Amount
                                    ------    ------   ------   ------     ------    ------

Net Income                          $3,680                       $1,847
Less: Preferred stock dividends        544                          544
                                    ------                       ------

BASIC EPS
    Income available to common
    shareholders                     3,136  21,760,338   $  .14   1,303   19,976,733   $ .07
                                                         ======                        =====

EFFECT OF DILUTIVE SECURITIES
    Options                             --      84,124               --       98,253
    Warrants                            --      66,374               --       69,750
                                    ------  ----------           ------   ----------

DILUTED EPS
    Income available to common
    shareholders plus assumed
    conversions                     $3,136  21,910,836   $  .14  $ 1,303  20,144,736   $ .06
                                    ======  ==========   ======  =======  ==========   =====


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except share data)


NOTE 3.   ACQUISITIONS

During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc ("Curley's"). The consideration consisted of $2,000 and is subject to adjustment based upon future operating revenues. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

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

NOTE 4.   INVENTORIES

Inventories consisted of the following:


                           DECEMBER 31, 1997  SEPTEMBER 30, 1997
                           -----------------  ------------------
                                     (In thousands)

     Finished Goods             $ 9,076             $ 7,958
     Raw Materials                8,744               9,023
     Work in Progress             1,693                 835
     Supplies                     3,196               2,893
                                -------             -------
                                $22,709             $20,709
                                =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains "Forward-Looking Statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements, due to a number of factors including those disclosed in Exhibit 99, to the registrants fiscal 1997 Form 10-K, can differ materially from results suggested by these forward-looking statements.

INTRODUCTION

The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and increased sales volumes in both existing and acquired business lines.

The acquisition of Bayshore in December 1996 and the expansion of the Company's distribution business within the petrochemical processing segment had the effect of reducing overall petrochemical processing margins as a percentage of revenues. The gross margin percentage for the distribution business and Bayshore's business was generally significantly lower than those generated by the Company's size reduction services because Bayshore typically buys raw materials, improves the material and then sells the finished product. In contrast, the Company's size reduction services typically involve processing customer-owned material.

The Company's revenue is classified within two categories: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from (i) grinding petrochemicals into powders (size reduction), including other ancillary services and grinding equipment manufacturing, (ii) compounding sales and services, which includes the manufacture and sale of concentrates, and (iii) distributing plastic powders. Distribution revenues primarily include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe. These operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Revenues, in each of the Company's business segments, are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following are considered by management as key measures of liquidity applicable to the Company:

                               December 31, 1997      September 30, 1997
                               -----------------      ------------------
     Cash and cash equivalents    $ 75,693,000            $ 83,892,000
     Working capital               111,166,000             110,289,000
     Current ratio                         2.9                     3.1
     Debt-to-capitalization           .53 to 1                .53 to 1


Cash and cash equivalents decreased $8,199,000 during the three months ended December 31, 1997 due to the factors described below.

The Company's working capital increased from $110,289,000 at September 30, 1997 to $111,166,000 at December 31, 1997, as a result of the factors described below. Subsequent to December 31, 1997 the Company received $10,400,000 in cash as a result of finalizing the sale of its 50% equity ownership of WedTech, Inc. The amount was classified as "other receivables" in the December 31, 1997 balance sheet.

For the three months ended December 31, 1997 cash provided by (used for) operating activities decreased to $(1,705,000) compared to $3,628,000 for the three months ended December 31, 1996. Despite higher net income, the decrease occurred due to the gain on sale of the WedTech equity investment (classified as an investing activity), an increase in depreciation and amortization expense, offset by various changes in working capital accounts (particularly changes in accounts receivable, inventory, taxes payable and accrued expenses).

Capital expenditures totaled $6,320,000 during the three months ended December 31, 1997, of which $2,031,000 related to the oilfield services segment and the remaining expenditures related to the petrochemical processing business. The expenditures were incurred primarily to enhance and expand existing facilities as opposed to replacement of existing operating assets. Specifically, $2,518,000 of the expenditures were incurred to expand the Company's Laporte, Texas compounding facility. This project is expected to be completed during the second quarter of fiscal 1998. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund fiscal 1998 capital expenditure requirements.

Cash flows used for financing activities increased to $(2,366,000) during the three months ended December 31, 1997 compared to $(577,000) during the first three months of fiscal 1997. The increase is due to increased common and preferred stock dividends and debt repayments. The increase in dividend payments is due to the fact that the Company paid first quarter fiscal 1997 dividends in January 1997.

During the period commencing on October 1, 1995 and ended on December 31, 1997, the Company has acquired seventeen businesses. These acquisitions were effected through using available cash, the issuance of the Company's Common Stock and the assumption of outstanding debt of the acquired business. The Company anticipates it will continue to seek acquisitions in the future.

As of January 31, 1998, the Company had approximately $23,000,000 million in additional borrowing capacity available under various credit arrangements. $15,000,000 is available under the Company's domestic credit facility and the remaining is available under various foreign facilities. Currently the Company has no outstanding indebtedness under the domestic credit facility.

The Company issued 120,000,000 10 3/8% Senior Notes in June 1997. The debt matures June 1, 2007 and interest is payable on June 1 and December 1 of each year beginning December 1, 1997.

RESULTS OF OPERATIONS
---------------------

                                                          THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                                  (IN THOUSANDS)
NET REVENUES                                              1997      % of     1996     % of
                                                                   Total             Total
                                                      -------------------------------------
Exploration Sales and Services                          $  9,687      37   $ 8,936       39
Production Sales and Services                              8,938      34     7,652       34
Corrosion Control Sales and Services                       6,301      24     5,378       24
Other Sales and Services                                   1,253       5       781        3
                                                        --------   -----   -------    -----
Total Oilfield Services Revenues                          26,179     100    22,747      100
                                                        --------           -------
Size Reduction Services and Other Sales and Services      13,461      34    10,669       78
Compounding Sales and Services                            10,851      27     2,824       21
Distribution                                              15,316      39       263        2
                                                        --------   -----   -------    -----
Total Petrochemical Processing Revenues                   39,628     100    13,756      100
                                                        --------           -------
                                                        $ 65,807           $36,503
                                                        ========           =======

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                                 (IN THOUSANDS)
OPERATING PROFIT                                            1997   % of       1996   % of
                                                                   Total             Total
                                                      -------------------------------------
Oilfield Services                                       $  2,882       52  $ 3,352     75
Petrochemical Processing                                   2,638       48    1,323     25
                                                        --------    -----  -------  -----
Total Operations                                           5,520      100    4,675    100
General Corporate Expenses                                (7,412)           (1,766)
                                                        --------           -------
                                                         ($1,892)          $ 2,909
                                                        ========           =======

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

REVENUES
--------

Consolidated net revenues increased $29,304,000 or 80% during the three months ended December 31, 1997, compared to the three months ended December 31, 1996 due principally to additional revenues generated by the businesses acquired by the Company in fiscal 1997.

The oilfield service segment experienced revenue growth across all business lines, improving $3,432,000 or 15% in the first quarter of fiscal 1998 compared to the same quarter in fiscal 1997. This growth was broad based and almost entirely due to internal factors rather than as a result of acquisitions.
Driven by a higher average domestic rig count (10% higher in the first quarter of fiscal 1998 compared to the year earlier quarter), exploration service revenues increased $751,000 or 8% during the first three months fiscal 1998 compared to the same period of fiscal 1997. Despite lower average oil prices during the quarter ended December 31, 1997 and as a result of increased sales volumes, production service revenues increased $1,286,000 or 17%, compared to the quarter ended December 31, 1996. Also, as a result of increased volumes, corrosion control revenues improved to $6,301,000 in the first quarter of 1998 from $5,378,000 in the first quarter of 1997, an increase of $923,000 (17%). Other sales and services, which consist of revenues generated by the Company's Canadian subsidiary relating to the sale and recondition of engines used for oil production, also increased.

Petrochemical Processing revenues increased $25,872,000 or 188% during the quarter ended December 31, 1997 compared to the year earlier quarter. Much of this growth was due to the acquisitions within this business segment completed in fiscal 1997, as well as the growth of the Company's European distribution business.

Grinding services and other sales and service revenues increased $2,792,000 or 26% from $10,669,000 during the first quarter of fiscal 1997 to $13,461,000 in the same quarter of fiscal 1998. This growth was primarily the result of acquiring Verplast and Micronyl in fiscal 1997 and modest growth experienced by operating facilities represented in each comparable quarter. These sales increases were partially offset by the effect of foreign currency exchange rates. Compounding sales and services increased $8,027,000 or 284%, during the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997, primarily due to the acquisition of Bayshore in December 1996. Distribution revenues increased $15,053,000 compared to the year earlier quarter, due to the acquisitions of: Verplast, Rotec and the micropowders business of Exxon Chemical Belgium and the growth of other European distribution businesses, established by the Company in fiscal 1997.

GROSS PROFITS
-------------

Gross profits (calculated as net revenues minus cost of sales) as a percentage of revenues declined to 26% during the first quarter of fiscal 1998 compared to 34% in the same quarter of fiscal 1997. The decline was a result of lower gross profit margins in both the petrochemical processing and oilfield service segments. Within the oilfield service business, gross profits as a percentage of revenues declined to 29% during the three months ended December 31, 1997, compared to 31% during the three months ended December 31, 1996. The 2% decline was the result of a different mixture of sales and service revenues in each comparable period. Within the petrochemical processing business, gross margins as a percentage of revenues declined to 23% in the first quarter of fiscal 1998 from 38% in the same quarter of fiscal 1997. This decline was the result of increasing distribution and compounding sales revenues, which typically generate lower gross margins as compared to revenues generated by the Company's other petrochemical processing services, that are generally performed on a tolling basis (i.e., the company processes customer owned material).

COST AND EXPENSES
-----------------

Selling, general and administrative costs increased from $6,873,000 during the first quarter of fiscal 1997 to $13,344,000 during the first quarter of fiscal 1998. The $6,471,000 increase was due in large part to the fiscal 1997 acquisitions of Verplast, Rotec and Micronyl. Additionally, the Company incurred higher costs in fiscal 1998 compared to the same quarter in 1997 for bonus expenses, workers' compensation expenses, legal costs, oilfield service sales expenses, corporate administrative costs, bad debt expenses and unsuccessful acquisition expenses. As a percentage of revenues, sales, general and administrative costs were 20% during the three months ended December 31, 1997, compared to 19% during the three months ended December 31, 1996. The 1% increase was the result of the increase in expenses described above, offset by the effect of increased distribution and compounding revenues, as these operations incur relatively less sales, general and administrative costs, as a percentage of revenues. Non-recurring litigation charges were recognized during the first quarter of fiscal 1998 because the Company determined that it was probable that certain legal matters of the Company would likely result in a charge to income and that these charges could be reasonably estimated.

Depreciation and amortization expenses increased to $3,755,000 in the first quarter of fiscal 1998 compared to $2,500,000 during the same quarter of fiscal 1997. The increase was the result of goodwill and property, plant and equipment additions since December 31, 1996, primarily due to the Company's business acquisitions.

OPERATING INCOME
----------------

Operating income (loss) declined $4,801,000 to ($1,892,000) during the first quarter of fiscal 1998 compared to $2,909,000 during the first quarter of fiscal 1997. The decline was due to the changes in revenues and expenses as discussed above. Bonus expenses of $1,300,000 and the non-recurring litigation charges increased corporate operating expenses. The bonuses were paid to over 300 salaried employees and over 500 hourly employees.

GAIN ON SALE OF EQUITY INVESTMENT
---------------------------------

During the first quarter of fiscal 1998, the Company recognized a pretax gain of $11,805,000 on the sale of the Company's 50% equity ownership in WedTech Inc. The Company received cash of $14,484,000 and recorded an after tax gain of $6,684,000 from the sale.

INTEREST EXPENSE
----------------

Net interest expense increased to $2,410,000 during the first quarter of fiscal 1998 compared to $199,000 during the same quarter of fiscal 1997. This change was the result of the June 1997 issuance of $120,000,000 10 3/8% Senior Notes and, to a lesser extent, debt assumed in connection with the fiscal 1997 acquisitions.

INCOME TAXES
------------

The Company's effective income tax rate increased to 51% during the three months ended December 31, 1997 compared to 33% during the quarter ended December 31, 1996. The increase was primarily the result of the sale of the Company's equity investment in WedTech which created tax expense equal to 43% of the pretax gain. The Company's overall tax rate has also increased due to the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions. In addition, the majority of the Company's domestic state tax liability is being derived from the Company's capital base rather than net income.

NET INCOME
----------

The Company's net income increased to $3,680,000 for the quarter ended December 31, 1997 compared to $1,847,000 for the quarter ended December 31, 1996. The increase of $1,833,000 was a result of the changes described above.

FOREIGN CURRENCY TRANSLATION
----------------------------

The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar and the French franc have impacted the translation of the Company's results of operations in the first quarter of fiscal 1998 and 1997. The table below summarizes the impact of the guilder, pound, Canadian dollar and krona currency fluctuations (i.e. relevant currency exposures) during the three months ended December 31, 1997 compared to the exchange rates used to translate the operating results of the three months ended December 31, 1996.

               Net Revenues               $(591,000)
               Operating Income             (68,000)
               Pre-tax Income               (61,000)
               Net Income                   (42,000)

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

     On November 21, 1997, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in ICO's favor. This amount includes pre-judgment interest on the jury award. The Company may also be entitled to post-judgment interest. This gain has not been reflected in the Company's operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

     Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed by Wedco against Polyvector Corporation ("Polyvector") and John Lefas ("Lefas"), the principal shareholder of Polyvector, which is pending in the federal district court for the District of New Jersey. An action related facts and circumstances is also pending in the Ontario Court, General Division. Wedco alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants and seeks performance of the terms of such agreement. WedTech, Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with

Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, injunctive relief, recission of the transfer of WedTech shares in the merger between Wedco and the Company and reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. Both the New Jersey and Canadian actions were stayed pending the sale. The Company expects litigation between the parties to continue. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims.

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

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of S-K:

          The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


EXHIBIT NO.                            EXHIBIT
-----------                 ------------------------------

  2.1 -- Share Purchase Agreement between Rotec Chemicals Ltd. and the Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)
  2.2 -- Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc., Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)
  3.1 -- Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 4 to Form S-3 dated September 13, 1993)
  3.2 -- By-Laws of the Company (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 1996)
  4.1 -- Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)
  4.2 -- Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)
  4.3 -- Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)
  4.4 -- Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22, 1997.)
  10.1 -- Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant and Bank of America, Texas, N.A. (filed as
           Exhibit 10 to Form 10-Q dated May 14, 1997)
  10.2 -- Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated
           August 14, 1997)

EXHIBIT NO.                            EXHIBIT
-----------                 ------------------------------

  10.3 -- Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October 3, 1997)
  10.4 -- ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
  10.5 -- 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the Registrant's Form S-8 dated September 1,3 1993)
  10.6 -- 1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
  10.7 -- ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)
  10.8 -- ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated August 29, 1996 for the annual Meeting of Shareholders)
  10.9 -- Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)
  10.10 -- Consulting Agreement -- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15, 1996)
  10.11 -- Salary Continuation Agreement -- William E. Willoughby (filed as
           Exhibit 10.14 to Form S-4 dated May 15, 1996)
  10.12 -- Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)
  10.13 -- Non-Competition Covenant William E. Willoughby (filed as Exhibit
           10.11 to Form S-4 dated May 15, 1996)
  10.14 -- Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
  10.15 -- Stockholders Agreement respecting voting of shares of certain ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May 15,
           1996)
  10.16 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)
  10.17 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).
     21 -- Subsidiaries of the Company (filed as Exhibit 21 to Form 10-K dated
           December 29, 1997).
   27** -- Financial Data Schedule
     99 -- Safe Harbor Disclosure (filed as Exhibit 99 to Form 10-K dated
           December 29, 1997).

__________________
   **Filed herewith

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ICO, Inc.
                                          ------------------------------
                                          (Registrant)



                                           /s/ ASHER O. PACHOLDER
                                           -----------------------------
February 13, 1998                          Asher O. Pacholder
                                           Chairman and Chief Financial Officer
                                           (Principal Financial Officer)



                                           /s/ JON C. BIRO
                                          ------------------------------
                                          Jon C. Biro
                                          Senior Vice President and Treasurer
                                          (Principal Accounting Officer)