Form 10-Q
period 1998-03-31
ICO INC
filed 1998-05-15
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068


                                    ICO, INC.
                   ---------------------------------------
            (Exact name of registrant as specified in its charter)


           Texas                                         76-0566682
-----------------------------              ------------------------------------
  (State of incorporation)                 (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                77077
--------------------------------------------             ------------
 (Address of principal executive offices)                 (Zip Code)


                                (281) 721-4200
                             --------------------
                              (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  [X]      NO  [_]

               Common stock, without par value: 21,934,530 shares
                         outstanding as of May 14, 1998

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q


PART I. FINANCIAL INFORMATION                                              PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets as of March 31, 1998 and
                September 30, 1997....................................       3

                Consolidated Statements of Operations for the Three
                and Six Months Ended March 31, 1998 and 1997..........       4

                Consolidated Statements of Cash Flows for the Six
                Months Ended March 31, 1998 and 1997..................       5

                Notes to Consolidated Financial Statements............       7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................       9


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.....................................      14

        Item 2. Changes in Securities.................................      16

        Item 3. Defaults upon Senior Securities (no response
                required).............................................       -

        Item 4. Submission of Matters to a Vote of Security Holders...      16

        Item 5. Other Information (no response required)..............       -

        Item 6. Exhibits and Reports on Form 8-K......................      17


  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                (Unaudited and in thousands, except share data)

                                                                           MARCH 31,      SEPTEMBER 30,
ASSETS                                                                       1998             1997
------                                                                     ---------       ------------
Current assets:
  Cash and cash equivalents                                                 $ 64,473       $ 83,892
  Trade receivables (less allowance for doubtful accounts of
    $1,472 and $967,  respectively)                                           57,849         49,963
  Inventories                                                                 28,495         20,709
  Deferred tax asset                                                           3,697          3,812
  Prepaid expenses and other                                                   5,108          4,382
                                                                            --------       --------
     Total current assets                                                    159,622        162,758
                                                                            --------       --------

Property, plant and equipment, at cost                                       165,718        152,440
  Less - accumulated depreciation and amortization                           (60,343)       (54,661)
                                                                            --------       --------
                                                                             105,375         97,779
                                                                            --------       --------
Other assets:
  Goodwill (less accumulated amortization of
    $5,749 and $5,056, respectively)                                          57,555         49,761
  Investment in joint ventures                                                    --          1,871
  Debt offering costs                                                          4,392          4,790
  Other                                                                        4,516          4,794
                                                                            --------       --------
                                                                            $331,460       $321,753
                                                                            ========       ========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'    E Q U I T Y
-----------------------------------------------------------------------
Current liabilities:
  Short term borrowings and current portion of long-term debt               $  8,522       $ 10,719
  Accounts payable                                                            26,209         21,923
  Accrued interest                                                             4,321          4,033
  Accrued insurance                                                            1,879          2,095
  Accrued salaries and wages                                                   2,597          2,204
  Accrued litigation costs                                                     1,685          1,046
  Income taxes payable                                                         5,076          1,092
  Other accrued expenses                                                      10,037          9,357
                                                                            --------       --------
     Total current liabilities                                                60,326         52,469

Deferred income taxes                                                          8,118          7,463
Long-term liabilities                                                          1,623          1,649
Long-term debt, net of current portion                                       133,079        133,034
                                                                            --------       --------
     Total liabilities                                                       203,146        194,615
                                                                            --------       --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value - 500,000 shares authorized;
    322,500 shares issued and outstanding with a liquidation
    preference of $32,250                                                         13             13
  Junior participating preferred stock, without par value --
    50,000 shares authorized; 0 shares issued and outstanding                     --             --
  Common Stock, without par value - 50,000,000 shares authorized;
    21,929,211 and 21,598,658 shares issued and outstanding,
    respectively                                                              38,666         36,966
  Additional paid-in capital                                                 109,718        109,814
  Cumulative translation adjustment                                           (3,661)        (1,953)
  Accumulated deficit                                                        (16,422)       (17,702)
                                                                            --------       --------
                                                                             128,314        127,138
                                                                            --------       --------
                                                                            $331,460       $321,753
                                                                            ========       ========


The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited and in thousands, except share data)


                                                       THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
                                                       ----------------------------          --------------------------
                                                          1998              1997               1998               1997
                                                       ---------          ---------          -------             ------
Revenues:
     Oilfield sales and services                          $28,251        $23,586             $ 54,471              $46,334
     Petrochemical processing sales and services           42,751         21,707               82,095               35,480
                                                          -------        -------             --------              -------
Total net revenues                                         71,002         45,293              136,566               81,814
                                                          -------        -------             --------              -------
Cost and expenses:
     Cost of sales and services                            52,900         32,572              101,957               56,810
     Selling, general and administrative                   10,199          6,718               23,543               13,591
     Non-recurring litigation charges                          --             --                1,200                   --
     Depreciation and amortization                          3,248          2,380                6,666                4,679
     Goodwill amortization                                    359            228                  696                  430
     Write-down of inventories                                 --             --                  100                   --
                                                          -------        -------             --------              -------
                                                           66,706         41,898              134,162               75,510
                                                          -------        -------             --------              -------
Operating income                                            4,296          3,395                2,404                6,304
                                                          -------        -------             --------              -------
Other income and expense:
     Gain on sale of equity investment                         --             --               11,805                   --
     Interest income                                        1,072             56                2,157                  236
     Interest expense                                      (3,470)          (388)              (6,965)                (767)
     Equity in income (loss) of joint ventures                 --             (4)                  --                   15
     Other                                                    (35)            (7)                  (4)                  18
                                                          -------        -------             --------              -------
                                                           (2,433)          (343)               6,993                 (498)
                                                          -------        -------             --------              -------
Income before taxes                                         1,863          3,052                9,397                5,806
Provision for income taxes                                    769          1,320                4,623                2,227
                                                          -------        -------             --------              -------
Net income                                                $ 1,094        $ 1,732             $  4,774              $ 3,579
                                                          =======        =======             ========              =======
Preferred Dividends                                           544            544                1,088                1,088
                                                          -------        -------             --------              -------
Net income applicable to common stock                     $   550        $ 1,188             $  3,686              $ 2,491
                                                          =======        =======             ========              =======
Basic earnings per common and common
   equivalent shares (see Note 2)                            $.03           $.06                 $.17                 $.12
                                                          =======        =======             ========              =======
Diluted earnings per common and common
   equivalent shares (see Note 2)                            $.03           $.06                 $.17                 $.12
                                                          =======        =======             ========              =======

  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                            SIX MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                                 1998        1997
                                                                           ------------   ------------
Cash flows from operating activities:
  Net income                                                                    $  4,774    $  3,579
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
  Depreciation and amortization                                                    7,362       5,109
  Gain on disposition of property, plant, and equipment                              (53)        (23)
  Gain on sale of equity investment                                              (11,805)         --
  Writedown of inventories                                                           100          --
  Equity in income of joint ventures                                                  --         (15)
  Changes in assets and liabilities, net of the effects
    of business acquisitions:
     Receivables                                                                  (5,410)        911
     Inventories                                                                  (5,103)     (1,775)
     Prepaid expenses and other                                                     (933)        593
     Income taxes payable                                                          3,501         446
     Deferred taxes                                                                1,085         814
     Accounts payable                                                              3,553       1,236
     Accrued interest                                                                288         (20)
     Accrued expenses                                                               (417)     (3,123)
                                                                                --------    --------
     Total adjustments                                                            (7,832)      4,153
                                                                                --------    --------
    Net cash provided by (used for) operating activities                          (3,058)      7,732
                                                                                --------    --------
Cash flows from investing activities:
  Capital expenditures                                                           (12,054)     (5,172)
  Acquisitions, net of cash acquired                                             (15,939)     (6,843)
  Disposition of equity investment                                                13,679          --
  Dispositions of property, plant and equipment                                    2,128          43
                                                                                --------    --------
    Net cash used for investing activities                                       (12,186)    (11,972)
                                                                                --------    --------
Cash flows from financing activities:
  Net proceeds from sale of stock                                                  1,046         244
  Payment of dividend on preferred stock                                          (1,088)     (1,088)
  Payment of dividend on common stock                                             (2,406)     (2,196)
  Additional debt                                                                    773       3,656
  Reductions of debt                                                              (2,446)     (3,657)
                                                                                --------    --------
    Net cash used for financing activities                                        (4,121)     (3,041)
                                                                                --------    --------
Effect of exchange rates on cash                                                     (54)         --
                                                                                --------    --------
Net decrease in cash and equivalents                                             (19,419)     (7,281)
Cash and equivalents at beginning of period                                       83,892      13,414
                                                                                --------    --------
Cash and equivalents at end of period                                           $ 64,473    $  6,133
                                                                                ========    ========

  The accompanying notes are an integral part of these financial statements.

                                                                          SIX MONTHS ENDED MARCH 31,
                                                                         ---------------------------
                                                                            1998              1997
                                                                         ---------          --------
                                                                                (In thousands)
Supplemental disclosures of cash flow information:
  Cash received (paid) during the period for:
     Interest received                                                       2,202           236
     Interest paid                                                          (6,209)         (777)
     Income taxes paid                                                      (1,152)         (860)


  The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1997 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1998, the results of its operations for the three months and six months ended March 31, 1998 and 1997 and the changes in its cash position for the six months ended March 31, 1998 and 1997. Results of operations for the three-month and six-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


NOTE 2.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the first quarter of fiscal 1998, the potentially dilutive effects of the Company's exchangeable preferred stock and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share since these items have an anti-dilutive effect.

                                                    THREE MONTHS ENDED MARCH 31,
                                  --------------------------------------------------------------
                                                 1998                         1997
                                  -------------------------------   ----------------------------
                                                  (In thousands, except share data)
                                     Income     Shares     Amount   Income     Shares     Amount
                                     ------   ----------   ------   ------   ----------   ------
Net Income                           $1,094                         $1,732
Less: Preferred stock dividends         544                            544
                                     ------                         ------
BASIC EPS
   Income available to common
       shareholders                     550   21,839,831     $.03    1,188   20,908,819    $ .06
                                                             ====                          =====
EFFECT OF DILUTIVE SECURITIES
   Options                               --       49,996                --      136,547
   Warrants                              --       26,457                --      132,070
                                     ------   ----------            ------   ----------
DILUTED EPS
   Income available to common
      shareholders plus assumed
      conversions                    $  550   21,916,284     $.03   $1,188   21,177,436    $ .06
                                     ======   ==========     ====   ======   ==========    =====

                                                      SIX MONTHS ENDED MARCH 31,
                                  ---------------------------------------------------------------
                                                 1998                            1997
                                  --------------------------------    ---------------------------
                                                  (In thousands, except share data)
                                     Income      Shares     Amount   Income     Shares     Amount
                                     -------   ----------   ------   ------   ----------   ------
Net Income                            $4,774                         $3,579
Less: Preferred stock dividends        1,088                          1,088
                                      ------                         ------
BASIC EPS
   Income available to common
       shareholders                    3,686   21,799,648     $.17    2,491   20,437,655    $ .12
                                                              ====                          =====
EFFECT OF DILUTIVE SECURITIES
   Options                                --      141,331                --      151,679
   Warrants                               --       96,590                --      133,034
                                      ------   ----------            ------   ----------
DILUTED EPS
   Income available to common
      shareholders plus assumed
      conversions                     $3,686   22,037,569     $.17   $2,491   20,722,368    $ .12
                                      ======   ==========     ====   ======   ==========    =====


NOTE 3.  ACQUISITIONS

On March 31, 1998 the Company acquired J.R. Courtenay (N.Z.) Ltd. ("JRC") and its wholly owned subsidiary, Courtenay Polymers Pty. Ltd. ("CPPL"), for $14,052,000 in cash and the assumption of approximately $814,000 in debt. The purchase price is subject to adjustment following completion of an audit of the acquired company's year end March 31, 1998 financial statements. The Company will account for the acquisition using the purchase method of accounting and, as such, the consolidated results of operations of JRC have not been included in the Company's consolidated results for the six and three months ended March 31, 1998. JRC and CPPL are located in Auckland, New Zealand and Melbourne, Australia, respectively, and are leading providers of polymer powders to the rotational molding and metal coating industries in New Zealand and Australia. These companies sell an extensive line of materials using proprietary formulations under the Cotene brand name and also provide a complete range of size reduction and compounding services.

During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc ("Curley's"). The consideration consisted of $2,000,000 and is subject to adjustment based upon future operating revenues. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

The following unaudited pro forma information assumes the acquisition of JRC and subsidiaries occurred as of the beginning of the periods presented.

                                    THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                      1998              1997         1998           1997
                                    --------         ----------    --------      ------------
    Revenues                        $76,464          $51,283       $147,363      $92,854
    Net income                          931            1,581          4,702        3,623
    Basic earnings per share            .02              .05            .17          .12
    Diluted earnings per share      $   .02          $   .05       $    .16      $   .12

NOTE 4.  INVENTORIES

Inventories consisted of the following:

                           MARCH 31, 1998   SEPTEMBER 30, 1997
                           --------------   ------------------
                                     (In thousands)
Finished Goods               $10,305              $ 7,958
Raw Materials                 12,714                9,023
Work in Progress               2,087                  835
Supplies                       3,389                2,893
                             -------              -------
                             $28,495              $20,709
                             =======              =======

NOTE 5.  SUBSEQUENT EVENTS

On April 1, 1998, the registrant underwent a corporate restructuring to create a holding company structure. The purpose of the reorganization was to improve financial and internal operating flexibility. The reorganization was affected by a holding company merger pursuant to which a new parent holding company was created which owns the former publicly-held company. The restructuring did not require action by the Company's shareholders whose rights, privileges and interests will remain the same with respect to the new parent corporation. The reorganization was a tax-free transaction for the registrant's common shareholders. The Company's oilfield service business units will operate through subsidiary corporations rather than as divisions of the parent company. Otherwise, the business operations of the Company will not change as a result of implementing the new legal structure. In the holding company merger, each share of outstanding common stock of the former publicly-held company was exchanged for a share of common stock of the new parent company. The name of the new parent company is ICO, Inc. Existing ICO, Inc. common stock certificates will remain in force and effect; no exchange of certificates will take place. The new parent company will continue to be traded with the ticker symbol "ICOC" on the Nasdaq National Market system. The CUSIP number for the Company's common stock changed as a result of the reorganization and terms of the Company's 10 3/8% Senior Notes due 2007 were unchanged .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This material contains "Forward-Looking Statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements. Also, see exhibit 99 to the Company's fiscal 1997 Form 10-K dated December 29, 1997.

INTRODUCTION
------------

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

The Company's revenue is classified within two operating segments: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from (i) grinding petrochemicals into powders (size reduction), including other ancillary services and the sale of grinding equipment manufactured by the Company, (ii) compounding sales and services, which includes the manufacture and sale of concentrates, and (iii) distributing plastic powders. Distribution revenues primarily include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe. These operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Revenues, in each of the Company's business segments, are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following are considered by management as key measures of liquidity applicable to the Company:

                                   MARCH 31, 1998         SEPTEMBER 30, 1997
                                   --------------         ------------------
       Cash and cash equivalents     $64,473,000            $ 83,892,000
       Working capital                99,296,000             110,289,000
       Current ratio                         2.6                     3.1
       Debt-to-capitalization           .52 to 1                .53 to 1

Cash and cash equivalents decreased $19,419,000 during the six months ended March 31, 1998 due to the factors described below.

The Company's working capital declined from $110,289,000 at September 30, 1997 to $99,296,000 at March 31, 1998 as a result of the factors described below.

For the six months ended March 31, 1998 cash provided by (used for) operating activities decreased to $(3,058,000) compared to $7,732,000 for the six months ended March 31, 1997. Despite higher net income and increased depreciation and amortization expenses, the decrease occurred due to the gain on sale of the WedTech equity investment (classified as an investing activity) and various changes in working capital accounts (particularly changes in accounts receivable, inventory, accounts payable and taxes payable).

Capital expenditures totaled $12,054,000 and $5,734,000 during the six and three months ended March 31, 1998, respectively, of which $2,979,000 for the six month period and $2,031,000 for the three month period related to the oilfield services segment and the remaining $9,075,000 for the six month period and $4,289,000 for the three month period related to the petrochemical processing business. The expenditures were incurred primarily to enhance and expand existing facilities as opposed to replacement of existing operating assets. Specifically, $3,551,000 of the expenditures incurred during the six months ended March 31, 1998 were used to expand the Company's Laporte, Texas compounding facility. This project was completed in May 1998. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 1998 capital expenditure requirements.

Cash flows used for financing activities declined to uses of $(4,121,000) during the six months ended March 31, 1998 compared to uses of $(3,041,000) during the first six months of fiscal 1997. The decline was due primarily to increased debt repayments, net of borrowings.

During the period commencing on October 1, 1995 and ended on March 31, 1998, the Company has acquired eighteen businesses. These acquisitions were effected through using available cash, the issuance of the Company's Common Stock and the assumption of outstanding debt of the acquired business. The Company anticipates it will continue to seek acquisitions in the future.

As of April 30, 1998, the Company had approximately $25,694,000 of additional borrowing capacity available under various credit arrangements. $15,000,000 is available under the Company's domestic credit facility and the remaining is available under various foreign facilities. Currently the Company has no outstanding indebtedness under the domestic credit facility.

The Company issued 120,000,000 10 3/8% Senior Notes in June 1997 . The debt matures June 1, 2007 and interest is payable on June 1 and December 1 of each year beginning December 1, 1997.


RESULTS OF OPERATIONS
---------------------

                                       THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                ----------------------------------------   -----------------------------------
                                              % of                % of                 % of              % of
NET REVENUES (000'S)                 1998     Total      1997     Total      1998      Total      1997   Total
                                ----------------------------------------   -----------------------------------
Exploration Sales and Services     $10,667        38   $ 8,790        37   $ 20,394        37   $17,727    38
Production Sales and Services        9,401        33     8,218        35     18,339        34    15,870    34
Corrosion Control Sales and
   Services                          6,853        24     5,420        23     13,155        24    10,798    23
Other Sales and Services             1,330         5     1,158         5      2,583         5     1,939     5
                                   -------       ---   -------       ---   --------       ---   -------   ---
Total Oilfield Services Revenues    28,251       100    23,586       100     54,471       100    46,334   100
                                   -------             -------             --------             -------
Size Reduction Services and
   Other Sales and Services         12,977        30    10,685        49     26,156        32    21,371    60
Compounding Sales and Services      12,235        29     9,881        46     23,303        28    12,705    36
Distribution                        17,539        41     1,141         5     32,636        40     1,404     4
                                   -------       ---   -------       ---   --------       ---   -------   ---
Total Petrochemical Processing      42,751       100    21,707       100     82,095       100    35,480   100
                                   -------             -------             --------             -------
Total                              $71,002             $45,293             $136,566             $81,814
                                   =======             =======             ========             =======

                                       THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                ----------------------------------------   -----------------------------------
                                              % of                % of                 % of              % of
OPERATING PROFIT (000'S)            1998     Total      1997     Total      1998      Total      1997   Total
                                ----------------------------------------   -----------------------------------

Oilfield Services                  $ 3,936        54   $ 2,968        62   $  6,856        52   $ 6,321    67
Petrochemical Processing             3,393        46     1,838        38      5,425        48     3,160    33
                                   -------       ---   -------       ---   --------       ---   -------   ---
Total Operations                     7,329       100     4,806       100     12,281       100     9,481   100
General Corporate Expenses          (3,033)             (1,411)              (9,877)             (3,177)
                                   -------             -------             --------             -------
Total                              $ 4,296             $ 3,395             $  2,404             $ 6,304
                                   =======             =======             ========             =======

Six and Three Months Ended March 31, 1998 Compared to Six and Three Months Ended March 31, 1997

REVENUES.
--------

Consolidated revenues increased $54,752,000 (67%) and $25,709,000 (57%) during the six and three months ended March 31, 1998, respectively, as compared to the same periods last year. These improvements were primarily due to the fiscal 1997 and 1998 acquisitions, however, internal growth within each of the Company's business segments was also a contributing factor.

Oilfield service revenues increased $8,137,000 (18%) and $4,665,000 (20%) during the six and three months ended March 31, 1998, respectively, compared to the same periods in fiscal 1997.

Revenues from exploration services increased $2,667,000 (15%) and $1,877,000 (21%) from the six and three months ended March 31, 1997, respectively, compared to the same periods of fiscal 1998. Demand for the Company's exploration services is driven, in part, by the average domestic rig count which increased 15% and 12% during the six and three months ended March 31, 1998, respectively, versus the comparable fiscal 1997 periods. Despite lower oil prices during fiscal 1998 compared to fiscal 1997, revenues from production services increased $2,469,000 (16%) and $1,183,000 (14%) for the six and three months ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. Corrosion control revenues increased $2,357,000 (22%) and $1,433,000 (26%) during the six and three months ended March 31, 1998, respectively, compared to the same
periods of fiscal 1997.   The revenue growth within each of the business lines
above resulted from increased volumes within most of the Company's oilfield service facilities. Corrosion control services revenues also improved due to the continued success of the Company's powdered coating products. Other sales and services consist of revenues generated by the Company's Canadian subsidiary relating to the reconditioning and selling of engines used in connection with oil well pumping units. These revenues increased due to greater production activity in Western Canada during fiscal 1998 versus the comparable fiscal 1997 periods.

Petrochemical processing revenues were $82,095,000 and $42,751,000 for the six and three months ended March 31, 1998, respectively. These results represented increases of $46,615,000 (131%) and $21,044,000 (97%), respectively, as compared to the comparable fiscal 1997 periods. The revenue growth was driven by the fiscal 1997 acquisitions, the establishment of the European distribution operations and, to a lesser extent, internal growth.

Grinding services and other sales and services revenues were $26,156,000 and $12,977,000 for the six and three months ended March 31, 1998, respectively, compared to $21,371,000 and $10,685,000 for the same periods in fiscal 1997. These results represented increases of $4,785,000 (22%) and $2,292,000 (21%), respectively, and were primarily attributable to the Micronyl and Verplast acquisitions in fiscal 1997, and to a lesser extent, internal growth. Compounding revenues increased $10,598,000 (83%) and $2,354,000 (24%) during the first six and three months of fiscal 1998, respectively. The increases to $23,303,000 for the six months ended March 31, 1998 and to $12,235,000 for the three months ended March 31, 1998 were primarily the result of the fiscal 1997 acquisitions, particularly the acquisition of Bayshore in December 1996. Distribution revenues increased $31,232,000 to $32,636,000 during the first six months of fiscal 1998, compared to the same period of fiscal 1997. During the quarter ended March 31, 1998, these revenues increased $16,135,000 to $17,539,000, compared to the same quarter of fiscal 1997. The increases are primarily the result of the fiscal 1997 acquisitions of Rotec, Verplast and the micropowders distribution business of Exxon Chemical Belgium and the establishment of the European distribution operations, also in fiscal 1997.

COSTS AND EXPENSES
------------------

Gross profit (calculated as net revenues minus cost of sales) as a percentage of revenues declined to 25.3% and 25.5% during the six and three months ended March 31, 1998, respectively, compared to 30.6% and 28.1%, of revenues, for the six and three months ended March 31, 1997, respectively. The declines resulted primarily from revenue growth within the petrochemical processing business segment which, in the aggregate, generate lower gross profits as a percentage of revenues. Within the oilfield services business, gross margins as a percentage of revenues declined .5% to 30.1%, of revenues, during the six months ended March 31, 1998, compared to the year earlier period and increased 1.4% to 31.4%, of revenues, during the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The decline in oilfield service gross profit margins during the six month period ended March 31, 1998, compared to the six months ended March 31, 1997, resulted from weak first quarter fiscal 1998 results, relative to the first quarter fiscal 1997, offset by strong second quarter fiscal 1998 results, as compared to the second quarter of fiscal 1997. The improvement of oilfield service gross profit margins during the three months ended March 31, 1998, compared to the same period in fiscal 1997, was due to an overall increase in sales volumes and modest price improvements within some of the Company's oilfield service markets, without a proportionate increase in costs and expenses. Petrochemical gross profit margins declined to 22.0% and 21.6%, of revenues, during the six and three months ended March 31, 1998, respectively, compared to 30.6% and 26.2%, of revenues, during the six and three months ended March 31, 1997, respectively. The decline was primarily due to significant increases in lower margin compounding and distribution revenues as a percentage of total petrochemical processing revenues during fiscal 1998. Generally, gross margins, as a percentage of revenues, of the Company's size reduction operations are higher than the margins of the oilfield service operations. Conversely, the gross margins of the Company's concentrate manufacturing and distribution businesses are generally lower due to the higher raw material cost component included in these revenues, as compared to the Company's other petrochemical services.

Selling, general and administrative costs increased $9,952,000 (73%) and $3,481,000 (52%) during the six and three months ended March 31, 1998,
respectively, as compared to the same periods of fiscal 1997.   The overall
increases in these costs were primarily the result of acquisitions during fiscal 1997 and higher: bonus expenses, workers' compensation expenses, legal costs, oilfield service expenses, corporate administrative costs and bad debt expenses during the six and three months ended March 31, 1998, versus the same periods of fiscal 1997. Selling, general and administrative costs as a percentage of revenues increased to 17.2% and decreased to 14.4% during the six and three months ended March 31, 1998, respectively, from 16.6% and 14.8% for the six and three months ended March 31, 1997. The changes were the result of the increases of selling, general and administrative expenses described above, offset by the effect of increased distribution and compounding revenues. The Company's distribution and compounding operations generate less selling, general and administrative expenses, as a percentage of revenues, than the Company's other services.

Non-recurring litigation charges of $1,200,000 were recognized during the first quarter of fiscal 1998 as the Company determined that it was probable that certain legal matters of the Company would likely result in a charge to income and that these charges could be reasonably estimated.

Depreciation and amortization expense increased from $5,109,000 and $2,608,000 for the six and three months ended March 31, 1997, respectively, to $7,362,000 and $3,607,000 for the six and three months ended March 31, 1998. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during the year ended March 31, 1998.


OPERATING INCOME
----------------

Operating income changed from $6,304,000 and $3,395,000 for the six and three months ended March 31, 1997, respectively, to $2,404,000 and $4,296,000 for the same periods of fiscal 1998, respectively. The fluctuations were due to the changes in revenues and costs and expenses discussed above. Bonus expenses of $1,300,000 and non-recurring litigation charges, described above increased corporate operating expenses during the first quarter of fiscal 1998. The bonuses were paid to over 300 salaried employees and over 500 hourly employees.

GAIN ON SALE OF EQUITY INVESTMENT
---------------------------------

During the first quarter of fiscal 1998, the Company recognized a pretax gain of $11,805,000 on the sale of the Company's 50% equity ownership in WedTech Inc. The Company received cash of $14,484,000 and recorded an after tax gain of $6,684,000 on the sale.


INTEREST INCOME/EXPENSE
-----------------------

Net interest expense was $4,808,000 and $2,398,000 during the six and three months ended March 31, 1998, respectively. For the six and three months ended March 31, 1997, the Company had net interest expense of $531,000 and $332,000, respectively. This change was the result of the June 1997 issuance of $120,000,000 10 3/8% Senior Notes and, to a lesser extent, debt assumed in connection with the fiscal 1997 acquisitions.

INCOME TAXES
------------

The Company's effective income tax increased to 49.2% during the six months ended March 31, 1998, compared to 38% during the six months ended March 31, 1997. During the second quarter of fiscal 1998, the Company's effective rate declined to 41.3% from 43.3% during the same quarter of fiscal 1997. The year-to-date increase was primarily the result of the sale of the Company's equity investment in WedTech which created tax expense equal to 43% of the pre-tax gain. The effective income tax rate decline during the second quarter of fiscal 1998 in comparison to the second quarter of fiscal 1997 was due, in part, to a decline of Italian income tax rates. Generally, the Company's overall tax rate varies depending upon the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions.

NET INCOME
----------

For the six and three months ended March 31, 1998, the Company had net income of $4,774,000 and $1,094,000, respectively, as compared to net income of $3,579,000 and $1,732,000 for the same periods in fiscal 1997, due to the factors described above.

FOREIGN CURRENCY TRANSLATION
----------------------------

The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar and the French franc have impacted the translation of the Company's results of operations during fiscal 1998 and 1997. The table below summarizes the impact of foreign currency fluctuations during the six and three months ended March 31, 1998 compared to the exchange rates used to translate the operating results of the six and three months ended March 31, 1997.

                         SIX MONTHS ENDED    THREE MONTHS ENDED
                          MARCH 31, 1998       MARCH 31, 1998
                         ----------------    ------------------
Net Revenues                (1,767,000)             (915,000)
Operating Income              (185,000)             (125,000)
Pre-tax Income                (166,000)             (116,000)
Net Income                    (103,000)              (79,000)


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a named defendant in 9 cases involving 9 plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. The Company currently has no pending cases in which wrongful death is alleged. Also, during the second quarter of fiscal 1998, the Company was non-suited in an intentional tort case, and the court approved the non-suit of the Company in a second intentional tort. Final documentation is currently pending in the latter case. The standard of liability applicable to all of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

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

Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed by Wedco against Polyvector Corporation ("Polyvector") and John Lefas ("Lefas"), the principal shareholder of Polyvector, which is pending in the federal district court for the District of New Jersey. An action is also pending in the Ontario Court, General Division. Wedco alleges, among other things, that the various defendants have breached the terms of the shareholders' agreement among Wedco and the defendants and seeks performance of the terms of such agreement. WedTech, Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. Initial discovery is to start in the New Jersey action later this year. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims.

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

During the quarter ended March 31, 1998, the Company issued the following unregistered common shares which were exempt pursuant to Section 4(2) of the Securities Act of 1933:

                     Number of Shares
     Date            of Common Stock      Transaction
     ----            ----------------     -----------

  March 12,1998           114,917         Issued in exchange for $562,000 of
                                          debt which was payable upon demand.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on March 6, 1998 for the following purposes:

  1) To elect three Class I Directors to serve until the 2001 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

  2) To approve the ICO, Inc. 1998 Stock Option Plan;

  3) To ratify and approve the selection of Price Waterhouse LLP as the Company's independent accountants for the ensuing fiscal year; and

  4) To consider and act upon any matters incidental to the foregoing purposes and transact such other business as may properly come before the meeting or any adjournment thereof.

Holders of shares of Common Stock of record on the books of the Company at the close of business on January 16, 1998 were entitled to vote at the meeting.

William E. Cornelius, Robin E. Pacholder, and George S. Sirusas were elected as Class I Directors at the annual meeting with 19,117,695; 18,914,528; and 19,117,769 votes for; and 861,700; 1,064,867; and 861,626 votes withheld, respectively.  There were zero votes against and zero abstentions.

The ICO, Inc. 1998 Stock Option Plan was approved by the following vote:
18,463,762 votes for, 1,284,489 votes against, 125,890 abstentions, and 105,254 votes withheld.

The selection of Price Waterhouse LLP as the Company's auditors for the 1998 fiscal year was approved by the following vote: 19,826,538 votes for, 25,903 votes against, 24,701 abstentions and 105,253 votes withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On April 15, 1998 the Company filed a Form 8-K Current Report regarding the acquisition of J.R. Courtenay (N.Z.) Ltd.

On April 16, 1998 the Company filed a Form 8-K Current Report regarding the restructuring of the Company.

          The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


EXHIBIT NO.                                                   EXHIBIT
-----------                               -------------------------------------------------
        2.1   --   Share Purchase Agreement between Rotec Chemicals Ltd. and the Registrant (filed as Exhibit 99.2 to
                   Form 8-K dated May 12, 1997)

        2.2   --   Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                   Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco Panzini,
                   and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997 )

        2.3   --   Agreement for sale & purchase of all the share capital of J.R. Courtenay (N.Z.)  Ltd. dated March 20, 1998 among ICO, Inc., ICO Technology, Inc. (a wholly owned subsidiary of the Company), Mr. J. R. Courtenay,
                   Mr. Dario Masutti and Mr. R. Narev and Mr. J. R. Courtenay, together as trustees.
                   (Filed as Exhibit 2 to Form 8-K dated April 15, 1998)

        3.1   --   Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 4 to Form S-3 dated September 13, 1993)

        3.2   --   By-Laws of the Company (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 1996)

        4.1   --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

      4.2**   --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to
                   Senior Notes due 2007.

      4.3**   --   Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet
                   National Bank), as trustee, relating to Senior Notes due 2007.

        4.4   --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and
                   Society National Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for
                   1992)

        4.5   --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a
                   subsidiary of the company and the Wedco Shareholders Group, as defined (filed as Exhibit   4.4 to
                   Form S-4 dated May 15, 1996)

        4.6   --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and
                   Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22,
                   1997.)

      4.7**   --   Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent.

       10.1   --   Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant and Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

       10.2   --   Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form
                   10-Q dated August 14, 1997)

       10.3   --   Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated
                   October 3, 1997)



EXHIBIT NO.                                                   EXHIBIT
-----------                               -------------------------------------------------
       10.4   --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                   Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

       10.5   --   1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the
                   Registrant's Form S-8 dated September 1,3 1993)

       10.6   --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy
                   Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

       10.7   --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 10, 1995 for the Annual Meeting of Shareholders)

       10.8   --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated August 29, 1996 for the annual Meeting of Shareholders)

       10.9   --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                   dated January 23, 1998 for the annual Meeting of Shareholders)

      10.10   --   Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to
                   Form S-4 dated May 15, 1996)

      10.11   --   Consulting Agreement -- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated
                   May 15, 1996)

      10.12   --   Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

      10.13   --   Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

      10.14   --   Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated
                   May 15, 1996)

      10.15   --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

      10.16   --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                   (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

      10.17   --   Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O.
                   Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

      10.18   --   Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A.
                   Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

         21   --   Subsidiaries of the Company  (filed as Exhibit 21 to Form 10-K dated December 29, 1997).

       27**   --   Financial Data Schedule

         99   --   Safe Harbor Disclosure (filed as Exhibit 99 to Form 10-K dated December 29, 1997).

__________________
         ** Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ICO, Inc.
                                         ----------------------------------
                                         (Registrant)



                                           /s/ Asher O. Pacholder
                                          ---------------------------------
May 14, 1998                             Asher O. Pacholder
                                         Chairman and Chief Financial Officer
                                         (Principal Financial Officer)



                                           /s/ Jon C. Biro
                                          ---------------------------------
                                         Jon C. Biro
                                         Senior Vice President and Treasurer
                                         (Principal Accounting Officer)