Form 10-Q
period 1998-06-30
ICO INC
filed 1998-08-13
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
                                                 -------------

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

                               YES [X]    NO [ ]


               Common stock, without par value 21,961,598 shares
                       outstanding as of August 13, 1998

                                   ICO, INC.
                      INDEX TO QUARTERLY REPORT FORM 10-Q



PART I.    FINANCIAL INFORMATION                                                     PAGE
           Item 1. Financial Statements


                   Consolidated Balance Sheets as of June 30, 1998 and
                   September 30, 1997 ...........................................      3

                   Consolidated Statements of Operations for the Three
                   and Nine Months Ended June 30, 1998 and 1997 .................      4

                   Consolidated Statements of Cash Flows for the Nine
                   Months Ended June 30, 1998 and 1997 ..........................      5

                   Notes to Consolidated Financial Statements ...................      6

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ....................................      9

           Item 3. Quantitative and Qualitative Disclosures About Market Risks
                   (no response required) .......................................     --


PART II. OTHER INFORMATION

           Item 1. Legal Proceedings ............................................     14

           Item 2. Changes in Securities ........................................     15

           Item 3. Defaults upon Senior Securities (no response required) .......     --


           Item 4. Submission of Matters to a Vote of Security Holders (no
                   response required) ...........................................     --

           Item 5. Other Information (no response required) .....................     --

           Item 6. Exhibits and Reports on Form 8-K .............................     15

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                (Unaudited and in thousands, except share data)

                                                                             JUNE 30,        SEPTEMBER 30,
                                                                               1998              1997
                                                                           ------------      ------------
ASSETS
Current assets:
       Cash and equivalents                                                $     50,892      $     83,892
       Trade receivables (less allowance for doubtful accounts of
              $1,792 and $967, respectively)                                     57,384            49,963
       Inventories                                                               30,957            20,709
       Deferred tax asset                                                         3,553             3,812
       Prepaid expenses and other                                                 5,570             4,382
                                                                           ------------      ------------
              Total current assets                                              148,356           162,758
                                                                           ------------      ------------
Property, plant and equipment, at cost                                          175,145           152,440
       Less - accumulated depreciation and amortization                         (63,565)          (54,661)
                                                                           ------------      ------------
                                                                                111,580            97,779
                                                                           ------------      ------------
Other assets:
       Goodwill (less accumulated amortization of
              $6,142 and $5,056, respectively)                                   57,128            49,761
       Investment in joint ventures                                                --               1,871
       Debt offering costs                                                        4,273             4,790
       Other                                                                      4,636             4,794
                                                                           ------------      ------------
                                                                           $    325,973      $    321,753
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Short term borrowings and current portion of long-term debt         $     12,346      $     10,719
       Accounts payable                                                          24,818            21,923
       Accrued interest                                                           1,191             4,033
       Accrued insurance                                                          2,015             2,095
       Accrued salaries and wages                                                 1,914             2,204
       Accrued litigation costs                                                   1,549             1,046
       Income taxes payable                                                       2,316             1,092
       Other accrued expenses                                                     9,339             9,357
                                                                           ------------      ------------
              Total current liabilities                                          55,488            52,469

Deferred income taxes                                                             9,042             7,463
Long-term liabilities                                                             2,043             1,649
Long-term debt, net of current portion                                          132,278           133,034
                                                                           ------------      ------------
              Total liabilities                                                 198,851           194,615
                                                                           ------------      ------------
Commitments and contingencies
Stockholders' equity:
       Preferred stock, without par value - 500,000 shares authorized;
         322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                       13                13
       Junior participating preferred stock, without par value --
         50,000 shares authorized; 0 shares issued and outstanding                 --                --
       Common stock, without par value - 50,000,000 shares authorized;
        21,961,598 and 21,598,658 shares issued and outstanding,
         respectively                                                            38,794            36,966
       Additional paid-in capital                                               109,718           109,814
       Cumulative translation adjustment                                         (3,896)           (1,953)
       Accumulated deficit                                                      (17,507)          (17,702)
                                                                           ------------      ------------
                                                                                127,122           127,138
                                                                           ------------      ------------
                                                                           $    325,973      $    321,753
                                                                           ============      ============



   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited and in thousands, except share data)


                                                      THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                      --------------------------      --------------------------
                                                         1998            1997            1998            1997
                                                      ----------      ----------      ----------      ----------
 Revenues:
      Petrochemical processing sales and services     $   46,718      $   29,544      $  128,813      $   65,025
      Oilfield sales and services                         26,466          25,772          80,937          72,105
                                                      ----------      ----------      ----------      ----------


 Total net revenues                                       73,184          55,316         209,750         137,130
                                                      ----------      ----------      ----------      ----------
 Cost and expenses:
      Cost of sales and services                          55,419          39,851         157,475          96,662
      Selling, general and administrative                 10,009           8,591          33,553          22,182
      Non-recurring litigation charges                      --              --             1,200            --
      Depreciation and amortization                        3,544           2,646          10,210           7,325
      Goodwill amortization                                  392             257           1,087             687
                                                      ----------      ----------      ----------      ----------
                                                          69,364          51,345         203,525         126,856
                                                      ----------      ----------      ----------      ----------

 Operating income                                          3,820           3,971           6,225          10,274
                                                      ----------      ----------      ----------      ----------

 Other income and expense:
      Gain on sale of equity investment                     --              --            11,805            --
      Interest income                                        772             381           2,929             616
      Interest expense                                    (3,374)         (1,382)        (10,339)         (2,148)
      Other                                                   13            --                 8              33
                                                      ----------      ----------      ----------      ----------
                                                          (2,589)         (1,001)          4,403          (1,499)
                                                      ----------      ----------      ----------      ----------
 Income before taxes                                       1,231           2,970          10,628           8,775
 Provision for income taxes                                  564           1,341           5,187           3,568
                                                      ----------      ----------      ----------      ----------

 Net income                                           $      667      $    1,629      $    5,441      $    5,207
                                                      ----------      ----------      ----------      ----------

 Preferred Dividends                                         544             544           1,632           1,632
                                                      ----------      ----------      ----------      ----------

 Net income applicable to common stock                $      123      $    1,085      $    3,809      $    3,575
                                                      ==========      ==========      ==========      ==========
 Basic earnings per share (see Note 2)                $      .01      $      .05      $      .17      $      .17
                                                      ==========      ==========      ==========      ==========

 Diluted earnings per share (see Note 2)              $      .01      $      .05      $      .17      $      .17
                                                      ==========      ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited and in thousands, except share data)

                                                                                   NINE MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                                 1998                   1997
                                                                              ----------             ----------
Cash flows from operating activities:
       Net income                                                             $    5,441             $    5,207
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
       Depreciation and amortization                                              11,297                  8,012
       Gain on sale of equity investment                                         (11,805)                  --
       Changes in assets and liabilities, net of the effects
         of business acquisitions:
              Receivables                                                         (5,305)                (4,678)
              Inventories                                                         (6,721)                (3,581)
              Prepaid expenses and other                                          (1,835)                   438
              Income taxes payable                                                   642                    384
              Deferred taxes                                                       2,100                  2,342
              Accounts payable                                                       891                  3,028
              Accrued interest                                                    (2,842)                   694
              Accrued expenses                                                      (755)                (4,695)
                                                                              ----------             ----------
              Total adjustments                                                  (14,333)                 1,944
                                                                              ----------             ----------
         Net cash provided by (used for) operating activities                     (8,892)                 7,151
                                                                              ----------             ----------
Cash flows from investing activities:
       Capital expenditures                                                      (19,369)                (9,832)
       Acquisitions, net of cash acquired                                        (17,137)               (10,377)
       Disposition of equity investment                                           13,679                   --
       Dispositions of property, plant and equipment                               2,198                    332
                                                                              ----------             ----------
         Net cash provided by (used for) investing activities                    (20,629)               (19,877)
                                                                              ----------             ----------
Cash flows from financing activities:
       Net proceeds from sale of stock                                             1,173                    251
       Payment of dividend on preferred stock                                     (1,632)                (1,632)
       Payment of dividend on common stock                                        (3,614)                (3,375)
       Additional debt                                                             4,044                121,702
       Reductions of debt                                                         (3,433)               (15,356)
                                                                              ----------             ----------
       Net cash provided by (used for) financing activities                       (3,462)               101,590
                                                                              ----------             ----------
Effect of exchange rates on cash                                                     (17)                  --
                                                                              ----------             ----------
Net increase (decrease) in cash and equivalents                                  (33,000)                88,864
Cash and equivalents at beginning of period                                       83,892                 13,414
                                                                              ----------             ----------
Cash and equivalents at end of period                                         $   50,892             $  102,278
                                                                              ==========             ==========
Supplemental disclosures of cash flow information:
       Cash received (paid) during the period for:
              Interest received                                                    2,962                    616
              Interest paid                                                      (12,413)                (1,402)
              Income taxes paid                                                   (3,348)                (1,320)


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.       BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial
Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1997 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the changes in its cash position for the nine months ended June 30, 1998 and 1997. Results of operations for the three month and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

In June 1998, the Financial Accounting Standards board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS 133), which is effective for all fiscal years beginning after June 15, 1999. Due to the Company's limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Certain reclassifications have been made to prior year amounts in order to conform to current year classifications.

NOTE 2.       EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share." During the three and nine months ended June 30, 1998, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.


                                                                        THREE MONTHS ENDED JUNE 30,
                                    -------------------------------------------------------------------------------------------
                                                       1998                                             1997
                                    -------------------------------------------     -------------------------------------------
                                                                 (In thousands, except share data)
                                      Income          Shares           Amount         Income           Shares          Amount
                                    -----------     -----------     -----------     -----------     -----------     -----------
Net Income                          $       667                                     $     1,629
Less: Preferred stock dividends             544                                             544
                                    -----------                                     -----------
BASIC EPS                                   123      21,943,713     $       .01           1,085      21,307,288     $       .05
                                                                    ===========                                     ===========

EFFECT OF DILUTIVE SECURITIES
   Options                                 --            20,543                              --          57,538
   Warrants                                --              --                                --          28,755
                                    -----------     -----------                     -----------     -----------


DILUTED EPS                         $       123      21,964,256     $       .01     $     1,085      21,393,581     $       .05
                                    ===========     ===========     ===========     ===========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     NINE MONTHS ENDED JUNE 30,
                                    -------------------------------------------------------------------------------------------
                                                       1998                                             1997
                                    -------------------------------------------     -------------------------------------------
                                                                 (In thousands, except share data)
                                      Income          Shares           Amount         Income           Shares          Amount
                                    -----------     -----------     -----------     -----------     -----------     -----------
 Net Income                         $     5,441                                     $     5,207
 Less: Preferred stock dividends          1,632                                           1,632
                                    -----------                                     -----------
 BASIC EPS                                3,809      21,847,670     $       .17           3,575      20,727,532     $       .17
                                                                    ===========                                     ===========


 Effect of dilutive securities
    Options                                --           101,068                            --           120,299
    Warrants                               --            64,393                            --            98,275
                                    -----------     -----------                     -----------     -----------

 DILUTED EPS                        $     3,809      22,013,131     $       .17     $     3,575      20,946,106     $       .17
                                    ===========     ===========     ===========     ===========     ===========     ===========

NOTE 3.  ACQUISITIONS

During June 1998, the Company acquired Soreco S.A. ("Soreco") and its wholly owned subsidiary for approximately $1,600,000 in cash and the assumption of approximately $236,000 in debt. The Company will account for the acquisition using the purchase method of accounting. Soreco, which is strategically located in the French "Plastics Valley", provides high quality color matching and color compounding services for engineering plastics. Soreco's customer base includes manufacturers of consumer products such as appliances, electronics, cosmetics and other products which require colors with high consistency. Soreco uses sophisticated single pigment coloration techniques to provide rapid turnaround for color matching and compounding services and has an extensive library of proprietary color formulations.


On March 31, 1998, the Company acquired J.R. Courtenay (N.Z.) Ltd. ("JRC") and its wholly owned subsidiary, Courtenay Polymers Pty. Ltd. ("CPPL"), for $14,052,000 in cash and the assumption of approximately $814,000 in debt, subject to adjustment. The Company will account for the acquisition using the purchase method of accounting and, as such, the consolidated results of operations of JRC have been included from the date of acquisition forward. JRC and CPPL are located in Auckland, New Zealand and Melbourne, Australia, respectively, and are leading providers of polymer powders to the rotational molding and metal coating industries in New Zealand and Australia. These companies sell an extensive line of materials using proprietary formulations under the Cotene(TM) brand name and also provide a complete range of size reduction and compounding services.

During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc ("Curley's"). The consideration consisted of $2,000,000 and is subject to adjustment based upon future operating revenues. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

The following unaudited pro forma information assumes the material acquisition of JRC and subsidiaries occurred as of the beginning of the period presented.


                                                          NINE MONTHS ENDED JUNE 30,
                                                            1998             1997
                                                        ------------     ------------
                                                      (In thousands, except share data)
       Revenues                                         $    220,533     $    154,777
       Net income                                              5,585            5,456
       Basic earnings per share                                  .18              .18
       Diluted earnings per share                                .18              .18

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  INVENTORIES

Inventories consisted of the following:

                                                          JUNE 30, 1998     SEPTEMBER 30, 1997
                                                         ---------------    ------------------
                                                                  (In thousands)
       Finished Goods                                    $        12,264     $         7,958
       Raw Materials                                              12,353               9,023
       Work in Progress                                            1,806                 835
       Supplies                                                    4,534               2,893
                                                         ---------------     ---------------
                                                         $        30,957     $        20,709
                                                         ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in all parts of this document, including, but not limited to, availability of liquidity for future capital expenditures, effects of the Year 2000 issue, the effect of legal proceedings, future acquisitions, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described in exhibit 99 to the Company's fiscal 1997 Form 10-K dated December 29, 1997.

INTRODUCTION

The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and increased sales volumes in both existing and acquired business lines.

The acquisition of Bayshore in December 1996 and the expansion of the Company's distribution business within the petrochemical processing segment had the effect of reducing overall petrochemical processing margins as a percentage of revenues. The gross margin percentage for the distribution business and Bayshore's business is, generally, significantly lower than those generated by the Company's size reduction services. Bayshore, and the Company's distribution operations typically buy raw materials, improve the material and then sell the finished product. In contrast, the Company's size reduction services typically involve processing customer-owned material.

The Company's revenue is classified within two operating segments: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from (i) grinding petrochemicals into powders (size reduction), including other ancillary services and the sale of grinding equipment manufactured by the Company, (ii) compounding sales and services, which includes the manufacture and sale of concentrates, and (iii) distributing plastic powders. Distribution revenues include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe. Distribution revenues also include a majority of the revenues generated by J.R. Courtenay (NZ) Ltd. which operates in New Zealand and Australia. The Company's distribution operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Revenues in both of the Company's business segments are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

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

LIQUIDITY AND CAPITAL RESOURCES

The following are considered by management as key measures of liquidity applicable to the Company:


                                                    JUNE 30, 1998     SEPTEMBER 30, 1997
                                                   ---------------    ------------------
                     Cash and cash equivalents     $    50,892,000     $    83,892,000
                     Working capital                    92,868,000         110,289,000
                     Current ratio                             2.7                 3.1
                     Debt-to-capitalization               .53 to 1            .53 to 1

Cash and cash equivalents decreased $33,000,000 during the nine months ended June 30, 1998 due to the factors described below.

The Company's working capital decreased during the nine months ended June 30, 1998 from $110,289,000 at September 30, 1997 to $92,868,000 at June 30, 1998 as
a result of the factors described below.

For the nine months ended June 30, 1998 cash provided by (used for) operating activities decreased to $(8,892,000) compared to $7,151,000 for the nine months ended June 30, 1997. Despite higher net income and increased depreciation and amortization expenses, the decrease was primarily due to the gain on sale of the WedTech equity investment (classified as an investing activity) and various changes in working capital accounts (particularly changes in accounts receivable, inventory, accrued liabilities and taxes payable).

Capital expenditures totaled $19,369,000 and $7,315,000 during the nine and three months ended June 30, 1998, respectively, of which $6,125,000 for the nine month period and $3,146,000 for the three month period related to the oilfield services segment and the remaining $13,244,000 for the nine month period and $4,169,000 for the three month period related to the petrochemical processing business. Specifically, $3,936,000 of the expenditures incurred during the nine months ended June 30, 1998 were used to expand the Company's Laporte, Texas compounding facility. This project was completed in May 1998. Most of the capital expenditures made during the three and nine months ended June 30, 1998 were intended to expand the Company's existing base of operations, as opposed to maintaining current operating facilities. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 1998 capital expenditure requirements.

Cash flows provided by (used for) financing activities declined to uses of $(3,462,000) during the nine months ended June 30, 1998 compared to proceeds of $101,590,000 during the first nine months of fiscal 1997. The decline was primarily due to the issuance in June 1997 of the $120,000,000 10 3/8% Senior Notes. The debt matures June 1, 2007, without prior principle amortization, and interest is payable on June 1 and December 1 of each year beginning
December 1, 1997.

During the period commencing on October 1, 1995 and ended on June 30, 1998, the Company acquired nineteen businesses. These acquisitions were made using available cash, the issuance of the Company's Common Stock and the assumption of outstanding debt of the acquired business. The Company anticipates it will continue to seek acquisitions in the future.

As of July 31, 1998, the Company had approximately $23,179,000 of additional borrowing capacity available under various credit arrangements. $15,000,000 is available under the Company's domestic credit facility and the remaining amount is available under various foreign facilities. Currently, the Company has no outstanding indebtedness under the domestic credit facility.

The terms of the Company's domestic credit facility and the Senior Notes limit the amount of additional liens and indebtedness incurred by the Company. The domestic credit facility is secured by certain receivables and inventories and requires maintenance of certain financial ratios including minimum tangible net worth, profitability and maximum total debt to capitalization.

YEAR 2000

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED JUNE 30,                        NINE MONTHS ENDED JUNE 30,
                                  ----------------------------------------------   -----------------------------------------------
                                                % of                    % of                      % of                     % of
NET REVENUES (000'S)                 1998       Total        1997       Total         1998        Total        1997        Total
                                  ----------  ----------  ----------  ----------   ----------   ----------  ----------  ----------
Distribution                      $   20,309          43       4,892          16   $   52,946           41       6,156           9
Size Reduction Services and
   Other Sales and Services           12,942          28      11,732          40       39,097           30      33,104          51
Compounding Sales and Services        13,467          29      12,920          44       36,770           29      25,765          40
                                  ----------  ----------  ----------  ----------   ----------   ----------  ----------  ----------

Total Petrochemical Processing        46,718         100      29,544         100      128,813          100      65,025         100
                                  ----------  ----------  ----------  ----------   ----------   ----------  ----------  ----------

Exploration Sales and Services        10,689          40  $    9,886          38       31,083           38  $   27,621          38
Production Sales and Services          8,922          34       8,570          33       27,261           34      24,440          34
Corrosion Control Sales and
    Services                           6,393          24       6,472          25       19,548           24      17,270          24
Other Sales and Services                 462           2         844           4        3,045            4       2,774           4
                                  ----------  ----------  ----------  ----------   ----------   ----------  ----------  ----------

Total Oilfield Services Revenues      26,466         100      25,772         100       80,937          100      72,105         100
                                  ----------  ----------  ----------  ----------   ----------   ----------  ----------  ----------

                                  $   73,184              $   55,316               $  209,750               $  137,130
                                  ==========              ==========               ==========               ==========

                                       THREE MONTHS ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
                                ------------------------------------------      ----------------------------------------
                                             % of                  % of                      % of                 % of
OPERATING PROFIT (000'S)         1998       Total       1997      Total          1998      Total      1997       Total
                                --------    --------   --------   --------      --------   --------  --------   --------
Petrochemical Processing        $  2,010          37   $  2,212         37      $  7,435         42  $  5,404         35
Oilfield Services                  3,393          63      3,749         63        10,250         58    10,083         65
                                --------    --------   --------   --------      --------   --------  --------   --------

Total Operations                   5,403         100      5,961        100        17,685        100    15,487        100
General Corporate Expenses        (1,583)                (1,990)                 (11,460)              (5,213)
                                --------               --------                 --------             --------
Total                           $  3,820               $  3,971                 $  6,225             $ 10,274
                                ========               ========                 ========             ========

REVENUES.

Consolidated revenues increased $72,620,000 (53%) and $17,868,000 (32%) during the nine and three months ended June 30, 1998, respectively, as compared to the same periods in the last fiscal year. These improvements were primarily due to the fiscal 1997 and 1998 acquisitions, and, to a lesser extent, internal growth within both of the Company's business segments, particularly petrochemical distribution in Europe.

Oilfield service revenues increased $8,832,000 (12%) and $694,000 (3%) during the nine and three months ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. The increase during the nine months ended June 30, 1998 was primarily due to internal growth. Revenues from exploration sales and services increased $3,462,000 (13%) and $803,000 (8%) from the nine and three months ended June 30, 1997, respectively, compared to the same periods of fiscal 1998. Demand for the Company's exploration services is driven, in part, by the average domestic rig count which increased approximately 7% during the nine months ended June 30, 1998, but declined approximately 8% during the quarter ended June 30, 1998, as compared to the fiscal 1997 periods. The weakening oil and gas environment has had a particularly adverse effect on the Company's inspection business with oil country tubular producers and processors. Despite lower oil prices and, to a lesser extent, lower gas prices, during fiscal 1998 compared to fiscal 1997, revenues from production sales and services increased $2,821,000 (12%) and $352,000 (4%) for the nine and three months ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. As a result of lower demand for the Company's products and services during the quarter ended June 30, 1998, the Company experienced a decline in revenues within the West Texas and Canadian production service divisions. These declines were more than offset by revenues resulting from the acquisition of Curley's and internal growth in certain geographical markets. Corrosion control revenues increased $2,278,000 (13%) and decreased $79,000 (1%) during the nine and three months ended June 30, 1998, respectively, compared to the same periods of fiscal 1997. All corrosion control divisions generated increased revenues during the nine months ended June 30, 1998 compared to 1997. During the third quarter 1998, compared to the same quarter of 1997, however, revenues declined within the West Texas corrosion control market. Other sales and services consist of revenues generated by the Company's Canadian subsidiary relating to the reconditioning and selling of engines used in connection with oil well pumping units. While these revenues increased during the nine months ended June 30, 1998, compared to fiscal 1997, during the third quarter, other sales and service revenues declined due to relatively lower production activity in Western Canada.

Petrochemical processing revenues were $128,813,000 and $46,718,000 for the nine and three months ended June 30, 1998, respectively. These results represented increases of $63,788,000 (98%) and $17,174,000 (58%), respectively, as compared to the fiscal 1997 periods. The revenue growth was driven by the fiscal 1998 and 1997 acquisitions, the establishment of the European distribution operations and, to a lesser extent, internal growth. Distribution revenues increased $46,790,000 to $52,946,000 during the nine months ended
June 30, 1998, compared to the same period of fiscal 1997. During the quarter ended June 30, 1998, revenues increased $15,417,000 to $20,309,000, compared to the third quarter of fiscal 1997. The increases are the result of establishing the European distribution operations during fiscal 1997 and the acquisitions made during fiscal 1998 and 1997. Size reduction services and other sales and services revenues were $39,097,000 and $12,942,000 for the nine and three months ended June 30, 1998, respectively, compared to $33,104,000 and $11,732,000 for the same periods in fiscal 1997. These results represented increases of $5,993,000 (18%) and $1,210,000 (10%), respectively, and were primarily attributable to the fiscal 1997 and 1998 acquisitions. Compounding revenues increased $11,005,000 (43%) and $547,000 (4%) during the nine and three months ended June 30, 1998, respectively. The increases to $36,770,000 for the nine months ended June 30, 1998 and to $13,467,000 for the three months ended June 30, 1998 were primarily the result of the fiscal 1997 acquisitions, particularly the acquisition of Bayshore in December 1996.

COSTS AND EXPENSES

Gross margin (calculated as net revenues minus cost of sales) as a percentage of revenues declined to 24.9% and 24.3% during the nine and three months ended June 30, 1998, respectively, compared to 29.5% and 28.0%, of revenues, for the nine and three months ended June 30, 1997, respectively. The declines resulted primarily from revenue growth within the petrochemical processing business segment which, in the aggregate, generates lower gross profits as a percentage of revenues. Within the oilfield services business, gross margins as a percentage of revenues declined 0.6% to 30.6%, during the nine months ended June 30, 1998, compared to the year earlier period and declined 0.9% to 31.3%, during the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The decline in oilfield service gross margins as a percentage of revenues, resulted primarily from a change in product sales mix rather than a change in sales prices. Petrochemical gross profit margins declined to 21.4% and 20.2%, of revenues, during the nine and three months ended June 30, 1998, respectively, compared to 27.9% and 24.5%, of revenues, during the nine and three months ended June 30, 1997, respectively. The decline was primarily due to significant increases in lower margin compounding and distribution revenues as a percentage of total petrochemical processing revenues during fiscal 1998, due in large part to the fiscal 1998 and 1997 petrochemical processing acquisitions. In addition, European distribution gross profits, as a percentage of revenues, softened materially during the third quarter of fiscal 1998, due to a decline in polymer prices and the subsequent liquidation of relatively higher cost inventories. Generally, gross margins, as a percentage of revenues of the Company's size reduction operations, are higher than the gross margins of the oilfield service operations. Conversely, the gross margins of the Company's concentrate manufacturing and distribution businesses are generally lower due to the higher raw material cost component included in these revenues, as compared to the Company's other petrochemical services.

Selling, general and administrative costs increased $11,371,000 (51%) and $1,418,000 (17%) during the nine and three months ended June 30, 1998, respectively, as compared to the same periods of fiscal 1997. The increase, during the nine months ended June 30, 1998 compared to the same period in fiscal 1997, was primarily the result of the fiscal 1997 and 1998 acquisitions and increased sales expenses within the oilfield service business. Additionally, the Company incurred more legal, workers' compensation, bonus and corporate administrative expenses during fiscal year-to-date 1998 compared to 1997. The increase during the quarter ended June 30, 1998, compared to the same quarter of 1997, was caused by the acquisitions during fiscal 1997 and 1998 and an increase in oilfield service sales expenses. For the quarter ended June 30, 1998, legal expenses also increased, offset by lower bonus expenses. Selling, general and administrative costs as a percentage of revenues decreased to 16.0% and 13.7% during the nine and three months ended June 30, 1998, respectively, from 16.2% and 15.5% for the nine and three months ended June 30, 1997. The changes were primarily the result of the increases and decreases of selling, general and administrative expenses described above, offset by the effect of increased distribution and compounding revenues. Generally, the Company's distribution and compounding operations generate lower selling, general and administrative expenses, as a percentage of revenues, than the Company's other services.

Non-recurring litigation charges of $1,200,000 were recognized during the first quarter of fiscal 1998 as the Company determined that it was probable that certain legal matters of the Company would likely result in a charge to income and that these charges could be reasonably estimated.

Depreciation and amortization expense increased from $8,012,000 and $2,903,000 for the nine and three months ended June 30, 1997, respectively, to $11,297,000 and $3,936,000 for the nine and three months ended June 30, 1998. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during the fiscal 1998 and 1997.

OPERATING INCOME

Operating income declined from $10,274,000 and $3,971,000 for the nine and three months ended June 30, 1997, respectively, to $6,225,000 and $3,820,000 for the same periods of fiscal 1998, respectively. The decreases were due to the changes in revenues and costs and expenses discussed above. Bonus expenses of $1,300,000 and non-recurring litigation charges, described above, increased corporate operating expenses during the first quarter of fiscal 1998. The bonuses were paid to over 300 salaried employees and over 500 hourly employees.

GAIN ON SALE OF EQUITY INVESTMENT

During the first quarter of fiscal 1998, the Company recognized a pretax gain of $11,805,000 on the sale of the Company's 50% equity ownership in WedTech Inc. The Company received cash of $14,484,000 and recorded an after tax gain of $6,684,000 on the sale.

INTEREST INCOME/EXPENSE

Net interest expense was $7,410,000 and $2,602,000 during the nine and three months ended June 30, 1998, respectively. For the nine and three months ended June 30, 1997, the Company had net interest expense of $1,532,000 and $1,001,000, respectively. This change was the result of the June 1997 issuance of $120,000,000 10 3/8% Senior Notes and, to a lesser extent, debt assumed in connection with the fiscal 1998 and 1997 acquisitions.

INCOME TAXES

The Company's effective income tax rate increased to 49% during the nine months ended June 30, 1998, compared to 41% during the nine months ended June 30, 1997. During the third quarter of fiscal 1998, the Company's effective rate increased to 46% from 45% during the same quarter of fiscal 1997. The year-to-date increase was primarily the result of the sale of the Company's equity investment in WedTech which created tax expense equal to 43% of the pre-tax gain. The effective income tax rate increase during the third quarter of fiscal 1998, in comparison to the third quarter of fiscal 1997, was due to an increase in permanent book to tax differences relative to pre-tax income, offset by the effect of a decline in Italian income tax rates. Generally, the Company's overall tax rate varies depending upon the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions.

NET INCOME

For the nine and three months ended June 30, 1998, the Company had net income of $5,441,000 and $667,000, respectively, as compared to net income of $5,207,000 and $1,629,000 for the same periods in fiscal 1997, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar and the French franc have impacted the translation of the Company's results of operations during fiscal 1998 and 1997. The table below summarizes the impact of foreign currency fluctuations during the nine and three months ended June 30, 1998 compared to the exchange rates used to translate the operating results of the nine and three months ended June 30, 1997.

                                NINE MONTHS ENDED  THREE MONTHS ENDED
                                  JUNE 30, 1998      JUNE 30, 1998
                                -----------------  ------------------
         Net Revenues            $ (2,706,000)      $   (882,000)
         Operating Income            (273,000)           (77,000)
         Pre-tax Income              (248,000)           (69,000)
         Net Income                  (149,000)           (52,000)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a named defendant in 9 cases involving 9 plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. The Company currently has no pending cases in which wrongful death is alleged. Also, during the second quarter of fiscal 1998, the Company was non-suited in an intentional tort case, and the court approved the non-suit of the Company in a second intentional tort case. Final documentation is currently pending in the latter case. The standard of liability applicable to all of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to the wrongful death cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

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

On November 21, 1997, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in ICO's favor. This amount includes pre-judgment interest on the jury award. The Company may also be entitled to post-judgment interest. The Wood Group is currently appealing the judgment. This gain has not been reflected in the Company's operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed by Wedco against Polyvector Corporation ("Polyvector"), John Lefas ("Lefas"), the principal shareholder of Polyvector, and Fred Feder ("Feder"), a former director of Wedco, which is pending in the federal district court for the District of New Jersey. Wedco alleges, among other things, that Lefas and Polyvector have breached the terms of the shareholders' agreement among Wedco and the defendants and seeks performance of the terms of such agreement. Wedco also alleges, among other things, that Feder has breached his fiduciary duty to Wedco. WedTech, Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. Discovery is scheduled to end in the New Jersey action later this year and a jury trial should occur in early 1999. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims. A proceeding has been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief. The proceeding is at a very early stage, but it would appear that the factual complaints raised in the Canadian litigation duplicate the claims raised in the New Jersey litigation. It is the intention of the Company to seek an order staying the Canadian litigation.

Permian Enterprises, Inc. ("Permian") a wholly-owned subsidiary of the Company, is a defendant in a case filed by Tidelands Oil Production Company ("Tidelands") pending in the Superior Court of Los Angeles County, California (Long Beach division) alleging Permian is liable for damages exceeding $1.1 million, plus interest, suffered by Tidelands and third parties resulting from the failure of a pipe owned by Tidelands and which was allegedly lined by Permian. Discovery in this case is ongoing, and a jury trial in the case is currently scheduled for August 1998. The outcome of this litigation cannot be predicted, but the Company believes Permian has meritorious defenses in this matter.

The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.


ITEM 2.  CHANGES IN SECURITIES

The Company's agreement relating to the Senior Notes due 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- Reference is hereby made to the exhibit index which appears on page 16.

(b) On April 15, 1998, the Company filed a Form 8-K Current Report regarding the acquisition of J.R. Courtenay (N.Z.) Ltd.

(c) On April 16, 1998, the Company filed a Form 8-K Current Report regarding the restructuring of the Company.

(d) On June 12, 1998, the Company filed a Form 8-K/A Amendment Number 1 to Current Report regarding the acquisition of J.R. Courtenay (N.Z.) Ltd.

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

  EXHIBIT NO.                     EXHIBIT
  -----------  -----------------------------------------------------------------

      2.1 -- Share Purchase Agreement between Rotec Chemicals Ltd. and the Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)

      2.2 -- Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc., Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)

      2.3 -- Agreement for sale & purchase of all the share capital of J.R. Courtenay (N.Z.) Ltd. dated March 20, 1998 among ICO, Inc., ICO Technology, Inc. (a wholly owned subsidiary of the Company), Mr.
               J. R. Courtenay, Mr. Dario Masutti and Mr. R. Narev and Mr. J. R. Courtenay, together as trustees. (Filed as Exhibit 2 to Form 8-K dated April 15, 1998)

      2.4** -- Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.

      3.1** -- Amended and Restated Articles of Incorporation of the Company dated March 20, 1998.

      3.2** -- By-Laws of the Company dated March 30, 1998.

      4.1 -- Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17,
               1997)

      4.2 -- First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998).

      4.3 -- Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998).

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

      4.7 -- Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998).

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

  EXHIBIT NO.                     EXHIBIT
  -----------  -----------------------------------------------------------------

     10.3   -- Second Amendment to Amended and Restated Business Loan
               Agreement between the Registrant and Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October 3, 1997)

     10.4** -- Third Amendment to Amended and Restated Business Loan
               Agreement between the Registrant and Bank of America, Texas, N.A. dated July 17, 1998.

     10.5   -- ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit
               B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

     10.6 -- 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the Registrant's Form S-8 dated September 13, 1993)

     10.7 -- 1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

     10.8 -- ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

     10.9 -- ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated August 29, 1996 for the annual Meeting of Shareholders)

     10.10 -- ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated January 23, 1998 for the annual Meeting of Shareholders)

     10.11  -- Willoughby International Stockholders Agreement dated April
               30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

     10.12  -- Consulting Agreement -- William E. Willoughby (filed as
               Exhibit 10.13 to Form S-4 dated May 15, 1996)

     10.13 -- Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

     10.14 -- Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15,
               1996)

     10.15  -- Non-Competition Covenant William E. Willoughby (filed as
               Exhibit 10.11 to Form S-4 dated May 15, 1996)

     10.16 -- Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

     10.17  -- Stockholders Agreement respecting voting of shares of certain
               ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

     10.18 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

     10.19 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

     21**   -- Subsidiaries of the Company

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


                                    ICO, Inc.
                                    -----------------------------------------
                                    (Registrant)





                                     /s/ Asher O. Pacholder
                                    -----------------------------------------
August 13, 1998                     Asher O. Pacholder
                                    Chairman and Chief Financial Officer
                                    (Principal Financial Officer)


                                     /s/ Jon C. Biro
                                    -----------------------------------------
                                    Jon C. Biro
                                    Senior Vice President and Treasurer
                                    (Principal Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT NO.                     EXHIBIT
  -----------  -----------------------------------------------------------------
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

      2.4** -- Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.

      3.1** -- Amended and Restated Articles of Incorporation of the Company dated March 20, 1998.

      3.2** -- By-Laws of the Company dated March 20, 1998.

      4.1   -- Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior
               Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17,
               1997)

      4.2 -- First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust
               Company (formerly Fleet National Bank), as trustee, relating to
               Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated
               May 15, 1998).

      4.3   -- Second Supplemental Indenture and Amendment dated April 1,
               1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet
               National Bank), as trustee, relating to Senior Notes due 2007
               (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998).

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

      4.7 -- Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998).

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

  EXHIBIT NO.                     EXHIBIT
  -----------  -----------------------------------------------------------------
     10.3   -- Second Amendment to Amended and Restated Business Loan
               Agreement between the Registrant and Bank of America, Texas, N.A.
               dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated
               October 3, 1997)

     10.4** -- Third Amendment to Amended and Restated Business Loan
               Agreement between the Registrant and Bank of America, Texas, N.A.
               dated July 17, 1998.

     10.5   -- ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit
               B to the Registrant's Definitive Proxy Statement dated April 27,
               1987 for the Annual Meeting of Shareholders)

     10.6   -- 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc.
               (filed as Exhibit 99 to the Registrant's Form S-8 dated
               September 13, 1993)

     10.7   -- 1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
               Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

     10.8   -- ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
               Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

     10.9   -- ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
               Registrant's Definitive Proxy Statement dated August 29, 1996 for the annual Meeting of Shareholders)

     10.10  -- ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
               Registrant's Definitive Proxy Statement dated January 23, 1998 for the annual Meeting of Shareholders)

     10.11  -- Willoughby International Stockholders Agreement dated April
               30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

     10.12  -- Consulting Agreement -- William E. Willoughby (filed as
               Exhibit 10.13 to Form S-4 dated May 15, 1996)

     10.13 -- Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

     10.14  -- Addendum to Salary Continuation Agreement -- William E.
               Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15,
               1996)

     10.15  -- Non-Competition Covenant William E. Willoughby (filed as
               Exhibit 10.11 to Form S-4 dated May 15, 1996)

     10.16 -- Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form
               S-4 dated May 15, 1996)

     10.17  -- Stockholders Agreement respecting voting of shares of certain
               ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated
               May 15, 1996)

     10.18  -- Employment Agreement dated April 1, 1995 by and between the
               Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

     10.19  -- Employment Agreement dated April 1, 1995 by and between the
               Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

     21**   -- Subsidiaries of the Company

     27**   -- Financial Data Schedule

     99     -- Safe Harbor Disclosure (filed as Exhibit 99 to Form 10-K dated
               December 29, 1997).

 ** Filed herewith