Form 10-K
period 1998-09-30
ICO INC
filed 1998-12-23
CIK 353567

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                    ----------------------------------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from     to      Commission file number 0-10068

                                   ICO, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                76-0566682
    (State of other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

     11490 WESTHEIMER, SUITE 1000                        77077
             HOUSTON, TEXAS                            (Zip Code)
(Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER (281) 721-4200
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                           COMMON STOCK, NO PAR VALUE
             RIGHTS TO PURCHASE JUNIOR PARTICIPATING PREFERRED STOCK
                          PREFERRED STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by nonaffiliates of the
               Registrant as of December 18, 1998 was $38,503,000.

        The number of shares outstanding of the registrant's Common Stock as of December 18, 1998: Common Stock, no par value -- 22,108,153

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant's 1999 annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1998.
--------------------------------------------------------------------------------

                                    ICO, INC.

                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
           Item 1.    Business..........................................................................  1
           Item 2.    Properties........................................................................ 12
           Item 3.    Legal Proceedings................................................................. 14
           Item 4.    Submission of Matters to a Vote of Security Holders (no response required)........ -


PART II
           Item 5.    Market for the Registrant's Common Stock and
                      Related Stockholder Matters....................................................... 17
           Item 6.    Selected Financial Data........................................................... 18
           Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................................... 20
           Item 7A.   Quantitative and Qualitative Disclosures About
                      Market Risk....................................................................... 34
           Item 8.    Financial Statements and Supplementary Data....................................... 34
           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure............................................... 34


PART III
           Item 10.   Directors and Executive Officers of the Registrant................................ 35
           Item 11.   Executive Compensation............................................................ 35
           Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management............................................................. 35
           Item 13.   Certain Relationships and Related Transactions.................................... 35


PART IV
           Item 14.   Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K............................................................... 36

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         ICO, Inc. ("the Company"), provides specialized petrochemical processing and oilfield services. In the petrochemical processing segment, the Company provides grinding, air milling, and ancillary services for petrochemical resins produced in pellet form (size reduction services); formulates and manufactures concentrated products for blending with petrochemical resins to give finished products desired characteristics such as color or protection from ultraviolet light; and provides related distribution services. The Company's specialty petrochemical processing customers include major chemical companies, petrochemical production affiliates of major oil exploration and production companies and manufacturers of plastic products. In the oilfield services segment, ICO is a leading provider of inspection, reconditioning and coating services for new and used tubular goods and sucker rods used in the oil and gas industries. The Company's oilfield services segment reduces customers' drilling and production costs by preventing faulty tubular goods from being placed downhole (exploration services), by reclaiming and reconditioning used tubular goods and sucker rods (production services), and by preventing the premature failure of tubular goods and sucker rods from occurring due to the corrosive downhole drilling environment (corrosion control services). Although comprehensive industry statistics are not readily available, ICO believes it is one of the two largest providers of inspection, reconditioning and coating services for tubular goods in the United States. The Company's customers in the oilfield services segment include many of the leading integrated oil companies and large independent oil and gas exploration and production companies.

         The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context requires otherwise.

PETROCHEMICAL PROCESSING SERVICES

         The Company's petrochemical processing business segment provides both size reduction services (grinding and related services such as blending and screening) and compounding services (including manufacturing concentrates for use in petrochemical products). Several of the size reduction operations also provide compounding, blending, and mixing services. The Company conducts its size reduction and compounding operations in the United States, Europe and Southeast Asia. The Company's concentrate manufacturing operations are conducted primarily through the Company's subsidiaries, Bayshore Industrial, Inc., which operates in the United States, and Rotec Chemicals, Ltd. and Soreco S.A., both of which operate in Europe.

         The Company's size reduction and related processing services and compounding operations are an intermediate step between the production of petrochemical resins and the manufacture of a wide variety of end products, such as paint, garbage bags, plastic film or other objects made of plastic. Chemical manufacturers generally produce petrochemical resins in pellet form. Various manufacturing processes necessary to produce finished plastic or other petrochemical products require the pellets to be ground into smaller sizes, or to be mixed with additives and recombined, before end products having the desired characteristics are produced. The

Company's size reduction services involve the grinding or air milling of pellets into smaller sizes and, in some cases, the blending or compounding of petrochemical pellets with other additives or fillers, such as colored pigments. The Company's concentrates manufacturing operations involve the production of additives which, when blended into resin, produce materials with desired properties such as flame-retardancy, color, ultraviolet stabilization or adhesion.

         Size Reduction and Compounding Services. The Company's size reduction services include ambient grinding, cryogenic grinding and air jet milling of petrochemical pellets. Materials processed by the Company's size reduction services include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others. The Company is a leading provider of size reduction services in the United States, Western Europe, New Zealand and Australia.

         The majority of the Company's size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultra fine particle size and are not highly heat sensitive. Using, in general, Company-manufactured equipment, the Company grinds petrochemical pellets into powders used in manufacturing household and automotive items (such as household furniture, trash receptacles and plastic automobile parts), agricultural products (such as fertilizer and water tanks), paint, metal and fabric coatings. The powders are also used as raw material for additional processing in which they are combined with additives or colors. Many of the resulting final products are produced by rotational molding, and the Company provides a substantial portion of its size reduction services to customers who are rotational molding industry manufacturers or who supply that industry.

         Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated on both the vertical and horizontal axes. The melting resin sticks to the hot mold and evenly coats the mold's surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in injection molding.

         The Company provides air jet milling for brittle products requiring very fine particle size, such as additives for printing ink, adhesives, waxes and cosmetics. Air jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 50 microns. For materials with special thermal characteristics (such as heat sensitive plastics), the Company also provides cryogenic milling services, which use liquid nitrogen to chill pellets to extremely low temperatures. Company-manufactured equipment is used to grind the chilled pellets.

         In addition, the Company offers its customers related polymer processing services. These services include melt blending and mixing of plastics and other additives, by way of extrusion, to form pellets (compounding); and other processing, packaging, warehousing and distribution services that are integrated with the Company's size reduction services. From time to time, the Company also sells Company-manufactured ambient grinding equipment in the United States and internationally.

         The Company has six operating facilities in the United States, seven in Europe, and two in Southeast Asia that provide size reduction services. The two Southeast Asian facilities, which are located in New Zealand and Australia, were acquired through the purchase of J.R. Courtenay (N.Z.) Ltd. (see "Acquisitions"). The Company has over the last two fiscal years closed three of its domestic size reduction facilities in order to reduce costs and capital expenditure requirements.

         Until January 1998, the Company also owned 50% of WedTech, Inc. ("WedTech"), a Canadian company that provides size reduction services and manufactures concentrates. See Item 3 - "Legal Proceedings."

         Concentrates Manufacturing. The Company has three concentrates manufacturing operations. Bayshore Industrial, Inc.'s facility, which is the Company's primary operation, is in LaPorte, Texas. Two other operations were acquired by the Company-Rotec Chemicals, Ltd., described below, whose Rushden, England facility manufactures proprietary color concentrates, and of Soreco S.A. located in Oyonnax, France, which provides high quality color matching and color compounding services for engineering plastics. The Company's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives which are then combined (by the Company or by others) with petrochemical resins to produce materials having specifically desired characteristics, such as flame-retardance, color, ultraviolet stabilization or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers primarily consist of companies that produce the additive-filled resins used by others in fabricating finished products, as well as those companies that make the finished plastic products. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. The Company is often approved as the manufacturer of such concentrates following rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds (i.e., a lab sample) to as large as 4 million pounds.

         Distribution. The Company also acts as a distributor of certain specialty petrochemicals. In this distribution activity, the Company acquires the petrochemical products for its own account from the petrochemical producer for resale to third parties. In almost all cases, the Company processes the raw material using Company owned facilities before reselling the improved material. In the second quarter of fiscal 1997, the Company began to expand the distribution component of its specialty petrochemical production services business. The Company acquired, effective April 1, 1997, the micropowders business of Exxon Chemical Belgium, a division of ESSO N.V./S.A.; executed supply agreements ("Supply Agreements") with Borealis A.S. ("Borealis") and Exxon Chemical Holland, B.V.; and acquired Rotec and Verplast (See "Acquisitions"). Under the Supply Agreements, the Company purchases resin at scheduled prices, and has the right to distribute specific products of Borealis and Exxon Chemical Holland within the European Union. In addition, during fiscal 1998, the Company acquired the worldwide rights to process and distribute the rotational molding grades of Borealis polypropylene, and acquired J.R. Courtenay (N.Z.) Ltd. These developments, along with the fiscal 1997 acquisitions of Rotec Chemicals Ltd. and Verplast S.P.A., will allow ICO to sell a variety of petrochemical products in Europe under its own name and under the Rotec, Courtenay and Verplast brand names. ICO has established trading companies (under the name "ICO Polymers") in the Netherlands, the United Kingdom, France and Sweden to engage in these activities. The Company believes this enhanced distribution capacity will provide access to new customers and enable it to expand its relationships with existing customers. The growth in the Company's distribution business has expanded the portion of the Company's specialty petrochemical processing business which is performed through product-based pricing rather than on a tolling basis. While the Company considers this change in business practice to be desirable, the change has required the Company to modestly increase its working capital investment. The Company's distribution arrangements are generally on a nonexclusive basis, and are generally subject to termination upon short term notice by either party to the contract.

         Petrochemical Processing Customers and Pricing. The primary customers of the Company's petrochemical processing business segment are large producers of petrochemicals (which include major chemical companies and petrochemical production affiliates of major oil production companies) and end users such as rotational molders. In size reduction services, the Company has many customers, and no customer or particular type of customer is dominant. Worldwide sales to one petrochemical processing customer (Dow Chemical Company and its subsidiaries) accounted for 10% of the Company's consolidated revenues for the year ended September 30, 1998. The Company has long-term contract arrangements with many petrochemical processing customers whereby it has agreed to process or manufacture certain petrochemical products for a single or multi-year term at an agreed-upon fee structure.

         The Company provides value-added services to customers in both its size reduction service and concentrates manufacturing businesses. Within the concentrates manufacturing business, the Company generally purchases and takes into inventory the raw materials necessary to manufacture concentrates, and sells the manufactured products at a product price. This contrasts with its pricing in its size reduction services which are often performed on a tolling basis. The Company seeks to minimize the risk of price fluctuation in raw materials and other supplies by maintaining relatively short order cycles. The Company's expansion into the distribution business in Europe requires the Company to purchase and take raw materials into inventory, exposing the Company to increased risk of price fluctuations (see "Raw Materials and Backlog"). In addition, the Company purchases raw materials for the manufacture and distribution of compounded colored powder by the Company's Italian, New Zealand, and Australian subsidiaries, as well as the concentrate manufacturing operations.

         Petrochemical Processing Sales and Marketing. The Company has established a sales force of six full-time people dedicated to selling its size reduction services in the United States. In addition, the Company's European petrochemical processing operations have an established sales force in Europe consisting of 14 full-time individuals located in The Netherlands, the United Kingdom, Italy, France, Belgium, Germany and Scandinavia. The New Zealand and Australian operations have a combined sales force of five individuals. Bayshore's concentrate sales force consists of four individuals who sell the Company's concentrates and related services throughout the United States.

         Competition. The specialty petrochemical processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction competitors are generally smaller and mid-sized companies which provide regional ambient grinding services and larger companies which provide specialized services such as cryogenic grinding and air jet milling. Several companies also maintain significant size reduction facilities for their own use in connection with products produced by rotational molding. The Company believes that it has been able to compete effectively in its market based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as smaller and mid-sized regional companies. The Company believes its technical expertise, high quality product, customer support and pricing have enabled it to compete successfully in this market.

         The ambient size reduction business lacks substantial barriers to entry, but cryogenic grinding and air milling require a more significant investment and expertise. The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise. In general, many of the Company's customers could perform the special petrochemical processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company. While there can be no assurance, the Company believes that it will be able to continue to compete effectively in the industry, based on the factors described above.

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

         Exploration Services. The Company provides inspection services designed to identify new tubular goods which are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. The API standards require pipe to be inspected to meet specified standards and are generally employed as a benchmark in the petroleum industry. Customers, however, generally require pipe to meet more rigorous standards. These inspection services are used by the mills which manufacture pipe, pipe suppliers and end users, such as oil and gas exploration and production companies, as a quality assurance and control measure to reduce the risk of costs associated with defective tubular goods and to reduce the risk of downhole failure, especially when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore waters. The Company operates its own inspection facilities for new tubular goods which provide (in contrast to field inspection) a controlled environment which permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment and avoids problems associated with inclement weather. The Company also performs, under long-term contracts, inspection services on site at the manufacturing plants of fifteen major producers and processors of tubular goods (including two customers added during fiscal 1998) thereby reducing transportation and handling costs to the customer and provides mobile inspection services in the field. During fiscal 1998, the Company added two mill processing customers, each with a long-term contracts of 5 years. The Company also manufactures inspection and quality control equipment which is sold or leased from time to time to steel producers and processors.

         The Company provides its customers a "Full-Service One-Stop Program" by offering a complete range of tubular services, including electro-magnetic inspection ("EMI"), ultrasonic inspection, tubular maintenance and storage, inventory management, and associated services such as hydrostatic testing and threading (API specification and premium threading services are offered within the Company's Houston facility by third parties). EMI is a process which identifies flaws through magnetic flux leakage and is generally used on pipe of less than 500 mil. in thickness. The Company designed and uses an EMI system, the AGS Lite system, which the Company believes is capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. The AGS Lite system also significantly reduces the installation costs while still offering a vast improvement in functionality over conventional methods. The Company also designed and uses a UT system, the ICO Scan system, which identifies flaws which are virtually undetectable by other means, employing high frequency sound waves, and is used to inspect pipe that is thicker than pipe which EMI can effectively inspect or which contains alloys of metals other than steel, such as titanium. The Company's proprietary ThruSpect 2000(TM) coil tubing unit operates at the customer's location and uses electromagnetic inspection to identify flaws in coiled tubing. During the first quarter of fiscal 1999, the Company received and will soon install a field tested, high speed, full length ultrasonic inspection unit in the Company's Houston, Texas pipe inspection facility.

         Production Services. The Company reconditions and inspects used tubular goods and new and used sucker rods through the provision of a complete package of inspection and maintenance services. These services include the testing, cleaning, reconditioning and electronic inspection of tubular goods. These services are performed in a controlled environment at the Company's facilities (providing many of the advantages previously described for in-plant inspection of new tubular goods) as well as at the well site, using mobile equipment. Production services reduce the customer's well operating costs because reconditioning used tubular goods is typically less expensive than purchasing new tubular goods. Reconditioned tubular goods generally must meet the same API or customer standards as new tubular goods. The Company performs these services at nine Company facilities located in California, Mississippi, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

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

         The Company provides a service which allows customers to acquire reconditioned tubular goods or sucker rods at a lower cost than new tubular goods or sucker rods, decrease their inventory carrying cost, and enhance their inventory management. With this program, the Company purchases used tubular goods and sucker rods from certain customers, reconditions and grades the pipe and sucker rods for varying degrees of usage and resells the pipe and sucker rods in the marketplace.

         The Company also operates mobile inspection units utilizing a system known as Wellhead Scanalog(TM). The Company acquired the rights to Wellhead Scanalog for use in the United States pursuant to a non-exclusive, royalty-free license acquired in 1992. Wellhead Scanalog units are designed to perform tubular inspection while the tubing is being removed from the well without interfering with the normal operation of the rig. The

Company believes Wellhead Scanalog inspection is unique because it is not affected by scale, mud, paraffin or water, which can inhibit the operation of other systems.

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

         The Company internally coats new and used tubular goods with a variety of powder and liquid coatings. In the coating process, tubular goods are placed in large burnout ovens to remove foreign substances. The tubular goods are then grit blasted, primed with phenolic, preheated, coated internally and subjected to a final baking process. The tubular goods are then inspected visually and electronically to make certain the coating uniformly covers the entire interior of the pipe and meets the Company's quality assurance specifications. A similar process is utilized for cleaning, priming and coating tubular couplings. The selection of the proper coating for downhole tubular goods requires specialized knowledge and considerable effort by the Company's experienced coating managers and technicians. The key to the process is gathering facts concerning the well, its environment, test procedures and related conditions planned for the life of the well. The Company has four coating facilities located in Louisiana and Texas.

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

         The Company also provides internal cement lining for pipe ranging in size from small diameter tubing to 24-foot line pipe. Cement provides an increased barrier between corrosive fluids and the tubular product which allows the customer to use a larger portion of its used pipe with a welded connection, when weight and torsion strength are not a primary issue. For critical line pipe, the Company also applies an external fusion bonded tape which forms a tough protective corrosion barrier.

         In late fiscal 1995, the Company introduced several new corrosion control products, including powder coatings for drill pipe and high temperature production tubing. These powder coatings have better mechanical and protective capabilities as compared to liquid coatings without the environmental control expenses normally associated with their liquid counterparts. These products have gained market acceptance at the expense of competing products and have contributed to the increase of corrosion control revenues.

         Oilfield Services Customers. The Company's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and oilfield supply companies. No single customer of the oilfield services business segment accounted for over 10% of the Company's revenues in fiscal 1996, 1997 or 1998. Sales are generally on an order-by-order basis or under short-term contracts (i.e., one year or less). The Company does enter into contracts in connection with the placement of Company owned equipment in tubular goods manufacturing or processing facilities. These contracts are generally for three or more years and in some instances provide for fixed prices, volume discounts and indemnification of customers for certain liabilities.

         Oilfield Services Sales and Marketing. The Company's oilfield services are marketed by 26 individuals who are responsible for in-depth customer contact and service knowledge. Oilfield service sales representatives are required to be technically knowledgeable in reclamation, inspection and corrosion control services, and to stay abreast of regional and industry-wide trends in oil and gas exploration, completion and production.

         Competition. The principal competitive factors in the Company's oilfield services business are price, availability and quality of service. Although the consolidation in the tubular inspection, reconditioning and coating industry has resulted in the elimination of many of the Company's competitors, the Company's ability to compete effectively is dependent upon timely, reliable performance and quality of its services at competitive rates. The Company believes that it has been able to compete effectively because of its efficient and cost-effective processes, the strong relationships which it maintains with its customers, and its ability to add value through integration of services such as tubular inspection, maintenance, storage and inventory control.

         The Company believes few competitors within the United States provide as wide a variety of tubular services as those offered by the Company. The Company and Tuboscope, Inc. compete with each other and a number of smaller companies in most domestic markets. Unlike the Company's corrosion control business, capital and other requirements for entry into the tubular inspection business are relatively low and new competition may enter the market from time to time. Potential entrants may have substantially greater financial or other resources than the Company. While there can be no assurance, the Company believes it will be able to compete effectively in the industry, based on the factors described above.

ACQUISITIONS

         From the beginning of fiscal 1994 through the end of fiscal 1998, the Company completed and integrated ten acquisitions in the oilfield services segment which increased its market share and expanded its service capabilities. In April 1996, the Company entered the petrochemical processing industry through the acquisition of Wedco Technology, Inc. ("Wedco") to take advantage of opportunities in that market. Since the Wedco acquisition, the Company has completed nine additional acquisitions in the petrochemical processing industry. The Company actively seeks strategic acquisitions. For additional information, see the unaudited pro forma information regarding these acquisitions contained in Note 2 of the Company's Consolidated Financial Statements. The acquisitions below were accounted for using the purchase method of accounting and, as such, the results of operations of the acquired entities are included in the Company's consolidated results of operations only from the date of each acquisition forward.

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

         During March 1998, the Company acquired J.R. Courtenay (N.Z.) Ltd. ("JRC") and its wholly-owned subsidiary, Courtenay Polymers Pty. Ltd. ("CPPL"), for $14,124,000 in cash and the assumption of approximately $500,000 in debt. JRC and CPPL are located in Auckland, New Zealand and Melbourne,

Australia, respectively, and are leading providers of polymer powders to the rotational molding and metal coating industries in New Zealand and Australia. These companies sell an extensive line of materials using proprietary formulations under the Cotene(TM) brand name and also provide a complete range of size reduction and compounding services.

         During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc. ("Curley's"). The consideration consisted of $2,000,000 in cash and is subject to adjustment based upon future operating revenues. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

         During September 1997, the Company acquired the operating assets of NSpection Systems, Inc. ("NSpection") for $600,000 in cash and future payments based on sales. Nspection provides electromagnetic inspection and related services for new and used tubing, casing and drill pipe utilizing two locations in Houston, Texas.

         During July 1997, the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly-owned subsidiary of Verplast, for a total consideration of approximately $35,100,000, consisting of approximately $18,700,000 in cash and the effective assumption of $16,400,000 in total liabilities. Verplast, located in northern Italy, is a supplier of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

         During May 1997, the Company acquired the remaining 50% ownership of Micronyl-Wedco S.A. ("Micronyl") not already owned by the Company for a total consideration of approximately $7,600,000, consisting of approximately $2,600,000 in cash and the effective assumption of $5,000,000 in total liabilities. Wedco France, as this entity is now known, operates two size reduction facilities in France which perform services similar to those performed by the Company's other petrochemical size reduction facilities.

         During April 1997, the Company acquired Rotec Chemicals, Ltd. ("Rotec") for a total consideration of approximately $7,800,000, consisting of approximately $2,500,000 in cash, 427,353 shares of Company common stock valued at approximately $2,100,000 and the effective assumption of $3,200,000 in total liabilities. In addition, Rotec shareholders may be entitled to additional consideration in cash and Company common stock based on future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

         During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500,000 and five additional payments of Dutch Guilders ("Dfl") 674,000 ($358,000 at September 30, 1998 exchange rates) payable for each of five years beginning one year after the acquisition date. As of September 30, 1998, Dfl 2,698,000 ($1,432,000 at September 30, 1998 exchange rates) remains outstanding. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future at contracted prices.

         During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") for a total consideration of approximately $18,500,000, consisting of approximately $6,900,000 in cash, 1,285,012 shares of Company common stock valued at approximately $5,900,000 and the effective assumption of $5,700,000 in total liabilities. Bayshore is a provider of concentrates and compounds to resin producers in the United States.

         During July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana (collectively referred to as "Polymer Service"). The Company paid a total consideration of approximately $5,800,000, consisting of approximately $2,000,000 in cash, 431,826 shares of Company common stock valued at approximately $1,700,000 and the effective assumption of $2,100,000 in total liabilities. These companies provide size reduction, compounding and related processing services for the petrochemical industry.

         During April 1996, the Company acquired Wedco Technology, Inc. ("Wedco"). Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The Company paid a total consideration of approximately $84,200,000, consisting of approximately $4,600,000 in cash (including transaction fees and expenses), 10,232,609 shares of Company common stock valued at approximately $49,700,000 and the effective assumption of $29,900,000 in total liabilities.

         During March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for a total consideration of approximately $328,000, consisting of approximately $203,000 in cash and the effective assumption of $125,000 in total liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the Gulf Coast area.

ENVIRONMENTAL REGULATION

     The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restrictions concerning the release of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company must operate and restrict emissions. Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violation of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations. The Company believes that future compliance with existing laws and regulations will not have a material adverse effect on the Company. The Company further believes that future capital expenditures for environmental remediation will not be material.

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

INSURANCE AND RISK

     Except for warranties implied by law, the Company does not generally warrant the tubular goods or sucker rods it inspects or the specialty petrochemical processing services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of inspection equipment, a reseller of tubular goods and a manufacturer of specialty petrochemical products, may result in liability on account of defective products. The Company believes these risks of its business are adequately covered by its insurance program. However, such coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. In addition, the occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes it operates in substantial compliance with applicable laws and government regulations and in accordance with safety standards which meet or exceed industry standards.

RAW MATERIALS AND BACKLOG

     The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing, distribution and a portion of its specialty petrochemical distribution business. These materials are subject to fluctuating availability and prices. The Company believes that other materials used in its operations are available from numerous sources and are available to meet its needs. The Company believes that backlogs are not meaningful to the Company's operations.

PATENTS AND LICENSES

     The Company holds seven United States patents, one United Kingdom patent, one Australia/New Zealand patent, and has eleven patent applications pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from June 2000 to May 2016. The Company has one patent application pending covering proprietary technology utilized by its plastics compounding business in the petrochemical processing operations. The Company's petrochemical processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company's patents will be found to be invalid or that others will not claim that the Company's operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings. The Company does not believe any single patent is essential to the overall successful operation of the Company's business.

     In connection with the acquisition of Baker Hughes Tubular Services during fiscal 1992, the Company acquired royalty-free exclusive licenses to use Wellhead Scanalog(TM), PipeImage(TM) and other proprietary technology in the United States. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

EMPLOYEES

         As of November 30, 1998, the Company had approximately 1,605 full-time employees, and approximately 266 full-time contract employees. The Company's employees working in the Netherlands, Italy, New Zealand and Australia are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The location and approximate acreage of the Company's operating facilities at December 15, 1998, together with an indication of the services performed at such facilities are set forth below.

                                                                                                            OWNERSHIP
                                                                                                             OR LEASE
                LOCATION                                       SERVICES                         ACRES       EXPIRATION
                --------                                       --------                         -----       ----------
Oilfield Services
Bakersfield, California.................. Sucker rod reconditioning and inspecting                29          Owned
Amelia, Louisiana........................ Internal coating and inspection of new and used
                                          tubular goods                                           78           2001
Broussard, Louisiana..................... Drill pipe inspection                                   17          Owned
Brookhaven, Mississippi.................. Inspection of tubular goods                             15           2001
Farmington, New Mexico................... Inspection of new and used tubular goods                14           2002
Williston, North Dakota.................. Used tubular goods services                             2            1999
Oklahoma City, Oklahoma.................. Sucker rod reconditioning and inspecting                8           Owned
Oklahoma City, Oklahoma.................. Inspection of new and used tubular goods                17          Owned
Corpus Christi, Texas.................... Inspection of new and used tubular goods                10          Owned
Denver City, Texas....................... Sucker rod reconditioning and inspecting                10          Owned
Houston, Texas........................... Corporate headquarters                                 N/A           2001
Houston, Texas........................... Inspection of new tubular goods                        192          Owned
Houston, Texas........................... Internal coating of tubular goods                       49          Owned
Houston, Texas........................... Internal research and development                       3            2002
Lone Star, Texas......................... Inspection of new tubular goods                         80          Owned
Lone Star, Texas......................... Inspection of new tubular goods                        N/A        Mo.-to-mo.
Monahans, Texas.......................... Inspection of new and used tubular goods                17           2002
Odessa, Texas............................ Sucker rod reconditioning and inspecting                13           (1)
Odessa, Texas............................ Sucker rod storage                                      7           Owned
Odessa, Texas............................ Spraymetal and epoxy coating of sucker rods             3           Owned
Odessa, Texas............................ Used tubular goods services                             13          Owned
Odessa, Texas............................ Internal coating of tubular goods                       15          Owned
Odessa, Texas............................ Trucking yard                                           14          Owned
Odessa, Texas............................ Used tubular goods services                             22          Owned
Odessa, Texas............................ Storage facility                                        22          Owned
Odessa, Texas............................ Cement lining/external coating                          20           (2)
Odessa, Texas............................ Equipment manufacturing and repair                      9           Owned
Casper, Wyoming.......................... Sucker rod reconditioning and inspecting;
                                          inspection of new and used tubular goods                29           (3)
Edmonton, Alberta, Canada................ Inspection of new and used sucker rods
                                          Sales and service of new and used oilwell engines       10           2005
PETROCHEMICAL PROCESSING SERVICES
Fontana, California...................... Size reduction                                          7           Owned
Maywood, Illinois........................ Idle facility                                           3           Owned
East Chicago, Indiana.................... Size reduction                                          4           Owned
Bloomsbury, New Jersey................... Size reduction                                          15          Owned
Grand Junction, Tennessee................ Size reduction                                          5           Owned

                                                                                                            Ownership
                                                                                                             or Lease
                LOCATION                                       Services                         Acres       Expiration
                --------                                       --------                         -----       ----------
China, Texas............................. Size reduction                                          13          Owned
LaPorte, Texas........................... Concentrate manufacturing and compounding
                                          facility                                                39          Owned
Lovelady, Texas.......................... Size reduction                                          24          Owned
Melbourne, Australia..................... Size reduction, compounding and distributing            1            2004
Gainsborough, England.................... Size reduction                                          5           Owned
Rushden, England......................... Concentrate and compounding facility                    1            2008
Beaucaire, France........................ Size reduction                                          1           Owned
Montereau, France........................ Size reduction                                          1           Owned
Oyonnax, France.......................... Compounding                                             1           Owned
Verdellino, Italy........................ Size reduction, compounding and distributing            1            2001
Verolanuova, Italy....................... Size reduction, compounding and distributing            2            (4)
Rotterdam, The Netherlands............... European headquarters                                  N/A           2001
's-Gravendeel, The Netherlands........... Size reduction                                          5           Owned
Auckland, New Zealand.................... Size reduction, compounding and distributing            1            2004
Stenungsund, Sweden...................... Size reduction                                          1            2007

(1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.
(2) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.
(3) Seventeen acres are owned; ten acres are leased through 2003; remaining two acres are leased on a month-to-month basis.
(4) The facility is owned with the exception of one building which is leased through 2000.

         The Company's facilities and equipment, owned and leased, are considered by ICO to be well maintained and adequate for the Company's operations. The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities, in both the oilfield services and petrochemical processing businesses, below full capacity. Most facilities are operating no more than one shift per day and the Company considers its properties to be suitable for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a named defendant in eight cases involving eight plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; August 24, 1994; June 29, 1995; June 29, 1995; August 15, 1995; and July 23,
1997). The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. Also, during the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes"), pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

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

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes prejudgment interest on the jury award. The Company may also be entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

         Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas ("Lefas"), the principal shareholder of Polyvector, and Fred Feder ("Feder"), a former director of Wedco, which is pending in the federal district court for the District of New Jersey. Wedco alleges, among other things, that Lefas and Polyvector have breached certain terms of the shareholders' agreement among Wedco and the defendants and seeks damages for such breaches. Wedco also alleges, among other things, that Feder has breached his fiduciary duty to Wedco. WedTech (which had been 50% owned by each Wedco and Polyvector), Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. Discovery is scheduled to end in the New Jersey action in early March, 1999, and a jury trial is expected in late spring, 1999. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims. A proceeding initiated on June 25, 1998 has been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief. The proceeding is at a very early stage, but it would appear that the factual complaints raised in the Canadian litigation duplicate the claims raised in the New Jersey litigation. It is the intention of the Company to seek an order staying the Canadian litigation.

         Permian Enterprises, Inc. ("Permian"), a wholly-owned subsidiary of the Company, was a defendant in a case filed on June 16, 1995 by Tidelands Oil Production Company ("Tidelands") in the Superior Court of Los Angeles, California (Long Beach division) which alleged that Permian was liable for damages exceeding $1.1 million, plus interest, and other costs, suffered by Tidelands and third parties resulting from the failure of an elbow fitting allegedly lined by Permian. On September 24, 1998, following a jury trial on all issues, the court entered a judgment in favor of Permian. The time period for Tidelands to file a notice of intent to appeal has lapsed. Thus, the judgment in favor of Permian is now final and this matter is at a conclusion. The Company is seeking reimbursement for certain of its fees and expenses related to this litigation.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made with the International Court of Arbitration of the International Chamber of Commerce on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce, arises in connection with a Foreign Collaboration Agreement entered into between it and BHTS, whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96 million, calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co- respondent, Baker Hughes Incorporated. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The arbitration proceeding, which is being conducted in London, England, is at an early stage, with answers to OCTL's claim having been filed in November 1998. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were approximately 940 shareholders of record of the Company's common stock at December 18, 1998.

     During fiscal year 1997, the Company declared and paid a common dividend of $.05 the first quarter and $.055 for the remaining three quarters for a total of $.215 per share during the year. During fiscal year 1998, the Company declared and paid common dividends of $.055 per share, per quarter for a total of $.22 per share during the year. During the first quarter of fiscal year 1999, the Company declared a $.055 per common share dividend.

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

     The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                            HIGH                      LOW
                                            ----                      ---
       1997     First Quarter               6 7/8                     5 7/8
                Second Quarter              6 9/16                    5 7/16
                Third Quarter               5 15/16                   4 5/8
                Fourth Quarter              7 13/16                   4 15/16

       1998     First Quarter               8 3/16                    5 15/16
                Second Quarter              6 1/8                     4 9/16
                Third Quarter               5 1/8                     3 15/16
                Fourth Quarter              4 7/16                    2 5/16

     During fiscal 1998, the Company issued the following unregistered common shares which were exempt pursuant to Section 4(2) of the Securities Act of 1933:


                              Number of Shares
          Date                of Common Stock                 Transaction
          ----                ---------------                 -----------
October 27, 1997                  180,000            Issued upon exercise of Series A Warrants
March 12, 1998                    114,917            Issued in exchange for $562,000 of debt
                                                     which was payable upon demand

ITEM 6.  SELECTED FINANCIAL DATA (1)

     The following table sets forth selected financial data of the Company which has been derived from consolidated financial statements that have been audited by PRICEWATERHOUSECOOPERS LLP, independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------------------------------------------
                                                                   1998           1997          1996          1995        1994
                                                               ------------   ------------  ------------   -----------  ----------
                                                                                  (In thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Net revenues ................................................  $    281,343   $    198,042  $    108,350   $    87,887  $   75,970
Cost of sales and services ..................................       211,856        141,302        74,704        59,989      54,191
                                                               ------------   ------------  ------------   -----------  ----------
Gross profit ................................................        69,487         56,740        33,646        27,898      21,779
Selling, general and administrative expenses ................        45,022         31,981        21,108        17,736      15,202
Depreciation and amortization ...............................        15,389         11,349         7,230         5,112       4,357
Impairment of long-term assets ..............................            --             --         5,025            --          --
Non-recurring compensation arrangements .....................            --             --         1,812            --          --
Writedown of inventories ....................................            --             --           868            --          --
                                                               ------------   ------------  ------------   -----------  ----------
Operating income (loss) .....................................         9,076         13,410        (2,397)        5,050       2,220
Interest income .............................................         3,771          2,001         1,277         1,424         902
Interest expense ............................................        13,819          5,765           669           117         471
Gain on sale of equity investment ...........................        11,773             --            --            --          --
Other income (expense) ......................................           (20)           602            97            --          --
                                                               ------------   ------------  ------------   -----------  ----------
Income (loss) before income taxes and extraordinary item ....        10,781         10,248        (1,692)        6,357       2,651
Income taxes (benefit) ......................................         4,775          4,150          (632)          567          55
Extraordinary item -- loss on repayment of debt .............            --             --            --            --       1,371
                                                               ------------   ------------  ------------   -----------  ----------
Net income (loss) ...........................................         6,006          6,098        (1,060)        5,790       1,225
Preferred dividends .........................................         2,176          2,176         2,178         2,176       1,826
                                                               ------------   ------------  ------------   -----------  ----------
Net income (loss) available for Common Shareholders .........  $      3,830   $      3,922  $     (3,238)  $     3,614  $     (601)
                                                               ============   ============  ============   ===========  ==========
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before
  extraordinary item ........................................  $        .18   $        .19  $       (.24)  $       .41  $      .09
Basic earnings (loss) per share .............................  $        .18   $        .19  $       (.24)  $       .41  $     (.07)
Diluted earnings (loss) per share before
  extraordinary item ........................................  $        .17   $        .19  $       (.24)  $       .41  $      .09
Diluted earnings (loss) per share ...........................  $        .17   $        .19  $       (.24)  $       .41  $     (.07)
Cash dividends declared on Common Stock .....................  $        .22   $        .22  $        .20            --          --
Weighted average shares outstanding (basic) .................    21,877,000     20,918,000    13,328,000     8,709,000   8,300,000
Weighted average shares outstanding (diluted) ...............    22,004,000     21,144,000    13,493,000     8,770,000   8,576,000
OTHER FINANCIAL DATA:
EBITDA(2) ...................................................  $     24,465   $     24,759  $     12,538   $    10,162  $    6,577
Ratio of EBITDA to interest expense(3) ......................          1.8x           4.3x         18.7x         86.9x       14.0x
Ratio of EBITDA to interest expense net of
  interest income(3)(5) .....................................          2.4x           6.6x            --            --          --
Capital expenditures(4) .....................................        26,143         15,747         8,712         5,838       4,782
Common stock dividends ......................................         4,823          4,559         2,830            --          --

                                                                      AS OF SEPTEMBER 30,
                                                    ----------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                    ----------  ----------  ----------  ----------  ----------
                                                                          (In thousands)
BALANCE SHEET DATA:
Cash and equivalents .............................  $   51,135  $   83,892  $   13,414  $   24,991  $   24,763
Working capital ..................................      89,220     110,289      29,882      37,284      37,656
Property, plant & equipment, net .................     117,299      97,779      72,585      29,824      27,513
Total assets .....................................     328,677     321,753     162,172      88,183      78,969
Long-term debt, net of current portion ...........     132,631     133,034      15,422       1,047         456
Shareholders' equity .............................     128,316     127,138     120,594      74,471      69,204


(1) The Statement of Operations, Balance Sheet and Other Financial Data include the results of operations and financial position of the Company and each of the companies acquired since their respective dates of acquisition. See discussion of fiscal year acquisitions in Item 1.
(2) "EBITDA" equals gross profit less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.
(3) Ratios of EBITDA to interest expense and interest expense net of interest income represent ratios which provide investors with information as to the Company's current ability to meet its interest costs.
(4) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.
(5) The ratio has not been presented for 1996, 1995 and 1994 as the Company incurred net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company's net revenues in recent years have increased due to a variety of factors, including acquisitions and, in many cases, increased sales volumes in both existing and acquired business lines.

         The Company's revenue is classified within two operating segments: oilfield services and petrochemical processing. Oilfield services revenues include revenues derived from (i) exploration sales and services (new tubular goods inspection), (ii) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (iii) corrosion control services (coating of tubular goods and sucker rods), and (iv) other sales and services (oilfield engine sales and services in Canada). Petrochemical processing revenues include revenues derived from (i) grinding petrochemicals into powders (size reduction), including other ancillary services and the sale of grinding equipment manufactured by the Company, (ii) compounding sales and services, which includes the manufacture and sale of concentrates, and
(iii) distributing plastic powders. Distribution revenues include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe. Distribution revenues also include a majority of the revenues generated by J.R. Courtenay (NZ) Ltd. which operates in New Zealand and Australia and a small portion of the revenues generated by Wedco in the United States. The Company's distribution operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Service revenues in both of the Company's business segments are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

         Many of the petrochemical acquisitions since fiscal 1996, particularly the acquisition of Bayshore in December 1996, and the expansion of the Company's distribution business within the petrochemical processing segment, had the effect of reducing overall petrochemical processing margins as a percentage of revenues. The gross margin percentages for the distribution business and Bayshore's business are, generally, significantly lower than those generated by the Company's size reduction services. Bayshore and several of the acquired companies, as well as the Company's distribution operations, typically buy raw materials, improve the material and then sell the finished product. The distribution operations utilize the Company's processing facilities to improve the raw materials. In contrast, many of the Company's size reduction operations typically involve processing customer- owned material (referred to as "toll" processing).

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

         The demand for the Company's oilfield products services is dependent upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been very volatile over the past several years, due in large part to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due in large part, to a strong world economy. In fiscal 1998 oil prices declined significantly versus fiscal 1997 levels. Gas prices declined to a lesser extent during the period. Among other reasons, these trends have been attributed to an excess worldwide oil supply, lower domestic energy demand due to an unseasonably warm winter and declining demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices have declined, demand for oilfield products and services, including those provided by the Company, has softened. A significant decline in oil and, to a lesser extent, gas prices has occurred since the end of fiscal 1998, which has increased these effects. If the current low level of oil and gas prices persists, the Company's oilfield service revenues and income can be expected to be adversely impacted. Although the Company is optimistic that market conditions will improve long-term, the timing of such a recovery cannot be predicted with certainty.


LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:


                                                 1998                 1997
                                            --------------        -------------
Cash and cash equivalents                   $   51,135,000        $  83,892,000
Working capital                                 89,220,000          110,289,000
Current ratio                                          2.6                  3.1
Debt-to-capitalization                            .53 to 1             .53 to 1


Year Ended September 30, 1998 compared to Year Ended September 30, 1997

         Cash and cash equivalents decreased $32,757,000 during fiscal year 1998 due to the factors described below.

         The Company's working capital decreased during fiscal year 1998 from $110,289,000 at September 30, 1997 to $89,220,000 at September 30, 1998 as a
result of the factors described below.

         For the fiscal year 1998, cash provided by operating activities decreased to $181,000 compared to $13,805,000 for the year ended September 30, 1997. Despite comparable net income and increased depreciation and amortization expenses, the decrease was primarily due to the gain on sale of the WedTech equity investment (classified as an investing activity) and various changes in working capital accounts (particularly changes in accounts receivable and inventory).

         Capital expenditures totaled $26,143,000 during fiscal 1998, of which $7,752,000 related to the oilfield services segment and $18,018,000 related to the petrochemical processing segment. The remaining $373,000 were general corporate expenditures. Specifically, $4,214,000 of the expenditures incurred during fiscal year 1998 were used to expand the Company's LaPorte, Texas compounding facility which was completed in May 1998. Most of the capital expenditures made during fiscal year 1998 were intended to expand or increase the efficiency of the Company's existing base of operations, as opposed to maintaining current operating facilities. The Company anticipates that fiscal 1999 capital expenditures will be significantly lower than fiscal 1998 expenditures. Fiscal 1999 capital expenditure requirements are expected to be financed using existing cash and/or funds available under domestic and foreign credit facilities. Also, see Item 7 - "Year 2000 Issue".

         Cash flows provided by (used for) financing activities declined to $(4,992,000) during fiscal year 1998 compared to $100,909,000 during fiscal 1997. The decline was primarily due to the issuance in June 1997 of the $120,000,000 10 3/8% Senior Notes. The debt matures June 1, 2007, without prior principle amortization, and interest is payable on June 1 and December 1 of each year beginning December 1, 1997.

         During fiscal years 1995 through 1998, the Company acquired fifteen businesses. During fiscal 1998, the Company used $17,492,000 of cash to acquire three businesses. These 15 acquisitions were made primarily using available cash, the issuance of the Company's Common Stock and the assumption of outstanding debt of the acquired business. The Company anticipates it will continue to seek acquisitions in the future.

         As of November 30, 1998, the Company had approximately $24,000,000 of additional borrowing capacity available under various credit arrangements. $15,000,000 is available under the Company's domestic credit facility and the remaining amount is available under various foreign facilities. Currently, the Company has no outstanding indebtedness under the domestic credit facility.

         The terms of the Company's domestic credit facility and the Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The domestic credit facility is secured by certain receivables and inventories and requires maintenance of certain financial ratios including minimum tangible net worth, profitability and maximum total debt to capitalization. The Company's foreign facilities are generally secured by various Company-owned assets and also carry various financial covenants.

RESULTS OF OPERATIONS

                                                                                YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                       % OF                     % OF                       % OF
                                                            1998       TOTAL         1997       TOTAL         1996         TOTAL
                                                         ---------     -----       --------     -----       --------       -----
NET REVENUES
Exploration sales and services...........                $  39,781        38       $ 37,557        38       $ 34,588          39
Production sales and services............                   35,810        35         33,136        34         31,130          35
Corrosion control services...............                   24,985        24         23,210        24         21,589          24
Other sales and services.................                    3,535         3          4,121         4          1,748           2
                                                         ---------     -----       --------     -----       --------       -----
Total oilfield sales and services revenues                 104,111       100         98,024       100         89,055         100
                                                         ---------                 --------                 --------
Size reduction services and other sales and services        52,515        29         46,011        46         17,589          91
Compounding sales and services...........                   52,666        30         36,566        37          1,706           9
Distribution of material.................                   72,051        41         17,441        17            --           --
                                                         ---------     -----       --------     -----       --------       -----
Total petrochemical processing...........                  177,232       100        100,018       100         19,295         100
                                                         ---------                 --------                 --------
     Total...............................                $ 281,343                 $198,042                 $108,350
                                                         =========                 ========                 ========

                                                                               YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                         % OF                     % OF                     % OF
                                                            1998         TOTAL       1997         TOTAL       1996         TOTAL
                                                         ---------       -----     --------       -----     --------       -----
OPERATING INCOME (LOSS)
Oilfield sales and services..............                $  13,025          55     $ 14,447          64     $ 11,562         154
Petrochemical processing sales and services                 10,526          45        8,180          36       (4,068)        (54)
                                                         ---------        ----     --------        ----     --------        ----
Total operations.........................                   23,551         100       22,627         100        7,494         100
General corporate expenses...............                  (14,475)                  (9,217)                  (9,891)
                                                         ---------                 --------                 --------
     Total...............................                $   9,076                 $ 13,410                 $ (2,397)
                                                         =========                 ========                 ========

---------------------------

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Revenues. Consolidated revenues increased $83,301,000 (42%) during fiscal 1998 compared to fiscal 1997. The revenue growth resulted primarily from the business acquisitions made by the Company during fiscal 1997 and 1998 and, to a lesser extent, internal growth within both of the Company's business segments.

         Oilfield service revenues increased $6,087,000 or 6% to $104,111,000 during fiscal 1998. The revenue growth was driven primarily by the fiscal 1998 oilfield service acquisitions and the increased demand for the Company's services during the first half of fiscal 1998. During the third quarter, the revenue growth rate declined, and revenues contracted during the fourth quarter of fiscal 1998, compared to fiscal 1997. Exploration services revenues increased $2,224,000 or 6% during fiscal 1998 compared to fiscal 1997, primarily a result of the effects of an acquisition. The Company's Exploration services are driven, in large part, by the domestic rig count which declined significantly over the course of fiscal 1998; however, the average fiscal 1998 domestic rig count was down only slightly versus the fiscal 1997 average. Exploration service revenues were consistent with the change of the average rig count, down less than 0.5%, absent the effect of an acquisition. Production service revenues increased $2,674,000 (8%) during fiscal 1998 compared to 1997, mostly due to an acquisition, rather than internal growth. Production service revenues are driven by the level of production activity, which in turn, is dependent upon oil and gas prices and the level of rig workover activity. During fiscal 1998, average oil and gas prices and the workover rig count were down compared to fiscal 1997. Despite this fact, production service revenues increased modestly during fiscal 1998, excluding the effect of the Curley's acquisition. Corrosion control revenues improved $1,775,000 (8%) during 1998 compared to fiscal 1997. This revenue growth resulted from relatively strong Gulf of Mexico activity compared to other oil and gas production and exploration geographical areas. Other oilfield sales and services consist of the Company's Canadian oilfield engine sales and reconditioning business. These revenues declined primarily as a result of declining oil prices during fiscal 1998 compared to fiscal 1997.

         Petrochemical processing revenues increased $77,214,000 or 77% during fiscal 1998 compared to fiscal 1997. Of this growth, 85% resulted from the fiscal 1998 and 1997 acquisitions, all of which were accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of each acquired entity is included in the Company's consolidated results only from the date of the acquisition forward. Size reduction services and other sales and services revenues improved to $52,515,000 during fiscal 1998 compared to $46,011,000 during fiscal 1997, representing an increase of $6,504,000 (14%). In addition to the effect of the business acquisitions, these revenues increased due to internal growth in the Company's domestic and European operations. Compounding sales and services revenues increased $16,100,000 or 44% almost entirely due to the fiscal 1997 and 1998 acquisitions, particularly the acquisition of Bayshore. Distribution revenues rose $54,610,000 or 313%, primarily due to the acquisitions and the growth of the Company's European distribution operations. Worldwide revenues of one petrochemical processing customer comprised approximately 10% of the Company's consolidated revenues.


         Costs and Expenses. Gross margins (calculated as total revenues minus total costs of sales and services), as a percentage of revenues in fiscal 1998 declined to 24.7% compared to 28.7% in fiscal 1997. The declines resulted primarily from the revenue growth in the petrochemical business segment and, particularly in the distribution business, which, in the aggregate, generates lower gross margins as a percentage of revenues. Within the Company's oilfield service business, gross margins as a percentage of revenues declined approximately 1% to 30.1%. The decline resulted primarily from a change in the relative mixture of various product sales and service revenues rather than a significant change in average prices. Petrochemical processing gross margins declined from 26.5%, of revenues in fiscal 1997 to 21.5% in fiscal 1998. The decline is primarily due to the significant increases in lower margin compounding and distribution revenues as a percentage of total petrochemical processing revenues in fiscal 1998 compared to fiscal 1997. Generally, gross margins as a percentage of revenues of the Company's size reduction operations, performed on a toll basis, are higher than the gross margins of the oilfield service operations. Conversely, the gross margins of the Company's concentrate and ground petrochemical powder manufacturing and distribution businesses are generally lower than oilfield service gross margins, as a percentage of revenues, due to the higher raw material cost component included in these revenues.

         Selling, general and administrative expenses increased $13,041,000 (41%) from $31,981,000 during fiscal 1997 to $45,022,000 during fiscal 1998. The increase resulted from the timing of the fiscal 1998 and 1997 acquisitions, and an increase in corporate administration and oilfield service expenses. Corporate expenses rose primarily due to an increase in legal and bonus expenses. A majority of fiscal 1998 legal expenses related to legal matters discussed in
Item 3 - "Legal Proceedings" included in this Form 10-K. Two of the legal matters, which comprised a significant portion of fiscal 1998 legal expenses, have been concluded favorably. The bonus expense increase was due to bonuses of $1,300,000 paid by the Company to over 300 employees during the first quarter of fiscal 1998 and was classified as a general corporate expense. During the fourth quarter of fiscal 1998, the Company began to reduce oilfield service selling, general and administrative expenses based upon the reduced levels of activity in this business and has continued to reduce such expenses. As a percentage of revenues, selling, general and administrative expenses decreased slightly from 16.1% in fiscal 1997 to 16.0% in fiscal 1998. The change was primarily the result of the increases in expenses, described above, offset by the effect of increased distribution and compounding revenues. Generally, the Company's distribution and compounding operations incur lower selling, general and administrative expenses, as a percentage of revenues, than the Company's other sales and services.

         Depreciation and amortization expense increased from $11,349,000 in fiscal 1997 to $15,389,000 in fiscal 1998. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during fiscal 1998 and the timing of 1997 acquisitions, as well as increased amortization of debt issuance costs related to the June 1997 Senior Notes placement.

         Operating Income. Operating income declined from $13,410,000 for fiscal 1997 to $9,076,000 for fiscal 1998. The decrease was due to the changes in revenues and costs and expenses discussed above.

         Gain on Sale of Equity Investment. During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,773,000 on the sale of the Company's 50% equity ownership in WedTech Inc. The Company received cash of $14,484,000 and recorded an after-tax gain of $6,799,000 on the sale.

         Interest Income/Expense. Net interest expense was $10,048,000 during fiscal 1998. For fiscal 1997, the Company incurred net interest expense of $3,764,000. This change was primarily the result of the June 1997 issuance of $120,000,000 10 3/8% Senior Notes and, to a lesser extent, debt assumed in connection with the fiscal 1998 and 1997 acquisitions.

         Income Taxes. The Company's effective income tax rate increased to 44% during fiscal 1998, compared to 41% during fiscal 1997. The increase was primarily the result of the sale of the Company's equity investment in WedTech which created tax expense equal to 43% of the pre-tax gain, an increase in permanent book to tax differences relative to pre-tax income, offset by the effect of a decline in the Company's Italian operations' income tax rates. As non-deductible goodwill amortization continues to increase, due to future acquisitions, the Company would anticipate that future effective tax rates, likewise, would increase. Additionally, the Company's overall tax rate varies depending upon the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions. See Note 17 - "Segment and Foreign Operations Information" to the Company's Consolidated Financial Statements.

         The Company has, for tax return purposes, $5,387,000 in net operating loss carryforwards, which expire between 2000 and 2008, and $965,000 in investment, alternative minimum and other tax credit carryforwards. All of the tax credits are expected to expire unused, except for $248,000 in alternative minimum tax credits, which have no expiration.

         Net Income. For fiscal 1998, the Company had net income of $6,006,000, as compared to net income of $6,098,000 for fiscal 1997, due to the factors described above.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar, and the French franc have impacted the translation of revenues and income of the Company's European petrochemical processing operations and Canadian oilfield services operations over the past two years. The table below summarizes the impact of the above currencies during the twelve months ended September 30, 1998 compared to the exchange rates used to translate the twelve months ended September 30, 1997.

                  Net revenues                         $(1,401,000)
                  Operating income                        (133,000)
                  Pre-tax income                          (120,000)
                  Net income                               (52,000)


         Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of shareholders' equity. As a result of the dollar's fluctuation against applicable foreign currencies, shareholders' equity increased by $63,000 during fiscal 1998.

         During April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that companies expense as incurred costs of start-up activities and organization costs. The Company is required to adopt SOP 98-5 in its financial statements for the fiscal year ending September 30, 2000. Upon adoption, the Company will be required to expense approximately $460,000 of organization costs and will account for the adoption of SOP 98-5 as the cumulative effect of an accounting change under APB Opinion No. 20, "Accounting Changes."

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         Revenues. Consolidated revenues increased $89,692,000 or 83% during fiscal 1997 compared to fiscal 1996. This increase resulted from an increase in both oilfield services revenues and petrochemical processing revenues.

         Oilfield service revenues increased $8,969,000 or 10.1% during fiscal 1997 versus 1996. Revenues improved within all oilfield service business lines and such growth, rather than being due to acquisitions, was primarily driven internally. As a result of an increasing domestic rig count which increased demand for the Company's services, exploration sales and services revenues increased $2,969,000 or 8.6% in fiscal 1997 compared to 1996. A majority of this increase resulted from an increase in revenues for the Company's Houston, Texas facility, which benefitted from increased drilling activity in the Gulf of Mexico. Production sales and services revenues increased $2,006,000, or 6.4%, driven by modestly higher average oil and gas prices in fiscal 1997 versus 1996. Much of these revenue gains were due to increased demand for the Company's services in the West Texas and Canadian markets. Corrosion control sales and services revenues increased $1,621,000 or 7.5% in fiscal 1997 compared to 1996. This improvement resulted from increased drilling activity, the success of the Company's new product lines and, to a lesser extent, higher average sales prices. Other sales and services consisted of revenues generated by the Company's Canadian subsidiary, Shearer, relating to the reconditioning and selling of engines used in connection with oil well pumping equipment.

         Petrochemical processing sales and services revenues increased $80,723,000 or 418% in fiscal 1997 compared to 1996. This increase was almost entirely due to the timing of the fiscal 1996 and 1997 petrochemical processing acquisitions. Since all of these acquisitions were accounted for using the purchase method of accounting, the Company included, in its consolidated statement of operations the acquired companies' results of operations only from the date of acquisition. During the year ended September 30, 1997, sales to a single customer within the petrochemical processing segment accounted for approximately 8% of the Company's consolidated revenues.

         Costs and Expenses. Gross profit (calculated as total revenues minus total costs of sales and services), as a percentage of revenues in fiscal 1997 declined to 28.7% from 31.1% in 1996. Within the oilfield service business, gross profits as a percentage of revenues improved 1.2% due to increased sales volumes (which resulted in increased utilization of operating facilities) and, to a lesser extent, modest average price improvements within some of the Company's oilfield services markets, without a proportionate increase in costs and expenses. The overall decline in gross profits, as a percentage of revenues, in fiscal 1997 as compared to 1996 was attributable to the increase in compounding sales and distribution of material revenues which generate lower gross profits as a percentage of revenues. Generally, gross profits as a percentage of revenues are higher within the Company's size reduction operations, which are typically performed on a toll basis, as compared to the Company's oilfield service operations. Conversely, the gross profits as a percentage of sales of the Company's concentrate manufacturing (included in compounding sales and services revenues) and distribution of material revenues tend to be significantly lower, due to the significant raw material cost component included in these revenues.

         Selling, general and administrative costs increased $10,873,000, from $21,108,000 in fiscal 1996 to $31,981,000 in fiscal 1997. The increase was due to the timing of the fiscal 1996 and 1997 acquisitions and to a lesser extent, higher legal expenses and higher corporate administrative expenses, offset by lower bonus expenses and lower litigation settlement charges. Also, fiscal 1997 selling, general and administrative expenses included capital-based state franchise taxes which were not included in fiscal 1996. Selling, general and administrative costs as a percentage of revenues improved to 16.1% in fiscal 1997 compared to 19.5% in fiscal 1996. This decrease was also the result of the fiscal 1996 and 1997 acquisitions and the increase in distribution revenues resulting from the establishment of the ICO Polymers companies in Europe. These factors have resulted in the Company's corporate expenses being spread across a greater revenue base.

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

         Interest Income/Expense. Net interest expense was $3,764,000 in fiscal 1997 compared to net interest income of $608,000 in fiscal 1996. The change was due to the issuance of the $120,000,000 Senior Notes, the utilization of cash balances and the assumption of debt in connection with the fiscal 1996 and 1997 acquisitions.

         Income Taxes. The Company's effective tax rate increased to 40.5% during fiscal 1997 compared to 37.4% in fiscal 1996. This change was the result of an increase in non-deductible goodwill amortization which, unlike fiscal 1996, was not offset by a reversal of the Company's valuation allowance against net deferred tax assets. The Company's effective tax rate also varied as a result of the mixture of domestic and foreign pre-tax income since, during fiscal 1997, the Company's domestic effective tax rate is higher than the average effective tax rate of foreign operations.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar, and the French franc have impacted the translation of revenues and income of the Company's European petrochemical processing operations and Canadian oilfield services operations over the past two years. The table below summarizes the impact of the above currencies during the twelve months ended September 30, 1997 compared to the exchange rates used to translate the five months ended September 30, 1996.

                 Net revenues                          (1,113,000)
                 Operating income                        (141,000)
                 Pre-tax income                          (128,000)
                 Net income                               (88,000)

         Gains and losses from the translation of certain balance sheet accounts are not included in determining net income, but are accumulated as a separate component of shareholders' equity. As a result of the dollar's fluctuation against applicable foreign currencies, shareholders' equity decreased by $1,985,000 in fiscal 1997.

         Seasonality. The oilfield services business is substantially seasonal, reflecting the pattern of oil field drilling and workovers, with the first and fourth quarters of the fiscal years having generally higher levels of activity. Seasonal trends, however, may be masked by other market forces such as a decline in oil and gas prices.


YEAR 2000 ISSUE

         The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The Year 2000 problem arose because some computer programs use only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19".

         The Company has been working toward Year 2000 readiness since 1997 and is proceeding on schedule. Completion of the project is scheduled for the fourth fiscal quarter of 1999. To improve access to business information through common, integrated computing systems within business operations, the Company has begun a business systems replacement project. The new systems ("Business Replacement Systems"), which are expected to make the Company's business computer systems Year 2000 compliant, are scheduled for completion by September 1999. Implementation of these programs is approximately 40 percent complete. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by these systems Year 2000 compliant. A decision to implement the contingency plan will be made by the end of the fourth fiscal quarter of 1999. Remaining business software programs, including those supplied by vendors, are expected to be made Year 2000 compliant through the Year 2000 project or they will be retired.

         Overview. The Company's Project is divided into four sections:
Corporate and Facility Infrastructure, Applications Software, Inspection and Processing Equipment, and Third-Party Suppliers. Each section consists of four phases: Year 2000 readiness analysis and assessment; retiring, replacing, or upgrading items that are not Year 2000 ready; remediation testing of upgraded and replacement hardware and software; and contingency planning.

         Applications Software. The Application Software section includes the conversion of software which is not Year 2000 compliant or, where available from the supplier, the replacement of such software. Application Software consists of all software not used directly in conjunction with the operation of the Company's manufacturing and service facilities. The Company estimates that the software conversion phase was more than 30 percent complete at September 30, 1998, and that the remaining conversions are on schedule to be completed by the end of the fourth fiscal quarter 1999. The testing phase is conducted as the software is replaced and is scheduled to be completed in the Company's third fiscal quarter of 1999. Contingency planning for this section is scheduled to begin in the second fiscal quarter of 1999 and completed by the end of the third fiscal quarter of 1999.

         Corporate Infrastructure. The Corporate Infrastructure section consists of mainframe and desktop computing hard-ware, software, and connectivity. The Company believes its North American infrastructure is year 2000 compliant, and the Company will test this infrastructure in the second fiscal quarter of 1999 to confirm such compliance. The Company's European infrastructure is being replaced, and the completion of the replacement process is scheduled for the end of the first fiscal quarter of 1999. The Company's Australian and New Zealand corporate infrastructures are 90 percent complete and are expected to be Year 2000 compliant by the end of the second fiscal quarter of 1999.

         Facility Infrastructure. The Facility Infrastructure section consists of hardware and systems software, which is used in the operation of the Company's facilities. The Company has developed a plan detailing the tasks and resources required for this section. The assessment of the Year 2000 readiness of Facility Infrastructure was begun during the first fiscal quarter of 1999. The testing and repair of Facility Infrastructure is scheduled for completion during the third fiscal quarter of 1999 for the Company's North American operations and during the second fiscal quarter of 1999 for the Company's European, Australian, and New Zealand operations. Contingency planning for this section is scheduled to begin in the second fiscal quarter of 1999 and to be completed by mid-1999.

         Inspection and Processing Equipment. The Company's oilfield services sector uses inspection and processing equipment, which the Company believes to be currently Year 2000 compliant. The equipment is scheduled to be tested and repaired, if necessary, during the quarter ended December 31, 1999. The Company does not foresee the need for any contingency planning in this area.

         Third Party Suppliers. The Company has begun identifying critical Third Party Suppliers. The Company will begin communicating with suppliers of the Company's operations in North America, Europe, and New Zealand, during the first quarter of fiscal 1999, about, and evaluating their state of, Year 2000 preparedness. Ninety percent of the suppliers to the Company's Australian operations have been verified for compliance. The Company-wide evaluation process is scheduled for completion by the end of the second fiscal quarter 1999. These evaluations will be followed by the development of contingency plans, which are scheduled for completion by mid-fiscal 1999.

         Costs. The total cost associated with required software and hardware modifications to become Year 2000 compliant is not expected to be material to the Company's financial position or results of operations. The estimated total cost of the Year 2000 project is approximately $450,000. The total amount expended on the project through September 30, 1998 was $145,000. The estimated future cost of completing the Year 2000 project is estimated to be approximately $305,000. The cost to implement the Business Replacement Systems is not included in these estimates. Costs related to the Year 2000 project will be accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures will be expensed as incurred.

         Risks. A Year 2000 failure could result in a business disruption that adversely affects the Company's business, financial condition or results of operations. For example, if a Year 2000 failure causes insufficient rail and freight service to be available to the Company, the receipt of raw materials and the shipment of finished products by the Company's petrochemical operations could be curtailed. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company cannot determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CONVERSION TO THE EURO CURRENCY

         The Company has a substantial portion of its operations within countries adopting the Euro currency beginning January 1, 1999. As of January 1, 1999, the Company expects to invoice and receive payments denominated in Euros whenever possible. The cost of achieving this is not expected to be material. The adoption of the Euro by the European Economic and Monetary Union is expected, from a competitive viewpoint, to benefit the Company to some extent as price transparency becomes a reality. The benefit will, however, be somewhat limited as transportation costs are an important consideration for the Company's customers. At this time, the Company anticipates that the impact of the adopting of the Euro with regard to currency exchange and taxation implications will not have a material impact on the results of operations or the financial condition of the Company. Additionally, material contractual agreements of the Company are expected to continue without disruption.

FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effect of enhanced distribution capability, future capital expenditures, effects of compliance with laws, effects of the Euro adoption, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, effects of the Year 2000 issue, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described elsewhere in this document in the Company's other filings with the SEC and those described below.

         The significant indebtedness incurred as a result of the placement of the Senior Notes due 2007 in June 1997 has several important implications for the Company, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to service the Company's indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted,
(iii) the Company's flexibility to expand, make capital expenditures or acquisitions or for other purposes may be impaired (future acquisitions may require the Company to alter its capitalization significantly, which changes may significantly alter the leverage of the Company), (iv) the indenture relating to the Senior Notes contains, and future agreements relating to the Company's indebtedness may contain, numerous financial and other restrictive covenants, including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets or to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (v) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company's control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering; (ii) seek refinancing; or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company's long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

         The oil and gas industry in which the Company participates through its oilfield services industry historically has experienced significant volatility. Demand for the Company's oilfield services depends principally upon the level of domestic oil and gas drilling and workover activity, which, in turn, depends upon factors such as the level of oil and gas prices, expectations about future oil and gas prices, the cost of exploring for and producing oil and gas, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Oil prices and, to a lesser extent, gas prices have declined significantly during 1998, which has resulted in decreases and could result in further decreases in oil and gas exploration and production activities. No assurance can be given that current low levels of domestic oil and gas exploration activities will improve or that the demand for the Company's oilfield services will not continue to decline reflecting the generally low level of activity in the industry. Industry conditions will continue to be influenced by numerous factors over which the Company will have no control. A continued decline or lack of improvement in oil or gas prices or domestic industry activity could have a material adverse effect on the Company's oilfield service business, results of operations and prospects. Furthermore, the oilfield services business is substantially seasonal, reflecting the pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal years having generally higher levels of activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States.

         The business cycles of the Company's petrochemical processing services segment are subject to changes in the cost of the petrochemicals produced by the major chemical companies. These costs are outside of the Company's control and the business cycles are generally volatile and relatively unpredictable. In addition, such business cycles may reflect cycles and prices in the petroleum industry, which also affect the Company's oilfield services business segment and may make the Company, as a whole, vulnerable to the effect of changes in the petroleum industry.

         The operations of the Company's oilfield services and specialty petrochemical processing businesses are dependent to a certain degree upon proprietary technology, know-how and trade secrets either developed by the Company or licensed to it by third parties. In many cases, these or equivalent processes or technologies are available to the Company's competitors, customers and others. In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies. The availability to, or development by others of equivalent or superior information, processes or technologies could have a material adverse effect on the Company.

         The Company entered the specialty petrochemical processing industry with its acquisition of Wedco in April 1996, and had no experience in the industry prior to the acquisition. Since the acquisition of Wedco, the Company has expanded its specialty petrochemical processing business with the acquisitions of PSI and Bayshore in July 1996 and December 1996, respectively, the Rotec and Micropowders Business acquisitions in April 1997, the Micronyl acquisition in May 1997, the Verplast acquisition in July 1997, the J.R. Courtenay (N.Z.) Ltd. ("JRC") and Soreco acquisitions in March and June, respectively, of fiscal year 1998. The success of the Company will depend, in part, on the Company's ability to integrate the operations of these specialty petrochemical processing companies by, among other things, centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation among the businesses and the sharing of resources. In addition, the recent growth of the Company will place significant demands on the Company's management, internal systems and networks. There can be no assurance that the Company will be able to effectively manage or implement its plans for these operations or that, if implemented, such plans will be successful. In addition, in fiscal year 1997, the Company began to expand the distribution aspects of its specialty petrochemical production services business through the acquisition of the Micropowders Business, the execution of supply agreements with Borealis and Exxon Chemical Holland and the acquisitions of Rotec, Verplast, and JRC. Each of these operations, as well as the Bayshore operation, requires the Company to buy and manage inventories of supplies and products in the specialty petrochemical processing business. The Company's entry into the distribution portion of this business requires the Company to maintain greater levels of working capital than it has historically and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

         A portion of the Company's current operations are conducted in international markets, particularly the Company's Western European and Southeast Asian specialty petrochemical processing services business. The Company expects to continue to seek to expand its international operations through internal growth and acquisitions. The Company's international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including, among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

         Since the beginning of fiscal 1994, the Company has made several acquisitions, and management expects to acquire other businesses in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. The Company may, to the extent allowed by agreements, incur indebtedness to finance future acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could have a material adverse effect on the Company's operating results.

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include equipment or product failures or work related accidents which could also result in personal injury, property damages, pollution and other environmental risks. The Company may not be fully insured against possible losses pursuant to such risks. Such losses could have a material adverse impact on the Company. In addition, from time to time, the Company is involved in various litigation matters arising in the ordinary course of its business and is currently involved in numerous legal proceedings in connection with its operations and those of its acquired companies. There can be no assurance that the Company will not incur substantial liability as a result of these or other proceedings. The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restricting releases of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company will operate and restricting emissions. Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violations of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious instances, shutdowns or revocation of permits or authorizations. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company's financial condition or results of operations. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any material interim permit could have a material adverse effect on the Company. The Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future law or regulation will be administered or interpreted. To date, the Company has incurred compliance and clean-up costs in connection with environmental laws and regulations and there can be no assurance as to future costs. In particular, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

         Each of the industries in which the Company participates is highly competitive. Some competitors or potential competitors of the Company have substantially greater financial or other resources than the Company. The inability of the Company to effectively compete in its markets would have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposures include short-term debt obligations carrying variable interest rates, and forward currency contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

         The Company's strategy has been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for raw material purchases denominated in non- functional currency (typically the U.S. dollar).

         The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.


ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                              SEPTEMBER 30, 1998
                                                                        WEIGHTED AVERAGE
Variable interest rate debt:     US$ EQUIVALENT IN THOUSANDS         YEAR-END INTEREST RATE        EXPECTED MATURITY
                                 ---------------------------         ----------------------        -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                              $1,379                          4.75%                   less than one year
British Pounds Sterling                      1,287                          8.83%                   less than one year
French Francs                                  112                          4.43%                  various through 2001
Italian Lira                                 6,129                          5.26%                   less than one year
New Zealand Dollar                             811                          9.47%                          1999
Australian Dollar                            1,050                          6.79%                  various through 1999

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

         Forward Exchange Agreements (000s):
         RECEIVE US$/PAY NZ$:
         Contract Amounts                   US$ 910
         Average Contractual Exchange Rate
                   (NZ$/US$)                .5005
         Expected Maturity Dates            October 1998 through January 1999
         RECEIVE US$/PAY AUSTRALIAN $:
         Contract Amounts                   US$ 860
         Average Contractual Exchange Rate
                   (A$/US$)                 .6069
         Expected Maturity Dates            October 1998 through December 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report. See index to this information on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the company's definitive Proxy Statement (the "1999 Proxy Statement") for its annual meeting of shareholders. The 1999 Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b) There were no reports on Form 8-K during the Company's fiscal fourth quarter.

(c)      Exhibits required by Item 601 of S-K:

         The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.


EXHIBIT NO.                           EXHIBIT
-----------                           -------
2.1              --    Share Purchase Agreement between Rotec Chemicals Ltd.  and the Registrant (filed as Exhibit 99.2 to
                       Form 8-K dated May 12, 1997)
2.2              --    Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                       Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco
                       Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)
 2.3             --    Agreement for sale & purchase of all the share capital of J.R. Courtenay (N.Z.)  Ltd. dated March 20,
                       1998 among ICO, Inc., ICO Technology, Inc. (a wholly owned subsidiary of the Company), Mr. J. R.
                       Courtenay, Mr. Dario Masutti and Mr. R. Narev and Mr. J. R. Courtenay, together as trustees  (Filed as
                       Exhibit 2 to Form 8-K dated April 15, 1998)
2.4              --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)
3.1              --    Articles of Incorporation of the Company dated March 20, 1998.  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2**            --    Statement of Designation of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998
3.3**            --    Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March
                       30, 1998
4.0              --    By-Laws of the Company dated March 20, 1998.  (filed as Exhibit 3.2 to Form 10-Q dated August 13,
                       1998)
4.1              --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)
4.2              --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                       State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due
                       2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)
4.3              --    Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)
4.4              --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National
                       Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)
4.5              --    Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of
                       the Company and the Wedco Shareholders Group, as defined (filed as Exhibit   4.4 to Form S-4 dated
                       May 15, 1996)

EXHIBIT NO.                                        EXHIBIT
-----------                                        -------
4.6              --    Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and  Harris
                       Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22,  1997)
4.7              --    Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)
10.1             --    Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant  and
                       Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)
10.2             --    Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the
                       Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated
                       August 14, 1997)
10.3             --    Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                       Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October
                       3, 1997)
10.4             --    Third Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                       Bank of America, Texas, N.A. dated July 17, 1998.  (filed as Exhibit 10.4 to form 10-Q dated August 13,
                       1998)
10.5             --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy
                       Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.6             --    1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the
                       Registrant's Form S-8 dated September 13, 1993)
10.7             --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement
                       dated June 24, 1994 for the Annual Meeting of Shareholders)
10.8             --    ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 10, 1995 for the Annual Meeting of Shareholders)
10.9             --    ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 29, 1996 for the Annual Meeting of Shareholders)
10.10            --    ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       January 23, 1998 for the Annual Meeting of Shareholders)
10.11            --    Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form
                       S-4 dated May 15, 1996)
10.12            --    Consulting Agreement-- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15,
                       1996)
10.13            --    Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4  dated
                       May 15, 1996)
10.14            --    Addendum to Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.15 to form
                       S-4 dated May 15, 1996)
10.15            --    Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May 15, 1996)
10.16            --    Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
10.17            --    Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                       (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

EXHIBIT NO.                                        EXHIBIT
-----------                                        -------
10.18            --    Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)
10.19            --    Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).
10.20**          --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro
10.21**          --    Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
10.22**          --    Employment Agreement dated June 18, 1984 by and between a wholly-owned subsidiary of the
                       Registrant and Theo J.M.L. Verhoeff
11.0**           --    Statement Regarding Computation of Per Share Earnings
21**             --    Subsidiaries of the Company
23.1**           --    Consent of Independent Accountants
27**             --    Financial Data Schedule


-----------------
** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ICO, Inc.

                                         By:    /s/ Sylvia A. Pacholder
                                             ----------------------------------
                                             Sylvia A. Pacholder, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         Date: December 23, 1998


     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     NAME                                   TITLE                                             DATE
                    ------                                  -------                                           -----
            /s/ Sylvia A. Pacholder             Chief Executive Officer, President,                    December 23, 1998
----------------------------------------------  Secretary & Director
              Sylvia A. Pacholder                  (Principal Executive Officer)

            /s/ Asher O. Pacholder              Chairman of the Board, Chief                           December 23, 1998
----------------------------------------------  Financial Officer & Director
              Asher O. Pacholder                   (Principal Financial Officer)

            /s/ Robin E. Pacholder              President, Wedco-North America &                       December 23, 1998
----------------------------------------------  Director
              Robin E. Pacholder

                /s/ Jon C. Biro                 Senior Vice President and Treasurer                    December 23, 1998
----------------------------------------------  (Principal Accounting Officer)
                  Jon C. Biro

           /s/ William E. Cornelius             Director                                               December 23, 1998
----------------------------------------------
             William E. Cornelius

              /s/ James E. Gibson               Director                                               December 23, 1998
----------------------------------------------
                James E. Gibson

              /s/ Walter L. Leib                Director                                               December 23, 1998
----------------------------------------------
                Walter L. Leib

             /s/ William J. Morgan              Director                                               December 23, 1998
----------------------------------------------
               William J. Morgan

             /s/ George S. Sirusas              Director                                               December 23, 1998
----------------------------------------------
               George S. Sirusas

            /s/ John F. Williamson              Director                                               December 23, 1998
----------------------------------------------
              John F. Williamson

           /s/ William E. Willoughby            Director                                               December 23, 1998
----------------------------------------------
             William E. Willoughby

                           ICO, INC. AND SUBSIDIARIES

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS





The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         Financial Statements:                                                                                         PAGE
                                                                                                                       ----
         Report of Independent Accountants............................................................................ F-2

         Consolidated Balance Sheet at September 30, 1998 and 1997.................................................... F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 1998..................................................................................... F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 1998..................................................................................... F-5

         Consolidated Statement of Stockholders' Equity for the
         three years ended September 30, 1998......................................................................... F-6

         Notes to Consolidated Financial Statements................................................................... F-7



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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Houston, Texas
December 10, 1998

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                       SEPTEMBER 30,
                                                                                 -------------------------
ASSETS                                                                              1998           1997
                                                                                 ----------     ----------
                                                                             (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                   $   51,135     $   83,892
     Trade receivables (less allowance for doubtful accounts of
         $1,690 and $967, respectively)                                              56,868         49,963
     Inventories                                                                     29,963         20,709
     Deferred tax asset                                                               3,154          3,812
     Prepaid expenses and other                                                       4,320          4,382
                                                                                 ----------     ----------
         Total current assets                                                       145,440        162,758
                                                                                 ----------     ----------

Property, plant and equipment, at cost                                              184,683        152,440
     Less - accumulated depreciation and amortization                               (67,384)       (54,661)
                                                                                 ----------     ----------
                                                                                    117,299         97,779
                                                                                 ----------     ----------
Other assets:
     Goodwill (less accumulated amortization of
         $6,592 and $5,056, respectively)                                            57,304         49,761
     Investment in joint ventures                                                        --          1,871
     Debt offering costs                                                              4,180          4,790
     Other                                                                            4,454          4,794
                                                                                 ----------     ----------
                                                                                 $  328,677     $  321,753
                                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings and current portion of long-term debt                 $   12,836     $   10,719
     Accounts payable                                                                24,220         21,923
     Accrued interest                                                                 4,395          4,033
     Accrued insurance                                                                1,790          2,095
     Accrued salaries and wages                                                       2,372          2,204
     Income taxes payable                                                                43          1,092
     Other accrued expenses                                                          10,564         10,403
                                                                                 ----------     ----------
         Total current liabilities                                                   56,220         52,469

Deferred income taxes                                                                 9,454          7,463
Long-term liabilities                                                                 2,056          1,649
Long-term debt, net of current portion                                              132,631        133,034
                                                                                 ----------     ----------
         Total liabilities                                                          200,361        194,615
                                                                                 ----------     ----------

Commitments and contingencies (See Note 15)                                              --             --
Stockholders' equity: (see Note 10)
     Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
       preference of $32,250                                                             13             13
     Junior participating preferred stock, without par value--
       50,000 shares authorized; 0 shares issued and outstanding                         --             --
     Common Stock, without par value - 50,000,000 shares authorized;
      22,108,153 and 21,598,658 shares issued and outstanding, respectively          39,170         36,966
     Additional paid-in capital                                                     108,725        109,814
     Cumulative translation adjustment                                               (1,890)        (1,953)
     Accumulated deficit                                                            (17,702)       (17,702)
                                                                                 ----------     ----------
                                                                                    128,316        127,138
                                                                                 ----------     ----------
                                                                                 $  328,677     $  321,753
                                                                                 ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           YEARS ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                    1998             1997             1996
                                                ------------     ------------     ------------
                                                       (In thousands, except share data)
Revenues:
     Sales                                      $    149,088     $     75,709     $     18,933
     Services                                        132,255          122,333           89,417
                                                ------------     ------------     ------------
Total revenues                                       281,343          198,042          108,350
                                                ------------     ------------     ------------
Costs and expenses:
     Cost of sales                                   127,256           65,252           16,061
     Cost of services                                 84,600           76,050           58,643
     Selling, general and administrative              45,022           31,981           21,108
     Depreciation                                     12,532           10,050            6,634
     Amortization of intangibles                       2,857            1,299              596
     Impairment of long-term assets                       --               --            5,025
     Non-recurring compensation arrangements              --               --            1,812
     Writedown of inventories                             --               --              868
                                                ------------     ------------     ------------
Total costs and expenses                             272,267          184,632          110,747
                                                ------------     ------------     ------------
Operating income (loss)                                9,076           13,410           (2,397)
                                                ------------     ------------     ------------
Other income and (expense):
     Gain on sale of equity investment                11,773               --               --
     Interest income                                   3,771            2,001            1,277
     Interest expense                                (13,819)          (5,765)            (669)
     Equity in income of joint ventures                   --              385               80
     Other                                               (20)             217               17
                                                ------------     ------------     ------------
Income (loss) before taxes                            10,781           10,248           (1,692)
Provision (benefit) for income taxes                   4,775            4,150             (632)
                                                ------------     ------------     ------------
Net income (loss)                                      6,006            6,098           (1,060)
Preferred Dividends                                    2,176            2,176            2,178
                                                ------------     ------------     ------------
Net income (loss) applicable to common stock    $      3,830     $      3,922     $     (3,238)
                                                ============     ============     ============
Basic earnings (loss) per common share          $        .18     $        .19     $       (.24)
                                                ============     ============     ============
Diluted earnings (loss) per common share        $        .17     $        .19     $       (.24)
                                                ============     ============     ============
Basic weighted average shares outstanding         21,877,000       20,918,000       13,328,000
                                                ============     ============     ============
Diluted weighted average shares outstanding       22,004,000       21,144,000       13,493,000
                                                ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     YEARS ENDED SEPTEMBER 30,
                                                               -------------------------------------
                                                                  1998          1997          1996
                                                               ---------     ---------     ---------
Cash flows from operating activities:                                      (In thousands)
     Net income (loss)                                         $   6,006     $   6,098     $  (1,060)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                15,389        11,349         7,230
     Gain on sale of equity investment                           (11,773)           --            --
     Writedown for impairment of long-term assets                     --            --         5,025
     Writedown of inventories                                         --            --           868
     Equity in income of joint ventures                               --          (385)          (80)
     Changes in assets and liabilities, net of
       the effects of business acquisitions:
         Receivables                                              (3,240)       (3,586)         (179)
         Inventories                                              (5,771)       (7,312)       (2,062)
         Prepaid expenses and other assets                           (92)           47         1,917
         Income taxes payable                                     (1,235)          772        (1,560)
         Deferred taxes                                            2,365         3,243        (1,661)
         Accounts payable                                           (633)        3,839           953
         Accrued interest                                            276         3,870           161
         Accrued expenses                                         (1,111)       (4,130)        1,558
                                                               ---------     ---------     ---------
         Total adjustments                                        (5,825)        7,707        12,170
                                                               ---------     ---------     ---------
       Net cash provided by operating activities                     181        13,805        11,110
                                                               ---------     ---------     ---------
Cash flows from investing activities:
     Capital expenditures                                        (26,143)      (15,747)       (8,712)
     Acquisitions, net of cash acquired                          (17,492)      (29,396)       (5,953)
     Dispositions of property, plant and equipment                 2,010           907           199
     Disposition of equity investment, net of expenses            13,679            --            --
                                                               ---------     ---------     ---------
     Net cash used for investing activities                      (27,946)      (44,236)      (14,466)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
     Net proceeds from sale of stock                               1,546           794           474
     Payment of dividend on preferred stock                       (2,176)       (2,176)       (2,178)
     Payment of dividend on common stock                          (4,823)       (4,559)       (2,830)
     Proceeds from issuance of debt                                3,084       124,928           491
     Payment of debt offering costs                                 (145)       (5,058)           --
     Debt repayments                                              (2,478)      (13,020)       (4,178)
                                                               ---------     ---------     ---------
       Net cash provided by (used for) financing activities       (4,992)      100,909        (8,221)
                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents             (32,757)       70,478       (11,577)
Cash and cash equivalents at beginning of year                    83,892        13,414        24,991
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of year                       $  51,135     $  83,892     $  13,414
                                                               =========     =========     =========
Supplemental Disclosures of Cash Flow Information:
     Cash received (paid) during the period for:
         Interest received                                     $   3,747     $   1,981     $   1,278
         Interest paid                                         $ (12,359)    $  (1,857)    $    (688)
         Income taxes paid                                     $  (3,333)    $  (1,269)    $  (2,709)



   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                COMMON STOCK           ADDITIONAL     CUMULATIVE
                                             PREFERRED     ------------------------     PAID-IN       TRANSLATION    ACCUMULATED
                                               STOCK         SHARES        AMOUNT       CAPITAL       ADJUSTMENT       DEFICIT
                                             ----------    ----------    ----------    ----------     ----------     ----------
                                                                       (In thousands, except share data)
Balance at September 30, 1995                $       13     8,883,911    $   35,042    $   56,106     $      (48)    $  (16,642)

Issuance of shares in connection with:
     Acquisitions                                    --    10,664,435           107        51,331             --             --
     Exercise of warrants                            --        20,000           100            --             --             --
     Exercise of employee stock options              --        79,499           374            --             --             --
     Employee Stock Ownership Plans                  --        34,649           199            --             --             --
Convertible Exchangeable
   Preferred Stock Dividend (See Note 10)            --            --            --        (2,178)            --             --
Common Stock Dividend (See Note 10)                  --            --            --        (2,830)            --             --
Translation adjustment                               --            --            --            --             80             --
Net loss                                             --            --            --            --             --         (1,060)
                                             ----------    ----------    ----------    ----------     ----------     ----------
Balance at September 30, 1996                        13    19,682,494        35,822       102,429             32        (17,702)
                                             ----------    ----------    ----------    ----------     ----------     ----------
Issuance of shares in connection with:
     Acquisitions                                    --     1,712,365            17         8,022             --             --
     Exercise of employee stock options              --       156,368           794            --             --             --
     Employee Stock Ownership Plans                  --        47,431           333            --             --             --
Convertible Exchangeable
   Preferred Stock Dividend                          --            --            --            --             --         (2,176)
  Common Stock Dividend (See Note 10)                --            --            --          (637)            --         (3,922)
Translation adjustment                               --            --            --            --         (1,985)            --
Net income                                           --            --            --            --             --          6,098
                                             ----------    ----------    ----------    ----------     ----------     ----------
Balance at September 30, 1997                        13    21,598,658        36,966       109,814         (1,953)       (17,702)
                                             ----------    ----------    ----------    ----------     ----------     ----------
Issuance of shares in connection with:
     Exercise of employee stock options              --        35,636           142            --             --             --
     Employee Stock Ownership Plans                  --       178,942           504            --             --             --
     Exercise of Warrants                            --       180,000           996           (96)            --             --
     Debt Conversion                                 --       114,917           562            --             --             --
Convertible Exchangeable
   Preferred Stock Dividend                          --            --            --            --             --         (2,176)
Common Stock Dividend (See Note 10)                  --            --            --          (993)            --         (3,830)
Translation adjustment                               --            --            --            --             63             --
Net income                                           --            --            --            --             --          6,006
                                             ----------    ----------    ----------    ----------     ----------     ----------
Balance at September 30, 1998                $       13    22,108,153    $   39,170    $  108,725     $   (1,890)    $  (17,702)
                                             ==========    ==========    ==========    ==========     ==========     ==========


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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to post-retirement and other employee benefit liabilities, valuation allowances for deferred tax assets, and fair value of financial instruments. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

         JOINT VENTURES - Joint ventures included in the Company's financial results for the years ended September 30, 1998, 1997 and 1996 are:
Micronyl-Wedco S.A., a size-reduction and custom compounding company with locations in Beaucaire and Montereau, France, 50% owned by the Company until April 1997; and WedTech, Inc., a size-reduction and custom compounding company headquartered in Canada which was 50% owned by the Company until January 1998. The Company acquired its 50% interest in WedTech in connection with the April 1996 Wedco acquisition. This investment was accounted for using the cost method of accounting throughout 1996 and up through May 1, 1997, at which time the Company resolved certain legal issues surrounding its ability to exercise significant influence over WedTech (See Note 9); from that point forward until disposition, the Company accounted for WedTech using the equity method of accounting, and prior period operating results were immaterial for restatement from cost to equity method accounting. During fiscal year 1997, the Company accounted for Micronyl-Wedco S.A. using the equity method until April of 1997, at which time the remaining 50% interest was acquired by the Company. During December of 1997, the Company sold its 50% interest in WedTech to the Company's joint venture partner. Under the equity method, investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses.

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the petrochemical industry by providing customers with size-reduction, compounding, and other related services for heat sensitive thermo-plastic materials, produces concentrates and manufactures certain machinery used for those services and by serving as a distributor of specialty petrochemicals, processed by the Company. The Company operates in the petrochemical industry in the United States, Europe and Southeast Asia. The Company also serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States and Canada. See Note 17 - "Segment and Foreign Operations Information".

         REVENUE AND RELATED COST RECOGNITION - The Company generally recognizes revenue from services upon completion of the services and related expenses are generally recognized as incurred. For product and machinery sales, revenues and related expenses are recognized when title is transferred, generally when the products are shipped

         INVENTORIES - Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.

         CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt securities with a maturity of three months or less when purchased to be cash equivalents. Those securities are readily convertible to known amounts of cash, and bear insignificant risk of changes in value due to their short maturity period.

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

      CLASSIFICATION                                               YEARS
      --------------                                               -----
      Site improvements..............................................2-25
      Buildings.....................................................15-25
      Machinery and equipment........................................1-20
      Transportation equipment.......................................3-10

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

     GOODWILL - The excess purchase price over fair value of net tangible assets (i.e. goodwill), is being amortized on a straight-line basis over 40 years. Goodwill is reviewed for impairment in accordance with SFAS No. 121.

     PATENTS AND LICENSES - The cost of patents, patent rights and license agreements is generally amortized over the remaining legal lives of the patents or agreements on a straight-line basis, averaging approximately ten years.

     CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Shareholders' Equity. Exchange gains and losses resulting from foreign currency transactions are generally recognized in earnings. Net foreign currency transaction gains or losses are not material in any of the periods presented.

     ENVIRONMENTAL - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action.

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

     CONCENTRATION OF CREDIT RISK - The market for the Company's services is the petrochemical and oil and gas industries. Within the petrochemical processing segment, primary customers include manufacturers of plastic products and large producers of petrochemicals, which include major chemical companies and petrochemical production affiliates of major oil production companies. The Company's customers, within the oilfield service business include several of the leading integrated oil companies, major independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and supply companies. Worldwide sales to one petrochemical customer accounted for approximately 10% of consolidated fiscal year 1998 revenues.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

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

     EARNINGS (LOSS) PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the first quarter of fiscal 1998. SFAS 128 requires the presentation of both basic and diluted earnings per share ("EPS") amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding for the years ended September 30, 1998, 1997 and 1996 were increased by 127,082, 225,461 and 165,555 shares, respectively, to reflect the conversion of all potentially dilutive securities.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 1998. The Senior Notes long-term debt, with a face value of $120,000 had a fair market value of approximately $109,000 at December 15, 1998.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

     During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in its financial statements for the fiscal year ending September 30, 2000. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 is not expected to be material to the Company's financial statements.

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that companies expense as incurred costs of start-up activities and organization costs. The Company is required to adopt SOP 98-5 in its financial statements for the fiscal year ending September 30, 2000. Upon adoption, the Company will be required to expense approximately $460 of organization costs and will account for the adoption of SOP 98-5 as the cumulative effect of an accounting change under APB Opinion No. 20, "Accounting Changes."

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company intends to adopt the requirements of this pronouncement in financial statements for the year ended September 30, 1999, as required by the Statement. The Company does not believe that the implementation of SFAS No. 131 will have a material impact on its financial statements.

NOTE 2 - ACQUISITIONS

     The Company entered into the following business combinations during fiscal years 1998, 1997 and 1996. All such transactions were accounted for using the purchase method of accounting under APB No. 16, "Accounting for Business Combinations." Accordingly, operating results of the acquired companies are included with the Company's consolidated results of operations from the respective acquisition dates.

1998 ACQUISITIONS

     During June 1998, the Company acquired Soreco S.A. ("Soreco") and its wholly-owned subsidiary for approximately $1,600 in cash and the assumption of approximately $236 in debt. Soreco, which is strategically located in the French "Plastics Valley", provides high quality color matching and color compounding services for engineering plastics. Soreco's customer base includes manufacturers of consumer products such as appliances, electronics, cosmetics and other products which require colors with high consistency. Soreco uses sophisticated single pigment coloration techniques to provide rapid turnaround for color matching and compounding services and has an extensive library of proprietary color formulations.

         During March 1998, the Company acquired J.R. Courtenay (N.Z.) Ltd. ("JRC") and its wholly-owned subsidiary, Courtenay Polymers Pty. Ltd. ("CPPL"), for $14,124 in cash and the assumption of approximately $500 in debt. JRC and CPPL are located in Auckland, New Zealand and Melbourne, Australia, respectively, and are leading providers of polymer powders to the rotational molding and metal coating industries in New Zealand and Australia. These companies sell an extensive line of materials using proprietary formulations under the Cotene(TM) brand name and also provide a complete range of size reduction and compounding services.

         During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc. ("Curley's"). The consideration consisted of $2,000 in cash and is subject to adjustment based upon future operating revenues. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

1997 ACQUISITIONS

         During September 1997, the Company acquired the operating assets of NSpection Systems, Inc. for $600 in cash and future royalty payments based on sales. NSpection provides electromagnetic inspection and related services for new and used tubing, casing and drill pipe utilizing two locations in Houston, Texas.

         During July 1997, the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly-owned subsidiary of Verplast, for a total consideration of approximately $35,100, consisting of approximately $18,700 in cash and the effective assumption of $16,400 in total liabilities. Verplast, located in northern Italy, is a supplier of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

         During May 1997, the Company acquired the remaining 50% ownership of Micronyl-Wedco S.A. not already owned by the Company for a total consideration of approximately $7,600, consisting of approximately $2,600 in cash and the effective assumption of $5,000 in total liabilities. Wedco France, as this entity is now known, operates two size reduction facilities in France which perform services similar to those performed by the Company's other petrochemical size reduction facilities.

         During April 1997, the Company acquired Rotec for a total consideration of approximately $7,800, consisting of approximately $2,500 in cash, 427,353 shares of Company common stock valued at approximately $2,100 and the effective assumption of $3,200 in total liabilities. In addition, Rotec shareholders may be entitled to additional consideration in cash and Company common stock based on future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

         During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500 and five additional payments of 674 Dutch Guilders ("Dfl") ($358 at September 30, 1998 exchange rates) payable for each of five years beginning one year after the acquisition date. As of September 30, 1998, Dfl 2,698 ($1,432 at September 30, 1998 exchange rates) remains outstanding. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future at contracted prices.

         During December 1996, the Company acquired Bayshore Industrial, Inc. ("Bayshore") for a total consideration of approximately $18,500, consisting of approximately $6,900 in cash, 1,285,012 shares of Company common stock valued at approximately $5,900 and the effective assumption of $5,700 in total liabilities. Bayshore is a provider of concentrates and compounds to resin producers in the United States.

1996 ACQUISITIONS

         During July 1996, the Company acquired Polymer Service, Inc. located in Beaumont, Texas and Polymer Service of Indiana, Inc. located in East Chicago, Indiana (collectively referred to as "Polymer Service"). The Company paid a total consideration of approximately $5,800, consisting of approximately $2,000 in cash, 431,826 shares of Company common stock valued at approximately $1,700 and the effective assumption of $2,100 in total liabilities. These companies provide size reduction, compounding and related processing services for the petrochemical industry.

         During April 1996, the Company acquired Wedco Technology, Inc. ("Wedco"). Wedco serves the petrochemical industry by providing plastics grinding services and related machinery. The Company paid a total consideration of approximately $84,200, consisting of approximately $4,600 in cash (including transaction fees and expenses), 10,232,609 shares of Company common stock valued at approximately $49,700 and the effective assumption of $29,900 in total liabilities. As part of the transaction, the Company and Wedco's former Chairman, President and Chief Executive Officer entered into a consulting agreement, and top management of Wedco executed non-competition agreements. The acquisition also had an effect on the Company's valuation allowance against net deferred tax assets (See Note 12 - Income Taxes).

         During March 1996, the Company acquired the operating assets, excluding real estate, of Rainbow Inspection Company of Mississippi, Inc. ("Rainbow") for a total consideration of approximately $328, consisting of approximately $203 in cash and the effective assumption of $125 in total liabilities. Rainbow provides inspection and reclamation services for oil country tubular goods in the Gulf Coast area.

UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma information includes each acquisition for the period in which the transaction occurred and all preceding periods presented. All material acquisitions made during the three years ended September 30, 1998 are included.

                                              YEARS ENDED SEPTEMBER 30,
                                         1998            1997            1996
                                     ------------    ------------    ------------
                                                     (unaudited)
Revenues                             $    291,790    $    269,801    $    238,125
Net income (loss)                           6,179           8,275            (689)
Basic earnings (loss) per share              0.18            0.28           (0.13)
Diluted earnings (loss) per share            0.18            0.28           (0.13)

NOTE 3  - SPECIAL ITEMS

     During the first quarter of fiscal 1998, management provided a $1,200 accrual for certain legal matters which management felt would result in a charge to income and could be reasonably estimated. Subsequent to the first quarter of fiscal 1998, these matters were settled and the total expenses incurred by the Company were reasonably consistent with the previously recognized litigation charge.

     In fiscal 1996, the Company recognized $1,812 in expense related to severance and consulting fee obligations resulting from the Wedco acquisition, which, during the fourth quarter of fiscal 1996, management determined would not benefit the Company in the future.

     During fiscal 1996, the Company recognized unusual charges of $868 due to obsolescence of inventory within the oilfield service operations.

     During the fourth quarter of fiscal 1996 and subsequent to September 30, 1996, management determined that it was probable that certain legal matters of the Company would result in a charge to income and that these charges could be reasonably estimated. Accordingly, the Company recorded a $1,112 reserve for non-recurring litigation charges in the fourth quarter of fiscal 1996. Over 85% of the charge relates to the settlement of the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services in September 1992 (See Note 15 -- Commitments and Contingencies).

NOTE 4  - ADOPTION OF SFAS NO. 121

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is to compare the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing fair values (using a discounted cash flows model) with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. The current policy is to accumulate cash flow information at the lowest asset grouping levels for which there were identifiable cash flows, represented by separate operating locations.

     During the fourth quarter of fiscal 1996, management determined that three petrochemical processing facilities should be closed. The decision to consolidate was driven by the redundancy of other Company facilities performing identical services in the same area, in part due to the acquisition of Polymer Service in July 1996. As a result of this decision and in accordance with SFAS 121, management accumulated cash flow information and based upon the data, the Company's adoption of SFAS No. 121 during fiscal year 1996 resulted in a write-down of long-lived assets of $5,025. Approximately $3,400 of the writedown is associated with impairment of goodwill with the remaining portion applicable to machinery and equipment of the three locations.

NOTE 5 - INVENTORIES

     Inventories at September 30 consisted of the following:

                                                     1998            1997
                                                 ------------    ------------
Finished goods                                   $     14,292    $      7,958
Raw materials                                          10,302           9,023
Work in progress                                        1,491             835
Supplies                                                3,878           2,893
                                                 ------------    ------------
                                                 $     29,963    $     20,709
                                                 ============    ============

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consisted of the following at September 30:

                                                    1998             1997
                                                ------------     ------------
Land and site improvements                      $     23,023     $     23,343
Buildings                                             32,505           27,930
Machinery and equipment                              112,884           84,890
Transportation equipment                               4,741            4,322
Leasehold improvements                                 1,695            1,530
Construction in progress                               9,835           10,425
                                                ------------     ------------
                                                     184,683          152,440
Accumulated depreciation                             (67,384)         (54,661)
                                                ------------     ------------
                                                $    117,299     $     97,779
                                                ============     ============

Depreciation expense was $12,532, $10,050, and $6,634 for the three fiscal years ended September 30, 1998, 1997 and 1996, respectively.

NOTE 7  - LONG-TERM DEBT

         Long-term debt at September 30, 1998 and 1997 consists of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.


                                                                                        1998                    1997
                                                                                  -----------------      -------------------
103/8% Series A Senior Notes, interest payable semi-annually, principal due
2007.                                                                                 $120,000                 $120,000

Term loan of the Company's Italian subsidiary collateralized by property with a book value of L1,963,082 ($1,188).  Balloon principal payment is due May
2000.  Interest paid quarterly at 5.9%.                                                  1,817                    1,738

Mortgage loan payable of one of the Company's Dutch subsidiaries, collateralized by mortgages on certain fixed assets of the subsidiary up to Dfl
4,000 ($2,123) which have a net book value of Dfl 1,599 ($849), as well as a keepwell letter signed by the Company.  Principal payments on the loan are payable in quarterly installments of Dfl 101 ($54).  Interest is payable in
quarterly installments at a fixed rate of 7.20%.                                         1,671                    1,786

Mortgage loan payable of one of the Company's British subsidiaries, collateralized by a mortgage on the assets of that subsidiary as well as a keepwell letter signed by the Company.  Principal payment on the loan amounts to (BP)8 ($13) and is payable in monthly installments through October
2007.  The interest rate was fixed at 8.33% in October 1997 and interest is
payable monthly.                                                                         1,544                    1,612

Interest-free term loan of one of the Company's Dutch subsidiaries.  Principal
payable annually, in equal installments, over 5 years beginning April 1997.              1,432                    1,695

Mortgage loan payable of one of the Company's British subsidiaries, collateralized by a mortgage on all of the assets of that subsidiary as well as a keepwell letter signed by the Company.  Principal payment on the loan amounts to(BP)8 ($13) and is payable in monthly installments through June
2006.  Interest is payable monthly at a fixed rate of 8.90%.                             1,317                    1,410

Term loan of one of the Company's British subsidiaries, collateralized by current assets of the subsidiary up to(BP)750 ($1,207) and a(BP)1,000 guarantee from the Company.  Payment will be due seven years from final drawdown,
and interest is payable quarterly at 8.50%                                               1,275                      484

Mortgage loans payable of one of the Company's Dutch subsidiaries, collateralized by mortgages on certain fixed assets of the subsidiary up to Dfl
2,350 ($1,247) which have a net book value of Dfl 6,305 ($3,346) as well as a keepwell letter duly signed by the Company.  Principal payments on these loans are Dfl 150 ($80) and are payable in semi-annual and annual installments.  Interest is payable in quarterly installments at a fixed rate of
6.80%.                                                                                   1,274                    1,432

Mortgage loan carrying a 9.2% fixed rate with monthly payments of principal and interest of $18 through October 1, 2006.  Loan is collateralized by a mortgage on certain domestic property with a net book value of $1,132 at
September 30, 1998.                                                                      1,230                    1,328

                                                                                         1998                    1997
                                                                                  -----------------      -------------------
Various secured loan agreements collateralized by certain assets of the Company.
The loan agreements carry various maturities and interest rates ranging from
7.0% to 12.5%. Interest and principal paid monthly or
quarterly.                                                                                    1,140                    1,922
Various secured loan agreements of the Company's French subsidiaries collateralized by certain assets of the subsidiary.  The loan agreements carry various maturities and interest rates ranging from 4.37% to 10.45%.  Interest
and principal paid monthly or quarterly.                                                        918                      785
Various other                                                                                 1,127                    1,395
                                                                                  -----------------      -------------------
Total                                                                                       134,745                  135,587
Less current maturities                                                                       2,114                    2,553
                                                                                  -----------------      -------------------
Long-term debt less current maturities                                            $         132,631      $           133,034
                                                                                  =================      ===================


     In June of 1997, the Company issued the Series A Senior Notes at face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 1998, accumulated amortization of debt offering costs totaled $1,023. Pursuant to the note indenture, 35% of the outstanding Senior Notes may be redeemed through June of 2000 using proceeds of a public equity offering. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. The terms of the Senior Notes limit the amount of additional indebtedness incurred by the Company and its subsidiaries and restrict certain payments, specifically dividends on preferred and common stock. The terms, however, do allow for dividend payments on currently outstanding preferred stock in accordance with the terms of the preferred stock and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above dividend limitations may not be decreased, but may be increased, based upon the Company's results of operations and other factors. In November of 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

     Maturities of the Company's debt are as follows:

                         YEARS ENDED
                        SEPTEMBER 30,                         AMOUNTS
                       --------------                         -------
                           1999                               $ 2,114
                           2000                                 1,753
                           2001                                 1,819
                           2002                                 1,783
                           2003                                 1,420
                          Thereafter                          125,856


NOTE 8  - CREDIT ARRANGEMENTS

     In April 1996, the Company established a domestic $15 million revolving line of credit to be repaid on or before the facility's expiration date of April 17, 2000. The credit facility is secured by certain domestic accounts receivable and inventory and requires an unused line fee of .25% per annum. As of September 30, 1998, 1997 and 1996, there were no borrowings under this agreement.

     The Company maintains several foreign lines of credit through its wholly-owned subsidiaries. These facilities totaled $18,628 at September 30, 1998. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $10,722 at September 30, 1998.

     The weighted average interest rates charged on short-term borrowings under the Company's various credit facilities at September 30, 1998, 1997 and 1996 were 6.47%, 6.43% and 6.61%, respectively.


NOTE 9  -  INVESTMENT IN JOINT VENTURES

     During February 1996, Wedco commenced legal action against WedTech, Inc., a Canadian corporation ("WedTech"), which was, at that time, owned 50% by Wedco and 50% by Polyvector Corporation, a Canadian corporation, which is also a defendant in the action. Such litigation was assumed by the Company in connection with its April 1996 acquisition of Wedco. As successor to such claims, the Company alleged, among other things, that the various defendants breached the terms of the shareholders' agreement among Wedco and the defendants. The defendants also filed counterclaims in the action alleging that ICO and Wedco breached the shareholders' agreement. Due to these circumstances, including the ongoing litigation, the Company did not have the ability to exercise significant influence over WedTech for the five-month period ended September 30, 1996 and for the first seven months of fiscal year 1997, and thus the cost method of accounting was applied to this investment during those periods. In April 1997, as a result of a court order, the Company's designated board member and officer of WedTech were appointed, and management of the Company considers significant influence to have existed from that point forward, as defined by accounting authoritative guidance. As a result of the change in circumstances, the Company began accounting for its investment in WedTech using the equity method of accounting in May 1997; operating results for periods prior thereto were immaterial for restatement from cost to equity method accounting. During the first quarter of fiscal 1998, the Company sold its investment in WedTech to Polyvector for $14,484 and recognized a pre-tax gain of $11,773.


NOTE 10 - SHAREHOLDERS' EQUITY

     During November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each Preferred Share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to additional paid-in capital. Preferred Stock dividends of $1.6875 per depositary share are paid annually.

     Cash dividends paid during the fiscal years ended September 30, 1998 and 1997 equaled $2,176 during both years on the Company's Preferred Stock. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 1998 totaled $2,779.

     Cash dividends paid during the fiscal years ended September 30, 1998 and 1997 equaled $4,823 and $4,559, respectively, on the Company's common stock, of which $993 and $637, respectively, represented a liquidating dividend paid from Additional Paid-in Capital. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 1998 totaled $4,460.

         In connection with the Company's 1992 debt restructuring, 801,750 Common Stock Purchase Warrants (expiring July 2002) were issued and are outstanding and currently exercisable at $5.00 as of September 30, 1997. During the year ended September 30, 1998, 180,000 of these warrants were exercised and the Company received proceeds of $900.

         On October 31, 1997, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") and declared a dividend of one Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. The rights are designed to assure that all Shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics to gain control of ICO without paying all Shareholders a control premium. Each right entitles the holder to purchase one-thousandth of a share of a newly authorized series of the Company's preferred stock at a purchase price of $30. Each one-thousandth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not presently exercisable, and are currently evidenced by the Company's common stock certificates and trade automatically with the common stock.

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

NOTE 11 - STOCK OPTION PLANS AND COMMON STOCK WARRANTS

         The table below summarizes the Company's six stock option plans. The number of options indicates the number of common shares underlying the options authorized by the Company's board of directors and shareholders. All the plans allow grants for 10 years from each plan's effective date. All options granted to date are currently vested, however, future options granted may carry vesting schedules at the discretion of a committee of the Board of Directors.


             PLAN                                                NUMBER OF OPTIONS           EFFECTIVE DATE OF PLAN
-------------------------------------------------------          -----------------           ----------------------
1998 Stock Option Plan                                                600,000                January 12, 1998
1996 Stock Option Plan                                                800,000                August 29, 1996
1995 Stock Option Plan                                                400,000                August 15, 1995
1994 Stock Option Plan                                                400,000                July 1, 1994
1993 Restated Non-Employee Director Stock Option Plan                 160,000                June 16, 1993
1985 Stock Option Plan                                                310,000                January 2, 1985


         For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee Directors at a price not less than 100% of the fair market value of the stock at the date of grant. There were 538,700, 174,000, and 55,400 shares available for grant at September 30, 1998, 1997 and 1996, respectively. The following is a summary of stock option activity for the three years ended September 30:


                                                              1998                   1997                          1996
                                                   ------------------------  -----------------------    ------------------------
                                                                WEIGHTED                 WEIGHTED                     WEIGHTED
         FIXED OPTIONS                             SHARES       AVERAGE      SHARES      AVERAGE        SHARES        AVERAGE
                                                   (000'S)   EXERCISE PRICE  (000'S)  EXERCISE PRICE    (000'S)    EXERCISE PRICE
                                                   -------   --------------  -------  --------------    -------    --------------
Outstanding at beginning
 of year ....................................         1,407     $  5.80           810     $   5.18           487     $    5.12
Granted .....................................           322        4.99           770         6.26           470          5.19
Exercised ...................................           (36)       4.89          (156)        4.96           (80)         4.68
Forfeited ...................................          (102)       5.68           (17)        5.09           (67)         5.46
                                                 ----------                ----------                 ----------
Outstanding at end of year ..................         1,591     $  5.68         1,407     $   5.80           810     $    5.18
                                                 ==========                ==========                 ==========
Options exercisable at year end .............         1,591     $  5.68         1,407     $   5.80           810     $    5.18
                                                 ==========                ==========                 ==========
Weighted average fair value of
options granted during year
($/share) ...................................                   $  1.46                   $   2.15                   $    1.83

     The following table summarizes information about fixed stock options outstanding at September 30, 1998:


                                    NUMBER OUTSTANDING             WEIGHTED AVERAGE             WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES           AT 9/30/98 (000's)        REMAINING CONTRACTUAL LIFE         EXERCISE PRICE
--------------------------          ------------------        ---------------------------        --------------
        $3.00 - $5.25                     705                       8 years                           $ 4.77
        $5.31 - $7.19                     808                       8 years                           $ 6.28
        $7.22 - $9.75                      78                       9 years                           $ 7.66
                                      -------
                                        1,591
                                      =======

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

                              1998                      1997                      1996
                    -----------------------   -----------------------   ------------------------
                    As Reported   Pro Forma   As Reported   Pro Forma   As Reported    Pro Forma
                    -----------   ---------   -----------   ---------   -----------    ---------
Net income (loss)    $   6,006    $   5,555    $   6,098    $   4,439    $  (1,060)    $  (1,922)
Basic EPS            $    0.18    $    0.15    $    0.19    $    0.11    $   (0.24)    $   (0.31)
Diluted EPS          $    0.17    $    0.15    $    0.19    $    0.11    $   (0.24)    $   (0.30)

         The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:


                                                               1998               1997               1996
                                                              ------             ------             -----
Expected life of options                                    7.5 years          7.3 years          7.3 years
Expected dividend yield over life of options                    3.57%              3.50%              3.50%
Expected stock price volatility                                31.00%             37.10%             40.20%
Risk-free interest rate                                         5.60%              6.40%              6.00%

NOTE 12  - INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                      YEARS ENDED SEPTEMBER 30,
                             ---------------------------------------
                                1998          1997           1996
                             ----------    ----------     ----------
Domestic                     $    5,884    $    5,492     $   (4,592)
Foreign                           4,897         4,756          2,900
                             ----------    ----------     ----------
                             $   10,781    $   10,248     $   (1,692)
                             ==========    ==========     ==========

     The provision for income taxes consists of the following:

                                          YEARS ENDED SEPTEMBER 30,
                             ----------------------------------------------
                                  1998             1997             1996
                             ------------     ------------     ------------
Current:
     Federal                 $         --     $         44     $        161
     State                            892              149              165
     Foreign                        2,146            2,024              839
                             ------------     ------------     ------------
                                    3,038            2,217            1,165
                             ------------     ------------     ------------
Deferred:
     Federal                        2,704            1,707           (1,479)
     State                            434              353             (318)
     Foreign                       (1,401)            (127)              --
                             ------------     ------------     ------------
                                    1,737            1,933           (1,797)
                             ------------     ------------     ------------
Total:
     Federal                        2,704            1,751           (1,318)
     State                          1,326              502             (153)
     Foreign                          745            1,897              839
                             ------------     ------------     ------------
                             $      4,775     $      4,150     $       (632)
                             ============     ============     ============

         A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                ----------------------------------------------
                                                                     1998             1997             1996
                                                                ------------     ------------     ------------
Tax expense (benefit) at statutory rate                         $      3,773     $      3,586     $       (592)
Change in the deferred tax assets valuation allowance                   (110)              --           (1,365)
Non-deductible expenses and other, net                                   806             (387)             398
Foreign tax rate differential                                           (968)             233             (192)
Goodwill amortization and write-downs                                    259              268            1,328
State taxes, net                                                       1,015              450             (209)
                                                                ------------     ------------     ------------
                                                                $      4,775     $      4,150     $       (632)
                                                                ============     ============     ============

              Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                   SEPTEMBER 30,
                                                           -----------------------------
                                                                1998             1997
                                                           ------------     ------------
Deferred tax assets:
    Net operating and capital loss carryforwards           $      1,831     $      2,373
    Tax credit carryforward                                         965            1,023
    Insurance accruals                                              724              801
    Other accruals                                                  405              174
    Bad debt allowance                                              278              249
    Compensation accruals                                           539              799
    Legal accruals                                                  236              572
    Joint Venture accruals                                           --              698
    Inventory                                                       306              282
    Other                                                           564               33
                                                           ------------     ------------
                                                                  5,848            7,004
                                                           ------------     ------------
Deferred tax liabilities:
    Depreciation and land                                       (10,238)          (8,192)
    Deferred revenue                                               (281)            (306)
                                                           ------------     ------------
                                                                (10,519)          (8,498)
                                                           ------------     ------------

Valuation allowance on deferred tax assets                       (1,629)          (2,157)
                                                           ------------     ------------
Net deferred tax assets (liabilities)                      $     (6,300)    $     (3,651)
                                                           ============     ============

         Effective with the fiscal 1996 acquisition of Wedco, the Company changed its assessment of the valuation allowance to only reserve against capital losses, expiring NOLs, and expiring credit carryforwards, all of which are not expected to be utilized. The Company reduced the valuation allowance during 1997 and 1998 to reflect the expiration of certain federal tax credits. The Company further reduced the valuation allowance in 1998 to reflect the utilization and expiration of capital losses. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

         The Company has for tax return purposes $5,387 in net operating loss carryforwards, which expire between 2000 and 2008, and $965 in investment, alternative minimum and other tax credit carryforwards which if utilized will result in a cash savings. The tax credits are expected to expire unused except $248 in alternative minimum tax credits, which have no expiration.

         A change in ownership under the Internal Revenue Code has occurred which limits the utilization of a majority of the Company's NOLs and credits to approximately $677 each year through their expiration.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell it stock in the subsidiaries.

NOTE 13  - EMPLOYEE BENEFIT PLANS

         The Company maintains several benefit plans which cover all domestic employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary the employee is employed by. All plans have a salary deferral feature which allow employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. The Company matches the employee's contribution with ICO stock or a monetary contribution. An employee's interest in the Company's contributions and earnings is vested over service dates ranging from one year of service to seven years of service, depending on the plan.

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

         Wedco Holland B.V. also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may opt between the ages of 60-62 for early retirement. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries at date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been built up by means of annual premiums and what is necessary to be paid out during the early retirement period. Note that the current pre-pension accrual is only for the amount which will have to be paid to those employees who may opt to go with early retirement within the term of the current plan. Another part of the pre-pension is an individual pension feature. Under this feature, employees who are at least 25 years of age and have at least one year of service (excluding management) may contribute during their employment periods to build additional pension rights. If employees contribute, the Company will, in turn, contribute annually towards the employees' pre-pension benefit up to a maximum of Dfl 500 ($250 using September 30, 1998 exchange rates).

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

         J.R. Courtenay Ltd. and Courtenay Polymers Pty. Ltd., in New Zealand and Australia respectively, maintain superannuation plans. These plan are defined contribution plans and are required by law. They require the Company to contribute 5% to 10% of the employees' ordinary salary depending upon the length of employment. There are no waiting periods before being eligible to join the plan.

         Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 1998, 1997 and 1996 was $1,084, $990, and $419, respectively.

NOTE 14  - RELATED PARTY TRANSACTIONS

         During 1989, Wedco sold certain assets of its former subsidiary, Tri-Delta Technology, Inc., for $750, of which $369 is outstanding as of September 30, 1998, from TDT, Inc. (TDT). TDT is an affiliate of William E. Willoughby, who is currently a director of ICO. Interest is charged monthly at a rate equivalent to the U.S. prime rate plus 1% (8.49% at September 30, 1998). TDT is required to make monthly payments of principal and interest in the amount of $11 through December 2001, at which time any remaining principal and interest is due; TDT is current on all payments. All amounts owed to the Company by TDT are personally guaranteed by William E. Willoughby and are collateralized by 88,000 shares of ICO common stock.


NOTE 15  - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases which expire at various dates through fiscal 2002. Rental expense was approximately $6,168 in 1998, $4,782 in 1997, and $2,951 in 1996. Future minimum rental payments as of September 30, 1998 are due as follows:

                 1999                                          $4,529
                 2000                                           4,092
                 2001                                           3,062
                 2002                                           2,052
                 2003                                           1,289
                 Thereafter                                     5,254

         The Company is a named defendant in eight cases involving eight plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; August 24, 1994; June 29, 1995; June 29, 1995; August 15, 1995; and July 23,
1997). The Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. Also, during the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, Incorporated ("Baker Hughes"), pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

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

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes prejudgment interest on the jury award. The Company may also be entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

         Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas ("Lefas"), the principal shareholder of Polyvector, and Fred Feder ("Feder"), a former director of Wedco, which is pending in the federal district court for the District of New Jersey. Wedco alleges, among other things, that Lefas and Polyvector have breached certain terms of the shareholders' agreement among Wedco and the defendants and seeks damages for such breaches. Wedco also alleges, among other things, that Feder has breached his fiduciary duty to Wedco. WedTech (which had been 50% owned by each Wedco and Polyvector), Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. Discovery is scheduled to end in the New Jersey action in early March, 1999, and a jury trial is expected in late spring, 1999. The outcome of this litigation cannot be predicted, but the Company believes it has meritorious defenses to the counterclaims and third party claims. A proceeding initiated on June 25, 1998 has been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief. The proceeding is at a very early stage, but it would appear that the factual complaints raised in the Canadian litigation duplicate the claims raised in the New Jersey litigation. It is the intention of the Company to seek an order staying the Canadian litigation.

         Permian Enterprises, Inc. ("Permian"), a wholly-owned subsidiary of the Company, was a defendant in a case filed on June 16, 1995 by Tidelands Oil Production Company ("Tidelands") in the Superior Court of Los Angeles, California (Long Beach division) which alleged that Permian was liable for damages exceeding $1.1 million, plus interest, and other costs, suffered by Tidelands and third parties resulting from the failure of an elbow fitting allegedly lined by Permian. On September 24, 1998, following a jury trial on all issues, the court entered a judgment in favor of Permian. The time period for Tidelands to file a notice of intent to appeal has lapsed. Thus, the judgment in favor of Permian is now final and this matter is at a conclusion. The Company is seeking reimbursement for certain of its fees and expenses related to this litigation.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made with the International Court of Arbitration of the International Chamber of Commerce on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce, arises in connection with a Foreign Collaboration Agreement entered into between it and BHTS, whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96 million, calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co- respondent, Baker Hughes Incorporated. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The arbitration proceeding, which is being conducted in London, England, is at an early stage, with answers to OCTL's claim having been filed in November 1998. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

         The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.

NOTE 16  - SUPPLEMENTAL CASH FLOW INFORMATION

As more fully discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with all acquisitions in 1998, 1997 and 1996:


                                                            YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                      1998             1997             1996
                                                 ------------     ------------     ------------
Trade receivables                                $      3,916     $     21,248     $      7,011
Related party receivables                                  --              703              645
Inventories                                             3,620            6,751            1,353
Prepaid expenses and other assets                         629            2,887            2,727
Property, plant and equipment                           6,399           21,851           42,797
Goodwill                                                8,020           20,666           29,307
Investment in joint ventures                               --           (1,689)           4,538
Deferred tax asset                                        197            1,232              156
Accounts payable                                       (2,572)          (9,696)          (1,962)
Accrued liabilities                                    (1,588)          (9,164)          (6,889)
Deferred tax liability                                   (982)          (3,993)          (1,055)
Long-term debt                                           (147)         (13,360)         (21,239)
Common stock issued                                        --           (8,040)         (51,436)
                                                 ------------     ------------     ------------
Cash paid, net of cash acquired                  $     17,492     $     29,396     $      5,953
                                                 ============     ============     ============

         During 1998, the Company exchanged $562 of debt for 114,917 shares of common stock.

         In 1996 the Company purchased real estate by issuing debt of $80.

         During fiscal years 1998, 1997 and 1996, the Company issued to employees $504, $333, and $199 worth of common stock, respectively, in connection with the Company's domestic benefit plans. See Note 13 "Employee Benefit Plans".

NOTE 17  - SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company operates in two industry segments. In the petrochemical processing segment, the Company provides grinding, air milling, compounding and ancillary services for petrochemical resins produced in pellet form, formulates and manufactures concentrated products for blending with petrochemical resins to give finished products desired characteristics such as color or ultraviolet resistance protection and provides related distribution services. In the oilfield services segment, the Company serves the energy and steel industries by providing testing, inspection, reconditioning, and coating services and equipment. Transactions between the two business segments do not materially affect the information presented below.


                                      PETROCHEMICAL
                                     PROCESSING SALES  OILFIELD SALES      TOTAL         GENERAL
                                       AND SERVICE      AND SERVICES     OPERATIONS     CORPORATE        CONSOLIDATED
                                       ------------     ------------    ------------    ----------       ------------
NET REVENUES
YEARS ENDED SEPT. 30,
1998                                   $    177,232     $    104,111    $    281,343    $         --     $    281,343
1997                                        100,018           98,024         198,042              --          198,042
1996                                         19,295           89,055         108,350              --          108,350
DEPRECIATION AND
AMORTIZATION
YEARS ENDED SEPT. 30,
1998                                   $      9,524     $      5,622    $     15,146    $        243     $     15,389
1997                                          6,124            4,996          11,120             229           11,349
1996                                          1,846            5,078           6,924             306            7,230
OPERATING INCOME (LOSS)
YEARS ENDED SEPT. 30,
1998                                   $     10,526     $     13,025    $     23,551    $    (14,475)    $      9,076
1997                                          8,180           14,447          22,627          (9,217)          13,410
1996                                         (4,068)          11,562           7,494          (9,891)          (2,397)
CAPITAL EXPENDITURES
YEARS ENDED SEPT. 30,
1998                                   $     18,018     $      7,752    $     25,770    $        373     $     26,143
1997                                         10,954            4,548          15,502             245           15,747
1996                                          1,533            6,637           8,170             542            8,712
IDENTIFIABLE ASSETS
AT SEPT. 30,
1998                                   $    200,718     $     69,491    $    270,209    $     58,468     $    328,677
1997                                        163,882           65,377         229,259          92,494          321,753
1996                                         82,498           62,191         144,689          17,483          162,172

                  Information regarding the Company's operations in different geographical areas is presented below. The European Operations consist mostly of petrochemical sales and services of the Company's various European subsidiaries.


                                      UNITED                                        TOTAL             GENERAL
                                      STATES        EUROPE          OTHER         OPERATIONS         CORPORATE        CONSOLIDATED
                                      ------        ------          -----         ----------         ---------        ------------
NET REVENUES
YEARS ENDED SEPT.  30,
1998                                $ 167,523      $ 95,898       $ 17,922          $ 281,343         $      --         $ 281,343
1997                                  144,528        43,684          9,830            198,042                --           198,042
1996                                   91,764         9,934          6,652            108,350                --           108,350
OPERATING INCOME (LOSS)
YEARS ENDED SEPT.  30,
1998                                $  15,259      $  7,349       $    943          $  23,551         $ (14,475)        $   9,076
1997                                   15,599         5,111          1,917             22,627            (9,217)           13,410
1996                                    4,560         2,098            836              7,494            (9,891)           (2,397)
IDENTIFIABLE ASSETS
AT SEPT.  30,
1998                                $ 149,329      $ 96,607       $ 24,273          $ 270,209         $  58,468         $ 328,677
1997                                  136,920        85,317          7,022            229,259            92,494           321,753
1996                                  111,776        30,306          2,607            144,689            17,483           162,172

         Operating income reflected above includes net revenues, less costs and expenses of operations, including special items discussed more fully in Note 3 - Special Items. In computing operating income, other income (expenses), including interest, and income taxes on the Consolidated Statements of Operations have been excluded. Corporate expenses include general corporate expense including the cost of corporate officers and all domestic legal expenses. Corporate identifiable assets consist of cash, cash equivalents, deferred tax assets, unamortized bond offering costs, and total income taxes payable or receivable.

NOTE 18  - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 1998 and September 30, 1997, respectively.


                                                                       THREE MONTHS ENDED
                                               -------------------------------------------------------------
                                               DECEMBER 31,      MARCH 31,        JUNE 30,      SEPTEMBER 30,
                                                  1997 (1)          1998            1998            1998
                                               ------------     ------------    ------------    ------------
Net sales                                      $     65,565     $     71,002    $     73,184    $     71,592
Gross profit                                   $     16,407     $     18,103    $     17,766    $     17,211
Operating income                               $     (1,892)    $      4,296    $      3,820    $      2,852
Net income                                     $      3,680     $      1,094    $        667    $        565
Basic earnings per common share                $       0.14     $       0.03    $       0.01    $       0.00
Diluted earnings per common share              $       0.14     $       0.03    $       0.01    $       0.00
Basic weighted average shares outstanding        21,760,000       21,840,000      21,944,000      21,963,000
Diluted weighted average shares outstanding      22,160,000       21,916,000      21,964,000      21,975,000


         (1) During the first quarter of fiscal 1998, the Company sold its equity investment in WedTech for $14,484 and recognized an pre-tax gain of $11,773.

                                                                    THREE MONTHS ENDED
                                               ------------------------------------------------------------
                                               DECEMBER 31,      MARCH 31,       JUNE 30,      SEPTEMBER 30,
                                                   1996            1997            1997            1997
                                               ------------    ------------    ------------    ------------
Net sales                                      $     36,520    $     45,293    $     55,316    $     60,913
Gross profit                                   $     12,282    $     12,721    $     15,465    $     16,272
Operating income                               $      2,909    $      3,395    $      3,970    $      3,136
Net income                                     $      1,847    $      1,732    $      1,628    $        891
Basic earnings per common share                $       0.06    $       0.06    $       0.05    $       0.02
Diluted earnings per common share              $       0.06    $       0.06    $       0.05    $       0.02
Basic weighted average shares outstanding        19,977,000      20,909,000      21,307,000      21,483,000
Diluted weighted average shares outstanding      20,145,000      21,177,000      21,394,000      21,730,000

                                 EXHIBIT INDEX


EXHIBIT NO.                           EXHIBIT
-----------                           -------
2.1              --    Share Purchase Agreement between Rotec Chemicals Ltd.  and the Registrant (filed as Exhibit 99.2 to
                       Form 8-K dated May 12, 1997)
2.2              --    Framework Agreement and Stock Sale & Purchase Agreements dated July 21, 1997 among ICO, Inc.,
                       Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr. Francesco
                       Panzini, and Mr. Massimo Viviani (filed as Exhibit 2 to Form 8-K dated August 5, 1997)
 2.3             --    Agreement for sale & purchase of all the share capital of J.R. Courtenay (N.Z.)  Ltd. dated March 20,
                       1998 among ICO, Inc., ICO Technology, Inc. (a wholly owned subsidiary of the Company), Mr. J. R.
                       Courtenay, Mr. Dario Masutti and Mr. R. Narev and Mr. J. R. Courtenay, together as trustees  (Filed as
                       Exhibit 2 to Form 8-K dated April 15, 1998)
2.4              --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)
3.1              --    Articles of Incorporation of the Company dated March 20, 1998.  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2**            --    Statement of Designation of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998
3.3**            --    Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March
                       30, 1998
4.0              --    By-Laws of the Company dated March 20, 1998.  (filed as Exhibit 3.2 to Form 10-Q dated August 13,
                       1998)
4.1              --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)
4.2              --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                       State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due
                       2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)
4.3              --    Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)
4.4              --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National
                       Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)
4.5              --    Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of
                       the Company and the Wedco Shareholders Group, as defined (filed as Exhibit   4.4 to Form S-4 dated
                       May 15, 1996)

EXHIBIT NO.                                        EXHIBIT
-----------                                        -------
4.6              --    Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and  Harris
                       Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22,  1997)
4.7              --    Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)
10.1             --    Amended and Restated Business Loan Agreement dated February 21, 1997 between the Registrant  and
                       Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)
10.2             --    Substituted First Amendment to Amended and Restated Business Loan Agreement by and between the
                       Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated
                       August 14, 1997)
10.3             --    Second Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                       Bank of America, Texas, N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October
                       3, 1997)
10.4             --    Third Amendment to Amended and Restated Business Loan Agreement between the Registrant and
                       Bank of America, Texas, N.A. dated July 17, 1998.  (filed as Exhibit 10.4 to form 10-Q dated August 13,
                       1998)
10.5             --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy
                       Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.6             --    1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 99 to the
                       Registrant's Form S-8 dated September 13, 1993)
10.7             --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement
                       dated June 24, 1994 for the Annual Meeting of Shareholders)
10.8             --    ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 10, 1995 for the Annual Meeting of Shareholders)
10.9             --    ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 29, 1996 for the Annual Meeting of Shareholders)
10.10            --    ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       January 23, 1998 for the Annual Meeting of Shareholders)
10.11            --    Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form
                       S-4 dated May 15, 1996)
10.12            --    Consulting Agreement-- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15,
                       1996)
10.13            --    Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4  dated
                       May 15, 1996)
10.14            --    Addendum to Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.15 to form
                       S-4 dated May 15, 1996)
10.15            --    Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May 15, 1996)
10.16            --    Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
10.17            --    Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                       (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

EXHIBIT NO.                                        EXHIBIT
-----------                                        -------
10.18            --    Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)
10.19            --    Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).
10.20**          --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro
10.21**          --    Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
10.22**          --    Employment Agreement dated June 18, 1984 by and between a wholly-owned subsidiary of the
                       Registrant and Theo J.M.L. Verhoeff
11.0**           --    Statement Regarding Computation of Per Share Earnings
21**             --    Subsidiaries of the Company
23.1**           --    Consent of Independent Accountants
27**             --    Financial Data Schedule


-----------------
** Filed herewith