Form 10-Q
period 1998-12-31
ICO INC
filed 1999-02-16
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       -----    -----

                         Commission File Number 0-10068


                                    ICO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                        76-0566682
------------------------                   ------------------------------------
(State of incorporation)                   (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas              77077
--------------------------------------------           ----------
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

                              YES [X]   NO [ ]


                Common stock, without par value 22,113,646 shares
                       outstanding as of February 12, 1999

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                                                     PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of December 31, 1998 and
                September 30, 1998..................................................................................    3

                Consolidated Statements of Operations for the Three Months
                Ended December 31, 1998 and 1997....................................................................    4

                Consolidated Statements of Comprehensive Income for the
                Three Months ended December 31, 1998 and 1997.......................................................    5

                Consolidated Statements of Cash Flows for the Three Months
                Ended December 31, 1998 and 1997....................................................................    6

                Notes to Consolidated Financial Statements..........................................................    7

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................    9

        Item 3. Quantitative and Qualitative Disclosures About Market Risks.........................................   17


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings (no response required)............................................................    -

        Item 2. Changes in Securities...............................................................................   18

        Item 3. Defaults upon Senior Securities (no response required)..............................................    -

        Item 4. Submission of Matters to a Vote of Security Holders (no response required)..........................    -

        Item 5. Other Information (no response required)............................................................    -

        Item 6. Exhibits and Reports on Form 8-K....................................................................   18

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)


                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                          1998               1998
                                                                      -------------      -------------
ASSETS
Current assets:
      Cash and equivalents                                            $      44,339      $      51,135
      Trade receivables (less allowance for doubtful accounts
         of $1,552 and $1,690, respectively)                                 49,942             56,868
      Inventories                                                            28,574             29,963
      Deferred tax asset                                                      1,492              3,154
      Prepaid expenses and other                                              3,135              4,320
                                                                      -------------      -------------
         Total current assets                                               127,482            145,440
                                                                      -------------      -------------
Property, plant and equipment, at cost                                      188,757            184,683
      Less - accumulated depreciation and amortization                      (69,793)           (67,384)
                                                                      -------------      -------------
                                                                            118,964            117,299
                                                                      -------------      -------------
Other assets:
      Goodwill (less accumulated amortization of $6,992
         and $6,592, respectively)                                           57,482             57,304
      Debt offering costs                                                     4,060              4,180
      Other                                                                   4,830              4,454
                                                                      -------------      -------------
                                                                      $     312,818      $     328,677
                                                                      =============      =============
LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt     $      10,257      $      12,836
      Accounts payable                                                       22,467             24,220
      Accrued interest                                                        1,275              4,395
      Accrued insurance                                                       2,027              1,790
      Accrued salaries and wages                                              1,552              2,372
      Income taxes payable                                                      603                 43
      Other accrued expenses                                                  8,933             10,564
                                                                      -------------      -------------
Total current liabilities                                                    47,114             56,220
Deferred income taxes                                                         6,927              9,454
Long-term liabilities                                                         2,035              2,056
Long-term debt, net of current portion                                      132,182            132,631
                                                                      -------------      -------------
         Total liabilities                                                  188,258            200,361
                                                                      -------------      -------------
Commitments and contingencies                                                  --                 --
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares
         authorized; 322,500 shares issued and outstanding
         with a liquidation preference of $32,250                                13                 13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and
         outstanding                                                           --                 --
      Common stock, without par value - 50,000,000 shares
         authorized; 22,108,153 shares issued and outstanding                39,170             39,170
      Additional paid-in capital                                            108,725            108,725
      Accumulated other comprehensive loss                                   (1,472)            (1,890)
      Accumulated deficit                                                   (21,876)           (17,702)
                                                                      -------------      -------------
                                                                            124,560            128,316
                                                                      -------------      -------------
                                                                      $     312,818      $     328,677
                                                                      =============      =============

              The accompanying notes are an integral part of these
                             financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)


                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1998            1997
                                                              --------        --------

Revenues:
     Petrochemical processing sales and services              $ 44,242        $ 39,344
     Oilfield sales and services                                18,549          26,220
                                                              --------        --------
Total net revenues                                              62,791          65,564
                                                              --------        --------
Cost and expenses:
     Cost of sales and services                                 47,993          49,157
     Selling, general and administrative                        10,472          13,344
     Litigation charges                                           --             1,200
     Depreciation                                                3,537           2,881
     Amortization of intangibles                                   708             874
                                                              --------        --------
                                                                62,710          67,456
                                                              --------        --------
Operating income (loss)                                             81          (1,892)
                                                              --------        --------
Other income (expense):
     Gain on sale of equity investment                            --            11,773
     Interest income                                               649           1,085
     Interest expense                                           (3,470)         (3,495)
     Other                                                          (1)             63
                                                              --------        --------
                                                                (2,822)          9,426
                                                              --------        --------
Income (loss) before taxes                                      (2,741)          7,534
Provision for income taxes                                         327          (3,854)
                                                              --------        --------
Net income (loss)                                             $ (2,414)       $  3,680
                                                              --------        --------
Preferred Dividends                                                544             544
                                                              --------        --------
Net income (loss) applicable to common stock                  $ (2,958)       $  3,136
                                                              ========        ========
Basic earnings (loss) per share (see Note 3)                  $   (.13)       $    .14
                                                              ========        ========
Diluted earnings (loss) per share (see Note 3)                $   (.13)       $    .14
                                                              ========        ========


              The accompanying notes are an integral part of these
                             financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 (Unaudited and in thousands, except share data)


                                                          THREE MONTHS ENDED DECEMBER 31,
                                                          -------------------------------
                                                              1998               1997
                                                            --------           --------
Net Income (loss)                                           $ (2,414)          $  3,680
Other comprehensive income (loss)
     Foreign currency translation adjustment                     418             (1,494)
                                                            --------           --------
Comprehensive income (loss)                                 $ (1,996)          $  2,186
                                                            ========           ========


              The accompanying notes are an integral part of these
                             financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited and in thousands, except share data)


                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   1998             1997
                                                              --------------    -------------
Cash flows from operating activities:
     Net income (loss)                                           $   (2,414)   $    3,680
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                    4,245         3,755
     Gain on sale of equity investment                                 --         (11,773)
     Changes in assets and liabilities, net of the effects
        of business acquisitions:
         Receivables                                                  6,818        (3,587)
         Inventories                                                  2,276        (2,224)
         Prepaid expenses and other assets                              (98)           73
         Income taxes payable                                           572         3,329
         Deferred taxes                                                (883)           32
         Accounts payable                                            (1,747)        5,984
         Accrued interest                                            (3,120)       (2,870)
         Accrued expenses                                            (2,658)        1,896
                                                                 ----------    ----------
         Total adjustments                                            5,405        (5,385)
                                                                 ----------    ----------
     Net cash provided by (used for) operating activities             2,991        (1,705)
                                                                 ----------    ----------
Cash flows used for investing activities:
     Capital expenditures                                            (5,393)       (6,320)
     Acquisitions, net of cash acquired                                --          (2,114)
     Disposition of equity investment, net of expenses                 --           4,086
     Dispositions of property, plant and equipment                       79           220
                                                                 ----------    ----------
         Net cash used for investing activities                      (5,314)       (4,128)
                                                                 ----------    ----------
Cash flows used for financing activities:
     Net proceeds from sale of stock                                   --             983
     Payment of dividend on preferred stock                            (544)         (544)
     Payment of dividend on common stock                             (1,216)       (1,200)
     Additional debt                                                   --             782
     Debt repayments                                                 (2,713)       (2,387)
                                                                 ----------    ----------
     Net cash used for financing activities                          (4,473)       (2,366)
                                                                 ----------    ----------
Net decrease in cash and equivalents                                 (6,796)       (8,199)
Cash and equivalents at beginning of period                          51,135        83,892
                                                                 ----------    ----------
Cash and equivalents at end of period                            $   44,339    $   75,693
                                                                 ==========    ==========
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                       $      649    $    1,103
         Interest paid                                           $   (6,582)   $   (6,304)
         Income taxes paid                                       $      (13)   $     (458)


              The accompanying notes are an integral part of these
                             financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1998 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and the changes in its cash position for the three months ended December 31, 1998 and 1997. Results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        During April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that companies expense as incurred costs of start-up activities and organization costs. The Company is required to adopt SOP 98-5 in its financial statements for the fiscal year ending September 30, 2000. Upon adoption, the Company will be required to expense approximately $650,000 of organization costs and will account for the adoption of SOP 98-5 as the cumulative effect of an accounting change under APB Opinion No. 20, "Accounting Changes."

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

        Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three months ended December 31, 1998 and December 31, 1997, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.


                                                                THREE MONTHS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                                        1998                                         1997
                                      ---------------------------------------     ------------------------------------------
                                                               (In thousands, except share data)

                                         Income           Shares       Amount      Income           Shares         Amount
                                      -----------      -----------     ------    -----------      ----------     -----------
Net Income                            $    (2,414)                               $    3,680
Less: Preferred stock dividends               544                                       544
                                      -----------                                ----------
BASIC EPS                                  (2,958)      22,108,153     $(.13)         3,136       21,760,338        $ .14
                                                                       =====                                        =====
EFFECT OF DILUTIVE SECURITIES
   Options                                   --               --                        --           232,666
   Warrants                                  --               --                        --           166,722
                                      -----------      -----------               ----------      -----------
DILUTED EPS                           $    (2,958)      22,108,153     $(.13)    $    3,136       22,159,726        $ .14
                                      ===========      ===========     =====     ==========      ===========        =====


NOTE 4. COMPREHENSIVE INCOME

        As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new requirements for reporting comprehensive income and its components. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.


NOTE 5. INVENTORIES

        Inventories consisted of the following:

                                      DECEMBER 31, 1998          SEPTEMBER 30, 1998
                                      -----------------          ------------------
                                                     (In thousands)

Finished Goods                            $ 14,392                    $ 14,292
Raw Materials                                9,288                      10,302
Work in Progress                               920                       1,491
Supplies                                     3,974                       3,878
                                          --------                   ---------
                                          $ 28,574                    $ 29,963
                                          ========                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in all parts of this document, including, but not limited to, availability of liquidity for future capital expenditures, effects of the Year 2000 issue, the effect of legal proceedings, market conditions, future acquisitions, effects of the Euro adoption, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described in the Company's fiscal 1998 Form 10-K dated December 23, 1998.

INTRODUCTION

        The Company's revenue is classified within two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) distributing plastic powders, (2) grinding petrochemicals into powders (size reduction), providing ancillary services and selling grinding equipment manufactured by the Company, and (3) compounding sales and services, which include the manufacture and sale of concentrates. Distribution revenues include the operating results of the ICO Polymers companies and the distribution operations of Rotec and Verplast, all of which are wholly-owned subsidiaries of the Company and operate in Europe; a majority of the revenues generated by J.R. Courtenay (NZ) Ltd., which operates in New Zealand and Australia; and a small portion of the revenues generated by Wedco in the United States. The Company's distribution operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recorded as the services are performed or, in the case of product sales, upon shipment to third parties.

        The expansion of the Company's distribution business within the petrochemical processing segment has reduced overall petrochemical processing margins as a percentage of revenues. The gross margin percentages for the distribution business, as well as the concentrate manufacturing business, are, generally, significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. The distribution operations utilize the Company's processing facilities to improve the raw materials. In contrast, many of the Company's size reduction operations typically involve processing customer-owned material (referred to as "toll" processing).

        Cost of sales and services for the petrochemical processing and oilfield services segments is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of concentrate manufacturing operations and the Company's distribution business, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company; other sales and marketing expenses; communications costs; systems costs; insurance costs and legal and accounting professional fees.

        The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, it was to a lesser extent. These trends have been attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and declining demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices have declined, demand for oilfield products and services, including those provided by the Company, has softened. A significant decline in oil and, to a lesser extent, gas prices has occurred since the end of fiscal 1998, which has increased these effects. The Company's oilfield service revenues and income have been impacted by these factors and can be expected to continue to be adversely impacted if the current low level of oil and gas prices continues to persist. Although the Company is optimistic that market conditions will improve at some point, the timing of such a recovery cannot be predicted with certainty.

LIQUIDITY AND CAPITAL RESOURCES

        The following are considered by management as key measures of liquidity applicable to the Company:

                                                DECEMBER 31, 1998        SEPTEMBER 30, 1998
                                                -----------------        ------------------

Cash and cash equivalents                          $44,339,000               $51,135,000
Working capital                                     80,368,000                89,220,000
Current ratio                                              2.7                       2.6
Debt-to-capitalization                                .53 to 1                  .53 to 1

        Cash and cash equivalents decreased $6,796,000 during the three months ended December 31, 1998 due to the factors described below. The Company's working capital decreased during the three months ended December 31, 1998 from $89,220,000 at September 30, 1998 to $80,368,000 at December 31, 1998 as a
result of the factors described below.

        For the three months ended December 31, 1998, cash provided by (used for) operating activities increased to $2,991,000 from $(1,705,000) for the three months ended December 31, 1997. The increase occurred despite lower net income, and was primarily due to an increase in depreciation and amortization expense, the various changes in working capital accounts (particularly changes of accounts receivable, inventory, accounts payable, income taxes payable and accrued liabilities), and a gain on a sale of an equity investment included in the first quarter of fiscal 1998 results, which was classified as an investment activity in the statement of cash flows.

        Capital expenditures totaled $5,393,000 during the three months ended December 31, 1998, of which $2,063,000, related to the oilfield services business and the remaining $3,330,000 related to the petrochemical processing business. A majority of the expenditures, particularly within the oilfield service business, involved fulfilling commitments made by the Company during fiscal 1998. For the remainder of fiscal 1999, capital expenditures are expected to decline significantly from fiscal 1998 levels. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 1999 capital expenditure requirements.

        Cash flows used for financing activities increased to uses of $(4,473,000) during the three months ended December 31, 1998 from uses of $(2,366,000) during the first three months of fiscal 1998. The increase was the result of decreased borrowings and increased debt repayments in the first quarter of fiscal 1999, compared to the comparable 1998 period. The Company is currently examining its common stock dividend policy in light of current market conditions. It is expected that a decision regarding this policy will be made during the second quarter of fiscal 1999.

        As of January 31, 1999, the Company had approximately $19,875,000 of additional borrowing capacity available under various credit arrangements. Of this amount, $12,500,000 is available under the Company's domestic credit facility and the remaining sum is available under various foreign facilities. Currently, the Company has no outstanding indebtedness under its domestic credit facility.

        The terms of the Company's domestic credit facility and the Senior Notes limit the amount of liens and additional indebtedness that the Company can incur. The domestic credit facility is secured by certain receivables and inventories, and requires maintenance of certain financial ratios, which include minimum tangible net worth and profitability and maximum debt to total capitalization.

CONVERSION TO THE EURO CURRENCY

        The Company has a substantial portion of its operations within countries which adopted the Euro currency on January 1, 1999. The Company has begun to invoice and receive payments denominated in Euros whenever possible. The cost of achieving this has not been, and is not expected to be, material. The adoption of the Euro by the European Economic and Monetary Union is expected, from a competitive viewpoint, to benefit the Company to some extent as price transparency becomes a reality. The benefit will, however, be somewhat limited as transportation costs are an important consideration for the Company's customers. At this time, the Company anticipates that the impact of the Euro, with regard to currency exchange and taxation implications, will not have a material impact on the results of operations or the financial condition of the Company. Additionally, material contractual agreements of the Company are expected to continue without disruption.

RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                         % of                    % of
NET REVENUES (000's)                                          1998       Total        1997       Total
                                                            -------------------------------------------
Distribution                                                $18,782          42     $15,316          39
Size Reduction Services and Other Sales and Services         12,379          28      13,177          33
Compounding Sales and Services                               13,081          30      10,851          28
                                                            -------     -------     -------     -------
Total Petrochemical Processing Revenues                      44,242         100      39,344         100
                                                            -------                 -------
Exploration Sales and Services                                6,519          35       9,722          37
Production Sales and Services                                 7,093          38       8,948          34
Corrosion Control Sales and Services                          4,436          24       6,302          24
Other Sales and Services                                        501           3       1,248           5
                                                            -------     -------     -------     -------
Total Oilfield Sales and Services Revenues                   18,549         100      26,220         100
                                                            -------                 -------
                                                            $62,791                 $65,564
                                                            =======                 =======

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                         % of                    % of
                                                              1998       Total        1997       Total
OPERATING PROFIT (000's)                                    -------------------------------------------
Petrochemical Processing                                    $ 2,015          68     $ 1,882          40
Oilfield Sales and Services                                     928          32       2,870          60
                                                            -------     -------     -------     -------
Total Operations                                              2,943         100       4,752         100
General Corporate Expenses                                   (2,862)                 (6,644)
                                                            -------                 -------
Total                                                       $    81                 $(1,892)
                                                            =======                 =======


REVENUES.

        Consolidated revenues decreased $2,773,000 or 4% during the Company's first fiscal quarter of fiscal 1999 compared to the same quarter of fiscal 1998. The decrease resulted from a decline in Oilfield Service revenues partially offset by an increase in Petrochemical Processing revenues.

        Petrochemical Processing revenues increased $4,898,000 (12%) to $44,242,000 primarily due to the March 1998 acquisition of the J.R. Courtenay companies ("JRC"), in Australia and New Zealand and the acquisition of Soreco S.A. ("Soreco") in June 1998. Distribution revenues improved to $18,782,000, an increase of $3,466,000 (23%) over the first quarter of fiscal 1998. The increase resulted from the acquisition of JRC, offset by a decline in European revenues. The Company believes the decline in European revenues is primarily the result of declining polymer prices. This trend has motivated many customers to defer purchase of raw materials and draw down on their inventories, in the hope that resin prices will continue to fall and, thus, lower their raw material costs. This can result in a decline in demand of the Company's services when polymer prices are falling. Size reduction services and other sales and services revenues declined $798,000 (6%) to $12,379,000 during the first quarter of fiscal 1999 compared to the same quarter of fiscal 1998. This decline was the result of lower processing volumes across most of the Company's European locations partially offset by a modest increase within the Company's domestic operations. The European revenue decline is primarily the result of declining resin prices, as discussed above.

Compounding sales and service revenues improved from $10,851,000 to $13,081,000, representing a $2,230,000 (21%) increase in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. This increase was the result of greater domestic compounding revenues, due in large part to the mid-fiscal 1998 domestic compounding capacity expansion, and the acquisition of Soreco in June 1998.

        Oilfield Service revenues declined from $26,220,000 in the first quarter of fiscal 1998, to $18,549,000 in the first quarter of fiscal 1999, a decline of $7,671,000 (29%). The revenue decline was broad based, across all Oilfield Service product lines and was the result of declining demand for the Company's oilfield products and services. Declining demand is the result of significantly lower oil and gas prices and, as a result, significantly lower rig counts in both the United States and Canada, during the three months ended December 31, 1998, compared to the same period of the prior year. The Company has reacted to this environment by aggressively cutting costs, particularly by reducing oilfield service employee headcount, which has been reduced approximately 20% versus June 1998.

COSTS AND EXPENSES

        Gross margin (calculated as net revenues minus total costs of sales and services), as a percentage of revenues, declined from 25.0% of revenues, in the first quarter of fiscal 1998, to 23.6% during the first quarter of fiscal 1999. The gross margin decline, as a percentage of revenues, was driven by a decline of both petrochemical processing and oilfield service gross margins.

        Petrochemical processing gross margins declined from 22.5%, during the three months ended December 31, 1997, to 22.1% during the three months ended December 31, 1998. The decline resulted primarily from the acquisition of JRC in March 1998, and a softening of European gross margins, due to declining volumes, offset by a modest improvement in domestic petrochemical processing gross margins.

        Oilfield Service gross margins declined to 27.2% of revenues in the first quarter of fiscal 1999 as compared to 28.9% in the first quarter of fiscal 1998. The decline was driven by lower volumes, as costs were spread over less revenues, and weaker pricing, as a result of declining market conditions. The Company has reacted to these conditions by rationalizing the business to reflect current activity levels. These cost reductions have included a greater than 20% reduction of the Company's oilfield service work force, from June 1998 levels. Additionally, the Company has significantly reduced the amount of contract labor being utilized to operate its oilfield service facilities.

        Selling, general and administrative expenses decreased $2,872,000 (22%) from $13,344,000 (20% of revenues), during the first quarter of fiscal 1998, to $10,472,000 (17% of revenues), during the first quarter of fiscal 1999. This decline was due to decreases in: bonus expenses, general corporate administrative expenses, bad debt expenses, and unsuccessful acquisition expenses; offset by the effect of the JRC and Soreco acquisitions.

        Litigation charges of $1,200,000 (classified as general corporate expenses) were recognized by the Company during the first quarter of fiscal 1998. The legal matters relating to the charges were substantially resolved during fiscal 1998.

        Depreciation and amortization expenses increased from $3,755,000 during the first quarter of fiscal 1998 to $4,245,000 during the same quarter of fiscal 1999. This increase was the result of fiscal 1998 and first quarter fiscal 1999 capital expenditures and fiscal 1998 business acquisitions.

OPERATING INCOME

        Operating income increased from a loss of $(1,892,000) for the three months ended December 31, 1997, to income of $81,000 for the three months ended December 31, 1998. The increase was due to the changes in revenues and costs and expenses discussed above.

GAIN ON SALE OF EQUITY INVESTMENT

        During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,773,000 on the sale of an equity investment. The Company received cash of $14,484,000 and recorded an after-tax gain of approximately $6,799,000 on the sale.

INTEREST INCOME/EXPENSE

        Net interest expense was $2,821,000 during the three months ended December 31, 1998. For the three months ended December 31, 1997, the Company had net interest expense of $2,410,000. This change was primarily the result of declining cash balances resulting from acquisitions and internal capital expenditures.

INCOME TAXES

        The Company's effective income tax rate decreased to 12% during the three months ended December 31, 1998, compared to 51% during the three months ended December 31, 1997. The decrease was the result of a sale of an equity investment during the first quarter of fiscal 1998, which created tax expense equal to 42% of the pre-tax gain, and a change in the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions.

NET INCOME

        For the three months ended December 31, 1998, the Company had a net loss of $(2,414,000), compared to net income of $3,680,000 for the same period in fiscal 1998, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

        The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar, and the French franc have impacted the translation of revenues and income of the Company's European petrochemical processing operations and Canadian oilfield service operations. The table below summarizes the impact of the above currencies during the three months ended December 31, 1998 compared to the exchange rates used to translate the three months ended December 31, 1997.


              Net revenues                          $ (613,682)
              Operating income                         (64,184)
              Pre-tax income                           (51,197)
              Net income                            $  (28,294)

YEAR 2000 ISSUE

        The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The Year 2000 problem arose because some computer programs use only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19".

        The Company has been working toward Year 2000 readiness since 1997 and is proceeding on schedule. Completion of the project is scheduled for the fourth fiscal quarter of 1999. To improve access to business information through common, integrated computing systems within business operations, the Company has begun a business systems replacement project. The new systems ("Business Replacement Systems"), which are expected to make the Company's business computer systems Year 2000 compliant, are scheduled for completion by September 1999. Implementation of these programs is approximately 55 percent complete. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by these systems Year 2000 compliant. A decision to implement the contingency plan will be made by the end of the fourth fiscal quarter of

1999. Remaining business software programs, including those supplied by vendors, are expected to be made Year 2000 compliant through the Year 2000 project or they will be retired.

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

        Applications Software. The Application Software section includes the conversion of software which is not Year 2000 compliant or, where available from the supplier, the replacement of such software. Application Software consists of all software not used directly in conjunction with the operation of the Company's manufacturing and service facilities. The Company estimates that the software conversion phase was more than 50 percent complete at December 31, 1998, and that the remaining conversions are on schedule to be completed by the end of the fourth fiscal quarter 1999. The testing phase is conducted as the software is replaced and is scheduled to be completed in the Company's third fiscal quarter of 1999. Contingency planning for this section is scheduled to begin in the second fiscal quarter of 1999 and completed by the end of the third fiscal quarter of 1999.

        Corporate Infrastructure. The Corporate Infrastructure section consists of mainframe and desktop computing hardware and connectivity. The Company believes its North American infrastructure is Year 2000 compliant, and the Company has begun testing this infrastructure to confirm such compliance. The Company's European infrastructure is being replaced, and the completion of the replacement process is scheduled for the fourth fiscal quarter of 1999. The Company's Australian and New Zealand corporate infrastructures are more than 90 percent complete and are expected to be Year 2000 compliant by the end of the second fiscal quarter of 1999.

        Facility Infrastructure. The Facility Infrastructure section consists of hardware and systems software, which is used in the operation of the Company's facilities. The Company has developed a plan detailing the tasks and resources required for this section. The assessment of the Year 2000 readiness of Facility Infrastructure was begun during the first fiscal quarter of 1999. The testing and repair of Facility Infrastructure is scheduled for completion during the third fiscal quarter of 1999 for the Company's North American, Australian, and New Zealand operations, and during the fourth fiscal quarter of 1999 for the Company's European operations. Contingency planning for this section is scheduled to begin in the second fiscal quarter of 1999 and to be completed by mid-1999.

        Inspection and Processing Equipment. The Company's oilfield services sector uses inspection and processing equipment, which the Company believes to be currently Year 2000 compliant. The equipment is scheduled to be tested and repaired, if necessary, during the quarter ended December 31, 1999. The Company does not foresee the need for any contingency planning in this area.

        Third Party Suppliers. The Company has begun identifying critical Third Party Suppliers. The Company is communicating with suppliers of the Company's operations in North America and Europe, and evaluating their state of Year 2000 preparedness. This process is expected to be complete by the end of the Company's third fiscal quarter of 1999. Ninety percent of the suppliers to the Company's Australian and New Zealand operations have been verified for compliance. The Company-wide evaluation process is scheduled for completion by the end of the third fiscal quarter 1999. These evaluations will be followed by the development of contingency plans, which are scheduled for completion during the fourth fiscal quarter of 1999.

        Costs. The total cost associated with required software and hardware modifications to become Year 2000 compliant is not expected to be material to the Company's financial position or results of operations. The estimated total cost of the Year 2000 project is approximately $450,000. The total amount expended on the project through December 31, 1998 was $186,000. The estimated future cost of completing the Year 2000 project is estimated to be approximately $305,000. The cost to implement the Business Replacement Systems is not included in these estimates. Costs related to the Year 2000 project will be accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures will be expensed as incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposures include short-term debt obligations carrying variable interest rates, and forward currency contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

        The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for raw material purchases denominated in non-functional currency (typically the U.S. dollar).

        The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                   DECEMBER 31, 1998
---------------------            -------------------------------------------------------------------------------------
                                                                        WEIGHTED AVERAGE
Variable interest rate debt:     US$ EQUIVALENT IN THOUSANDS          YEAR-END INTEREST RATE        EXPECTED MATURITY
                                 ---------------------------          ----------------------        ------------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                             $1,457                               4.50%               less than one year
British Pounds Sterling                     1,263                               7.29%               less than one year
French Francs                                 103                               4.62%                      2001
Italian Lira                                3,839                               4.45%               less than one year
New Zealand Dollar                            520                               5.99%               less than one year
Australian Dollar                           1,225                               5.15%               less than one year


ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES


Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:

Contract Amounts                              US$ 960
Average Contractual Exchange Rate             (NZ$/US$)    .5233
Expected Maturity Dates                       January 1999 through May 1999

RECEIVE US$/PAY AUSTRALIAN $:

Contract Amounts                              US$ 860
Average Contractual Exchange Rate             (A$/US$)     .6252
Expected Maturity Dates                       January 1999 through May 1999

RECEIVE US$/PAY DUTCH GUILDER

Contract Amounts                              US$ 48
Average Contractual Exchange Rate             (NLG/US$)   1.9165
Expected Maturity Dates                       January 1999

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        The Company's agreement relating to the Senior Notes due 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors. The Company is currently examining its common stock dividend policy in light of current market conditions. It is expected that a decision regarding this policy will be made during the second quarter of fiscal 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 19.

        (b) There were no reports on Form 8-K during the Company's fiscal first quarter.

        The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


EXHIBIT NO.                                  EXHIBIT

   2.1         --   Share Purchase Agreement between Rotec Chemicals Ltd. and
                    the Registrant (filed as Exhibit 99.2 to Form 8-K dated May
                    12, 1997)

   2.2         --   Framework Agreement and Stock Sale & Purchase Agreements
                    dated July 21, 1997 among ICO, Inc., Wedco Italy, S.p.A. (a wholly owned subsidiary of the Company), DARAC's S.p.A., Mr.
                    Francesco Panzini, and Mr. Massimo Viviani (filed as Exhibit
                    2 to Form 8-K dated August 5, 1997)

   2.3         --   Agreement for sale & purchase of all the share capital of
                    J.R. Courtenay (N.Z.) Ltd. dated March 20, 1998 among ICO,
                    Inc., ICO Technology, Inc. (a wholly owned subsidiary of the Company), Mr. J. R. Courtenay, Mr. Dario Masutti and Mr. R.
                    Narev and Mr. J. R. Courtenay, together as trustees (filed as Exhibit 2 to Form 8-K dated April 15, 1998)

   2.4         --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO,
                    Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13,
                    1998)

   3.1         --   Articles of Incorporation of the Company dated March 20,
                    1998. (filed as Exhibit 3.1 to Form 10-Q dated August 13,
                    1998)

   3.2         --   Statement of Designation of $6.75 Convertible Exchangeable
                    Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

   3.3         --   Certificate of Designation of Junior Participating Preferred
                    Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as
                    Exhibit 3.3 to Form 10-K dated December 23, 1998)

   4.0         --   By-Laws of the Company dated March 20, 1998. (filed as
                    Exhibit 3.2 to Form 10-Q dated August 13, 1998)

   4.1         --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

   4.2         --   First Supplemental Indenture and Amendment dated April
                    1,1998 between the Company, as issuer, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to
                    Form 10-Q dated May 15, 1998)

   4.3         --   Second Supplemental Indenture and Amendment dated April 1,
                    1998 between ICO P&O, Inc., a wholly owned subsidiary of the
                    Registrant, and State Street and Trust Company (formerly
                    Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15,
                    1998)

   4.4         --   Warrant Agreement -- Series A, dated as of September 1,
                    1992, between the Registrant and Society National Bank
                    (filed as Exhibit 4 of the Registrant's Annual Report on
                    Form 10-K for 1992)

   4.5         --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)

   4.6         --   Shareholders' Rights Agreement dated November 20, 1997 by
                    and between the Company and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated
                    December 22, 1997)

   4.7         --   Shareholder Rights Agreement dated April 1, 1998 by and
                    between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

EXHIBIT NO.                                  EXHIBIT

  10.1         --   Amended and Restated Business Loan Agreement dated February
                    21, 1997 between the Registrant and Bank of America, Texas,
                    N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

  10.2         --   Substituted First Amendment to Amended and Restated Business
                    Loan Agreement by and between the Company and Bank of America Texas, N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated August 14, 1997)

  10.3         --   Second Amendment to Amended and Restated Business Loan
                    Agreement between the Registrant and Bank of America, Texas,
                    N.A. dated August 29, 1997 (filed as Exhibit 10.3 to Form
                    S-4 dated October 3, 1997)

  10.4         --   Third Amendment to Amended and Restated Business Loan
                    Agreement between the Registrant and Bank of America, Texas,
                    N.A. dated July 17, 1998. (filed as Exhibit 10.4 to form
                    10-Q dated August 13, 1998)

  10.5         --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                    Exhibit B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

  10.6         --   Amended and Restated 1993 Stock Option Plan for Non-Employee
                    Directors of ICO, Inc. (filed as Exhibit A to the
                    Registrant's Definitive Proxy Statement dated September 3,
                    1996 for the Annual Meeting of Shareholders)

  10.7         --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

  10.8         --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 10,
                    1995 for the Annual Meeting of Shareholders)

  10.9         --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 29,
                    1996 for the Annual Meeting of Shareholders)

 10.10         --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated January 23,
                    1998 for the Annual Meeting of Shareholders)

 10.11         --   Willoughby International Stockholders Agreement dated April
                    30, 1996 (filed as Exhibit 10.9 to Form S- 4 dated May 15,
                    1996)

 10.12         --   Consulting Agreement-- William E. Willoughby (filed as
                    Exhibit 10.13 to Form S-4 dated May 15, 1996)

 10.13         --   Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

 10.14         --   Addendum to Salary Continuation Agreement-- William E.
                    Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15,
                    1996)

 10.15         --   Non-Competition Covenant William E. Willoughby (filed as
                    Exhibit 10.11 to Form S-4 dated May 15, 1996)

 10.16         --   Stockholders Agreement respecting voting of shares of
                    certain former Wedco common shareholders (filed as Exhibit
                    10.21 to Form S-4 dated May 15, 1996)

 10.17         --   Stockholders Agreement respecting voting of shares of
                    certain ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

 10.18         --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Asher O. Pacholder and amendments thereto
                    (filed as Exhibit 10.16 to Form 10-K dated December 29,
                    1997)

EXHIBIT NO.                                  EXHIBIT

  10.19        --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Sylvia A. Pacholder and amendments thereto
                    (filed as Exhibit 10.17 to Form 10-K dated December 29,
                    1997).

  10.20        --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (Filed as Exhibit 10.20 to
                    Form 10-K dated December 23, 1998)

  10.21        --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (Filed as Exhibit 10.21
                    to Form 10-K dated December 23, 1998)

  10.22        --   Employment Agreement dated June 18, 1984 by and between a
                    wholly-owned subsidiary of the Registrant and Theo J.M.L.
                    Verhoeff (Filed as Exhibit 10.22 to Form 10-K dated December
                    23, 1998)

    21         --   Subsidiaries of the Company (Filed as Exhibit 21 to Form
                    10-K dated December 23, 1998)

    27**       --   Financial Data Schedule

-----------------

** Filed herewith

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           ICO, Inc.
                                           ------------------------------------
                                           (Registrant)





                                           /s/ Asher O. Pacholder
February 12, 1999                          ------------------------------------
                                           Asher O. Pacholder
                                           Chairman and Chief Financial Officer
                                           (Principal Financial Officer)





                                           /s/ Jon C. Biro
                                           ------------------------------------
                                           Jon C. Biro
                                           Senior Vice President and Treasurer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                EXHIBIT
-----------         -----------------------
    27**       --   Financial Data Schedule

-----------------

** Filed herewith