Form 10-Q
period 1999-03-31
ICO INC
filed 1999-05-17
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                                                ---------------

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

                             YES  [X]      NO  [ ]

                Common stock, without par value 22,113,646 shares
                         outstanding as of May 14, 1999

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q





PART I.  FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and
                  September 30, 1998..............................................    3

                  Consolidated Statements of Operations for the Three and
                  Six Months Ended March 31, 1999 and 1998........................    4

                  Consolidated Statements of Comprehensive Income for the
                  Three and Six Months ended March 31, 1999 and 1998..............    5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended March 31, 1999 and 1998........................    6

                  Notes to Consolidated Financial Statements......................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....   18


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................   19

         Item 2.  Changes in Securities...........................................   -

         Item 3.  Defaults upon Senior Securities.................................   -

         Item 4.  Submission of Matters to a Vote of Security Holders.............   21

         Item 5.  Other Information...............................................   21

         Item 6.  Exhibits and Reports on Form 8-K................................   21

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)

                                                                              MARCH 31,        SEPTEMBER 30,
                                                                                1999               1998
                                                                            -------------      -------------
ASSETS
Current assets:
      Cash and equivalents                                                  $      35,375      $      51,135
      Trade receivables (less allowance for doubtful accounts of $1,619
         and $1,690, respectively)                                                 48,428             56,868
      Inventories                                                                  25,210             29,963
      Deferred tax asset                                                            3,020              3,154
      Prepaid expenses and other                                                    3,418              4,320
                                                                            -------------      -------------
         Total current assets                                                     115,451            145,440
                                                                            -------------      -------------
Property, plant and equipment, at cost                                            186,370            184,683
      Less - accumulated depreciation and amortization                            (69,188)           (67,384)
                                                                            -------------      -------------
                                                                                  117,182            117,299
                                                                            -------------      -------------
Other assets:
      Goodwill (less accumulated amortization of $7,398 and $6,592,
         respectively)                                                             55,698             57,304
      Debt offering costs                                                           3,876              4,180
      Other                                                                         3,452              4,454
                                                                            -------------      -------------
                                                                            $     295,659      $     328,677
                                                                            =============      =============
LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt           $       7,470      $      12,836
      Accounts payable                                                             23,690             24,220
      Accrued interest                                                              4,397              4,395
      Accrued insurance                                                             2,147              1,790
      Accrued salaries and wages                                                    2,117              2,372
      Income taxes payable                                                          1,278                 43
      Other accrued expenses                                                       11,481             10,564
                                                                            -------------      -------------
         Total current liabilities                                                 52,580             56,220
Deferred income taxes                                                               2,880              9,454
Long-term liabilities                                                               1,840              2,056
Long-term debt, net of current portion                                            133,084            132,631
                                                                            -------------      -------------
         Total liabilities                                                        190,384            200,361
                                                                            -------------      -------------
Commitments and contingencies                                                        --                 --
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized;
         322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                         13                 13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                   --                 --
      Common stock, without par value - 50,000,000 shares authorized;
         22,113,646 and 22,108,153 shares issued and outstanding,
         respectively                                                              39,181             39,170
      Additional paid-in capital                                                  108,725            108,725
      Accumulated other comprehensive loss                                         (4,767)            (1,890)
      Accumulated deficit                                                         (37,877)           (17,702)
                                                                            -------------      -------------
                                                                                  105,275            128,316
                                                                            -------------      -------------
                                                                            $     295,659      $     328,677
                                                                            =============      =============


              The accompanying notes are an integral part of these
                             financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)


                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                MARCH 31,                           MARCH 31,
                                                     ------------------------------      ------------------------------
                                                         1999              1998              1999              1998
                                                     ------------      ------------      ------------      ------------
Revenues:
     Petrochemical processing sales and services     $     46,223      $     42,751      $     90,465      $     82,095
     Oilfield sales and services                           17,323            28,251            35,872            54,471
                                                     ------------      ------------      ------------      ------------
Total net revenues                                         63,546            71,002           126,337           136,566
                                                     ------------      ------------      ------------      ------------
Cost and expenses:
     Cost of sales and services                            49,926            52,900            97,919           101,957
     Selling, general and administrative                   12,463            10,199            22,935            24,743
     Depreciation                                           3,728             2,986             7,265             5,867
     Amortization of intangibles                              717               621             1,425             1,495
     Impairment of long-lived assets                        9,291              --               9,291              --
     Write-down of fixed assets                             2,848              --               2,848              --
     Write-down of inventories                              1,507              --               1,507               100
     Severance expenses                                       999              --                 999              --
     Write-off of start-up costs                              867              --                 867              --
                                                     ------------      ------------      ------------      ------------
                                                           82,346            66,706           145,056           134,162
                                                     ------------      ------------      ------------      ------------
Operating income (loss)                                   (18,800)            4,296           (18,719)            2,404
                                                     ------------      ------------      ------------      ------------
Other income (expense):
     Gain on sale of equity investment                       --                --                --              11,805
     Interest income                                          497             1,072             1,146             2,157
     Interest expense                                      (3,478)           (3,470)           (6,948)           (6,965)
     Other                                                     36               (35)               35                (4)
                                                     ------------      ------------      ------------      ------------
                                                           (2,945)           (2,433)           (5,767)            6,993
                                                     ------------      ------------      ------------      ------------
Income (loss) before taxes
     and extraordinary item                               (21,745)            1,863           (24,486)            9,397
Provision for income taxes                                  5,889              (769)            6,216            (4,623)
                                                     ------------      ------------      ------------      ------------
Income (loss) before extraordinary item                   (15,856)            1,094           (18,270)            4,774
Extraordinary gain                                            399              --                 399              --
                                                     ------------      ------------      ------------      ------------
Net income (loss)                                    $    (15,457)     $      1,094      $    (17,871)     $      4,774
                                                     ------------      ------------      ------------      ------------
Preferred Dividends                                           544               544             1,088             1,088
                                                     ------------      ------------      ------------      ------------
Net income (loss) applicable to common stock         $    (16,001)     $        550      $    (18,959)     $      3,686
                                                     ============      ============      ============      ============
Basic earnings (loss)per share before
     extraordinary item (see Note 4)                 $       (.74)     $        .03      $       (.88)     $        .17
Extraordinary item                                            .02              --                 .02              --
                                                     ------------      ------------      ------------      ------------
Basic earnings (loss) per share                      $       (.72)     $        .03      $       (.86)     $        .17
                                                     ============      ============      ============      ============
Diluted earnings (loss) per share before
     extraordinary item (see Note 4)                         (.74)              .03              (.88)              .17
Extraordinary item                                            .02              --                 .02              --
                                                     ------------      ------------      ------------      ------------
Diluted earnings (loss) per share                    $       (.72)     $        .03      $       (.86)     $        .17
                                                     ============      ============      ============      ============




              The accompanying notes are an integral part of these
                             financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 (Unaudited and in thousands, except share data)



                                                         THREE MONTHS                       SIX MONTHS
                                                        ENDED MARCH 31                      ENDED MARCH 31
                                                 ------------------------------      ------------------------------
                                                     1999              1998              1999              1998
                                                 ------------      ------------      ------------      ------------
Net Income (loss)                                $    (15,457)     $      1,094      $    (17,871)     $      4,774
Other comprehensive loss
     Foreign currency translation adjustment           (3,295)             (214)           (2,877)           (1,708)
                                                 ------------      ------------      ------------      ------------

Comprehensive income (loss)                      $    (18,752)     $        880      $    (20,748)     $      3,066
                                                 ============      ============      ============      ============


              The accompanying notes are an integral part of these
                             financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Unaudited and in thousands, except share data)


                                                                             SIX MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                     $    (17,871)     $      4,774
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                8,690             7,362
     Gain on disposition of property, plant, and equipment                         (176)              (53)
     Gain on sale of equity investment                                             --             (11,805)
     Write-down of inventories                                                    1,507               100
     Write-off of start-up costs                                                    867              --
     Impairment of long-term assets                                               9,291              --
     Write-down of fixed assets                                                   2,848              --
     Changes in assets and liabilities, net of the effects of business acquisitions:
              Receivables                                                         9,181            (5,410)
              Inventories                                                         2,710            (5,103)
              Prepaid expenses and other assets                                    (137)             (933)
              Income taxes payable                                                  901             3,501
              Deferred taxes                                                     (7,244)            1,085
              Accounts payable                                                     (353)            3,553
              Accrued interest                                                     --                 288
              Accrued expenses                                                      829              (417)
                                                                           ------------      ------------
              Total adjustments                                                  28,914            (7,832)
                                                                           ------------      ------------
         Net cash provided by (used for) operating activities                    11,043            (3,058)
                                                                           ------------      ------------
Cash flows used for investing activities:
     Capital expenditures                                                        (9,764)          (12,054)
     Acquisitions, net of cash acquired                                          (7,575)          (15,939)
     Disposition of equity investment, net of expenses                             --              13,679
     Dispositions of property, plant and equipment                                   97             2,128
                                                                           ------------      ------------
         Net cash used for investing activities                                 (17,242)          (12,186)
                                                                           ------------      ------------
Cash flows used for financing activities:
     Net proceeds from sale of stock                                                 11             1,046
     Payment of dividend on preferred stock                                      (1,088)           (1,088)
     Payment of dividend on common stock                                         (1,216)           (2,406)
     Additional debt                                                                613               773
     Reductions of debt                                                          (7,728)           (2,446)
                                                                           ------------      ------------
         Net cash used for financing activities                                  (9,408)           (4,121)
                                                                           ------------      ------------
Effect of exchange rates on cash                                                   (153)              (54)
                                                                           ------------      ------------
Net decrease in cash and equivalents                                            (15,760)          (19,419)
Cash and equivalents at beginning of period                                      51,135            83,892
                                                                           ------------      ------------
Cash and equivalents at end of period                                      $     35,375      $     64,473
                                                                           ============      ============
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                                 $      1,147      $      2,202
         Interest paid                                                           (7,015)           (6,209)
         Income taxes paid                                                          (68)           (1,152)


              The accompanying notes are an integral part of these
                             financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.       BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1998 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and the changes in its cash position for the six months ended March 31, 1999 and 1998. Results of operations for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


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

         During April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires that companies expense as incurred costs of start-up activities and organization costs. The Company is required to adopt SOP 98-5 in its financial statements for the fiscal year ending September 30, 2000. The adoption of SOP 98-5 is not expected to have a material effect on the financial results of the Company.

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

NOTE 3.  ACQUISITION

         On February 18, 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653,000 in cash and the assumption of approximately $4,144,000 of debt. The Company will account for the acquisition using the purchase method of accounting and, as such, the operating results for MilCorp will impact the results of the Company from the date of the acquisition forward. The acquisition generated approximately $4,700,000 of Goodwill which will be amortized over 40 years. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than fifty years, and its customers include many of Western Canada's large energy companies and drilling contractors.

NOTE 4.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three and six months ended March 31, 1999 and 1998, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.

                                                                        THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------------------------------------------------------
                                                                1999                                      1998
                                              ------------------------------------          --------------------------------------
                                                                      (In thousands, except share data)

                                                Income         Shares       Amount           Income       Shares            Amount
                                              ---------      ----------     ------          --------     ----------         ------
Net Income (loss)                             $ (15,457)                                    $  1,094
Less: Preferred stock dividends                     544                                          544
                                              ----------                                    --------
BASIC EPS                                     $ (16,001)     22,113,341     $ (.72)         $    550     21,839,831         $ .03
                                                                            ======                                          =====
EFFECT OF DILUTIVE SECURITIES
   Options                                           --          1,228                           --          49,996
   Warrants                                          --            --                            --          26,457
                                              ---------     -----------                     --------     ----------
DILUTED EPS                                   $ (16,001)     22,114,569     $ (.72)         $    550     21,916,284         $ .03
                                              =========     ===========     ======          ========     ===========        =====

                                                                         SIX MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------------------------------------
                                                             1999                                         1998
                                            ---------------------------------------    ------------------------------------------
                                                                      (In thousands, except share data)

                                                Income         Shares       Amount           Income       Shares            Amount
                                              ---------      ----------     ------          --------     ----------         ------
Net Income (loss)                              $(17,871)                                     $ 4,774
Less: Preferred stock dividends                   1,088                                        1,088
                                              ---------                                      -------
BASIC EPS                                      $(18,959)     22,112,186     $ (.86)          $ 3,686      21,799,648       $ .17
                                                                            ======                                         =====
EFFECT OF DILUTIVE SECURITIES
   Options                                           --             614                           --         141,331
   Warrants                                          --            --                             --          96,590
                                              ---------     -----------                      -------     -----------
DILUTED EPS                                   $ (18,959)     22,112,800     $ (.86)          $ 3,686      22,037,569       $ .17
                                              =========     ===========     ======           =======     ===========       =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMPREHENSIVE INCOME

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


NOTE 6.  INVENTORIES

         Inventories consisted of the following:

                                                        MARCH 31, 1999            SEPTEMBER 30, 1998
                                                        --------------            ------------------
                                                                     (In thousands)
Finished Goods                                            $  10,674                   $  14,292
Raw Materials                                                 9,440                      10,302
Work in Progress                                                960                       1,491
Supplies                                                      4,136                       3,878
                                                          ---------                   ---------
                                                          $  25,210                   $  29,963
                                                          =========                   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in all parts of this document, including, but not limited to, availability of liquidity for and level of future capital expenditures, effects of the Year 2000 issue, demand for the Company's services, commodity and product price trends and their effects, the effect of legal proceedings, market conditions, future acquisitions, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described in the Company's fiscal 1998 Form 10-K dated December 23, 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The expansion of the Company's distribution business within the petrochemical processing segment has reduced overall petrochemical processing margins as a percentage of revenue. The gross margin percentages for the distribution business, as well as the concentrate manufacturing business, are, generally, significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations typically involve processing customer-owned material (referred to as "toll" processing).

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

         The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, it was to a lesser extent. These trends have been attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and declining demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices have declined, demand for oilfield products and services, including those provided by the Company, has softened. Oil and gas prices continued to fall sharply in the first half of fiscal 1999, resulting in very depressed levels of oilfield exploration and production activity. The Company's oilfield service revenues and income have been adversely impacted by these factors. More recently, the price of oil has risen to around $18 per barrel. This increase, however, has not yet resulted in any material increase in the level of oilfield activity in North America. Although, barring another collapse of commodity prices, the Company anticipates that oilfield service activity will increase and, hence, the demand for the Company's oilfield services will improve, it appears that the level of activity will continue to be weak in the quarter ended June 30, 1999. Although the Company is optimistic that market conditions will improve at some point, the timing of such a recovery cannot be predicted with certainty.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                         MARCH 31, 1999          SEPTEMBER 30, 1998
                                         --------------          ------------------
Cash and cash equivalents                  $35,375,000               $51,135,000
Working capital                             62,871,000                89,220,000
Current ratio                                      2.2                       2.6
Debt-to-capitalization                        .57 to 1                  .53 to 1

         Cash and cash equivalents decreased $15,760,000 during the six months ended March 31, 1999 and working capital declined $26,349,000 during the first half of fiscal 1999, due to the factors described below.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the six months ended March 31, 1999, cash provided by (used for) operating activities increased to $11,043,000 from $(3,058,000) for the six months ended March 31, 1998. The improvement occurred despite lower net income, and was primarily due to the various second quarter non-cash charges, an increase in depreciation and amortization expense, the various changes in working capital accounts (particularly changes of accounts receivable, accounts payable, inventory, income taxes payable, deferred income taxes and accrued liabilities), and a gain on a sale of an equity investment included in the first quarter of fiscal 1998 results, which was classified as an investment activity in the statement of cash flows.

         Capital expenditures totaled $4,371,000 and $9,764,000 during the three and six months ended March 31, 1999, of which $1,476,000 for the three-month period and $3,549,000 for the six-month period related to the oilfield services business and the remaining $2,896,000 for the three months ended March 31, 1999 and $6,215,000 for the six months ended March 31, 1999 related to the petrochemical processing business. A majority of the expenditures, particularly within the oilfield service business, involved fulfilling commitments made by the Company during fiscal 1998. For the remainder of fiscal 1999, capital expenditures are expected to decline significantly from fiscal 1998 levels. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 1999 capital expenditure requirements.

         Cash flows used for financing activities increased to uses of $(9,408,000) during the six months ended March 31, 1999 from uses of $(4,121,000) during the first six months of fiscal 1998. The increase was the result of increased debt repayments, partially offset by lower common dividend payments during the first six months of fiscal 1999, compared to the comparable 1998 period.

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

         The Company is currently in violation of certain financial covenants contained within the Company's domestic credit facility. While presently there are not any outstanding borrowings under this credit facility, the Company does not have this source of liquidity available at this time. Management is currently working with various lenders, including its current bank, to re-establish a domestic credit facility and anticipates that existing cash will provide adequate liquidity until a credit facility becomes available again. The Company has available $10,400,000 of additional borrowing capacity under various foreign facilities.

         During the second quarter of fiscal 1999, the Company suspended dividend payments on common stock. The Board of Directors determined that it would be in the best interests of shareholders to maximize financial flexibility by retaining cash within the Company in light of the conditions in the energy and petrochemicals markets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESULTS OF OPERATIONS

                                             THREE MONTHS ENDED MARCH 31,                        SIX MONTHS ENDED MARCH 31,
                                  ------------------------------------------------    ----------------------------------------------
                                                  % of                     % of                      % of                    % of
NET REVENUES (000'S)                1999         Total        1998         Total         1999        Total       1998        Total
                                  ---------    ---------    ---------    ---------    ---------    ---------   ---------   ---------
Distribution                      $  18,238           40    $  17,539           41    $  37,020           41   $  32,636          40
Size Reduction Services and
   Other Sales and Services          11,740           25       12,977           30       24,119           27      26,156          32
Compounding Sales and Services       16,245           35       12,235           29       29,326           32      23,303          28
                                  ---------    ---------    ---------    ---------    ---------    ---------   ---------   ---------
Total Petrochemical Processing       46,223          100       42,751          100       90,465          100      82,095         100
                                  ---------                 ---------                 ---------                ---------
Exploration Sales and Services        6,456           37       10,667           38       12,975           36      20,394          37
Production Sales and Services         6,018           35        9,401           33       13,111           37      18,339          34
Corrosion Control Sales and
   Services                           3,838           22        6,853           24        8,274           23      13,155          24
Other Sales and Services              1,011            6        1,330            5        1,512            4       2,583           5
                                  ---------    ---------    ---------    ---------    ---------    ---------   ---------   ---------
Total Oilfield Services Revenues     17,323          100       28,251          100       35,872          100      54,471         100
                                  ---------                 ---------                 ---------                ---------
Total                             $  63,546                 $  71,002                 $ 126,337                $ 136,566
                                  =========                 =========                 =========                =========

                                             THREE MONTHS ENDED MARCH 31,                        SIX MONTHS ENDED MARCH 31,
                                  ------------------------------------------------    ----------------------------------------------
                                                  % of                     % of                      % of                    % of
OPERATING PROFIT (LOSS) (000'S)     1999         Total        1998         Total         1999        Total       1998        Total
                                  ---------    ---------    ---------    ---------    ---------    ---------   ---------   ---------

Petrochemical Processing          $ (11,061)          76    $   3,389           46    $  (8,951)          77   $   5,471          44
Oilfield Services                    (3,521)          24        3,929           54       (2,604)          23       6,933          56
                                  ---------    ---------    ---------    ---------    ---------    ---------   ---------   ---------
Total Operations                    (14,582)         100        7,318          100      (11,555)         100      12,404         100
General Corporate Expenses           (4,218)                   (3,022)                   (7,164)                 (10,000)
                                  ---------                 ---------                 ---------                ---------
Total                             $ (18,800)                $   4,296                 $ (18,719)               $   2,404
                                  =========                 =========                 =========                =========

Three and Six Months Ended March 31, 1999 Compared to the Three and Six Months Ended March 31, 1998

REVENUES.

     Consolidated revenues decreased $7,456,000 (11%) and $10,229,000 (7%) during the three and six months ended March 31, 1999, respectively, as compared to the same periods of fiscal 1998. The decline is attributable to a petrochemical processing revenue increase that was more than offset by a decline of oilfield service revenues.

     Petrochemical processing revenues increased from $42,751,000 during the second quarter of fiscal 1998 and $82,095,000 during the first six months of fiscal 1998, to $46,223,000 and $90,465,000 for the three and six months ended March 31, 1999, respectively. These increases of 8% and 10%, respectively, were due to the acquisitions of J.R. Courtenay (N.Z.) in March 1998, and Soreco in June 1998, partially offset by a European revenue decline. Management believes the European revenue decrease is primarily the result of declining polymer prices. This trend has, in many cases, had the effect of lowering the Company's sales prices and has motivated some customers to defer purchases of raw materials and draw down on their inventories, in the hope that resin prices will continue

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to fall and, thus, lower their raw material costs. Recently, there have been indications that resin prices have firmed and the lowering price trend may be reversing. If prices do begin to rise, management would expect this trend to have a positive effect on the financial results of the petrochemical processing business, particularly in Europe.

     Distribution revenues improved to $18,238,000 and $37,020,000 for the three and six months ended March 31, 1999. These results represent increases of $699,000 (4%) for the three months ended March 31, 1999 and $4,384,000 (13%) for the six months ended March 31, 1999. The increases resulted from the acquisition of J.R. Courtenay, partially offset by a decline of European distribution revenues. Size reduction services and other sales and service revenues declined $1,237,000 (10%) during the three months ended March 31, 1999 and declined $2,037,000 (8%) during the six months ended March 31, 1999, compared to the same periods of fiscal 1998. These revenues totaled $11,740,000 and $24,119,000 for the three and six months ended March 31, 1999, respectively. The fiscal 1999 decline, versus fiscal 1998 resulted primarily from a decline in demand for the Company's products and services domestically and in Europe. As previously mentioned, the Company believes the decline in demand is partially attributable to the general decline of polymer prices over fiscal 1999, compared to fiscal 1998. Compounding sales and service revenues increased $4,010,000 (33%) and $6,023,000 (26%) to $16,245,000 and $29,326,000 for the three and six months ended March 31, 1999, respectively. These increases are mostly due to greater domestic compounding revenues, due in large part to a mid-fiscal 1998 domestic compounding capacity expansion, and the acquisition of Soreco, in June 1998.

     Oilfield Service revenues declined from $28,251,000 and $54,471,000 for the three and six months ended March 31, 1998 to $17,323,000 and $35,872,000 for the three and six months ended March 31, 1999. These results represent declines of $10,928,000 (39%) and $18,599,000 (34%) for the three and six-month comparisons, respectively. The revenue decline was broad-based, across all Oilfield Service product lines and was the result of declining demand for the Company's oilfield products and services. Declining demand is the result of significantly lower average oil and, to a lesser extent, gas prices, which has resulted in significantly lower rig counts in both the United States and Canada during fiscal 1999, compared to fiscal 1998. During the quarter ended March 31, 1999 the average domestic drilling rig count averaged 557, a 42% decline from the average of 968 during the same quarter of fiscal 1998. Average West Texas intermediate crude prices dropped from an average price of $15.92 during the quarter ended March 31, 1998 to $13.16 during the quarter ended March 31, 1999, a 17% decline. In recent weeks, the price of oil has risen to around $18 per barrel. This increase, however, has not yet resulted in any material increase in the level of oilfield activity in North America. In fact, the U.S. drilling rig count declined to only 488 rigs on April 30, 1999 and rose slightly to only 507 rigs as of May 14, 1999. Although, barring another collapse of commodity prices, the Company anticipates that oilfield service activity will increase and, hence, the demand for the Company's oilfield services will increase, it appears that the level of activity will continue to be weak in the quarter ended June 30, 1999. The Company has continued to reduce Oilfield Service operating and overhead costs, while maintaining the Company's position as a leader in providing high quality and cost-effective services to its customers. These cost and overhead reductions include personnel reductions of more than 28% during the past nine months and salary reductions of 10% for all salaried Oilfield Services employees, a portion of Oilfield Service hourly employees and for certain corporate positions, including the Company's President and Chief Executive Officer and the Chairman and Chief Financial Officer.

COST AND EXPENSES

     Consolidated gross margins as a percentage of revenues (calculated as net revenues minus total costs of sales and services), excluding inventory write-downs, declined to 21.4% and 22.5% for the three and six months ended March 31, 1999, respectively, compared to 25.5% and 25.3% for the three and six months ended March 31, 1998, respectively. The gross margins declined as a percentage of revenues primarily due to a decline of Oilfield Service gross margins during fiscal 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Petrochemical gross margins, excluding the inventory write-downs, were 20.6% during the second quarter of fiscal 1999 compared to 20.9% during the second quarter of fiscal 1998. During the six months ended March 31, 1999 gross margins were 21.2% of revenues compared to 22.0% for the same period of fiscal 1998. These slight declines resulted from the March 1998 acquisition of J.R. Courtenay, which lowered overall Petrochemical gross margins as a percentage of revenues, partially offset, for the six-month period comparison, by a modest improvement of domestic petrochemical gross margins.

     Excluding inventory write-downs, Oilfield Service gross margins declined to 22.2% and 24.2% for the three and six months ended March 31, 1999, respectively. During the three and six months ended March 31, 1998, Oilfield Service gross margins were 31.4% and 30.0%, respectively. The decline was driven by lower volumes, as costs were spread over less revenues, and weaker pricing, as a result of very poor market conditions. The Company has reacted to these conditions by rationalizing the cost structure of the Oilfield Service business to reflect current activity levels. These cost reductions have included a 28% headcount reduction of the Oilfield Service workforce from peak levels in June 1998, a 10% reduction in compensation for most Oilfield Service salaried and hourly employees, and a significant reduction of contract labor expenses.

     Selling, general and administrative costs increased $2,264,000 (22%) during the three months ended March 31, 1999 and declined $1,808,000 (7%) during the six months ended March 31, 1999, compared to the same periods of fiscal 1998. These changes are due to the acquisition of J.R. Courtenay, Soreco and MilCorp, an increase in European expenses and domestic legal expenses, less reductions of corporate compensation expenses, litigation charges, oilfield service and domestic petrochemical expenses. The decline in oilfield service and domestic petrochemical expenses are due in large part to staffing reductions. During the first quarter of fiscal 1998, the Company recognized litigation charges (classified as general corporate expenses) of $1,200,000 compared to recognizing $530,000, during the second quarter of fiscal 1999.

     Depreciation and amortization expenses increased from $3,607,000 during the second quarter of fiscal 1998 to $4,445,000 during the same quarter of fiscal 1999 and from $7,362,000 for the six months ended March 31, 1998 to $8,690,000 for the six months ended March 31, 1999. This increase was the result of capital expenditures and business acquisitions since March 31, 1998.

SECOND QUARTER FISCAL 1999 CHARGES

     Impairment of long-lived assets. During the second quarter of fiscal 1999, the Company recognized a $9,291,000 charge for the impairment of long-lived assets. $748,000 of this charge relates to the oilfield services business, of which $310,000 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543,000 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812,000 of the petrochemical charge includes the impairment of goodwill and $3,489,000 consists of machinery and equipment impairment. The amount of the machinery and equipment impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

     Write-down of property, plant and equipment. During the second quarter of fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets which are obsolete or are not in working order and will not be used in the future. Of the $2,848,000 write-down, $2,207,000 related to the petrochemical business and $641,000 related to the oilfield service segment.

     Write-downs of inventory. During the second quarter, the Company wrote down $1,507,000 of inventories to estimated market selling prices (mostly within the oilfield service business), to reflect current market conditions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Severance expenses. During the second quarter of fiscal 1999, the Company recognized severance expenses of $999,000 relating to terminated employees.

     Write-off of start-up costs. The write-off of start-up costs primarily relates to the closure, during the second quarter of fiscal 1999, of an operation which had incurred capitalized start-up costs. This operation had an immaterial impact on the Company's financial results prior to the write-off of capitalized start-up costs.


OPERATING INCOME

     Operating income decreased from $4,296,000 for the three months ended March 31, 1998, to a loss of $(18,800,000) for the three months ended March 31, 1999 and from $2,404,000 for the six months ended March 3, 1998 to a loss of $(18,719,000) for the six months ended March 31, 1999. The decrease was due to the changes in revenues and costs and expenses discussed above.

GAIN ON SALE OF EQUITY INVESTMENT

     During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,773,000 on the sale of an equity investment. The Company received cash of $14,484,000 and recorded an after-tax gain of approximately $6,799,000 on the sale.

INTEREST INCOME/EXPENSE

     Net interest expense was $2,981,000 and $5,802,000 during the three and six months ended March 31, 1999. For the three and six months ended March 31 1998, the Company had net interest expense of $2,398,000 and $4,808,000, respectively. This change was primarily the result of declining cash balances, due in large part to acquisitions, as well as internal capital expenditures.

INCOME TAXES

     The Company's effective income tax rate decreased to 27% and 25% during the three and six months ended March 31, 1999, respectively, compared to 41% and 49% during the three and six months ended March 31, 1998, respectively. The decrease was the result of a sale of an equity investment during the first quarter of fiscal 1998, which created tax expense equal to 42% of the pre-tax gain, an increase of permanent differences due to a write-down of goodwill recognized in the second quarter of fiscal 1998 and a change in the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions.

NET INCOME

     For the three and six months ended March 31, 1999, the Company had a net loss of $(15,457,000) and $(17,871,000), respectively, compared to net income of $1,094,000 and $4,774,000 for the same periods in fiscal 1998, due to the factors described above.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

     The fluctuations of the U.S. Dollar against the Dutch Guilder, Swedish Krona, British Pound, Italian Lira, Canadian Dollar, and the French Franc have impacted the translation of revenues and income of the Company's European petrochemical processing operations and Canadian oilfield service operations. The table below summarizes the impact of the above currencies during the three and six months ended March 31, 1999, compared to the exchange rates used to translate the three and six months ended March 31, 1998.

                                    Three Months Ended            Six Months Ended
                                      March 31, 1999               March 31, 1999
                                 ------------------------      -----------------------
Net revenues                              $570,000                    $1,080,000
Operating income                            70,000                        83,000
Pre-tax income                              61,000                        67,000
Net income                                  39,000                        41,000

YEAR 2000 ISSUE

     The Year 2000 problem arose because some computer programs use only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19".

     The Company has been working toward Year 2000 readiness since 1997 and is proceeding on schedule. Completion of the project is scheduled for the fourth fiscal quarter of 1999. To improve access to business information through common, integrated computing systems within business operations, the Company has begun a business systems replacement project. The new systems ("Business Replacement Systems"), which are expected to make the Company's business computer systems Year 2000 compliant, are scheduled for completion by September 1999. Implementation of these programs is approximately 70% complete. The Company has developed a contingency plan to make the programs that are scheduled to be replaced by these systems Year 2000 compliant. A decision to implement the contingency plan will be made by the end of the fourth fiscal quarter of 1999. Remaining business software programs, including those supplied by vendors, are expected to be made Year 2000 compliant through the Year 2000 project or they will be retired.

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

     Applications Software. The Application Software section includes the conversion of software which is not Year 2000 compliant or, where available from the supplier, the replacement of such software. Application Software consists of all software not used directly in conjunction with the operation of the Company's manufacturing and service facilities. The Company estimates that the software conversion phase is now 90% complete, and that the remaining conversions are on schedule to be completed by the end of the third fiscal quarter 1999. The testing phase is conducted as the software is replaced and is scheduled to be completed in the Company's third fiscal quarter of 1999. The Company does not foresee the need for a contingency plan in this area, but a contingency plan has been developed in case one should be needed.

     Corporate Infrastructure. The Corporate Infrastructure section consists of mainframe and desktop computing hardware and connectivity. The Company believes its North American infrastructure is Year 2000 compliant, and the testing of this infrastructure to confirm its compliance is scheduled to be completed by mid-1999. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's European infrastructure is being replaced, and the completion of the replacement process is scheduled for the fourth fiscal quarter of 1999. The Company's Australian and New Zealand corporate infrastructures are more than 90% complete and are expected to be Year 2000 compliant by the end of the third fiscal quarter of 1999.

     Facility Infrastructure. The Facility Infrastructure section consists of hardware and systems software, used in the operation of the Company's facilities. The Company has developed a plan detailing the tasks and resources required for this section. The assessment of the Year 2000 readiness of Facility Infrastructure was begun during the first fiscal quarter of 1999. The testing and repair of Facility Infrastructure is scheduled for completion during the third fiscal quarter of 1999 for the Company's North American, Australian, and New Zealand operations, and during the fourth fiscal quarter of 1999 for the Company's European operations. Contingency planning for this section began in the second fiscal quarter of 1999 and is scheduled to be completed by mid-1999.

     Inspection and Processing Equipment. The Company's oilfield services sector uses inspection and processing equipment, which the Company believes to be currently Year 2000 compliant. The equipment is scheduled to be tested and repaired, if necessary, during the quarter ended December 31, 1999. The Company does not foresee the need for any contingency planning in this area.

     Third Party Suppliers. The Company has identified critical Third Party Suppliers. The Company is communicating with suppliers of the Company's operations in North America and Europe, and evaluating their state of Year 2000 preparedness. This process is expected to be complete by the end of the Company's third fiscal quarter of 1999. Ninety percent of the suppliers to the Company's Australian and New Zealand operations have been verified for compliance. The Company-wide evaluation process is scheduled for completion by the end of the third fiscal quarter 1999. These evaluations will be followed by the development of contingency plans, which are scheduled for completion during the fourth fiscal quarter of 1999.

     Costs. The total cost associated with required software and hardware modifications to become Year 2000 compliant is not expected to be material to the Company's financial position or results of operations. The estimated total cost of the Year 2000 project is approximately $490,000. The total amount expended on the project through March 31, 1999 was about $235,000. The estimated future cost of completing the Year 2000 project is estimated to be approximately $255,000. The cost to implement the Business Replacement Systems is not included in these estimates. Costs related to the Year 2000 project will be accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures will be expensed as incurred.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                          MARCH 31, 1999
                                 ------------------------------------------------------------------------
                                                                   WEIGHTED AVERAGE
Variable interest rate debt:     US$ EQUIVALENT IN THOUSANDS    YEAR-END INTEREST RATE  EXPECTED MATURITY
                                 ---------------------------    ----------------------  -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                                   $  873                   4.50%        less than one year
British Pounds Sterling                             927                   7.19%        less than one year
French Francs                                        87                   4.12%               2001
Italian Lira                                      2,485                   3.78%        less than one year
Australian Dollar                                 1,141                   6.23%        less than one year

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES
------------------------------------------------

Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:
--------------------

Contract Amounts                                 US$ 590
Average Contractual Exchange Rate                (NZ$/US$)    .5253
Expected Maturity Dates                          April 1999 through August 1999

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------

Contract Amounts                                 US$ 1,660
Average Contractual Exchange Rate                (A$/US$)   .6291
Expected Maturity Dates                          April 1999 through June 1999

RECEIVE US$/PAY DUTCH GUILDER
-----------------------------

Contract Amounts                                 US$ 25
Average Contractual Exchange Rate                (NLG/US$)   .5012
Expected Maturity Dates                          May 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a named defendant in seven cases involving seven plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; June 29, 1995; June 29, 1995; August 15, 1995; and July 23, 1997). The Company is
generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis- related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13 million in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes pre-judgment interest on the jury award. The Company is also entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

     Wedco is a plaintiff and a counterclaim defendant and the Company is a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas ("Lefas"), the principal shareholder of Polyvector, and Fred Feder ("Feder"), a former director of Wedco, which is pending in the federal district court for the District of New Jersey (the "New Jersey Action"). Wedco alleges, among other things, that Lefas and Polyvector have breached certain terms of the shareholders' agreement among Wedco and the defendants and seeks damages for such breaches. Wedco also alleges, among other things, that Feder has breached his fiduciary duty to Wedco. WedTech (which had been 50% owned by each Wedco and Polyvector), Polyvector and Lefas have asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants are seeking, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. A proceeding initiated on June 25, 1998 has been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief (the "Canadian Action"). The factual complaints raised in the Canadian Action appear to duplicate the claims raised in the New Jersey Action. The parties to the New Jersey Action and the Canadian Action have reached an agreement that would settle all outstanding issues in both actions. The parties expect to enter into a settlement, the terms of which would not have a material adverse affect on the Company's financial condition, during the third fiscal quarter of 1999.

     ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce, arises in connection with a Foreign Collaboration Agreement entered into between it and Baker Hughes Tubular Services, Inc., a corporation whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96 million, calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co-respondent, Baker Hughes Incorporated. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The arbitration proceeding is at an early stage, with answers to OCTL's claim having been filed in November 1998. The Tribunal will consider ICO's challenge to jurisdiction on October 5, 1999. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

     The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on March 8, 1999 for the following purposes:

     1) The election of three Class II Directors to serve until the 2002 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

     2) The approval of the Second Amendment and Restatement of the ICO, Inc. 1993 Non-Employee Directors Stock Option Plan; and

     3) The consideration and action upon any matters incidental to the foregoing purposes and the transaction of such other business as might have properly come before the meeting or any adjournment thereof.

     Holders of shares of Common Stock of record on the books of the Company at the close of business on January 18, 1999 were entitled to vote at the meeting.

     William J. Morgan, Sylvia A. Pacholder, and William E. Willoughby were elected as Class II Directors at the annual meeting with 19,376,495; 19,303,448; and 19,320,750 votes for; and 655,377; 728,424; and 711,122 votes withheld, respectively. There were zero abstentions.

     In addition to the Class II Directors, the board of Directors is comprised of three Class I Directors (William E. Cornelius, Robin E. Pacholder, and George
S. Sirusas) whose terms will expire 2001 and four Class III Directors (James E. Gibson, Walter L. Leib, Asher O. Pacholder and John F. Williamson) whose terms will expire 2000.

     The Second Amendment and Restatement of the ICO, Inc. 1993 Non-Employee Directors Stock Option Plan was approved by the following vote: 17,538,103 votes for, 49,834 abstentions, and 46,539 votes against.

ITEM 5.  OTHER INFORMATION

     The Company is currently in violation of certain financial covenants contained within the Company's domestic credit facility. While presently there are not any outstanding borrowings under this credit facility, the Company does not have this source of liquidity available at this time. Management is currently working with various lenders, including its current bank, to re-establish a domestic credit facility and anticipates that existing cash will provide adequate liquidity until a credit facility becomes available again. The Company has available $10,400,000 of additional borrowing capacity under various foreign facilities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 22.

     (b) There were no reports on Form 8-K during the Company's fiscal second quarter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                      EXHIBIT
-----------                      -------
2.1     --   Share Purchase Agreement between Rotec Chemicals Ltd. and the
             Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)

2.2     --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.
             (filed as Exhibit 2.4 to Form 10- Q dated August 13, 1998)

3.1     --   Articles of Incorporation of the Company dated March 20, 1998.
             (filed as Exhibit 3.1 to Form 10- Q dated August 13, 1998)

3.2     --   Statement of Designation of $6.75 Convertible Exchangeable
             Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form
             10-K dated December 23, 1998)

3.3     --   Certificate of Designation of Junior Participating Preferred Stock
             of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to
             Form 10-K dated December 23, 1998)

3.4**   --   Amended and Restated By-Laws of the Company dated May 12, 1999.

4.1     --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due
             2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

4.2     --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust Company
             (formerly Fleet National Bank), as trustee, relating to Senior
             Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15,
             1998)

4.3     --   Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

4.4     --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National Bank (filed as Exhibit
             4 of the Registrant's Annual Report on Form 10-K for 1992)

4.5     --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco
             Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)

4.6     --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22, 1997)

4.7     --   Shareholder Rights Agreement dated April 1, 1998 by and between the
             Registrant and Harris Trust and Savings Bank, as rights agent
             (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31,
             1998)

10.1    --   Amended and Restated Business Loan Agreement dated February 21,
             1997 between the Registrant and Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

10.2    --   Substituted First Amendment to Amended and Restated Business Loan
             Agreement by and between the Company and Bank of America Texas,
             N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated
             August 14, 1997)

10.3    --   Second Amendment to Amended and Restated Business Loan Agreement
             between the Registrant and Bank of America, Texas, N.A. dated
             August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October 3,
             1997)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT NO.                      EXHIBIT
-----------                      -------

10.4    --   Third Amendment to Amended and Restated Business Loan Agreement
             between the Registrant and Bank of America, Texas, N.A. dated July
             17, 1998. (filed as Exhibit 10.4 to form 10-Q dated August 13,
             1998)

10.5    --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

10.6    --   Second Amended and Restated 1993 Stock Option Plan for Non-Employee
             Directors of ICO, Inc. (filed as Exhibit A to the Registrant's
             Definitive Proxy Statement dated January 26, 1999 for the Annual
             Meeting of Shareholders)

10.7    --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated June 24, 1994 for the
             Annual Meeting of Shareholders)

10.8    --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

10.9    --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)

10.10   --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated January 23, 1998 for the Annual Meeting of Shareholders)

10.11   --   Willoughby International Stockholders Agreement dated April 30,
             1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

10.12   --   Consulting Agreement-- William E. Willoughby (filed as Exhibit
             10.13 to Form S-4 dated May 15, 1996)

10.13   --   Salary Continuation Agreement-- William E. Willoughby (filed as
             Exhibit 10.14 to Form S-4 dated May 15, 1996)

10.14   --   Addendum to Salary Continuation Agreement-- William E. Willoughby
             (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

10.15   --   Non-Competition Covenant William E. Willoughby (filed as Exhibit
             10.11 to Form S-4 dated May 15, 1996)

10.16   --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form
             S-4 dated May 15, 1996)

10.17   --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May
             15, 1996)

10.18   --   Employment Agreement dated April 1, 1995 by and between the
             Registrant and Asher O. Pacholder and amendments thereto (filed as
             Exhibit 10.16 to Form 10-K dated December 29, 1997)

10.19   --   Employment Agreement dated April 1, 1995 by and between the
             Registrant and Sylvia A. Pacholder and amendments thereto (filed as
             Exhibit 10.17 to Form 10-K dated December 29, 1997).

10.20   --   Employment Agreement dated September 4, 1998 by and between the
             Registrant and Jon C. Biro (Filed as Exhibit 10.20 to Form 10-K
             dated December 23, 1998)

10.21   --   Employment Agreement dated September 4, 1998 by and between the
             Registrant and Isaac H. Joseph (Filed as Exhibit 10.21 to Form 10-K
             dated December 23, 1998)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT NO.                      EXHIBIT
-----------                      -------
10.22   --   Employment Agreement dated June 18, 1984 by and between a
             wholly-owned subsidiary of the Registrant and Theo J.M.L. Verhoeff
             (Filed as Exhibit 10.22 to Form 10-K dated December 23, 1998)

21      --   Subsidiaries of the Company (Filed as Exhibit 21 to Form 10-K dated
             December 23, 1998)

27**    --   Financial Data Schedule

---------

** Filed herewith

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



                                           ICO, Inc.
                                           ------------------------------------
                                           (Registrant)


                                           /s/ Asher O. Pacholder
                                           ------------------------------------
May 14, 1999                               Asher O. Pacholder
                                           Chairman and Chief Financial Officer
                                           (Principal Financial Officer)


                                           /s/ Jon C. Biro
                                           ------------------------------------
                                           Jon C. Biro
                                           Senior Vice President and Treasurer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                      EXHIBIT
-----------                      -------
2.1     --   Share Purchase Agreement between Rotec Chemicals Ltd. and the
             Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)

2.2     --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.
             (filed as Exhibit 2.4 to Form 10- Q dated August 13, 1998)

3.1     --   Articles of Incorporation of the Company dated March 20, 1998.
             (filed as Exhibit 3.1 to Form 10- Q dated August 13, 1998)

3.2     --   Statement of Designation of $6.75 Convertible Exchangeable
             Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form
             10-K dated December 23, 1998)

3.3     --   Certificate of Designation of Junior Participating Preferred Stock
             of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to
             Form 10-K dated December 23, 1998)

3.4**   --   Amended and Restated By-Laws of the Company dated May 12, 1999.

4.1     --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due
             2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

4.2     --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust Company
             (formerly Fleet National Bank), as trustee, relating to Senior
             Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15,
             1998)

4.3     --   Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

4.4     --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National Bank (filed as Exhibit
             4 of the Registrant's Annual Report on Form 10-K for 1992)

4.5     --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco
             Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)

4.6     --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22, 1997)

4.7     --   Shareholder Rights Agreement dated April 1, 1998 by and between the
             Registrant and Harris Trust and Savings Bank, as rights agent
             (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31,
             1998)

10.1    --   Amended and Restated Business Loan Agreement dated February 21,
             1997 between the Registrant and Bank of America, Texas, N.A. (filed as Exhibit 10 to Form 10-Q dated May 14, 1997)

10.2    --   Substituted First Amendment to Amended and Restated Business Loan
             Agreement by and between the Company and Bank of America Texas,
             N.A. dated June 6, 1997 (filed as Exhibit 10 to Form 10-Q dated
             August 14, 1997)

10.3    --   Second Amendment to Amended and Restated Business Loan Agreement
             between the Registrant and Bank of America, Texas, N.A. dated
             August 29, 1997 (filed as Exhibit 10.3 to Form S-4 dated October 3,
             1997)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT NO.                      EXHIBIT
-----------                      -------

10.4    --   Third Amendment to Amended and Restated Business Loan Agreement
             between the Registrant and Bank of America, Texas, N.A. dated July
             17, 1998. (filed as Exhibit 10.4 to form 10-Q dated August 13,
             1998)

10.5    --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

10.6    --   Second Amended and Restated 1993 Stock Option Plan for Non-Employee
             Directors of ICO, Inc. (filed as Exhibit A to the Registrant's
             Definitive Proxy Statement dated January 26, 1999 for the Annual
             Meeting of Shareholders)

10.7    --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated June 24, 1994 for the
             Annual Meeting of Shareholders)

10.8    --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

10.9    --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)

10.10   --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
             Registrant's Definitive Proxy Statement dated January 23, 1998 for the Annual Meeting of Shareholders)

10.11   --   Willoughby International Stockholders Agreement dated April 30,
             1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

10.12   --   Consulting Agreement-- William E. Willoughby (filed as Exhibit
             10.13 to Form S-4 dated May 15, 1996)

10.13   --   Salary Continuation Agreement-- William E. Willoughby (filed as
             Exhibit 10.14 to Form S-4 dated May 15, 1996)

10.14   --   Addendum to Salary Continuation Agreement-- William E. Willoughby
             (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

10.15   --   Non-Competition Covenant William E. Willoughby (filed as Exhibit
             10.11 to Form S-4 dated May 15, 1996)

10.16   --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form
             S-4 dated May 15, 1996)

10.17   --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May
             15, 1996)

10.18   --   Employment Agreement dated April 1, 1995 by and between the
             Registrant and Asher O. Pacholder and amendments thereto (filed as
             Exhibit 10.16 to Form 10-K dated December 29, 1997)

10.19   --   Employment Agreement dated April 1, 1995 by and between the
             Registrant and Sylvia A. Pacholder and amendments thereto (filed as
             Exhibit 10.17 to Form 10-K dated December 29, 1997).

10.20   --   Employment Agreement dated September 4, 1998 by and between the
             Registrant and Jon C. Biro (Filed as Exhibit 10.20 to Form 10-K
             dated December 23, 1998)

10.21   --   Employment Agreement dated September 4, 1998 by and between the
             Registrant and Isaac H. Joseph (Filed as Exhibit 10.21 to Form 10-K
             dated December 23, 1998)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT NO.                      EXHIBIT
-----------                      -------
10.22   --   Employment Agreement dated June 18, 1984 by and between a
             wholly-owned subsidiary of the Registrant and Theo J.M.L. Verhoeff
             (Filed as Exhibit 10.22 to Form 10-K dated December 23, 1998)

21      --   Subsidiaries of the Company (Filed as Exhibit 21 to Form 10-K dated
             December 23, 1998)

27**    --   Financial Data Schedule

---------

** Filed herewith