Form 10-Q
period 1999-06-30
ICO INC
filed 1999-08-16
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                                                --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from            to
                                                      ------------  ------------

                         Commission File Number 0-10068
                                               --------

                                    ICO, INC.
             -----------------------------------------------------
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

                Common stock, without par value 22,114,016 shares
                       outstanding as of August 13 , 1999

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                         PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and
                  September 30, 1998................................................    3

                  Consolidated Statements of Operations for the Three and
                  Nine Months Ended June 30, 1999 and 1998..........................    4

                  Consolidated Statements of Comprehensive Income for the
                  Three and Nine Months ended June 30, 1999 and 1998................    5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 1999 and 1998..........................    6

                  Notes to Consolidated Financial Statements........................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................    9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......   19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................   20

         Item 2.  Changes in Securities.............................................   -

         Item 3.  Defaults upon Senior Securities...................................   -

         Item 4.  Submission of Matters to a Vote of Security Holders...............   -

         Item 5.  Other Information.................................................   -

         Item 6.  Exhibits and Reports on Form 8-K..................................   22

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)

                                                                                    JUNE 30,    SEPTEMBER 30,
                                                                                      1999          1998
                                                                                    ---------    ---------
ASSETS
Current assets:
         Cash and equivalents                                                       $  27,795    $  51,135
         Trade receivables (less allowance for doubtful accounts of $1,686
            and $1,690, respectively)                                                  50,142       56,868
         Inventories                                                                   25,741       29,963
         Deferred tax asset                                                             2,987        3,154
         Prepaid expenses and other                                                     3,565        4,320
                                                                                    ---------    ---------
                  Total current assets                                                110,230      145,440
                                                                                    ---------    ---------
Property, plant and equipment, at cost                                                186,752      184,683
         Less - accumulated depreciation and amortization                             (72,593)     (67,384)
                                                                                    ---------    ---------
                                                                                      114,159      117,299
                                                                                    ---------    ---------
Other assets:
         Goodwill (less accumulated amortization of $7,783 and $6,592,
            respectively)                                                              54,814       57,304
         Debt offering costs                                                            3,760        4,180
         Other                                                                          3,014        4,454
                                                                                    ---------    ---------
                                                                                    $ 285,977    $ 328,677
                                                                                    =========    =========
LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
         Short-term borrowings and current portion of long-term debt                $   9,787    $  12,836
         Accounts payable                                                              20,363       24,220
         Accrued interest                                                               1,240        4,395
         Accrued insurance                                                              2,235        1,790
         Accrued salaries and wages                                                     3,525        2,372
         Income taxes payable                                                             714           43
         Other accrued expenses                                                        12,842       10,564
                                                                                     ---------    ---------
                  Total current liabilities                                            50,706       56,220

Deferred income taxes                                                                   1,434        9,454
Other long-term liabilities                                                             1,711        2,056
Long-term debt, net of current portion                                                131,172      132,631
                                                                                    ---------    ---------
                  Total liabilities                                                   185,023      200,361
                                                                                    ---------    ---------

Commitments and contingencies                                                              --           --
Stockholders' equity:
         Preferred stock, without par value - 500,000 shares authorized; 322,500
           shares issued and outstanding with a liquidation preference of $32,250          13           13
         Junior participating preferred stock, without par value - 50,000 shares
           authorized; 0 shares issued and outstanding                                     --           --
         Common stock, without par value - 50,000,000 shares authorized;
             22,114,016 and 22,108,153 shares issued and outstanding, respectively     39,181       39,170
         Additional paid-in capital                                                   108,725      108,725
         Accumulated other comprehensive loss                                          (6,238)      (1,890)
         Accumulated deficit                                                          (40,727)     (17,702)
                                                                                    ---------    ---------
                                                                                      100,954      128,316
                                                                                    ---------    ---------
                                                                                    $ 285,977    $ 328,677
                                                                                    =========    =========



   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                     ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
Revenues:
     Petrochemical processing sales and services     $  47,627    $  46,718    $ 138,092    $ 128,813
     Oilfield sales and services                        17,868       26,466       53,740       80,937
                                                     ---------    ---------    ---------    ---------
Total net revenues                                      65,495       73,184      191,832      209,750
                                                     ---------    ---------    ---------    ---------
Cost and expenses:
     Cost of sales and services                         49,103       55,419      147,022      157,475
     Selling, general and administrative                10,082       10,009       33,017       34,753
     Depreciation                                        3,534        3,262       10,799        9,128
     Amortization of intangibles                           663          674        2,088        2,169
     Impairment of long-lived assets                      --           --          9,291         --
     Write-down of fixed assets                            425         --          3,273         --
     Write-down of inventories                            --           --          1,507         --
     Severance expenses                                  1,500         --          2,499         --
     Write-off of start-up costs                          --           --            867         --
                                                     ---------    ---------    ---------    ---------
                                                        65,307       69,364      210,363      203,525
                                                     ---------    ---------    ---------    ---------
Operating income (loss)                                    188        3,820      (18,531)       6,225
                                                     ---------    ---------    ---------    ---------
Other income (expense):
     Gain on sale of equity investment                    --           --           --         11,805
     Currency exchange loss                               (431)        --           (431)        --
     Interest income                                       382          772        1,528        2,929
     Interest expense                                   (3,385)      (3,374)     (10,333)     (10,339)
     Other                                                  (3)          13           32            8
                                                     ---------    ---------    ---------    ---------
                                                        (3,437)      (2,589)      (9,204)       4,403
                                                     ---------    ---------    ---------    ---------

Income (loss) before taxes and extraordinary item       (3,249)       1,231      (27,735)      10,628
Provision for income taxes                                 942         (564)       7,158        5,187
                                                     ---------    ---------    ---------    ---------
Income (loss) before extraordinary item              $  (2,307)   $     667    $ (20,577)   $   5,441
                                                     ---------    ---------    ---------    ---------
Extraordinary gain                                        --           --            399         --
                                                     ---------    ---------    ---------    ---------
Net income (loss)                                       (2,307)         667      (20,178)       5,441
                                                     ---------    ---------    ---------    ---------
Preferred Dividends                                        544          544        1,632        1,632
                                                     ---------    ---------    ---------    ---------
Net income (loss) applicable to common stock         $  (2,851)   $     123    $ (21,810)   $   3,809
                                                     =========    =========    =========    =========
Basic and diluted earnings (loss) per share before
     extraordinary item (see Note 4)                 $    (.13)   $     .01    $   (1.01)   $     .17
Extraordinary item                                        --           --            .02         --
                                                     ---------    ---------    ---------    ---------
Basic and diluted earnings (loss) per share          $    (.13)   $     .01    $    (.99)   $     .17
                                                     =========    =========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 (Unaudited and in thousands, except share data)

                                                       THREE MONTHS             NINE MONTHS
                                                       ENDED JUNE 30           ENDED JUNE 30
                                                   --------------------    --------------------
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
Net Income (loss)                                  $ (2,307)   $    667    $(20,178)   $  5,441
Other comprehensive loss
         Foreign currency translation adjustment     (1,471)       (235)     (4,348)     (1,943)
                                                   --------    --------    --------    --------

Comprehensive income (loss)                        $ (3,778)   $    432    $(24,526)   $  3,498
                                                   ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Unaudited and in thousands, except share data)

                                                                                 NINE MONTHS
                                                                                ENDED JUNE 30,
                                                                             --------------------
                                                                               1999        1998
                                                                             --------    --------
Cash flows from operating activities:
         Net income (loss)                                                   $(20,178)   $  5,441
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
         Depreciation and amortization                                         12,887      11,297
         Gain on sale of equity investment                                       --       (11,805)
         Write-down of inventories                                              1,507        --
         Write-off of start-up costs                                              867        --
         Impairment of long-lived assets                                        9,291        --
         Write-down of fixed assets                                             3,273        --
         Loss on currency exchange                                                431        --
         Changes in assets and liabilities, net of the effects of
            business acquisitions:
                       Receivables                                              6,299      (5,305)
                       Inventories                                              2,005      (6,721)
                       Prepaid expenses and other assets                          (15)     (1,835)
                       Income taxes payable                                     1,079         642
                       Deferred taxes                                          (8,408)      2,100
                       Accounts payable                                        (3,429)        891
                       Accrued interest                                        (3,155)     (2,842)
                       Accrued expenses                                         3,102        (755)
                                                                             --------    --------
                       Total adjustments                                       25,734     (14,333)
                                                                             --------    --------
                  Net cash provided by (used for) operating activities          5,556      (8,892)
                                                                             --------    --------
      Cash flows used for investing activities:
         Capital expenditures                                                 (12,329)    (19,369)
         Acquisitions, net of cash acquired                                    (7,603)    (17,137)
         Disposition of equity investment, net of expenses                       --        13,679
         Dispositions of property, plant and equipment                            (15)      2,198
                                                                             --------    --------
                  Net cash used for investing activities                      (19,947)    (20,629)
                                                                             --------    --------
Cash flows used for financing activities:
         Net proceeds from sale of stock                                           12       1,173
         Payment of dividend on preferred stock                                (1,632)     (1,632)
         Payment of dividend on common stock                                   (1,216)     (3,614)
         Additional debt                                                          598       4,044
         Reductions of debt                                                    (6,520)     (3,433)
                                                                             --------    --------
                  Net cash used for financing activities                       (8,758)     (3,462)
                                                                             --------    --------
Effect of exchange rates on cash                                                 (191)        (17)
                                                                             --------    --------
Net decrease in cash and equivalents                                          (23,340)    (33,000)
Cash and equivalents at beginning of period                                    51,135      83,892
                                                                             --------    --------
Cash and equivalents at end of period                                        $ 27,795    $ 50,892
                                                                             ========    ========
Supplemental disclosures of cash flow information:
       Cash received (paid) during the period for:
                  Interest received                                             1,529       2,962
                  Interest paid                                               (13,497)    (12,413)
                  Income taxes paid                                              (727)     (3,348)



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1998 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1999, the results of operations for the three and nine months ended June 30, 1999 and 1998 and the changes in its cash position for the nine months ended June 30, 1999 and 1998. Results of operations for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


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

NOTE 3.  ACQUISITION

         On February 18, 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653,000 in cash and the assumption of approximately $4,144,000 of debt. The Company will account for the acquisition using the purchase method of accounting and, as such, the operating results for MilCorp impact the results of the Company from the date of the acquisition forward. The acquisition generated approximately $4,700,000 of Goodwill which will be amortized over 40 years. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than fifty years and its customers include many of Western Canada's large energy companies and drilling contractors.


NOTE 4.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three and nine months ended June 30, 1999 and 1998, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.

                                                           THREE MONTHS ENDED JUNE 30,
                                     ---------------------------------------------------------------------------
                                                       1999                                   1998
                                     -------------------------------------      ---------------------------------
                                                         (In thousands, except share data)

                                      Income          Shares        Amount     Income        Shares        Amount
                                     --------       ----------      ------     ------      ----------      -----
Net Income (loss)                    $ (2,307)                                 $  667
Less: Preferred stock dividends           544                                     544
                                     --------                                  ------
BASIC EPS                            $ (2,851)      22,113,707      $  (.13)   $  123      21,943,713      $ .01
                                                                    =======                                =====
EFFECT OF DILUTIVE SECURITIES
   Options                               --             17,964                   --            20,543
   Warrants                              --               --                     --              --
                                     --------       ----------                 ------      ----------
DILUTED EPS                          $ (2,851)      22,131,671      $  (.13)   $  123      21,964,256      $ .01
                                     ========       ==========      =======    ======      ==========      =====


                                                         THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                                         1999                                  1998
                                     --------------------------------------    ------------------------------------
                                                        (In thousands, except share data)

                                      Income           Shares        Amount    Income         Shares        Amount
                                     ---------       ----------      ------    -------      ----------      -----
Net Income (loss)                    $ (20,178)                                $ 5,441
Less: Preferred stock dividends          1,632                                   1,632
                                     ---------                                 -------

BASIC EPS                            $ (21,810)      22,111,715      $ (.99)   $ 3,809      21,847,670      $ .17
                                                                     ======                                 =====

EFFECT OF DILUTIVE SECURITIES
   Options                                --              6,397                   --           101,068
   Warrants                               --               --                     --            64,393
                                     ---------       ----------                -------      ----------
DILUTED EPS                          $ (21,810)      22,118,112      $ (.99)   $ 3,809      22,013,131      $ .17
                                     =========       ==========      ======    =======      ==========      =====

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


NOTE 6. INVENTORIES

         Inventories consisted of the following:

                      JUNE 30,    SEPTEMBER 30,
                        1999         1998
                      --------     --------
                         (In thousands)

Finished Goods        $ 10,380     $ 14,292
Raw Materials           10,505       10,302
Work in Progress         1,248        1,491
Supplies                 3,608        3,878
                      --------     --------
                      $ 25,741     $ 29,963
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The expansion of the Company's distribution and concentrate manufacturing businesses within the petrochemical processing segment has had the effect of reducing overall petrochemical processing margins as a percentage of revenue. The gross margin percentages for the distribution and concentrate manufacturing businesses, are generally significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations typically involve processing customer-owned material (referred to as "toll" processing).

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

         The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends have been attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and declining demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened.

         Oil and gas prices continued to fall sharply in the first half of fiscal 1999, resulting in extremely depressed levels of oilfield exploration and production activity. The Company's oilfield service revenues and income have been adversely impacted by these factors. More recently, the price of oil has risen to above $20 per barrel and natural gas prices have also risen. This increase, however, has not yet resulted in any material increase in the demand for the Company's products and services. Although, barring another collapse of commodity prices, the Company anticipates that oilfield service activity will increase and, hence, the demand for the Company's oilfield services will improve, it appears that the level of activity will continue to be relatively weak during the quarter ended September 30, 1999. Although the Company is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will improve at some point, the timing of such a recovery cannot be predicted with certainty.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                               JUNE 30, 1999   SEPTEMBER 30, 1998
                               -------------   ------------------
Cash and cash equivalents      $ 27,795,000      $ 51,135,000
Working capital                  59,524,000        89,220,000
Current ratio                           2.2               2.6
Debt-to-capitalization             .58 to 1          .53 to 1

         Cash and cash equivalents decreased $23,340,000 during the nine months ended June 30, 1999 and working capital declined $29,696,000 during the first three quarters of fiscal 1999, due to the factors described below.

         For the nine months ended June 30, 1999, cash provided by operating activities increased to $5,556,000 from uses of $(8,892,000) for the nine months ended June 30, 1998. The improvement occurred despite lower income during the nine months ended June 30, 1999, compared to the same period of fiscal 1998, due to the fiscal year 1999 non-cash charges, which were added back to net income to arrive at operating cash flow and the gain on sale of equity investment, which was subtracted from 1998 net income to arrive at cash flows from operating activities, during that period. Additionally, various changes of the working capital accounts had the effect of increasing cash flows from operations, compared to fiscal 1998.

         Capital expenditures totaled $2,565,000 and $12,329,000 during the three and nine months ended June 30, 1999, of which $1,975,000 for the three-month period and $8,189,000 for the nine-month period related to the Petrochemical Processing business and the remaining $590,000 for the three months ended June 30, 1999 and $4,140,000 for the nine months ended June 30, 1999 related to the Oilfield Service business. A majority of the expenditures, within the oilfield service business involved fulfilling commitments made by the Company during fiscal 1998. For the remainder of fiscal 1999, capital expenditures are expected to continue to decline compared to fiscal 1998 levels. The Company anticipates that available cash and/or existing foreign credit facilities will be sufficient to fund remaining fiscal 1999 capital expenditure requirements.

         Cash flows from financing activities decreased from uses of $(3,462,000) during the nine months ended June 30, 1998 to uses of $(8,758,000), during the 1999 period. The decrease was due to lower sale of stock proceeds, lower debt additions and increased debt repayments, partially offset by lower common stock dividend payments.

         The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness that the Company can incur and the amount of dividends which can be paid by the Company. Currently, the Company does not have in place a domestic credit facility. While the Company considers its current cash balances an adequate source of liquidity at this time, management is currently working to establish a domestic credit facility. The Company has available $10,750,000 of additional borrowing capacity under various foreign facilities. These foreign facilities are primarily revolving lines of credit with interest rates ranging from 4.5% to 8.6% and maturities of less than one year. Outstanding borrowings under these facilities are typically secured by the assets of the applicable foreign subsidiary.

         During the second quarter of fiscal 1999, the Company suspended dividend payments on common stock. The Board of Directors determined that it would be in the best interests of shareholders to maximize financial flexibility by retaining cash within the Company in light of the conditions in the energy and petrochemicals markets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESULTS OF OPERATIONS


                                          THREE MONTHS ENDED JUNE 30,                   NINE MONTHS ENDED JUNE 30,
                                 ---------------------------------------------   ---------------------------------------------
                                               % of                    % of                   % of                    % of
NET REVENUES (000'S)                1999       Total        1998       Total        1999      Total        1998       Total
                                 ---------------------------------------------   ---------------------------------------------

Distribution                     $  20,471          43   $  21,130          45   $  61,828          45   $  56,149          44
Size Reduction Services and
   Other Sales and Services         11,904          25      12,941          28      36,024          26      39,097          30
Compounding Sales and Services      15,252          32      12,647          27      40,240          29      33,567          26
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total Petrochemical Processing      47,627         100      46,718         100     138,092         100     128,813         100
                                 ---------               ---------               ---------               ---------

Exploration Sales and Services       5,865          33      10,689          40      18,840          35      31,083          38
Production Sales and Services        6,976          39       8,922          34      20,087          37      27,261          34
Corrosion Control Sales and
   Services                          3,507          20       6,393          24      11,781          22      19,548          24
Other Sales and Services             1,520           8         462           2       3,032           6       3,045           4
                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Total Oilfield Services             17,868         100      26,466         100      53,740         100      80,937         100
                                 ---------               ---------               ---------               ---------
Total                            $  65,495               $  73,184               $ 191,832               $ 209,750
                                 =========               =========               =========               =========


                                     THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                   -------------------------------  ----------------------------------
                                             % of            % of               % of             % of
OPERATING PROFIT (LOSS) (000'S)     1999     Total    1998   Total     1999     Total    1998    Total
                                   -------------------------------  ----------------------------------
Petrochemical Processing           $ 2,772     91   $ 2,010     37   $ (6,171)    73   $  7,435     42
Oilfield Services                      278      9     3,393     63     (2,334)    27     10,250     58
                                   -------    ---   -------    ---   --------    ---   --------    ---
Total Operations                     3,050    100     5,403    100     (8,505)   100     17,685    100
General Corporate Expenses          (2,862)          (1,583)          (10,026)          (11,460)
                                   -------          -------          --------          --------
Total                              $   188          $ 3,820          $(18,531)         $  6,225
                                   =======          =======          ========          ========


Three and Nine Months Ended June 30, 1999 Compared to the Three and Nine Months Ended June 30, 1998

REVENUES.

         Consolidated revenues decreased $7,689,000 (11%) and $17,918,000 (9%) during the three and nine months ended June 30, 1999, respectively, as compared to the same periods of fiscal 1998. The declines are attributable to petrochemical processing revenue increases, more than offset by a decline of oilfield service revenues.

         Petrochemical processing revenues increased from $46,718,000 during the third quarter of fiscal 1998 and $128,813,000 during the nine months ended June 30, 1998, to $47,627,000 and $138,092,000 for the three and nine months ended June 30, 1999, respectively. These increases of 2% and 7%, respectively, were due to the acquisitions of J.R. Courtenay (N.Z.) in March 1998, and Soreco in June 1998 and an increase of domestic compounding revenues, partially offset by a European revenue decline. Management believes the European revenue decrease is primarily the result of lower polymer prices during fiscal 1999, compared to fiscal 1998. The trend of lower polymer prices has, in many cases, had the effect of lowering the Company's sales prices and has motivated some

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers to defer purchases of raw materials and draw down on their inventories, in the hope that resin prices will continue to fall and, thus, lower their raw material costs. During the third quarter of fiscal 1999, resin prices firmed and it appears that the lowering price trend may be reversing. If prices continue to rise, management would expect this trend to have a positive effect on the financial results of the petrochemical processing business, particularly in Europe.

         Distribution revenues were $20,471,000 and $61,828,000 for the three and nine months ended June 30, 1999. These results represent a decrease of $659,000 (3%) for the three months ended June 30, 1999 and an increase of $5,679,000 (10%) for the nine months ended June 30, 1999. The quarterly decrease was the result of lower European distribution revenues primarily attributable to lower resin prices during fiscal 1999, partially offset by an increase of domestic distribution revenues. The increase of distribution revenues during the nine months ended June 30, 1999 was the result of the increase of revenues resulting from the J.R. Courtenay acquisition, during March 1998, offset, in part, by a decline in European distribution revenues. Size reduction services and other sales and service revenues declined $1,037,000 (8%) during the three months ended June 30, 1999 and declined $3,073,000 (8%) during the nine months ended June 30, 1999, compared to the same periods of fiscal 1998. Size reduction revenues totaled $11,904,000 and $36,024,000 for the three and nine months ended June 30, 1999, respectively. The declines in fiscal 1999, compared to fiscal 1998, resulted primarily from a decline in demand for the Company's products and services domestically and in Europe. As previously mentioned, the Company believes the decline in demand is partially attributable to the general decline of polymer prices in fiscal 1999. Compounding sales and service revenues increased $2,605,000 (21%) and $6,673,000 (20%) to $15,252,000 and $40,240,000
for the three and nine months ended June 30, 1999, respectively. These increases are mostly due to greater domestic compounding revenues, due in large part to a mid-fiscal 1998 domestic compounding capacity expansion and the acquisition of Soreco made in June 1998.

         Oilfield Service revenues declined from $26,466,000 and $80,937,000 for the three and nine months ended June 30, 1998 to $17,868,000 and $53,740,000 for the three and nine months ended June 30, 1999. These results represent declines of $8,598,000 (32%) and $27,197,000 (34%) for the three and nine-month comparisons, respectively. The revenue decline was broad-based, across all Oilfield Service product lines and was the result of declining demand for the Company's oilfield products and services. Declining demand is the result of depressed average oil and, to a lesser extent, gas prices during most of fiscal 1999, which has resulted in significantly lower rig counts in both the United States and Canada during fiscal 1999, compared to fiscal 1998. The revenue decreases were partially offset by the acquisition of MilCorp. During the quarter ended June 30, 1999 the domestic drilling rig count averaged 523, a 39% decline from the average of approximately 863 during the same quarter of fiscal 1998. West Texas intermediate crude prices improved from an average price of $14.66 during the quarter ended June 30, 1998 to $17.76 during the quarter ended June 30, 1999, a 21% increase. In recent months, the price of oil has continued to rise to above $20 per barrel. This increase, however, has not yet resulted in any significant increase in the level of drilling activity in North America. In fact, the U.S. drilling rig count declined to only 488 rigs on April 30, 1999 and has been rising slowly to 602 rigs as of July 30, 1999. Fortunately, production activity has been improving as evidenced by a 16% improvement of the Company's production services revenues over second quarter results. Barring another collapse of oil and gas prices, the Company anticipates that oilfield service activity will generally increase and, hence, the demand for the Company's oilfield services will increase. The timing of the demand recovery, however, cannot be predicted with certainty. Furthermore, it appears that the level of activity will continue to be fairly weak in the quarter ended September 30, 1999. The Company has continued to reduce Oilfield Service operating and overhead costs, while maintaining the Company's position as a leader in providing high quality and cost-effective services to its customers. These cost and overhead reductions include Oilfield Services personnel reductions of more than 30% during the past year and salary reductions during March 1999 of 10% for most salaried Oilfield Services employees, a portion of Oilfield Service hourly employees and for certain corporate positions, including the Company's President and Chief Executive Officer and the Chairman and Chief Financial Officer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COST AND EXPENSES

         Consolidated gross margins as a percentage of revenues (calculated as net revenues minus total costs of sales and services), increased slightly from 24% during the three months ended June 30, 1998 to 25% for the same quarter of fiscal 1999. Gross margins improved during the quarter due to an increase of Petrochemical gross margins, partially offset by lower Oilfield Service gross margins. For the nine months ended June 30, 1999 gross margins were 23%, down from 25% during the fiscal 1998 period. This decline was primarily driven by lower Oilfield Service gross margins as a percentage of revenues during fiscal 1999.

         Petrochemical gross margins were 25% during the third quarter of fiscal 1999 compared to 20% during the third quarter of fiscal 1998. During the nine months ended June 30, 1999 Petrochemical Processing gross margins were 22% of revenues compared to 21% for the same period of fiscal 1998. These improvements were primarily the result of an increase in domestic and European gross margins as a percentage of revenues. Domestic profitability gains resulted from cost cutting efforts, production efficiency improvements and an increase in compounding volumes at Bayshore Industrial (due in large part to the mid-year 1998 capacity expansion). European improvements resulted from a favorable revenue mix along with the beneficial effect of rising resin prices.

         Oilfield Service gross margins declined to 25% and 23% for the three and nine months ended June 30, 1999, respectively. During both the three and nine months ended June 30, 1998, Oilfield Service gross margins were 31%. The decline was driven by lower volumes, as costs were spread over less revenues, and weaker pricing, due to very poor market conditions. The Company has reacted to these conditions by rationalizing the cost structure of the Oilfield Service business to reflect current activity levels. These cost reductions have included a 30% headcount reduction of the Oilfield Service workforce during the past year, a 10% reduction in compensation for most Oilfield Service salaried and hourly employees, and a significant reduction of contract labor expenses.

         Selling, general and administrative costs increased $73,000 (1%) during the three months ended June 30, 1999 and declined $1,736,000 (5%) during the nine months ended June 30, 1999, compared to the same periods of fiscal 1998. The slight quarterly increase was caused by significant sales, general and administration declines within the Oilfield Service and domestic Petrochemical Processing businesses and lower corporate management compensation expenses, more than offset by an increase in workers' compensation expenses, bonus expenses and the effect of the MilCorp acquisition. The increase in bonus expense is primarily due to the reversal of accrued bonuses during the third quarter of 1998, compared to minimal bonus expenses incurred during the third quarter of 1999. The year-to-date decrease resulted from significant cost reductions within the Oilfield Service and domestic Petrochemical businesses, lower corporate management compensation expenses and lower litigation charges. These declines were partially offset by an increase of sales, general and administrative expenses due to the acquisitions of J.R. Courtenay, Soreco and MilCorp and an increase of workers' compensation expenses. The decline in Oilfield Service and domestic Petrochemical Processing sales, general and administrative expenses were driven largely by staffing reductions.

         Depreciation and amortization expenses increased from $3,936,000 during the third quarter of fiscal 1998 to $4,197,000 during the same quarter of fiscal 1999 and from $11,297,000 for the nine months ended June 30, 1998 to $12,887,000 for the nine months ended June 30, 1999. These increases were mostly the result of capital expenditures and business acquisitions since June 30, 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Write-off of start-up costs. The write-off of start-up costs primarily relates to the closure, during the second quarter of fiscal 1999, of an operation which had generated capitalized start-up costs. This operation had an immaterial impact on the Company's financial results prior to the write-off of capitalized start-up costs.

THIRD QUARTER FISCAL 1999 CHARGES

         During the third quarter of fiscal 1999 the Company recognized a severance charge of $1,500,000 and a fixed asset write-down of $425,000 related to the management restructuring of the Company's European Petrochemical Processing operations.

OPERATING INCOME

         Operating income decreased from $3,820,000 for the three months ended June 30, 1998, to $188,000 for the three months ended June 30, 1999 and from $6,225,000 for the nine months ended June 30, 1998 to a loss of $(18,531,000) for the nine months ended June 30, 1999. The decrease was due to the changes in revenues and costs and expenses discussed above.

CURRENCY EXCHANGE LOSS

         During the third quarter of fiscal 1999, the Company recognized an exchange loss of $431,000 related to an intercompany note, which was repaid by a foreign subsidiary subsequent to June 30, 1999.

GAIN ON SALE OF EQUITY INVESTMENT

         During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,805,000 on the sale of an equity investment. The Company received cash of $14,484,000 and recorded an after-tax gain of approximately $6,799,000 on the sale.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTEREST INCOME/EXPENSE

         Net interest expense was $3,003,000 and $8,805,000 during the three and nine months ended June 30, 1999. For the three and nine months ended June 30 1998, the Company had net interest expense of $2,602,000 and $7,410,000, respectively. This change was primarily the result of declining cash balances, due in large part to acquisitions, as well as internal capital expenditures.

INCOME TAXES

         The Company's effective income tax rate decreased to 29% and 26% during the three and nine months ended June 30, 1999, respectively, compared to 46% and 49% during the three and nine months ended June 30, 1998, respectively. The effective tax rate decline during the third quarter of fiscal 1999, compared to fiscal 1998, was due to a change in mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions. The year-to-date decline was also caused by a change of the mixture of pre-tax income generated in different tax jurisdictions, as well as an increase of permanent differences (primarily due to the second quarter of fiscal 1999 write-down of impaired goodwill).

NET INCOME

         For the three and nine months ended June 30, 1999, the Company had a net loss of $(2,307,000) and $(20,178,000), respectively, compared to net income of $667,000 and $5,441,000 for the same periods in fiscal 1998, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

         The fluctuations of the U.S. Dollar against the Dutch Guilder, Swedish Krona, British Pound, Italian Lira, Canadian Dollar, the French Franc, and the Australian and New Zealand Dollars have impacted the translation of revenues and income of the Company's international operations. The table below summarizes the impact of the above currencies during the three and nine months ended June 30, 1999, compared to the exchange rates used to translate the three and nine months ended June 30, 1998.


                    THREE MONTHS    NINE MONTHS
                        ENDED         ENDED
                       JUNE 30,      JUNE 30,
                         1999         1999
                      ---------     ---------

Net revenues          $ 237,000     $ 418,000
Operating income         26,000        49,000
Pre-tax income           26,000        45,000
Net income               14,000        25,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         To improve access to business information through common, integrated computing systems within business operations, the Company has begun a business systems replacement project for its domestic, Australian and New Zealand petrochemical operations. The new systems ("Business Replacement Systems"), which are expected to make these operations' business computer systems Year 2000 compliant, are scheduled for completion by September 1999. Implementation of these programs is approximately 95% complete. The Company has developed a contingency plan in which it would upgrade rather than replace existing systems to make them Year 2000 compliant. A decision to implement the contingency plan will be made by the end of the fourth fiscal quarter of 1999. Remaining business software programs, which are used by the Company's Oilfield and European Petrochemical operations, have been modified, in the case of Oilfield operations, and upgraded, in the case of European Petrochemical operations, to make them Year 2000 compliant.

         The implementation of the Year 2000 project has not resulted in any other IT projects being deferred, except for a delay in non-Year-2000-related upgrades of the Oilfield operation's business software program. The Company has already begun making these upgrades.

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

         Applications Software. The Application Software section includes the conversion of software which is not Year 2000 compliant or, where available from the supplier, the replacement of such software. Application Software consists of all software not used directly in conjunction with the operation of the Company's manufacturing and service facilities. The Company estimates that the software conversion phase is now 92% complete. The remaining conversions are scheduled to be completed by the end of the fourth fiscal quarter of 1999. The testing phase is conducted as the software is replaced and is scheduled to be completed in the Company's fourth fiscal quarter of 1999. The Company does not foresee the need for a contingency plan in this area, but should one be needed, the Company has developed a plan in which it would install upgraded versions of its application software.

         Corporate Infrastructure. The Corporate Infrastructure section consists of mainframe and desktop computing hardware and connectivity. The Company believes its United States infrastructure is Year 2000 compliant, and the testing of this infrastructure to confirm its compliance has been completed. The Company has completed the replacement of its European infrastructure, which the Company believes is Year 2000 compliant. The Company's Australian and New Zealand corporate infrastructures are complete and the Company believes these infrastructures are Year 2000 compliant. The Company's Canadian infrastructures, which include the infrastructure for MilCorp, which was acquired during and did not become part of the Company's Year 2000 readiness project until the second fiscal quarter of 1999, are scheduled for completion in the fourth fiscal quarter of 1999.

         Facility Infrastructure. The Facility Infrastructure section consists of hardware and systems software, including embedded computer chips, used in the operation of the Company's facilities. The testing and repair of Facility Infrastructure has been completed for the Company's U.S., European, and Australian and New Zealand operations. Facility Infrastructure testing and repair for the Company's Canadian operations is scheduled for completion during

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fourth fiscal quarter of 1999. Contingency planning for this section began in the second fiscal quarter of 1999 and is scheduled to be completed during the fourth quarter of fiscal 1999.

         Inspection and Processing Equipment. The Company's oilfield services sector uses inspection and processing equipment, which the Company believes to currently be Year 2000 compliant. The Company's petrochemical sector uses processing equipment, which the Company believes to currently be Year 2000 compliant. The equipment is scheduled to be tested and repaired, if necessary, during the quarter ended December 31, 1999. The Company does not foresee the need for any contingency planning in this area.

         Third Party Suppliers. The Company has identified, communicated with and evaluated the state of Year 2000 preparedness of critical Third Party Suppliers for all its operations except for MilCorp. The Company has developed a contingency plan in which it has identified alternative suppliers that can be used if necessary. The Company is scheduled to complete this process for MilCorp during the fourth fiscal quarter of 1999.

         Costs. The total cost associated with required software and hardware modifications to become Year 2000 compliant is not expected to be material to the Company's financial position or results of operations. The estimated total cost of the Year 2000 project is approximately $490,000. The total amount expended on the project through June 30, 1999 was about $400,000. The estimated future cost of completing the Year 2000 project is estimated to be approximately $90,000. The cost to implement the Business Replacement Systems is not included in these estimates. Costs related to the Year 2000 project will be accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures will be expensed as incurred.

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

         The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.


ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                 JUNE 30, 1999
---------------------              --------------------------------------------------------------------------------

Variable interest rate debt:

                                                                         WEIGHTED AVERAGE
CURRENCY DENOMINATION              US$ EQUIVALENT IN THOUSANDS        YEAR-END INTEREST RATE      EXPECTED MATURITY
---------------------              ---------------------------        ----------------------      -----------------
Dutch Guilders                                   $1,046                        4.00%             less than one year
British Pounds Sterling                             724                        7.00%             less than one year
French Francs                                        78                        4.12%                    2001
Italian Lira                                      4,523                        3.74%             less than one year
Australian Dollar                                   364                        8.75%             less than one year
Canadian Dollar                                   3,741                        8.11%             less than one year


ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:
--------------------

Contract Amounts                             US$ 869
Average Contractual Exchange Rate            (NZ$/US$)    .5430
Expected Maturity Dates                      August 1999 through December 1999

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amounts                             US$ 1,431
Average Contractual Exchange Rate            (A$/US$)   .6526
Expected Maturity Dates                      August 1999 through December 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a named defendant in eight cases involving eight plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; June 29, 1995; June 29, 1995; August 15, 1995; July 23, 1997; and June 1, 1999). For
the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all except one of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. Although one suit against the Company involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, the Company does not believe that this litigation, referred to as the Roark litigation, should have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation.

         In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Except for the Roark litigation, if an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $5,000,000 ($4,500,000 net of current accruals) in the aggregate, for all claims. This agreement governs the Company's liability with respect to the Roark litigation, which involves occupational health claims arising out of Roark's employment at BHTS. Based on the limitation on the Company's obligations provided for in the agreement, the Company does not believe the Roark litigation will have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company.

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

         Until the third fiscal quarter of 1999, Wedco was a plaintiff and a counterclaim defendant and the Company was a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas ("Lefas"), the principal shareholder of Polyvector, and Fred Feder ("Feder"), a former director of Wedco, which was pending in the federal district court for the District of New Jersey (the "New Jersey Action"). Wedco alleged, among other things, that Lefas and Polyvector had breached certain terms of the shareholders' agreement among Wedco and the defendants and sought damages for such breaches. Wedco also alleged, among other things, that Feder had breached his fiduciary duty to Wedco. WedTech (which had been 50% owned by each Wedco and Polyvector), Polyvector and Lefas had asserted various counterclaims and third party claims against the Company allegedly arising out of the Company's merger with Wedco and the conduct of WedTech's affairs under the shareholders' agreement. The defendants sought, among other things, reimbursement for alleged damages. On January 16, 1998, Polyvector finalized its purchase of Wedco's 50% ownership interest in WedTech for CDN $20.8 million. A proceeding initiated on June 25, 1998 had been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief (the "Canadian Action"). The factual complaints raised in the Canadian Action appeared to duplicate the claims raised in the New Jersey Action. During the second fiscal quarter of 1999, the parties to the New Jersey Action and the Canadian Action reached an agreement that settled all outstanding issues in both actions. During the third fiscal quarter of 1999, the parties entered into a settlement, the terms of which did not have a material adverse affect on the Company's financial condition.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce, arises in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Reference is hereby made to the exhibit index which appears on page 23.

(b) There were no reports on Form 8-K during the Company's fiscal 1999 third quarter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT
  NO.                       EXHIBIT
-------  -----------------------------------------------------------------
2.1  --  Share Purchase Agreement between Rotec Chemicals Ltd. and the
         Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)

2.2  --  Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.
         (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)

3.1  --  Articles of Incorporation of the Company dated March 20, 1998.
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

3.4  --  Amended and Restated By-Laws of the Company dated May 12, 1999.

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

10.1 --  ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit
         B to the Registrant's Definitive Proxy Statement dated April 27,
         1987 for the Annual Meeting of Shareholders)

10.2 --  Second Amended and Restated 1993 Stock Option Plan for
         Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the
         Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual Meeting of Shareholders)

10.3 --  1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
         Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT
  NO.                       EXHIBIT
-------  -----------------------------------------------------------------
10.4 --  ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
         Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

10.5 --  ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
         Registrant's Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)

10.6 --  ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
         Registrant's Definitive Proxy Statement dated January 23, 1998 for the Annual Meeting of Shareholders)

10.7 -- Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

10.8 --  Consulting Agreement -- William E. Willoughby (filed as Exhibit
         10.13 to Form S-4 dated May 15, 1996)

10.9 --  Salary Continuation Agreement -- William E. Willoughby (filed as
         Exhibit 10.14 to Form S-4 dated May 15, 1996)

10.10 -- Addendum to Salary Continuation Agreement -- William E.
         Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

10.11 -- Non-Competition Covenant William E. Willoughby (filed as
         Exhibit 10.11 to Form S-4 dated May 15, 1996)

10.12 -- Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

10.13 -- Stockholders Agreement respecting voting of shares of certain
         ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

10.14 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

10.15 -- Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

10.16 -- Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (Filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

10.17 -- Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (Filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

21    -- Subsidiaries of the Company (Filed as Exhibit 21 to Form 10-K dated
         December 23, 1998)


27**  -- Financial Data Schedule
--------
** Filed herewith

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

                                            ICO, Inc.
                                            ------------------------------------
                                            (Registrant)



                                             /s/ Asher O. Pacholder
                                            ------------------------------------
August 13, 1999                             Asher O. Pacholder
                                            Chairman and Chief Financial Officer
                                            (Principal Financial Officer)



                                             /s/ Jon C. Biro
                                            ------------------------------------
                                            Jon C. Biro
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                             DESCRIPTION
------                             -----------------------
27                                 Financial Data Schedule