Form 10-K
period 1999-09-30
ICO INC
filed 1999-12-21
CIK 353567

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                            ------------------------

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR
         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___ to ___ Commission file number 0-10068

                                    ICO, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                          TEXAS                                                                    76-0566682
(State of other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

                11490 WESTHEIMER, SUITE 1000                                                          77077
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by nonaffiliates of the Registrant as of December 13, 1999 was $29,717,000.

        The number of shares outstanding of the registrant's Common Stock as of December 13, 1999: Common Stock, no par value -- 22,406,506

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1999.

--------------------------------------------------------------------------------

                                    ICO, INC.

                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
       Item 1.    Business....................................................................................    1
       Item 2.    Properties..................................................................................   11
       Item 3.    Legal Proceedings...........................................................................   13
       Item 4.    Submission of Matters to a Vote of Security Holders (no response required)..................    -


PART II
       Item 5.    Market for the Registrant's Common Stock and
                  Related Stockholder Matters.................................................................   16
       Item 6.    Selected Financial Data.....................................................................   17
       Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   19
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................................   34
       Item 8.    Financial Statements and Supplementary Data.................................................   34
       Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   34


PART III
       Item 10.   Directors and Executive Officers of the Registrant..........................................   35
       Item 11.   Executive Compensation......................................................................   35
       Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................   35
       Item 13.   Certain Relationships and Related Transactions..............................................   35


PART IV
       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   36

                                     PART I
                          (dollar figures in thousands)

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

PETROCHEMICAL PROCESSING SERVICES

         The Company's petrochemical processing business segment provides both size reduction services (grinding and related services such as blending and screening) and compounding services (including manufacturing concentrates for use in petrochemical products). Several of the size reduction operations also provide compounding, blending, and mixing services. The Company conducts its size reduction and compounding operations in the United States, Europe and Southeast Asia. The Company's concentrate manufacturing operations are conducted primarily through the Company's wholly-owned subsidiaries, Bayshore Industrial, Inc., which operates in the United States, and Rotec Chemicals, Ltd. and Soreco S.A., both of which operate in Europe.

         The Company's size reduction and related processing services and compounding operations are an intermediate step between the production of petrochemical resins and the manufacture of a wide variety of end products, such as paint, garbage bags, plastic film or other objects made of plastic. Chemical manufacturers generally produce petrochemical resins in pellet form. Various manufacturing processes, such as rotational molding, necessary to produce finished plastic or other petrochemical products require the pellets to be ground into smaller sizes, or to be mixed with additives and recombined, before end products having the desired characteristics are produced. The Company's size reduction services involve the grinding or air milling of pellets into smaller sizes and, in some cases, the blending or compounding of petrochemical pellets with other additives or fillers, such as colored pigments. The Company's concentrates manufacturing operations involve the production of additives which, when blended into resin, produce materials with desired properties such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardancy, color, ultraviolet stabilization, impact and tear resistance, or adhesion.

         Size Reduction and Compounding Services. The Company's size reduction services include ambient grinding, cryogenic grinding and jet milling to reduce customer materials to a powder. Materials processed by the Company include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others. The Company is a leading provider of size reduction services in the United States, Western Europe, New Zealand and Australia.

         The majority of the Company's size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultra fine particle size and are not highly heat sensitive. Typically, using company-manufactured equipment, the Company grinds pellets of various materials into powders used in manufacturing household and automotive items (such as household furniture, trash receptacles and plastic automobile parts), agricultural products (such as fertilizer and water tanks), paint, metal and fabric coatings. The powders are also used as raw material for additional processing in which they are combined with additives or colors. Many of the resulting final products are produced by rotational molding, and the Company provides a substantial portion of its size reduction services to customers that are either rotational molders or that supply the rotational molding industry.

         Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin sticks to the hot mold and evenly coats the mold's surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in injection molding. Examples of end products which are rotationally molded include: agricultural tanks, toys and small recreational watercraft.

         The Company provides jet milling for brittle products requiring very fine particle size, such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 50 microns. For materials with special thermal characteristics (such as heat sensitive materials), the Company also provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures. Company-manufactured equipment is typically used to grind the chilled materials.

         In addition, the Company offers its customers related polymer processing services. These services include melt blending and mixing of plastics and other additives, by way of extrusion, to form pellets (compounding); and other processing, packaging, warehousing and distribution services that are integrated with the Company's size reduction services. From time to time, the Company also sells company-manufactured grinding equipment in the United States and internationally.

         The Company has six operating facilities in the United States, nine in Europe, and two in Southeast Asia that provide size reduction services. The two Southeast Asian facilities, which are located in New Zealand and Australia, were acquired through the purchase of J.R. Courtenay (N.Z.) Ltd. (see
"Acquisitions"). The Company closed three of its domestic size reduction facilities during fiscal years 1997 and 1998 in order to reduce costs and capital expenditure requirements.

         Concentrate Manufacturing. The Company has three concentrate manufacturing operations. Bayshore Industrial, Inc.'s facility, which is the Company's primary operation, is in LaPorte, Texas. Two other operations were acquired by the Company - Rotec Chemicals, Ltd., described below, whose Rushden, England facility manufactures proprietary color concentrates, and Soreco S.A. located in Oyonnax, France, which provides high quality color matching and color compounding services for engineering plastics. The Company's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives which are then combined (by the Company or by others) with petrochemical resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers primarily consist of companies that produce the additive-filled resins used by others in fabricating finished products, as well as those companies that make the finished plastic products. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. The Company is often approved as the manufacturer of such concentrates following rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds (i.e., a lab sample) to as large as four million pounds.

         Distribution. In Europe and Southeast Asia, the Company is a leading distributor of powders used in such applications as rotational molding, carpet-backing, and powder coating. The Company also sells these powders in Africa, South America, the Middle East, and Asia. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce the powders. Often, the Company utilizes both size reduction and compounding technology to produce colored powders for its distribution customers. The Company also supplies natural and dry-blended colored powders. The Company has various supply agreements with resin producers which provide for volume and pricing guarantees. These agreements are for varying terms, generally are non-exclusive, and are subject to termination upon short term notice by either party to the contract.

         Petrochemical Processing Customers and Pricing. The primary customers of the Company's petrochemical processing business segment are large producers of petrochemicals (which include major chemical companies and petrochemical production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company's domestic size reduction business, polymer distributors. In size reduction services, the Company has many customers, and no customer or particular type of customer is dominant. Worldwide sales to one petrochemical processing customer (Dow Chemical Company and its subsidiaries) accounted for 13% of the Company's consolidated revenues for the year ended September 30, 1999. The Company has long-term contract arrangements with many petrochemical processing customers whereby it has agreed to process or manufacture certain petrochemical products for a single or multi-year term at an agreed-upon fee structure.

         The Company provides value-added services to customers in both its size reduction service and concentrates manufacturing businesses. Within the concentrates manufacturing business and in the European and Australian size reduction businesses, the Company generally purchases and takes into inventory the raw materials necessary to manufacture concentrates, and sells the manufactured products at a product price. The Company seeks to minimize the risk of price fluctuation in raw materials and other supplies by maintaining relatively short order cycles, however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "Raw Materials and Backlog"). This contrasts with its pricing in its domestic size reduction services, which are often performed on a tolling basis and do not require the purchase of inventory.

         Petrochemical Processing Sales and Marketing. The Company has established a sales force of eleven full-time people dedicated to selling its size reduction services and concentrate products in the United States. In addition, the Company's European petrochemical processing operations have an established sales force in Europe consisting of fifteen full-time individuals located in The Netherlands, the United Kingdom, Italy, France, Belgium, Germany and Scandinavia. The New Zealand and Australian operations have a combined sales force of nine individuals.

         Competition. The specialty petrochemical processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction competitors are generally small and mid-sized companies which, overall, have fewer locations and a more regional emphasis. Several companies also maintain significant size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its market based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

         The ambient size reduction business lacks substantial barriers to entry, but cryogenic grinding and jet milling require a more significant investment and greater expertise. The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise. In general, many of the Company's customers could perform the special petrochemical processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company. While there can be no assurance, the Company believes that it will be able to continue to compete effectively in the industry, based on the factors described above.

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

         Exploration Services. The Company provides inspection services designed to identify new tubular goods which are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. The API standards require pipe to be inspected to meet specified standards and are generally employed as a benchmark in the petroleum industry. Customers, however, generally require pipe to meet more rigorous standards. These inspection services are used by the mills which manufacture pipe, pipe suppliers and end users, such as oil and gas exploration and production companies, as a quality assurance and control measure to reduce the costs associated with defective tubular goods and to reduce the risk of downhole failure, especially when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore waters. The Company operates its own inspection facilities for new tubular goods which provide (in contrast to field inspection) a controlled environment which permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment and avoids problems associated with inclement weather. The Company also performs, under long-term contracts, inspection services on site at the manufacturing plants of several major producers and processors of tubular goods thereby reducing transportation and handling costs to the customer and provides mobile inspection services in the field. The Company also manufactures inspection and quality control equipment which is sold or leased from time to time to steel producers and processors.

         The Company provides its customers a "Full-Service One-Stop Program" by offering a complete range of tubular services, including electro-magnetic inspection ("EMI"), ultrasonic inspection ("UT"), tubular maintenance and storage, inventory management, and associated services such as hydrostatic testing and threading (API specification and premium threading services are offered within the Company's Houston facility by third parties). EMI is a process which identifies flaws through magnetic flux leakage and is generally used on pipe of less than 500 mil. in thickness. The Company designed and uses an EMI system, the AGS System II, which the Company believes is capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. The AGS System II also significantly reduces installation costs while still offering a vast improvement in functionality over conventional methods. The Company also designed and uses a UT system, the ICO Scan system, which identifies flaws which are virtually undetectable by other means, employing high frequency sound waves, and is used to inspect pipe that is thicker than pipe which EMI can effectively inspect or which contains alloys of metals other than steel, such as titanium. During fiscal 1999, the Company received and installed a field-tested, high-speed, full length ultrasonic inspection unit in the Company's Houston, Texas pipe inspection facility. The Company intends to actively market the services provided by this unit during fiscal 2000.

         Production Services. The Company reconditions and inspects used tubular goods and new and used sucker rods through the provision of a complete package of inspection and maintenance services. These services include the testing, cleaning, reconditioning and electronic inspection of tubular goods. These services are performed in a controlled environment at the Company's facilities (providing many of the advantages previously described for in-plant inspection of new tubular goods) as well as at the well site, using mobile equipment. Production services reduce the customer's well operating costs because reconditioning used tubular goods is typically less expensive than purchasing new tubular goods. Reconditioned tubular goods generally must meet the same API or customer standards as new tubular goods. The Company performs these services at ten Company facilities located in California, Mississippi, New Mexico, North Dakota, Oklahoma, Texas (two locations), Wyoming and Canada (two locations).

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

         Corrosion Control Services. The Company's corrosion control services are designed to reduce well operating costs by extending the useful life of downhole tubular goods and sucker rods and by improving the well's hydraulic efficiency and pipe integrity. Corrosive conditions exist inside most wells. Such conditions are particularly extreme in high temperature gas wells and in oil producing regions where secondary and tertiary recovery techniques are utilized. Secondary and tertiary recovery techniques are methods by which natural forces in an oil reservoir are supplemented by means such as water flooding to increase ultimate oil recovery. The Company offers a variety of corrosion control services to its customers, using several of the Company's patented processes. In late fiscal 1999, the Company developed a new coating product called RotoCoat. This coating is used for low-temperature, highly abrasive environments and was developed in conjunction with the Company's petrochemical business. The Company has filed a patent application for this product.

         The Company performs internal coating of new and used tubular goods with a variety of powder and liquid coatings. In the coating process, tubular goods are placed in large burnout ovens to remove foreign substances. The tubular goods are then grit blasted, primed with phenolic, preheated, coated internally and subjected to a final baking process. The tubular goods are then inspected visually and electronically to make certain the coating uniformly covers the entire interior of the pipe and meets the Company's quality assurance specifications. A similar process is utilized for cleaning, priming and coating tubular couplings. The selection of the proper coating for downhole tubular goods requires specialized knowledge and considerable effort by the Company's experienced coating managers and technicians. The key to the process is gathering facts concerning the well, its environment, test procedures and related conditions planned for the life of the well. The Company has five coating facilities located in Louisiana, Texas (three locations) and Canada.

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

         Oilfield Services Customers. The Company's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and oilfield supply companies. No single customer of the oilfield services business segment accounted for over 10% of the Company's consolidated revenues in fiscal 1997, 1998 or 1999. Sales are generally on an order-by-order basis or under short-term contracts (i.e., one year or less). The Company does enter into contracts in connection with the placement of Company owned equipment in tubular goods manufacturing or processing facilities. These contracts are generally for three or more years and in some instances provide for fixed prices, volume discounts and indemnification of customers for certain liabilities.

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

ACQUISITIONS

         From the beginning of fiscal 1994 through the end of fiscal 1999, the Company completed and integrated eleven acquisitions in the oilfield services segment which increased its market share and expanded its service capabilities. In April 1996, the Company entered the petrochemical processing industry through the acquisition of Wedco Technology, Inc. ("Wedco") to take advantage of opportunities in that market. Since the Wedco acquisition, the Company has completed nine additional acquisitions in the petrochemical processing industry. The acquisitions the Company has completed during the last three fiscal years are discussed below and were accounted for using the purchase method of accounting and, as such, the results of operations of the acquired entities are included in the Company's consolidated results of operations only from the date of each acquisition forward.

         During February 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653 in cash and the assumption of approximately $4,144 of debt. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than fifty years and its customers include many of Western Canada's large energy companies and drilling contractors.

         During June 1998, the Company acquired Soreco S.A. ("Soreco") and its wholly owned subsidiary for approximately $1,600 in cash and the assumption of approximately $236 in debt. Soreco, which is strategically located in the French "Plastics Valley", provides high-quality color matching and color compounding services for engineering plastics. Soreco's customer base includes manufacturers of consumer products such as appliances, electronics, cosmetics and other products which require colors with high consistency. Soreco uses sophisticated single pigment coloration techniques to provide rapid turnaround for color matching and compounding services and has an extensive library of proprietary color formulations.

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

         During September 1997, the Company acquired the operating assets of NSpection Systems, Inc. ("NSpection") for $600 in cash and future payments based on sales. Nspection provides electromagnetic inspection and related services for new and used tubing, casing and drill pipe utilizing two locations in Houston, Texas.

         During July 1997, the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly owned subsidiary of Verplast, for a total consideration of approximately $35,100, consisting of approximately $18,700 in cash and the effective assumption of $16,400 in total liabilities. Verplast and Tec-Ma, both located in northern Italy, are suppliers of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

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

         During April 1997, the Company acquired Rotec Chemicals, Ltd. ("Rotec") for a total consideration of approximately $7,800, consisting of approximately $2,500 in cash, 427,353 shares of Company common stock valued at approximately $2,100 and the effective assumption of $3,200 in total liabilities. In addition, Rotec shareholders may be entitled to additional consideration in cash and Company common stock based on future earnings of Rotec. Rotec serves the United Kingdom, Ireland and Continental Europe markets and is a producer of high quality concentrates for a variety of plastics processes.

         During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500 and five additional payments of Dutch Guilders ("Dfl") 674 ($326 at September 30, 1999 exchange rates) payable for each of five years beginning one year after the acquisition date. As of September 30, 1999, Dfl 2,024 ($978 at September 30, 1999 exchange rates) remains outstanding. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future.

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

         The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. The Company believes that its current procedures and practices in its operations, including those for handling hazardous materials, are substantially in compliance with all material environmental laws and regulations and its material operating permits. There can be no assurance, however, that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. While the Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future laws or regulations will be administered or interpreted, it believes the impact of any such laws or regulations is not likely to be more burdensome to the Company than to other similarly situated companies involved in oilfield services or petrochemical processing. Compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

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

PATENTS AND LICENSES

         The Company holds eleven United States patents, two United Kingdom patents, two Australia/New Zealand patents, and has twenty patent applications pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from January 2000 to October 2017. The Company has one patent application pending covering proprietary technology utilized by its plastics compounding business in the petrochemical processing operations. The Company's petrochemical processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company's patents will not be found to be invalid or that others will not claim that the Company's operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings. The Company does not believe any single patent is essential to the overall successful operation of the Company's business.

         In connection with the acquisition of Baker Hughes Tubular Services during fiscal 1992, the Company acquired royalty-free non-exclusive licenses to use Wellhead Scanalog(TM), PipeImage(TM) and other proprietary technology in the United States. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

EMPLOYEES

         As of November 30, 1999, the Company had approximately 1,705 full-time employees, and approximately 337 full-time contract employees. The Company's employees working in the Netherlands, Italy, New Zealand and Australia are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The location and approximate acreage of the Company's operating facilities at December 10, 1999, together with an indication of the services performed at such facilities are set forth below.

                                                                                                            OWNERSHIP
                                                                                                             OR LEASE
                LOCATION                                       SERVICES                         ACRES       EXPIRATION
                --------                                       --------                         -----       ----------
Houston, Texas........................... Corporate headquarters                                 N/A           2001

OILFIELD SERVICES
Bakersfield, California.................. Sucker rod reconditioning and inspecting                29          Owned
Amelia, Louisiana........................ Internal coating and inspection of new and used
                                          tubular goods                                           61           2001
Amelia, Louisiana........................ Internal coating and inspection of new and used
                                          tubular goods                                           23           2003
Broussard, Louisiana..................... Drill pipe inspection                                   17          Owned
Brookhaven, Mississippi.................. Inspection of tubular goods                             12           2001
Farmington, New Mexico................... Inspection of new and used tubular goods                14           2002
Farmington, New Mexico................... Storage and inspection of new and used tubular
                                          goods                                                   10           2004
Williston, North Dakota.................. Used tubular goods services                              2           2002
Oklahoma City, Oklahoma.................. Sucker rod reconditioning and inspecting                 8          Owned
Oklahoma City, Oklahoma.................. Inspection of new and used tubular goods                17          Owned
Corpus Christi, Texas.................... Inspection of new and used tubular goods                10          Owned
Denver City, Texas....................... Sucker rod reconditioning and inspecting                10          Owned
Houston, Texas........................... Inspection of new tubular goods                        192          Owned
Houston, Texas........................... Internal coating of tubular goods                       49          Owned
Houston, Texas........................... Internal research and development                        5           2002
Lone Star, Texas......................... Inspection of new tubular goods                         80          Owned
Lone Star, Texas......................... Inspection of new tubular goods                        N/A        Mo.-to-mo.
Monahans, Texas.......................... Inspection of new and used tubular goods                17           2002
Odessa, Texas............................ Sucker rod reconditioning and inspecting                13           (1)
Odessa, Texas............................ Sucker rod storage                                       7          Owned
Odessa, Texas............................ Spraymetal and epoxy coating of sucker rods              3          Owned
Odessa, Texas............................ Used tubular goods services                             13          Owned
Odessa, Texas............................ Internal coating of tubular goods                       15          Owned
Odessa, Texas............................ Trucking yard                                           14          Owned
Odessa, Texas............................ Used tubular goods services                             22          Owned
Odessa, Texas............................ Storage facility                                        22          Owned
Odessa, Texas............................ Cement lining/external coating                          20           (2)
Odessa, Texas............................ Equipment manufacturing and repair                       9          Owned
Casper, Wyoming.......................... Sucker rod reconditioning and inspecting; inspection
                                          of new and used tubular goods                           40           (3)

                                                                                                            OWNERSHIP
                                                                                                             OR LEASE
                LOCATION                                       SERVICES                         ACRES       EXPIRATION
                --------                                       --------                         -----       ----------
Edmonton, Alberta, Canada................ Inspection of new and used sucker rods;
                                          sales and service of new and used oilwell engines       10           2005
Nisku, Alberta, Canada................... Oilfield tubular goods - trucking, coating, inspecting
                                          and inventory management                               155          Owned
PETROCHEMICAL PROCESSING SERVICES
Fontana, California...................... Size reduction                                           7          Owned
Maywood, Illinois........................ Idle facility                                            3          Owned
Ottawa, Illinois......................... Supplier and processor of filler, extender and
                                          chemical processing minerals                             3           2008
East Chicago, Indiana.................... Size reduction                                           4          Owned
Bloomsbury, New Jersey................... Size reduction                                          15          Owned
Grand Junction, Tennessee................ Size reduction                                           5          Owned
China, Texas............................. Size reduction                                          13          Owned
LaPorte, Texas........................... Concentrate manufacturing and compounding
                                          facility                                                39          Owned
Lovelady, Texas.......................... Size reduction                                           1           2000
Lovelady, Texas.......................... Size reduction                                          24          Owned
Melbourne, Australia..................... Size reduction, compounding and distributing             1           2004
Gainsborough, England.................... Size reduction                                           8          Owned
Rushden, England......................... Concentrate and compounding facility                     1           2008
Beaucaire, France........................ Size reduction                                           5          Owned
Montereau, France........................ Size reduction                                           4          Owned
Oyonnax, France.......................... Compounding                                              1          Owned
Verolanuova, Italy....................... Size reduction, compounding and distributing             5           (4)
Verdellino, Italy........................ Size reduction, compounding and distributing             1           2001
's-Gravendeel, The Netherlands........... Size reduction                                           5          Owned
Auckland, New Zealand.................... Size reduction, compounding and distributing             1           2004
Stenungsund, Sweden...................... Size reduction                                           1           2007

(1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.
(2) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.
(3) Seventeen acres are owned; twenty-one acres are leased through 2003; remaining two acres are leased on a month-to-month basis.
(4) The facility is owned with the exception of one building which is leased through 2000.

         The Company considers its facilities and equipment to be well maintained and adequate for the Company's present operations. The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities in the oilfield services business below full capacity. Most oilfield facilities are operating no more than one shift per day, while most of the petrochemical facilities are operating two or more shifts per day.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a named defendant in seven cases involving seven plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; June 29, 1995; August 15, 1995; July 23, 1997; and June 1, 1999). For the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all except one of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. Although one suit against the Company involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, even if such circumvention occurred, the Company believes that this litigation, referred to as the Roark litigation, should not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation.

         In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Except for the Roark litigation, if an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,500 net of current accruals) in the aggregate, for all claims. This agreement governs the Company's liability with respect to the Roark litigation, which involves occupational health claims arising out of Roark's employment at BHTS. Based on the limitation on the Company's obligations provided for in the agreement, the Company does not believe the Roark litigation will have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company.

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Company is also entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

         Into the third fiscal quarter of 1999, Wedco was a plaintiff and a counterclaim defendant, and the Company was a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas, the principal shareholder of Polyvector, and Fred Feder, a former director of Wedco, which was pending in the federal district court for the District of New Jersey (the "New Jersey Action"). A proceeding initiated on June 25, 1998 had been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief (the "Canadian Action"). During the second fiscal quarter of 1999, the parties to the New Jersey Action and the Canadian Action reached an agreement that settled all outstanding issues in both actions. During the third fiscal quarter of 1999, the parties entered into a settlement that brought an end to the New Jersey Action and the Canadian Action. The terms of the settlement will not have a material adverse effect on the Company's financial condition.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce; arises in connection with a Foreign Collaboration Agreement entered into between it and Baker Hughes Tubular Services, Inc., a corporation whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96,000, calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co-respondent, Baker Hughes Incorporated ("BHI"). The Company had only peripheral knowledge of the dispute between OCTL and BHI prior to the filing of OCTL's claim. The arbitration proceeding is at an early stage, with answers to OCTL's claim having been filed in November 1998. A hearing on the Company's objection to the arbitration tribunal's jurisdiction over the Company (and the objection to jurisdiction made by BHI) was held in London on October 5-7, 1999. The arbitration tribunal has not yet ruled on this issue. Regardless of the liability facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were approximately 910 shareholders of record of the Company's common stock at December 10, 1999.

         During fiscal year 1997, the Company declared and paid a common dividend of $.05 the first quarter and $.055 for the remaining three quarters for a total of $.215 per share during the year. During fiscal year 1998, the Company declared and paid common dividends of $.055 per share, per quarter for a total of $.22 per share during the year. During the first quarter of fiscal year 1999, the Company declared a $.055 per common share dividend. For the remainder of fiscal 1999 and during the first quarter of fiscal year 2000, the Company has not declared or paid a common dividend. The Company currently has no plans to reinstate the common stock dividend.

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

         The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                               HIGH              LOW
                                               ----              ---
            1998     First Quarter             8 3/16            5 15/16
                     Second Quarter            6 1/8             4 9/16
                     Third Quarter             5 1/8             3 15/16
                     Fourth Quarter            4 7/16            2 5/16

            1999     First Quarter             3 1/2             1 15/16
                     Second Quarter            2 7/32              27/32
                     Third Quarter             1 5/8             1
                     Fourth Quarter            2 3/8             1 3/16

ITEM 6.  SELECTED FINANCIAL DATA(1)

         The following table sets forth selected financial data of the Company which has been derived from consolidated financial statements that have been audited by PRICEWATERHOUSECOOPERS LLP, independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------------------------
                                                                     1999         1998           1997         1996          1995
                                                                 -----------   -----------   -----------   -----------   ----------
                                                                                  (In thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Net revenues ..................................................  $   262,373   $   281,343   $   198,042   $   108,350   $   87,887
Cost of sales and services ....................................      201,644       211,856       141,302        75,572       59,989
                                                                 -----------   -----------   -----------   -----------   ----------
Gross profit ..................................................       60,729        69,487        56,740        32,778       27,898
Selling, general and administrative expenses ..................       42,158        45,022        31,981        21,108       17,736
Depreciation and amortization .................................       17,074        15,389        11,349         7,230        5,112
Impairment of long-lived assets ...............................        9,291            --            --         5,025           --
Write-off of fixed assets .....................................        3,420            --            --            --           --
Severance expenses ............................................        2,499            --            --            --           --
Non-recurring compensation arrangements .......................           --            --            --         1,812           --
Write-off of start-up costs ...................................          867            --            --            --           --
                                                                 -----------   -----------   -----------   -----------   ----------
Operating income (loss) .......................................      (14,580)        9,076        13,410        (2,397)       5,050
Interest income ...............................................        1,921         3,771         2,001         1,277        1,424
Interest expense ..............................................       13,831        13,819         5,765           669          117
Gain on sale of equity investment .............................           --        11,773            --            --           --
Other income (expense) ........................................          (51)          (20)          602            97           --
                                                                 -----------   -----------   -----------   -----------   ----------
Income (loss) before income taxes and extraordinary item ......      (26,541)       10,781        10,248        (1,692)       6,357
Income taxes (benefit) ........................................       (6,439)        4,775         4,150          (632)         567
                                                                 -----------   -----------   -----------   -----------   ----------
Income (loss) before extraordinary item .......................      (20,102)        6,006         6,098        (1,060)       5,790
Extraordinary gain ............................................          399            --            --            --           --
                                                                 -----------   -----------   -----------   -----------   ----------
Net income (loss) .............................................      (19,703)        6,006         6,098        (1,060)       5,790
Preferred dividends ...........................................       (2,176)       (2,176)       (2,176)       (2,178)      (2,176)
                                                                 -----------   -----------   -----------   -----------   ----------
Net income (loss) available for Common Shareholders ...........  $   (21,879)  $     3,830   $     3,922   $    (3,238)  $    3,614
                                                                 ===========   ===========   ===========   ===========   ==========

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary item .....  $     (1.01)  $       .18   $       .19   $      (.24)  $      .41
Basic earnings (loss) per share ...............................  $      (.99)  $       .18   $       .19   $      (.24)  $      .41
Diluted earnings (loss) per share before extraordinary item ...  $     (1.01)  $       .17   $       .19   $      (.24)  $      .41
Diluted earnings (loss) per share .............................  $      (.99)  $       .17   $       .19   $      (.24)  $      .41
Cash dividends per share declared on Common Stock .............  $       .06   $       .22   $       .22   $       .20           --
Weighted average shares outstanding (basic) ...................   22,113,000    21,877,000    20,918,000    13,328,000    8,709,000
Weighted average shares outstanding (diluted) .................   22,133,000    22,004,000    21,144,000    13,493,000    8,770,000

OTHER FINANCIAL DATA:
EBITDA (2) ....................................................  $    18,571   $    24,465   $    24,759   $    12,538   $   10,162
Ratio of EBITDA to interest expense (3) .......................         1.3x          1.8x          4.3x         18.7x        86.9x
Ratio of EBITDA to interest expense net of interest income
  (3)(5) ......................................................         1.6x          2.4x          6.6x            --           --
Capital expenditures (4) ......................................  $    15,333   $    26,143   $    15,747   $     8,712   $    5,838
Common stock dividends ........................................  $     1,216   $     4,823   $     4,559   $     2,830   $       --

                                                                                      AS OF SEPTEMBER 30,
                                                                  ---------------------------------------------------------
                                                                     1999        1998        1997        1996        1995
                                                                  ---------   ---------   ---------   ---------   ---------
                                                                                       (In thousands)
BALANCE SHEET DATA:
Cash and equivalents...................................           $  37,439   $  51,135   $  83,892   $  13,414   $  24,991
Working capital........................................              70,202      89,220     110,289      29,882      37,284
Property, plant & equipment, net.......................             114,586     117,299      97,779      72,585      29,824
Total assets...........................................             299,835     328,677     321,753     162,172      88,183
Long-term debt, net of current portion.................             139,652     132,631     133,034      15,422       1,047
Shareholders' equity...................................             102,950     128,316     127,138     120,594      74,471

-----------------
(1) The Statement of Operations, Balance Sheet and Other Financial Data include the results of operations and financial position of the Company and each of the companies acquired since their respective dates of acquisition. See discussion of fiscal year acquisitions in Item 1.
(2) "EBITDA" equals gross profit less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.
(3) Ratios of EBITDA to interest expense and interest expense net of interest income represent ratios which provide investors with information as to the Company's current ability to meet its interest costs.
(4) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.
(5) The ratio has not been presented for 1996 and 1995 as the Company incurred net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company's net revenues through fiscal year 1998 increased due to a variety of factors, including acquisitions and, in many cases, increased sales volumes in both existing and acquired business lines. During fiscal year 1999, net revenues declined largely due to a decrease in demand for the Company's oilfield services.

         The Company's revenue is classified within two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) distributing plastic powders, (2) grinding petrochemicals into powders (size reduction), providing ancillary services and selling grinding equipment manufactured by the Company, and (3) compounding sales and services, which include the manufacture and sale of concentrates. The Company's distribution operations utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

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

         The gross margin percentages for the distribution and concentrate manufacturing businesses, generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as "toll" processing). As a result of these factors, the expansion of the Company's distribution and concentrate manufacturing businesses within the petrochemical processing segment has had the effect of reducing overall petrochemical processing margins as a percentage of revenue.

         The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends were attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and a decline in demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened.

         Oil and gas prices continued to fall sharply in the first half of fiscal 1999, reaching a low of just under eleven dollars per barrel during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity. The Company's oilfield service revenues and income have been adversely impacted by these factors. More recently, the price of oil has risen to above $25 per barrel and natural gas prices have also risen. This increase, however, has not yet resulted in any material increase in the demand for the Company's products and services, particularly exploration related products and services. Although, barring another collapse of commodity prices, the Company anticipates that oilfield service activity will increase and, hence, the demand for the Company's oilfield services will improve, it appears that the level of activity will continue to be relatively weak, at least during the first quarter of fiscal 2000. Although the Company is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will improve at some point, the timing of such a recovery cannot be predicted with certainty.


LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:


                                               1999              1998
                                             --------          --------
          Cash and cash equivalent            $37,439           $51,135
          Working capital                      70,202            89,220
          Current ratio                           2.3               2.6
          Debt-to-capitalization             .59 to 1          .53 to 1


Year Ended September 30, 1999 compared to Year Ended September 30, 1998

         Cash and cash equivalents decreased $13,696 during fiscal year 1999 and the Company's working capital decreased during fiscal year 1999 from $89,220 at September 30, 1998 to $70,202 at September 30, 1999, as a result of the factors described below.

         During fiscal year 1999, cash provided by operating activities increased to $10,024 compared to $181 for the year ended September 30, 1998. Net cash provided by operating activities improved despite the fact that the Company incurred a net loss in fiscal 1999, compared to net income in fiscal 1998. The increase was due to the fact that during fiscal 1998, a gain on sale of the WedTech equity investment was included in net income, but was classified as an investing activity. Also, in fiscal 1999 the net loss included several non-cash charges. Lastly, changes in the working capital accounts had a significant influence on the change in net cash provided by operating activities.

         Capital expenditures totaled $15,333 during fiscal 1999, of which $5,305 related to the oilfield services segment and $10,028 related to the petrochemical processing segment. A majority of fiscal 1999 capital expenditures were incurred to expand or enhance existing facilities, as opposed to replacement or refurbishment of existing productive or soon to be retired assets. Fiscal 2000 capital expenditure requirements are expected to be financed using existing cash and/or funds available under foreign credit facilities.

         Cash flows used for financing activities declined to $1,126 during fiscal year 1999 compared to $4,992 during fiscal 1998. The decline was primarily due to increased borrowings and lower common stock dividends, partially offset by greater debt repayments and lower proceeds from the sale of common stock.

         During fiscal years 1995 through 1999, the Company acquired sixteen businesses. During fiscal 1999, the Company used $7,684 of cash to acquire one oilfield service business. These sixteen acquisitions were made primarily using available cash, the issuance of the Company's Common Stock and the assumption of outstanding debt of the acquired businesses. The Company anticipates it will continue to seek acquisitions in the future, however, it is expected that the number of acquisitions will decline in comparison to recent years. This trend will have the effect of reducing both the Company's revenue growth and its capital requirements.

         As of November 30, 1999, the Company had approximately $9,970 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided by the foreign credit facilities will be an adequate source of liquidity for fiscal 2000.

         The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.

RESULTS OF OPERATIONS

                                                                               YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------
                                                                         % OF                 % OF                   % OF
                                                              1999       TOTAL      1998      TOTAL       1997       TOTAL
                                                            --------   --------   --------   --------   --------   --------
NET REVENUES
Distribution of material ................................   $ 81,964         43   $ 76,360         43   $ 19,279         19
Size reduction services and other sales and services ....     48,093         26     52,515         30     46,011         46
Compounding sales and services ..........................     57,420         31     48,357         27     34,728         35
                                                            --------   --------   --------   --------   --------   --------
Total petrochemical processing revenue ..................    187,477        100    177,232        100    100,018        100
                                                            --------              --------              --------
Exploration sales and services ..........................     25,203         34     39,781         38     37,557         38
Production sales and services ...........................     28,766         38     35,810         35     33,136         34
Corrosion control services ..............................     17,219         23     24,985         24     23,210         24
Other sales and services ................................      3,708          5      3,535          3      4,121          4
                                                            --------   --------   --------   --------   --------   --------
Total oilfield sales and services revenues ..............     74,896        100    104,111        100     98,024        100
                                                            --------              --------              --------
     Total ..............................................   $262,373              $281,343              $198,042
                                                            ========              ========              ========

                                                                        YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------
                                                                 % OF                    % OF                  % OF
                                                     1999        TOTAL       1998        TOTAL      1997      TOTAL
                                                   --------    --------    --------    --------   --------   --------
OPERATING INCOME (LOSS)
Oilfield sales and services ....................   $   (376)         16    $ 13,025          55   $ 14,447         64
Petrochemical processing sales and services ....     (1,967)         84      10,526          45      8,180         36
                                                   --------    --------    --------    --------   --------   --------
Total operations ...............................     (2,343)        100      23,551         100     22,627        100
General corporate expenses .....................    (12,237)                (14,475)                (9,217)
                                                   --------                --------               --------
     Total .....................................   $(14,580)               $  9,076               $ 13,410
                                                   ========                ========               ========

---------------------------

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         Revenues. Consolidated revenues decreased $18,970 (7%) during fiscal 1999, as compared to fiscal 1998. The decline is attributable to an oilfield service revenue decline partially offset by a petrochemical processing revenue increase.

         Petrochemical processing revenues increased from $177,232 during fiscal 1998 to $187,477 for fiscal 1999. This increase of 6% was due to the acquisitions of J.R. Courtenay (N.Z.) in March 1998, and Soreco in June 1998 and an increase of domestic compounding revenues, offset, in part, by lower domestic grinding revenues and lower overall European revenues.

         Distribution revenues were $81,964 for fiscal year 1999, an increase of $5,604 (7%) for fiscal 1999. The increase primarily resulted from the effect of the Courtenay acquisition during March 1998, partially offset by a decline in European distribution revenues. Size reduction services and other sales and service revenues declined $4,422 (8%) during fiscal 1999 to $48,093, compared to fiscal 1998. The decline resulted primarily from a decrease in demand for the Company's products and services domestically and in Europe. Compounding sales and service revenues increased $9,063 (19%) to $57,420 for fiscal 1999. This increase is mostly due to greater domestic compounding revenues, due in large part to a mid-fiscal 1998 domestic compounding capacity expansion and the acquisition of Soreco made in June 1998.

         Oilfield Service revenues declined from $104,111 for fiscal 1998 to $74,896 for fiscal 1999. This result represents a decline of $29,215 (28%). The revenue decline was broad-based, across all Oilfield Service product lines and was the result of declining demand for the Company's oilfield products and services. Management responded to the lower fiscal 1999 revenues with significant cost reductions, particularly personnel reductions as described below. Declining demand is the result of depressed average oil and, to a lesser extent, gas prices during much of fiscal 1999, which has resulted in significantly lower average rig counts in both the United States and Canada during fiscal 1999, compared to fiscal 1998. The revenue decrease was partially offset by the effect of the MilCorp acquisition in February 1999. During the year ended September 30, 1999, the domestic drilling rig count averaged 602, a 33% decline from the average of approximately 905 during fiscal 1998. West Texas intermediate crude prices improved from an average price of $16.20 during fiscal 1998 to $16.31 during fiscal 1999. During most of fiscal 1999, the price of oil rose and is currently above $25 per barrel. This increase, however, has not yet resulted in an increase in the level of drilling activity in North America to average fiscal 1998 levels. In fact, the U.S. drilling rig count declined to only 488 rigs on April 30, 1999 and has been rising slowly to 813 rigs as of December 10, 1999. This trend is detrimental to the Company's oilfield service business, not only from a revenue perspective, but also because this trend has the effect of lowering overall margins, since the Company's exploration services sales usually generate higher gross margins than other oilfield products and services sales. Fortunately, production activity improved in the second half of fiscal 1999, as evidenced by a 9% improvement of the Company's production services revenues in the fourth quarter of fiscal 1999, over the third quarter of fiscal 1999. Barring another collapse of oil and gas prices, the Company anticipates that oilfield service activity will generally continue to increase and, hence, the demand for the Company's oilfield services will increase. The timing and duration of a demand recovery, if any, however, cannot be predicted with certainty.

         Costs and Expenses. Consolidated gross margins (calculated as net revenues minus total costs of sales and services), as a percentage of revenues, decreased from 24.7% during fiscal 1998 to 23.1% during fiscal 1999. Gross margins declined during the year due to a decrease in Oilfield Service gross margins, partially offset by an increase in Petrochemical gross margins.

         Petrochemical gross margins were 22.1% during fiscal 1999 compared to 21.5% during fiscal 1998. The improvement was primarily the result of an increase in domestic and European gross margins, as a percentage of revenues. Domestic gross margin gains resulted from cost cutting efforts, production efficiency improvements and an increase in domestic compounding volumes (due in large part to the mid-year 1998 capacity expansion). European improvements resulted from a favorable revenue mixture, along with the beneficial effect of rising resin prices during the last half of fiscal 1999.

         Oilfield Service gross margins declined to 23.3% for fiscal 1999 from 30.1% in fiscal 1998. The decline was driven by lower volumes (as costs were spread over less revenues), weaker pricing, due to very poor market conditions and a less favorable revenue mix. Additionally, during the second quarter, the Company wrote down $1,203 of oilfield service inventory to estimated market selling prices, thereby increasing cost of sales expenses. The Company reacted to poor market conditions by rationalizing the cost structure of the Oilfield Service business to reflect current activity levels. These cost reductions included a significant headcount reduction of the Oilfield Service workforce during the past year and a reduction of contract labor expenses. Additionally, during fiscal 1999, most oilfield service salaried and hourly employees accepted a 10% pay reduction. The Company's Chairman/CFO and CEO/President also voluntarily accepted a 10% pay cut. In August 1999, 50% of the pay reduction was reestablished and, in December 1999, the remaining portion was reinstated.

         Selling, general and administrative costs decreased $2,864 (6%) during fiscal 1999, compared to fiscal 1998. The decrease resulted from significant cost reductions within the Oilfield Service and Domestic Petrochemical businesses and lower corporate management compensation expenses. These declines were partially offset by an increase of selling, general and administrative expenses due to the acquisitions of J.R. Courtenay, Soreco and MilCorp and an increase in workers' compensation expenses. The decline in Oilfield Service and domestic Petrochemical Processing selling, general and administrative expenses were driven largely by staffing reductions. As a percentage of revenues selling, general and administrative expenses increased to 16.1% in fiscal 1999 from 16.0% in 1998. The increase is mostly due to the drastic decline in oilfield service revenues, offset partially by the expense reductions discussed above.

         Depreciation and amortization expenses increased from $15,389 in fiscal 1998 to $17,074 in fiscal 1999. This increase was mostly the result of capital expenditures and business acquisitions during 1998 and 1999.

         Impairment of long-lived assets. During fiscal 1999, the Company recognized a $9,291 non-cash charge for the impairment of long-lived assets. $748 of this charge relates to the oilfield services business, of which $310 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812 of the petrochemical charge includes the impairment of goodwill and $3,489 consists of machinery and equipment impairment. The amount of the machinery and equipment impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         Write-off of property, plant and equipment. During fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets which are obsolete or are not in working order and will not be used in the future. Of the $3,420 write-down, $2,779 related to the petrochemical business and $641 related to the oilfield service segment.

         Severance expenses. During fiscal 1999, the Company recognized severance expenses of $2,499 relating to terminated employees. Of this charge $1,500 related to management changes within the Company's European Petrochemical Processing operations.

         Write-off of start-up costs. The write-off of start-up costs of $867 primarily relates to the closure, during the second quarter of fiscal 1999, of an operation which had capitalized start-up costs. This operation had an immaterial impact on the Company's financial results prior to the write-off of capitalized start-up costs.

         Operating Income. Operating income decreased from $9,076 during fiscal 1998 to a loss of $(14,580) during fiscal 1999. The decrease was due to the changes in revenues and costs and expenses discussed above.

         Gain on sale of Equity Investment. During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,773 on the sale of an equity investment. The Company received cash of $14,484 and recorded an after-tax gain of approximately $6,799 on the sale.

         Interest Income/Expense. Net interest expense was $11,910 during fiscal 1999 compared to $10,048 during fiscal 1998. This change was primarily the result of lower cash balances due to acquisitions and internal capital expenditures.

         Income Taxes. The Company's effective income tax rate decreased to 24% during fiscal 1999 compared to 44% during fiscal 1998. The effective income tax rate decrease was caused by a change of the mixture of pre-tax income generated in different tax jurisdictions, a significant increase of permanent differences between taxable and book income (primarily due to fiscal 1999 write-down of impaired goodwill) and the fact that the Company's fiscal 1998 sale of an equity investment generated tax expense equal to 42% of the pre-tax gain.

         The Company has, for tax purposes, $23,904 in net operating loss carryforwards which expire between 2001 and 2019, and $489 in investment, alternative minimum and other tax credit carryforwards which, if utilized, will result in a cash savings. Net operating loss carryforwards in the amount of $2,311 and all of the tax credits are expected to expire unused.

         Extraordinary Gain. During fiscal 1999 the Company repurchased Senior Notes with a face value of $2,000, at a discount, recognizing a pre-tax gain of $614 and an after-tax gain of $399.

         Net Income. For fiscal 1999, the Company had a net loss after the extraordinary item of $(19,703) compared to net income of $6,006 in fiscal 1998, due to the factors described above.

         Foreign Currency Translation. The fluctuations of the U.S. Dollar against the Dutch Guilder, Swedish Krona, British Pound, Italian Lira, Canadian Dollar, the French Franc, the Australian Dollar and the New Zealand Dollar did not materially impact the translation of revenues and income of the Company's international operations.


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         Revenues. Consolidated revenues increased $83,301 (42%) during fiscal 1998 compared to fiscal 1997. The revenue growth resulted primarily from the business acquisitions made by the Company during fiscal 1997 and 1998 and, to a lesser extent, internal growth within both of the Company's business segments.

         Oilfield service revenues increased $6,087 or 6% to $104,111 during fiscal 1998. The revenue growth was driven primarily by the fiscal 1998 oilfield service acquisitions and the increased demand for the Company's services during the first half of fiscal 1998. During the third quarter, the revenue growth rate declined, and revenues contracted during the fourth quarter of fiscal 1998, compared to fiscal 1997. Exploration services revenues increased $2,224 or 6% during fiscal 1998 compared to fiscal 1997, primarily a result of the effects of an acquisition. The Company's Exploration services are driven, in large part, by the domestic rig count which declined significantly over the course of fiscal 1998; however, the average fiscal 1998 domestic rig count was down only slightly versus the fiscal 1997 average. Exploration service revenues were consistent with the change of the average rig count, down less than 0.5%, absent the effect of an acquisition. Production service revenues increased

$2,674 (8%) during fiscal 1998 compared to 1997, mostly due to an acquisition, rather than internal growth. Production service revenues are driven by the level of production activity, which in turn, is dependent upon oil and gas prices and the level of rig workover activity. During fiscal 1998, average oil and gas prices and the workover rig count were down compared to fiscal 1997. Despite this fact, production service revenues increased modestly during fiscal 1998, excluding the effect of the Curley's acquisition. Corrosion control revenues improved $1,775 (8%) during 1998 compared to fiscal 1997. This revenue growth resulted from relatively strong Gulf of Mexico activity compared to other oil and gas production and exploration geographical areas. Other oilfield sales and services consist of the Company's Canadian oilfield engine sales and reconditioning business. These revenues declined primarily as a result of declining oil prices during fiscal 1998 compared to fiscal 1997.

         Petrochemical processing revenues increased $77,214 or 77% during fiscal 1998 compared to fiscal 1997. Of this growth, 85% resulted from the fiscal 1998 and 1997 acquisitions, all of which were accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of each acquired entity are included in the Company's consolidated results only from the date of the acquisition forward. Size reduction services and other sales and services revenues improved to $52,515 during fiscal 1998 compared to $46,011 during fiscal 1997, representing an increase of $6,504 (14%). In addition to the effect of the business acquisitions, these revenues increased due to internal growth in the Company's domestic and European operations. Compounding sales and services revenues increased $13,629 or 39% almost entirely due to the fiscal 1997 and 1998 acquisitions, particularly the acquisition of Bayshore. Distribution revenues rose $57,081 or 296%, primarily due to the acquisitions and the growth of the Company's European distribution operations. Worldwide revenues of one petrochemical processing customer comprised approximately 10% of the Company's consolidated revenues.

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

         Selling, general and administrative expenses increased $13,041 (41%) from $31,981 during fiscal 1997 to $45,022 during fiscal 1998. The increase resulted from the timing of the fiscal 1998 and 1997 acquisitions, and an increase in corporate administration and oilfield service expenses. Corporate expenses rose primarily due to an increase in legal and bonus expenses. A majority of fiscal 1998 legal expenses related to legal matters discussed in
Item 3 - "Legal Proceedings" included in this Form 10-K. Two of the legal matters, which comprised a significant portion of fiscal 1998 legal expenses, have been concluded favorably. The bonus expense increase was due to bonuses of $1,300 paid by the Company to over 300 employees during the first quarter of fiscal 1998 and was classified as a general corporate expense. During the fourth quarter of fiscal 1998, the Company began to reduce oilfield service selling, general and administrative expenses based upon the reduced levels of activity in this business and has continued to reduce such expenses. As a percentage of revenues, selling, general and administrative expenses decreased slightly from 16.1% in fiscal 1997 to 16.0% in fiscal 1998. The change was primarily the result of the increases in expenses, described above, offset by the effect of increased distribution and compounding revenues. Generally, the Company's distribution and compounding operations incur lower selling, general and administrative expenses, as a percentage of revenues, than the Company's other sales and services.

         Depreciation and amortization expense increased from $11,349 in fiscal 1997 to $15,389 in fiscal 1998. The increase resulted from additions of property, plant and equipment and goodwill primarily due to the acquisitions made during fiscal 1998 and the timing of 1997 acquisitions, as well as increased amortization of debt issuance costs related to the June 1997 Senior Notes placement.

         Operating Income. Operating income declined from $13,410 for fiscal 1997 to $9,076 for fiscal 1998. The decrease was due to the changes in revenues and costs and expenses discussed above.

         Gain on Sale of Equity Investment. During the first quarter of fiscal 1998, the Company recognized a pre-tax gain of $11,773 on the sale of the Company's 50% equity ownership in WedTech Inc. The Company received cash of $14,484 and recorded an after-tax gain of $6,799 on the sale.

         Interest Income/Expense. Net interest expense was $10,048 during fiscal 1998. For fiscal 1997, the Company incurred net interest expense of $3,764. This change was primarily the result of the June 1997 issuance of $120,000 103/8% Senior Notes and, to a lesser extent, debt assumed in connection with the fiscal 1998 and 1997 acquisitions.

         Income Taxes. The Company's effective income tax rate increased to 44% during fiscal 1998, compared to 41% during fiscal 1997. The increase was primarily the result of the sale of the Company's equity investment in WedTech which created tax expense equal to 42% of the pre-tax gain, an increase in permanent book to tax differences relative to pre-tax income, offset by the effect of a decline in the Company's Italian operations' income tax rates. As non-deductible goodwill amortization continues to increase, due to future acquisitions, the Company would anticipate that future effective tax rates, likewise, would increase. Additionally, the Company's overall tax rate varies depending upon the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions.

         Net Income. For fiscal 1998, the Company had net income of $6,006, as compared to net income of $6,098 for fiscal 1997, due to the factors described above.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Dutch guilder, Swedish krona, British pound, Italian lira, Canadian dollar, and the French franc did not materially impact the translation of revenues and income of the Company's foreign operations materially.

YEAR 2000 ISSUE

         The Year 2000 problem arose because some computer programs use only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19."

         The Company began working toward Year 2000 readiness in fiscal 1997 and has now completed its Year 2000 readiness project.

         To improve access to business information through common, integrated computing systems within business operations, the Company instituted a business systems replacement project for its domestic, Australian and New Zealand petrochemical operations. The new systems ("Business Replacement Systems"), which the Company believes have made these operations' business computer systems Year 2000 ready, have now been completed and implemented. Remaining business software programs, which are used by the Company's Oilfield and European Petrochemical operations, were modified, in the case of Oilfield operations, and upgraded, in the case of European Petrochemical operations, to make them Year 2000 ready.

         The implementation of the Year 2000 readiness project has not resulted in any other IT projects being deferred, except for a delay in non-Year-2000-related upgrades of the Oilfield operation's business software program. The Company has already begun making these upgrades.

         Overview. The Company's Year 2000 readiness project was divided into four sections: Corporate and Facility Infrastructure, Applications Software, Inspection and Processing Equipment, and Third-Party Suppliers. Each section consisted of four phases: Year 2000 readiness analysis and assessment; retiring, replacing, or upgrading items that were not Year 2000 ready; remediation testing of upgraded and replacement hardware and software; and contingency planning.

         Application Software. Application Software consisted of all software not used directly in conjunction with the operation of the Company's service and manufacturing facilities. The Application Software section included the conversion of software which was not Year 2000 ready or, where available from the supplier, the replacement of such software. The Company has completed the Application Software's analysis and assessment, conversion and replacement, and testing phases. The Company believes its Application Software is currently Year 2000 ready.

         Corporate Infrastructure. The Corporate Infrastructure section consisted of mainframe computing hardware and connectivity. The Company has completed the Corporate Infrastructure's analysis and assessment, upgrade and replacement, and testing phases. The Company believes its Corporate Infrastructure is currently Year 2000 ready.

         Facility Infrastructure. The Facility Infrastructure section consisted of hardware and systems software, including embedded computer chips, used in the operation of the Company's facilities. The Facility Infrastructure's analysis and assessment; replacement, upgrade and conversion; and testing phases have been completed. The Company believes its Facility Infrastructure is currently Year 2000 ready.

         Inspection and Processing Equipment. The Company's oilfield services sector uses and manufactures inspection and processing equipment, which the Company believes to currently be Year 2000 ready. The Company's petrochemical sector uses and manufactures processing equipment, which the Company believes to currently be Year 2000 ready.

         Third Party Suppliers. The Company has identified, communicated with and evaluated the state of Year 2000 preparedness of critical Third Party Suppliers for all its operations. As noted in more detail below, the Company has developed a contingency plan in which it has identified alternative suppliers that can be used if necessary.

         Contingency Planning. The Company has developed a contingency plan to minimize Year 2000 risk. The plan covers areas in which the Year 2000 readiness project may not adequately address all of the relevant risk issues. For example, the Company cannot guarantee the Year 2000 readiness of critical third-party suppliers, and thus has taken steps to reduce the risk of an external partner-related failure. These steps include identifying alternative suppliers of raw materials and equipment, and alternative shippers of raw materials and finished products. The Company also will staff a communications center that will monitor Year 2000 developments, notify business operations of Year 2000-related problems, and assist operations in remedying these problems.

         Costs. The total cost associated with required software and hardware modifications to become Year 2000 ready has not been material to the Company's financial position or results of operations. The estimated total cost of the Year 2000 readiness project was approximately $490. The total amount expended on the project through September 30, 1999 was about $324. The cost to implement the Business Replacement Systems is not included in these estimates. Costs related to the Year 2000 project have been accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures have been expensed as incurred.

         Risks. A Year 2000 failure could result in a business disruption that adversely affects the Company's business, financial condition or results of operations. For example, if a Year 2000 failure causes insufficient rail and freight service to be available to the Company, the receipt of raw materials and the shipment of finished products by the Company's petrochemical operations could be curtailed. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company cannot determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes that, with the implementation of new business systems and the completion of the Year 2000 Project, the possibility of significant interruptions of normal operations should be reduced.

CONVERSION TO THE EURO CURRENCY

         The Company has a substantial portion of its operations within countries that adopted the Euro currency on January 1, 1999. The Company has begun invoicing and receiving payments denominated in Euros whenever possible. The cost of achieving this has not been material. The adoption of the Euro by the European Economic and Monetary Union is ultimately expected, from a competitive viewpoint, to benefit the Company to some extent as price transparency becomes a reality. The benefit will, however, be somewhat limited as transportation costs are an important consideration for the Company's customers. At this time, the Company anticipates that the impact of the adopting of the Euro with regard to currency exchange and taxation implications will not have a material impact on the results of operations or the financial condition of the Company.

FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effect of enhanced distribution capability, future capital expenditures, effects of compliance with laws, effects of the Euro adoption, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, effects of the Year 2000 issue, marketing plans, demand for the Company's products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described below and elsewhere in this document and those described in the Company's other filings with the SEC.

         The significant indebtedness incurred in June 1997 as a result of the placement of the Senior Notes due 2007 has several important implications for the Company, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to service the Company's indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the Company's flexibility to expand, make capital expenditures or acquisitions or for other purposes may be impaired (future acquisitions may require the Company to alter its capitalization significantly, which changes may significantly alter the leverage of the Company), (iv) the indenture relating to the Senior Notes contains, and future agreements relating to the Company's indebtedness may contain, numerous financial and other restrictive covenants, including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets or to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (v) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company's control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company's long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

         The oil and gas industry in which the Company participates through its oilfield services business has experienced significant volatility. Demand for the Company's oilfield services depends principally upon the level of domestic oil and gas drilling and workover activity, which, in turn, depends upon factors such as the level of oil and gas prices, expectations about future oil and gas prices, the cost of exploring for and producing oil and gas, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Oil prices and, to a lesser extent, gas prices declined significantly during 1998, which resulted in decreases in oil and gas exploration and production activities. While oil and gas prices have rebounded during 1999, oil and gas exploration and production activity remains depressed compared to fiscal 1997 levels. No assurance can be given that current weak levels of domestic oil and gas exploration activities will improve or that the demand for the Company's oilfield services will increase. Industry conditions will continue to be influenced by numerous factors over which the Company will have no control. A decline in oil or gas prices or domestic oilfield activity could have a material adverse effect on the Company's oilfield service business, results of operations and prospects. Furthermore, the oilfield services business is substantially seasonal, reflecting the pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal years having generally higher levels of activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

         The business cycles of the Company's petrochemical processing services segment are affected by changes in the cost of the petrochemicals produced by the major chemical companies. These costs are outside of the Company's control and the business cycles are generally volatile and relatively unpredictable. In addition, such business cycles may reflect cycles in the petroleum industry and oil and gas price changes, which also affect both of the Company's business segments and may make the Company, as a whole, vulnerable to the effect of changes in the petroleum industry.

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

         Since the beginning of fiscal 1994, the Company has made many acquisitions, and management expects to acquire other businesses in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. The Company may, to the extent allowed by agreements, incur indebtedness to finance future acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could have a material adverse effect on the Company's operating results.

         The Company entered the specialty petrochemical processing industry with its acquisition of Wedco in April 1996, and had no experience in the industry prior to the acquisition. Since the acquisition of Wedco, the Company has expanded its specialty petrochemical processing operations by making numerous business acquisitions. The success of the Company will depend, in part, on the Company's ability to continue the integration of acquired specialty chemical operations by, among other things, centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation among the businesses and the sharing of resources. In addition, the recent growth of the Company will place significant demands on the Company's management, internal systems and networks. There can be no assurance that the Company will be able to effectively manage or implement its plans for these operations or that, if implemented, such plans will be successful. In addition, in fiscal year 1997, the Company began to expand the distribution aspects of its specialty petrochemical production services business through the acquisition of the Micropowders Business, the execution of supply agreements with certain resin suppliers and the acquisitions of Rotec, Verplast, and JRC. Each of these operations, as well as the Bayshore operation, requires the Company to buy and manage inventories of supplies and products in the specialty petrochemical processing business. The Company's entry into the distribution portion of this business requires the Company to maintain greater levels of working capital than it has historically and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

         A portion of the Company's current operations are conducted in international markets, particularly the Company's Western European and Southeast Asian specialty petrochemical processing services business. The Company expects to continue to seek to expand its international operations primarily through internal growth and, to a lesser extent, acquisitions. The Company's international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including, among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

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

         The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for raw material purchases denominated in non-functional currency.

         The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.


ON-BALANCE SHEET FINANCIAL INSTRUMENTS                                        SEPTEMBER 30, 1999
--------------------------------------              ----------------------------------------------------------------------
                                                                              WEIGHTED AVERAGE
Variable interest rate debt:                        US$ EQUIVALENT         YEAR-END INTEREST RATE        EXPECTED MATURITY
                                                    --------------         ----------------------        -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                                          $1,444                         4.00%         less than one year
British Pounds Sterling                                    650                         6.50%         less than one year
French Francs                                               69                         3.74%         various  through 2001
Italian Lira                                             4,730                         3.55%         less than one year
Canadian Dollar                                          3,454                         7.48%         various through 2004

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

         Forward Exchange Agreements (000s):

         RECEIVE US$/PAY NEW ZEALAND $:
         Contract Amounts                                              US$ 879
         Average Contractual Exchange Rate                             (NZ$/US$).5465
         Expected Maturity Dates                                       October 1999 through January 2000

         RECEIVE US$/PAY AUSTRALIAN $:
         Contract Amounts                                              US$ 1,282
         Average Contractual Exchange Rate                             (A$/US$).6555
         Expected Maturity Dates                                       October 1999 through January 2000

         RECEIVE DEM/PAY GBP:
         Contract Amounts                                              DEM 95
         Average Contractual Exchange Rate                             (GBP/DEM).33066
         Expected Maturity Dates                                       October 1999 through December 1999

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its annual meeting of shareholders. The 2000 Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement.

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


EXHIBIT NO.                      EXHIBIT
-----------                      -------
     2.1         --    Share Purchase Agreement between Rotec Chemicals Ltd.  and the Registrant (filed as Exhibit 99.2 to
                       Form 8-K dated May 12, 1997)
     2.2         --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated
                       August 13, 1998)
     3.1         --    Articles of Incorporation of the Company dated March 20, 1998.  (filed as Exhibit 3.1 to Form 10-Q dated
                       August 13, 1998)
     3.2         --    Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
     3.3         --    Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30,
                       1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
     3.4         --    Amended and Restated By-Laws of the Company dated May 12, 1999 (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).
     4.1         --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)
     4.2         --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                       State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due
                       2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)
     4.3         --    Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)
     4.4         --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National
                       Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)
     4.5         --    Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of
                       the Company and the Wedco Shareholders Group, as defined (filed as Exhibit   4.4 to Form S-4 dated May
                       15, 1996)
     4.6         --    Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and  Harris
                       Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22,  1997)

EXHIBIT NO.                      EXHIBIT
-----------                      -------
     4.7         --    Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings
                       Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)
     10.1        --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy
                       Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
     10.2        --    Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual Meeting of Shareholders)
     10.3        --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       June 24, 1994 for the Annual Meeting of Shareholders)
     10.4        --    ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 10, 1995 for the Annual Meeting of Shareholders)
     10.5        --    ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 29, 1996 for the Annual Meeting of Shareholders)
     10.6        --    ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       January 23, 1998 for the Annual Meeting of Shareholders)
     10.7        --    Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)
     10.8        --    Consulting Agreement-- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15, 1996)
     10.9        --    Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4  dated May
                       15, 1996)
     10.10       --    Addendum to Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.15 to form S-
                       4 dated May 15, 1996)
     10.11       --    Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May 15, 1996)
     10.12       --    Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)
     10.13       --    Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                       (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)
     10.14       --    Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)
     10.15       --    Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).
     10.16       --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (Filed as
                       Exhibit 10.20 to Form 10-K dated December 23, 1998)

EXHIBIT NO.                       EXHIBIT
-----------                       -------
     10.17       --    Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
                       (Filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)
     10.18**     --    Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder
     10.19**     --    Employment Agreement dated August 5, 1999 by and between the Registrant and David M. Gerst
     21**        --    Subsidiaries of the Company
     23.1**      --    Consent of Independent Accountants
     27**        --    Financial Data Schedule

-----------------
    ** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ICO, Inc.

                               By:      /s/ Sylvia A. Pacholder
                                  ---------------------------------------------
                                        Sylvia A. Pacholder, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                               Date:     December 17, 1999

     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                    TITLE                                   DATE
                    ------                                   -----                                   -----
            /s/ Sylvia A. Pacholder             Chief Executive Officer, President,            December 17, 1999
     -----------------------------------        Secretary & Director
              Sylvia A. Pacholder                  (Principal Executive Officer)

            /s/ Asher O. Pacholder              Chairman of the Board, Chief                   December 17, 1999
     -----------------------------------        Financial Officer & Director
              Asher O. Pacholder                   (Principal Financial Officer)

            /s/ Robin E. Pacholder              President, Wedco-North America &               December 17, 1999
     -----------------------------------        Director
              Robin E. Pacholder

                /s/ Jon C. Biro                 Senior Vice President and Treasurer            December 17, 1999
     -----------------------------------        (Principal Accounting Officer)
                  Jon C. Biro

           /s/ William E. Cornelius             Director                                       December 17, 1999
     -----------------------------------
             William E. Cornelius

              /s/ James E. Gibson               Director                                       December 17, 1999
     -----------------------------------
                James E. Gibson

              /s/ Walter L. Leib                Director                                       December 17, 1999
     -----------------------------------
                Walter L. Leib

             /s/ William J. Morgan              Director                                       December 17, 1999
     -----------------------------------
               William J. Morgan

             /s/ George S. Sirusas              Director                                       December 17, 1999
     -----------------------------------
               George S. Sirusas

            /s/ John F. Williamson              Director                                       December 17, 1999
     -----------------------------------
              John F. Williamson

           /s/ William E. Willoughby            Director                                       December 17, 1999
     -----------------------------------
             William E. Willoughby

                           ICO, INC. AND SUBSIDIARIES

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS





The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         Financial Statements:                                                                                 PAGE
                                                                                                               ----
         Report of Independent Accountants......................................................................F-2

         Consolidated Balance Sheet at September 30, 1999 and 1998..............................................F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 1999...............................................................................F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 1999...............................................................................F-5

         Consolidated Statement of Stockholders' Equity and
         Accumulated Other Comprehensive Income (Loss)
         for the three years ended September 30, 1999...........................................................F-6

         Notes to Consolidated Financial Statements.............................................................F-7


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Houston, Texas
December 10, 1999

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           1999          1998
                                                                                        ----------    ----------
ASSETS                                                                              (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                          $   37,439    $   51,135
     Trade receivables (less allowance for doubtful accounts of $1,884 and
         $1,690, respectively)                                                              53,421        56,868
     Inventories                                                                            26,592        29,963
     Deferred tax asset                                                                      3,062         3,154
     Prepaid expenses and other                                                              3,524         4,320
                                                                                        ----------    ----------
         Total current assets                                                              124,038       145,440
                                                                                        ----------    ----------
Property, plant and equipment, at cost                                                     188,346       184,683
     Less - accumulated depreciation and amortization                                      (73,760)      (67,384)
                                                                                        ----------    ----------
                                                                                           114,586       117,299
                                                                                        ----------    ----------
Other assets:
     Goodwill (less accumulated amortization of $8,185 and $6,592, respectively)            54,859        57,304
     Debt offering costs                                                                     3,643         4,180
     Other                                                                                   2,709         4,454
                                                                                        ----------    ----------
     Total Assets                                                                       $  299,835    $  328,677
                                                                                        ==========    ==========

LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
     Short-term borrowings and current portion of long-term debt                        $   10,009    $   12,836
     Accounts payable                                                                       22,860        24,220
     Accrued interest                                                                        4,185         4,395
     Accrued salaries and wages                                                              3,818         2,372
     Other accrued expenses                                                                 12,390        12,354
     Income taxes payable                                                                      574            43
                                                                                        ----------    ----------
         Total current liabilities                                                          53,836        56,220

Deferred income taxes                                                                        1,726         9,454
Long-term liabilities                                                                        1,671         2,056
Long-term debt, net of current portion                                                     139,652       132,631
                                                                                        ----------    ----------
     Total Liabilities                                                                     196,885       200,361
                                                                                        ----------    ----------
Commitments and contingencies (see Note 14)                                                     --            --
Stockholders' equity (see Note 10):
     Preferred stock, without par value - 500,000 shares authorized; 322,500
         shares issued and outstanding with a liquidation preference of $32,250                 13            13
     Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                              --            --
     Common Stock, without par value - 50,000,000 shares authorized;
         22,406,506 and 22,108,153 shares issued and outstanding, respectively              39,693        39,170
     Additional paid-in capital                                                            105,333       108,725
     Accumulated other comprehensive loss                                                   (4,684)       (1,890)
     Accumulated deficit                                                                   (37,405)      (17,702)
                                                                                        ----------    ----------
     Total Stockholders' Equity                                                            102,950       128,316
                                                                                        ----------    ----------
                                                                                        $  299,835    $  328,677
                                                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                           YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------------
                                                       1999          1998          1997
                                                    ----------    ----------    ----------
                                                       (In thousands, except share data)
Revenues:
     Sales                                          $  158,022    $  149,088    $   75,709
     Services                                          104,351       132,255       122,333
                                                    ----------    ----------    ----------
Total revenues                                         262,373       281,343       198,042
                                                    ----------    ----------    ----------
Costs and expenses:
     Cost of sales                                     133,027       127,256        65,252
     Cost of services                                   68,617        84,600        76,050
     Selling, general and administrative                42,158        45,022        31,981
     Depreciation                                       14,316        12,532        10,050
     Amortization of intangibles                         2,758         2,857         1,299
     Impairment of long-lived assets                     9,291            --            --
     Write-off of fixed assets                           3,420            --            --
     Severance expenses                                  2,499            --            --
     Write-off of start-up costs                           867            --            --
                                                    ----------    ----------    ----------
Total costs and expenses                               276,953       272,267       184,632
                                                    ----------    ----------    ----------
Operating income (loss)                                (14,580)        9,076        13,410
                                                    ----------    ----------    ----------
Other income (expense):
     Gain on sale of equity investment                      --        11,773            --
     Interest income                                     1,921         3,771         2,001
     Interest expense                                  (13,831)      (13,819)       (5,765)
     Equity in income of joint ventures                     --            --           385
     Other                                                 (51)          (20)          217
                                                    ----------    ----------    ----------
Income (loss) before taxes and extraordinary item      (26,541)       10,781        10,248
Provision (benefit) for income taxes                    (6,439)        4,775         4,150
                                                    ----------    ----------    ----------
Income (loss) before extraordinary item                (20,102)        6,006         6,098
Extraordinary gain (see Note 3)                            399            --            --
                                                    ----------    ----------    ----------
Net income (loss)                                      (19,703)        6,006         6,098
Preferred dividends                                     (2,176)       (2,176)       (2,176)
                                                    ----------    ----------    ----------
Net income (loss) applicable to common stock        $  (21,879)   $    3,830    $    3,922
                                                    ==========    ==========    ==========
Basic earnings (loss) per share before
     extraordinary item (see Note 3)                $    (1.01)   $      .18    $      .19
Extraordinary item                                         .02            --            --
                                                    ----------    ----------    ----------
Basic earnings (loss) per share                     $     (.99)   $      .18    $      .19
                                                    ==========    ==========    ==========
Diluted earnings (loss) per share before
     extraordinary item (see Note 3)                $    (1.01)   $      .17    $      .19
Extraordinary item                                         .02            --            --
                                                    ----------    ----------    ----------
Diluted earnings (loss) per share                   $     (.99)   $      .17    $      .19
                                                    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                 1999          1998          1997
                                                                              ----------    ----------    ----------
                                                                                          (In thousands)
Cash flows from operating activities:
     Net income (loss)                                                        $  (19,703)   $    6,006    $    6,098
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                17,074        15,389        11,349
     Gain on sale of equity investment                                                --       (11,773)           --
     Write-off of fixed assets                                                     3,420            --            --
     Impairment of long-lived assets                                               9,291            --            --
     Write-off of start-up costs                                                     867            --            --
     Equity in income of joint ventures                                               --            --          (385)
     Changes in assets and liabilities, net of the effects of business acquisitions:
         Receivables                                                               3,724        (3,240)       (3,586)
         Inventories                                                               3,031        (5,771)       (7,312)
         Prepaid expenses and other assets                                           242           (92)           47
         Income taxes payable                                                        166        (1,235)          772
         Deferred taxes                                                           (8,402)        2,365         3,243
         Accounts payable                                                         (1,212)         (633)        3,839
         Accrued interest                                                             --           276         3,870
         Accrued expenses                                                          1,526        (1,111)       (4,130)
                                                                              ----------    ----------    ----------
         Total adjustments                                                        29,727        (5,825)        7,707
                                                                              ----------    ----------    ----------
     Net cash provided by operating activities                                    10,024           181        13,805
                                                                              ----------    ----------    ----------
Cash flows from investing activities:
     Capital expenditures                                                        (15,333)      (26,143)      (15,747)
     Acquisitions, net of cash acquired                                           (7,684)      (17,492)      (29,396)
     Disposition of property, plant and equipment                                    423         2,010           907
     Disposition of equity investment, net of expenses                                --        13,679            --
                                                                              ----------    ----------    ----------
     Net cash used for investing activities                                      (22,594)      (27,946)      (44,236)
                                                                              ----------    ----------    ----------
Cash flows from financing activities:
     Activity under stock option plans                                                --         1,546           794
     Payment of dividend on preferred stock                                       (2,176)       (2,176)       (2,176)
     Payment of dividend on common stock                                          (1,216)       (4,823)       (4,559)
     Proceeds from issuance of debt                                                9,066         3,084       124,928
     Payment of debt offering costs                                                   --          (145)       (5,058)
     Debt repayments                                                              (6,800)       (2,478)      (13,020)
                                                                              ----------    ----------    ----------
     Net cash provided by (used for) financing activities                         (1,126)       (4,992)      100,909
                                                                              ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                             (13,696)      (32,757)       70,478
Cash and cash equivalents at beginning of year                                    51,135        83,892        13,414
                                                                              ----------    ----------    ----------
Cash and cash equivalents at end of year                                      $   37,439    $   51,135    $   83,892
                                                                              ==========    ==========    ==========
Supplemental Disclosures of Cash Flow Information:
     Cash received (paid) during the period for:
         Interest received                                                    $    1,924    $    3,747    $    1,981
         Interest paid                                                        $  (13,901)   $  (12,359)   $   (1,857)
         Income taxes paid                                                    $   (1,318)   $   (3,333)   $   (1,269)

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                                                                     Compre-
                                                                                             Common   Additional     hensive
                                                                   Preferred  Common Stock   Stock      Paid-In       Income
                                                                     Stock       Shares      Amount     Capital       (Loss)
                                                                   ---------  ------------  -------   ----------    ---------
                                                                               (In thousands, except share data)
Balance at September 30, 1996                                      $      13   19,682,494   $35,822   $  102,429
Issuance of shares in connection with:
  Acquisitions                                                            --    1,712,365        17        8,022
  Exercise of employee stock options                                      --      156,368       794           --
  Employee Stock Ownership Plans                                          --       47,431       333           --
Convertible Exchangeable Preferred  Stock Dividend (See Note 10)          --           --        --           --
Common Stock Dividend (See Note 10)                                       --           --        --         (637)
Translation adjustment                                                    --           --        --           --      (1,985)
Net income                                                                --           --        --           --       6,098
                                                                                                                    --------
Comprehensive Income (Loss)                                               --           --        --           --       4,113
                                                                   ---------   ----------   -------   ----------

Balance at September 30, 1997                                             13   21,598,658    36,966      109,814
                                                                   ---------   ----------   -------   ----------
Issuance of shares in connection with:
  Exercise of employee stock options                                      --       35,636       142           --
  Employee Stock Ownership Plans                                          --      178,942       504           --
  Exercise of Warrants                                                    --      180,000       996          (96)
  Debt conversion                                                         --      114,917       562           --
Convertible Exchangeable Preferred Stock Dividend (See Note 10)           --           --        --           --
Common Stock Dividend (See Note 10)                                       --           --        --         (993)
Translation adjustment                                                    --           --        --           --          63
Net income                                                                --           --        --           --       6,006
                                                                                                                    --------
Comprehensive Income (Loss)                                               --           --        --           --       6,069
                                                                   ---------   ----------   -------   ----------

Balance at September 30, 1998                                             13   22,108,153    39,170      108,725
                                                                   ---------   ----------   -------   ----------
Issuance of shares in connection with
  Employee Stock Ownership Plans                                          --      298,353       523           --
Convertible Exchangeable Preferred Stock Dividend (See Note 10)           --           --        --       (2,176)
Common Stock Dividend (See Note 10)                                       --           --        --       (1,216)
Translation adjustment                                                    --           --        --           --      (2,794)
Net income (loss)                                                         --           --        --           --     (19,703)
                                                                                                                    --------
Comprehensive Income (Loss)                                               --           --        --           --     (22,497)
                                                                   ---------   ----------   -------   ----------

Balance at September 30, 1999                                      $      13   22,406,506   $39,693   $  105,333
                                                                   =========   ==========   =======   ==========
                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive  Accumulated
                                                                   Income (Loss)    Deficit
                                                                   -------------  -----------
                                                                (In thousands, except share data)
Balance at September 30, 1996                                       $       32    $  (17,702)
Issuance of shares in connection with:
  Acquisitions                                                              --            --
  Exercise of employee stock options                                        --            --
  Employee Stock Ownership Plans                                            --            --
Convertible Exchangeable Preferred  Stock Dividend (See Note 10)            --        (2,176)
Common Stock Dividend (See Note 10)                                         --        (3,922)
Translation adjustment                                                  (1,985)           --
Net income                                                                  --         6,098

Comprehensive Income (Loss)                                                 --            --
                                                                    ----------    ----------

Balance at September 30, 1997                                           (1,953)      (17,702)
                                                                    ----------    ----------
Issuance of shares in connection with:
  Exercise of employee stock options                                        --            --
  Employee Stock Ownership Plans                                            --            --
  Exercise of Warrants                                                      --            --
  Debt conversion                                                           --            --
Convertible Exchangeable Preferred Stock Dividend (See Note 10)             --        (2,176)
Common Stock Dividend (See Note 10)                                         --        (3,830)
Translation adjustment                                                      63            --
Net income                                                                  --         6,006

Comprehensive Income (Loss)                                                 --            --
                                                                    ----------    ----------

Balance at September 30, 1998                                           (1,890)      (17,702)
                                                                    ----------    ----------
Issuance of shares in connection with
  Employee Stock Ownership Plans                                            --            --
Convertible Exchangeable Preferred Stock Dividend (See Note 10)             --            --
Common Stock Dividend (See Note 10)                                         --            --
Translation adjustment                                                  (2,794)           --
Net income (loss)                                                           --       (19,703)

Comprehensive Income (Loss)                                                 --            --
                                                                    ----------    ----------

Balance at September 30, 1999                                       $   (4,684)   $  (37,405)
                                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - ICO, Inc. and its subsidiaries ("ICO" or the "Company") serve the global energy, petrochemical and steel industries, providing high technology equipment manufacturing, inspection, reconditioning and coating of oilfield tubulars and sucker rods, and plastics processing services.

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

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the petrochemical industry by providing customers with size-reduction, compounding, and other related services for heat sensitive thermoplastic and other materials, producing concentrates and manufacturing certain machinery used for those services and by serving as a distributor of specialty petrochemicals, processed by the Company. The Company operates in the petrochemical industry in the United States, Europe and Southeast Asia. The Company also serves the energy and steel industries by providing oilfield tubular and sucker rod inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States and Canada. See
Note 16 - "Segment and Foreign Operations Information".

         JOINT VENTURES - Joint ventures included in the Company's financial results for the years ended September 30, 1998 and 1997 are: Micronyl-Wedco S.A., a size-reduction and custom compounding company with locations in Beaucaire and Montereau, France, 50% owned by the Company until April 1997; and WedTech, Inc., a size-reduction and custom compounding company headquartered in Canada that was 50% owned by the Company until January 1998. The Company acquired a 50% interest in WedTech in connection with the April 1996 Wedco acquisition. This investment was accounted for using the cost method of accounting throughout 1996 and up through May 1, 1997, at which time the Company resolved certain legal issues surrounding its ability to exercise significant influence over WedTech; from that point forward until disposition, the Company accounted for WedTech using the equity method of accounting, and prior period operating results were immaterial for restatement from cost to equity method accounting. During fiscal year 1997, the Company accounted for Micronyl-Wedco S.A. using the equity method until April of 1997, at which time the remaining 50% interest was acquired by the Company. During December of 1997, the Company sold its 50% interest in WedTech to the Company's joint venture partner. Under the equity method, investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses. The Company had no joint ventures during fiscal 1999.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - SFAS No. 121 prescribes that an impairment loss is recognized in the event facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on a determination of fair market value as compared to carrying value.

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

         CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars using the translation procedures specified in SFAS No. 52, "Foreign Currency Translation." When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are generally recognized in earnings. Net foreign currency transaction gains or losses are not material in any of the periods presented.

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

         CONCENTRATION OF CREDIT RISK - The market for the Company's services is the petrochemical and oil and gas industries. Within the petrochemical processing segment, primary customers include manufacturers of plastic products and large producers of petrochemicals, which include major chemical companies and petrochemical production affiliates of major oil production companies. The Company's customers, within the oilfield service business include several of the leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and supply companies. Worldwide sales to one petrochemical customer accounted for approximately 13% of consolidated fiscal year 1999 revenues.

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

         EARNINGS (LOSS) PER COMMON SHARE - The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding for the years ended September 30, 1999, 1998 and 1997 were increased by 19,445, 127,082, and 225,461 shares, respectively, to reflect the conversion of all potentially dilutive securities.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 1999. The Senior Notes long-term debt, with a face value of $118,000 had a fair market value of approximately $109,150 at December 10, 1999.

         RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 is not expected to be material to the Company's financial statements. The Company was required to adopt SFAS No. 133 in its financial statements for the fiscal year ending September 30, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending September 30, 2001.

         During April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that companies expense as incurred costs of start-up activities and organization costs. The Company is required to adopt SOP 98-5 in its financial statements for the fiscal year ending September 30, 2000. The adoption of this SOP is not expected to be material to the Company's financial statements.

NOTE 2 - ACQUISITIONS

         The Company entered into the following business combinations during fiscal years 1999, 1998 and 1997. All such transactions were accounted for using the purchase method of accounting under APB No. 16, "Accounting for Business Combinations." Accordingly, operating results of the acquired companies are included with the Company's consolidated results of operations from the respective acquisition dates.

1999 ACQUISITION

         During February 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653 in cash and the assumption of approximately $4,144 of debt. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than fifty years and its customers include many of Western Canada's large energy companies and drilling contractors.

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

         During July 1997, the Company acquired Verplast S.p.A. ("Verplast"), which included Tec-Ma Srl, a wholly-owned subsidiary of Verplast, for a total consideration of approximately $35,100, consisting of approximately $18,700 in cash and the effective assumption of $16,400 in total liabilities. Verplast and Tec-Ma are located in northern Italy, and are suppliers of petrochemical processing services and value-added plastic materials for the rotational molding market and for other plastic powder applications.

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

         During April 1997, the Company acquired the micropowders business of Exxon Chemical Belgium (the "Micropowders Business"). The consideration consisted of an initial payment of $500 and five additional payments of 674 Dutch Guilders ("Dfl") ($326 at September 30, 1999 exchange rates) payable for each of five years beginning one year after the acquisition date. As of September 30, 1999, Dfl 2,024 ($978 at September 30, 1999 exchange rates) remains outstanding. The Company also purchased inventory from Exxon Chemical Belgium and entered into a supply agreement with Exxon Chemical Holland to acquire inventories in the future.

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


NOTE 3 - EXTRAORDINARY ITEM

         During fiscal 1999 the Company repurchased Senior Notes with a face value of $2,000, at a discount, recognizing a pre-tax gain of $614 and an after-tax gain of $399.


NOTE 4 - SPECIAL ITEMS


         During fiscal 1999, the Company recognized a non-cash $9,291 charge for the impairment of long-lived assets. $748 of this charge relates to the oilfield services business, of which $310 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812 of the petrochemical charge includes the impairment of goodwill and $3,489 consists of machinery and equipment impairment. The amount of goodwill impairment was determined by comparing estimated future cash flows, on a discounted basis, to the carrying value of the facility evaluated including the amount of goodwill originally allocated to the facility at the time of acquisition. The amount of the machinery and equipment impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         During fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets which are obsolete or are not in working order and will not be used in the future. Of the non-cash $3,420 write-off, $2,779 related to the petrochemical business and $641 related to the oilfield service segment.

         The Company, during fiscal 1999, recorded a write-down of $1,507 (included in cost of sales) to reduce inventory values to estimated market selling prices (mostly within the oilfield service business), to reflect current market conditions.

         Severance expenses of $2,499 relating to terminated employees were recognized during fiscal 1999, in large part due to European management changes during the third quarter of fiscal year 1999.

         During fiscal 1999, the Company wrote-off $867 start-up costs primarily relating to the closure, during the second quarter of fiscal 1999, of an operation which had capitalized start-up costs.

         During the first quarter of fiscal 1998, management provided a $1,200 accrual for certain legal matters which management felt would result in a charge to income and could be reasonably estimated (included in selling, general and administrative expenses). Subsequent to the first quarter of fiscal 1998, these matters were settled and the total expenses incurred by the Company were reasonably consistent with the previously recognized litigation charge.


NOTE 5 - INVENTORIES

         Inventories at September 30 consisted of the following:

                                         1999               1998
                                        -------            -------
Finished goods                          $10,947            $14,292
Raw materials                            11,353             10,302
Work in progress                            933              1,491
Supplies                                  3,359              3,878
                                        -------            -------
                                        $26,592            $29,963
                                        =======            =======


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at September 30:

                                          1999               1998
                                        --------            ---------
Land and site improvements              $ 24,496            $  23,082
Buildings                                 35,041               32,540
Machinery and equipment                  115,085              115,982
Transportation equipment                   3,411                1,549
Leasehold improvements                     2,118                1,695
Construction in progress                   8,195                9,835
                                        --------            ---------
                                         188,346              184,683
Accumulated depreciation                 (73,760)             (67,384)
                                        --------            ---------
                                        $114,586            $ 117,299
                                        ========            =========


Depreciation expense was $14,316, $12,532, and $10,050 for the three fiscal years ended September 30, 1999, 1998 and 1997, respectively.

NOTE 7  - LONG-TERM DEBT

         Long-term debt at September 30, 1999 and 1998 consists of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.


                                                                                        1999                   1998
                                                                                  -----------------     ------------------
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due
2007.                                                                                   $118,000               $120,000

Term loan of the Company's Italian subsidiary collateralized by certain land, buildings, and machinery and equipment of the subsidiary . Principal and
interest paid quarterly with an interest rate of 5.90% through June 2009.                  6,538                     --

Term loan of the Company's Canadian subsidiary collateralized by accounts receivable, inventory, and machinery and equipment of the subsidiary.  Interest
and principal paid monthly with an interest rate of 7.50% through July 2004.               3,870                     --

Term loan of the Company's Italian subsidiary collateralized by land and buildings of the subsidiary.  Increasing principal payments are made quarterly beginning
May 2000 through March 2005.  Interest paid quarterly at 5.90%.                            1,649                  1,817

Mortgage loan payable of one of the Company's Dutch subsidiaries, collateralized by mortgages on certain buildings of the subsidiary, as well as a keepwell letter signed by the Company. Principal payments on the loan are payable in quarterly installments of Dfl 101 ($49). Interest is payable in quarterly
installments at a fixed rate of 7.20%.                                                     1,373                  1,671

Mortgage loan payable of one of the Company's British subsidiaries, collateralized by a mortgage on the assets of that subsidiary as well as a keepwell letter signed by the Company.  Principal payment on the loan amounts to GBP 8 ($13) and is payable in monthly installments through October 2007.  The interest rate is payable
monthly at a fixed rate of 8.33%.                                                          1,330                  1,544

Interest-free term loan of one of the Company's Dutch subsidiaries.  Principal
payable annually, in equal installments, over 5 years beginning April 1997.                  978                  1,432

Mortgage loan payable of one of the Company's British subsidiaries, collateralized by a mortgage on all of the assets of that subsidiary as well as a keepwell letter signed by the Company. Principal payment on the loan amounts to GBP 8 ($13) and is payable in monthly installments through June 2006.
Interest is payable monthly at a fixed rate of 8.90%.                                      1,111                  1,317

Term loan of one of the Company's British subsidiaries, collateralized by current assets of the subsidiary.  Payment is due in 2004 and interest is payable semi-
annually at 8.39%                                                                          1,234                  1,275

                                                                                        1999              1998
                                                                               ------------------  ------------------
Mortgage loans payable of one of the Company's Dutch subsidiaries, collateralized by mortgages on certain land and buildings of the subsidiary as well as a keepwell letter duly signed by the Company. Principal payments on these loans are Dfl 150 ($72) and are payable in semi-annual and annual installments. Interest is payable in quarterly installments at a fixed rate of
6.80%.                                                                                     1,014                  1,274

Mortgage loan carrying a 9.2% fixed rate with monthly payments of principal and interest of $18 through October 1, 2006. Loan is collateralized by a mortgage on
certain domestic property.                                                                 1,121                  1,230

Various secured loan agreements of the Company's French subsidiaries collateralized by certain buildings and equipment of the subsidiary.  The loan agreements carry various maturities and interest rates ranging from 3.74% to
7.33%.  Interest and principal paid monthly or quarterly.                                    618                    918

Various other                                                                              3,653                  2,267
                                                                               -----------------     ------------------
Total                                                                                    142,489                134,745

Less current maturities                                                                   (2,837)                (2,114)
                                                                               -----------------     ------------------
Long-term debt less current maturities                                         $         139,652      $         132,631
                                                                               =================     ==================


         In June 1997, the Company issued the Series A Senior Notes at face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 1999, accumulated amortization of debt offering costs totaled $1,560. Pursuant to the note indenture, 35% of the outstanding Senior Notes may be redeemed through June of 2000 using proceeds of a public equity offering. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. The terms of the Senior Notes limit the amount of additional indebtedness incurred by the Company and its subsidiaries and restrict certain payments, specifically dividends on preferred and common stock. The terms, however, do allow for dividend payments on currently outstanding preferred stock in accordance with the terms of the preferred stock and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above dividend limitations may not be decreased, but may be increased, based upon the Company's results of operations and other factors. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 103/8% Series B Notes due 2007, with essentially equivalent terms.

         Maturities of the Company's debt are as follows:


      YEARS ENDED
     SEPTEMBER 30,                   AMOUNTS
     --------------                 ----------
              2000                  $   2,837
              2001                      2,567
              2002                      2,515
              2003                      2,286
              2004                      3,573
        Thereafter                    128,711

NOTE 8 - CREDIT ARRANGEMENTS

         The Company maintains several foreign lines of credit through its wholly-owned subsidiaries. These facilities totaled $17,260 at September 30, 1999. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $7,172 at September 30, 1999.

         The weighted average interest rate charged on short-term borrowings under the Company's various credit facilities at September 30, 1999 was 4.12%.


NOTE 9 - INVESTMENT IN JOINT VENTURES

         During February 1996, Wedco commenced legal action against WedTech, Inc., a Canadian corporation ("WedTech"), which was, at that time, owned 50% by Wedco and 50% by Polyvector Corporation, a Canadian corporation, which is also a defendant in the action. Such litigation was assumed by the Company in connection with its April 1996 acquisition of Wedco. As successor to such claims, the Company alleged, among other things, that the various defendants breached the terms of the shareholders' agreement among Wedco and the defendants. The defendants also filed counterclaims in the action alleging that ICO and Wedco breached the shareholders' agreement. Due to these circumstances, including the then ongoing litigation, the Company did not have the ability to exercise significant influence over WedTech for the first seven months of fiscal year 1997, and thus the cost method of accounting was applied to this investment during those periods. In April 1997, as a result of a court order, the Company's designated board member and officer of WedTech were appointed, and management of the Company considered significant influence to have existed from that point forward, as defined by accounting authoritative guidance. As a result of the change in circumstances, the Company began accounting for its investment in WedTech using the equity method of accounting in May 1997; operating results for periods prior thereto were immaterial for restatement from cost to equity method accounting. During the first quarter of fiscal 1998, the Company sold its investment in WedTech to Polyvector for $14,484 and recognized a pre-tax gain of $11,773.


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

         Cash dividends paid during the fiscal years ended September 30, 1999 and 1998 equaled $2,176 during both years on the Company's Preferred Stock. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 1999 totaled $4,955.

         Cash dividends paid during the fiscal years ended September 30, 1999 and 1998 equaled $1,216 and $4,823, respectively, on the Company's common stock, of which $1,216 and $993, respectively, represented a liquidating dividend paid from Additional Paid-in Capital. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 1999 totaled $5,676.

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

          PLAN                                         NUMBER OF OPTIONS                  EFFECTIVE DATE OF PLAN
-----------------------------------                    -----------------                  ----------------------
1998 Stock Option Plan                                    600,000                           January 12, 1998
1996 Stock Option Plan                                    800,000                           August 29, 1996
1995 Stock Option Plan                                    400,000                           August 15, 1995
1994 Stock Option Plan                                    400,000                           July 1, 1994
1993 Restated Non-Employee Director
Stock Option Plan                                         310,000                           June 16, 1993
1985 Stock Option Plan                                    310,000                           January 2, 1985

         For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee directors at a price not less than 100% of the fair market value of the stock at the date of grant. There were 709,050, 538,700, and 174,000 shares available for grant at September 30, 1999, 1998 and 1997, respectively. The following is a summary of stock option activity for the three years ended September 30:


                                                        1999                           1998                      1997
                                           -----------------------------     --------------------------  -------------------------
                                                             WEIGHTED                       WEIGHTED                    WEIGHTED
         FIXED OPTIONS                     SHARES            AVERAGE         SHARES          AVERAGE     SHARES         AVERAGE
----------------------------------         (000'S)        EXERCISE PRICE     (000'S)     EXERCISE PRICE  (000'S)    EXERCISE PRICE
                                          ----------      --------------     -------     --------------  -------    ---------------
Outstanding at beginning
 of year..........................             1,591            $ 5.68       1,407           $ 5.80          810          $ 5.18
Granted...........................               226              1.25         322             4.99          770            6.26
Exercised.........................                --                --         (36)            4.89         (156)           4.96
Forfeited.........................              (250)             5.33        (102)            5.68          (17)           5.09
                                             -------                        ------                        ------
Outstanding at end of year........             1,567            $ 5.10       1,591           $ 5.68        1,407          $ 5.80
                                             =======                        ======                        ======
Options exercisable at year end...             1,567            $ 5.10       1,591           $ 5.68        1,407          $ 5.80
                                             =======                        ======                        ======

                                                        1999                           1998                      1997
                                           -----------------------------     --------------------------  -------------------------
Weighted average fair value of
options granted during year
($/share) ........................                    $  0.81                        $  1.46                   $  2.15

The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                                   NUMBER OUTSTANDING                WEIGHTED AVERAGE            WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES          AT 9/30/99 (000'S)          REMAINING CONTRACTUAL LIFE         EXERCISE PRICE
--------------------------        --------------------         ---------------------------        --------------
        $0.00 - $2.99                         224                        9 years                      $ 1.25
        $3.00 - $5.25                         566                        6 years                      $ 4.80
        $5.31 - $7.19                         720                        6 years                      $ 6.32
        $7.22 - $9.75                          57                        7 years                      $ 7.76
                                          -------
                                            1,567
                                          =======

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

                                            1999                               1998                                 1997
                              ---------------------------          --------------------------           ---------------------------
                              As Reported       Pro Forma          As Reported      Pro Forma           As Reported       Pro Forma
                              -----------       ---------          -----------      ---------           -----------       ---------
Net income (loss)               $(19,703)       $(19,885)              $ 6,006        $ 5,555               $ 6,098         $ 4,439
Basic EPS                          (0.99)          (1.00)              $  0.18        $  0.15               $  0.19         $  0.11
Diluted EPS                        (0.99)          (1.00)              $  0.17        $  0.15               $  0.19         $  0.11

         The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:


                                                                   1999                1998                1997
                                                                 ---------          ---------          ---------
Expected life of options                                         7.4 years          7.5 years          7.3 years
Expected dividend yield over life of options                            0%              3.57%              3.50%
Expected stock price volatility                                     50.40%             31.00%             37.10%
Risk-free interest rate                                              5.60%              5.60%              6.40%


NOTE 12  - INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                                YEARS ENDED SEPTEMBER 30,
                                     -------------------------------------------
                                        1999             1998             1997
                                     --------          --------         --------
Domestic                             $(28,025)         $  5,884         $  5,492
Foreign                                 1,484             4,897            4,756
                                     --------          --------         --------
                                     $(26,541)         $ 10,781         $ 10,248
                                     ========          ========         ========

The provision for income taxes consists of the following:

                                                YEARS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                            1999          1998           1997
                                         ----------    ----------    ----------
Current:
      Federal                            $     (370)   $       --    $       44
      State                                      --           892           149
      Foreign                                 1,789         2,146         2,024
                                         ----------    ----------    ----------
                                              1,419         3,038         2,217
                                         ----------    ----------    ----------
Deferred:
      Federal                                (7,491)        2,704         1,707
      State                                      --           434           353
      Foreign                                  (367)       (1,401)         (127)
                                         ----------    ----------    ----------
                                             (7,858)        1,737         1,933
                                         ----------    ----------    ----------
Total:
      Federal                                (7,861)        2,704         1,751
      State                                      --         1,326           502
      Foreign                                 1,422           745         1,897
                                         ----------    ----------    ----------
                                         $   (6,439)   $    4,775    $    4,150
                                         ==========    ==========    ==========


         A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:


                                                                      YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------------
                                                                  1999          1998         1997
                                                               ----------    ----------    ----------
Tax expense (benefit) at statutory rate                        $   (9,289)   $    3,773    $    3,586
Change in the deferred tax assets valuation allowance                 (61)         (110)           --
Non-deductible expenses and other, net                                  2           806          (387)
Foreign tax rate differential                                         903          (968)          233
Goodwill amortization and write-downs                               2,006           259           268
State taxes, net                                                       --         1,015           450
                                                               ----------    ----------    ----------
                                                               $   (6,439)   $    4,775    $    4,150
                                                               ==========    ==========    ==========

         Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                     SEPTEMBER 30,
                                                               ------------------------
                                                                  1999          1998
                                                               ----------    ----------

Deferred tax assets:
         Net operating and capital loss carryforwards          $    8,637    $    1,831
         Tax credit carryforward                                      654           965
         Insurance accruals                                           915           724
         Other accruals                                                98           405
         Bad debt allowance                                           421           278
         Compensation accruals                                        792           539
         Legal accruals                                               310           236
         Depreciation                                                 731            --
         Inventory                                                    388           306
         Other                                                       1055           564
                                                               ----------    ----------
                                                                   14,001         5,848
                                                               ----------    ----------
Deferred tax liabilities:
         Depreciation and land                                    (10,235)      (10,238)
         Deferred revenue                                            (637)         (281)
         Other                                                       (224)           --
                                                               ----------    ----------
                                                                  (11,096)      (10,519)
                                                               ----------    ----------
Valuation allowance on deferred tax assets                         (1,569)       (1,629)
                                                               ----------    ----------
Net deferred tax assets (liabilities)                          $    1,336    $   (6,300)
                                                               ==========    ==========


         The Company reduced the valuation allowance during 1998 and 1999 to reflect the expiration of certain federal tax credits. The Company further reduced the valuation allowance in 1998 to reflect the utilization and expiration of capital losses. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

         The Company has for tax purposes $23,904 in net operating loss carryforwards, which expire between 2001 and 2019, and $489 in investment and other tax credit carryforwards which, if utilized, will result in a cash savings. Net operating loss carryforwards in the amount of $2,311 and all of the tax credits are expected to expire unused.

         A change in ownership under the Internal Revenue Code has occurred which limits the utilization of part of the Company's NOLs and credits to approximately $677 each year through their expiration.

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

         Wedco Holland B.V. also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may opt between the ages of 60-62 for early retirement. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries at date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been built up by means of annual premiums and what is necessary to be paid out during the early retirement period. Note that the current pre-pension accrual is only for the amount which will have to be paid to those employees who may opt to go with early retirement within the term of the current plan. Another part of the pre-pension plan is an individual pension feature. Under this feature, employees who are at least 25 years of age and have at least one year of service (excluding management) may contribute during their employment periods to build additional pension rights. If employees contribute, the Company will, in turn, contribute annually towards the employees' pre-pension benefit up to a maximum of Dfl 500 ($242 using September 30, 1999 exchange rates).

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

         Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 1999, 1998 and 1997 was $1,397, $1,084, and $990, respectively.

NOTE 14  - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases which expire at various dates through fiscal 2002. Rental expense was approximately $5,790 in 1999, $6,168 in 1998, and $4,782 in 1997. Future minimum rental payments as of September 30, 1999 are due as follows:

                    2000                             $4,210
                    2001                              3,019
                    2002                              2,080
                    2003                              1,364
                    2004                              1,609
                    Thereafter                        4,550

         The Company is a named defendant in seven cases involving seven plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; June 29, 1995; August 15, 1995; July 23, 1997; and June 1, 1999). For the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all except one of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. Although one suit against the Company involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, even if such circumvention occurred, the Company believed that this litigation, referred to as the Roark litigation, should not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation.

         In fiscal 1993, the Company settled two other suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Except for the Roark litigation, if an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,500 net of current accruals) in the aggregate, for all claims. This agreement governs the Company's liability with respect to the Roark litigation, which involves occupational health claims arising out of Roark's employment at BHTS. Based on the limitation on the Company's obligations provided for in the agreement, the Company does not believe the Roark litigation will have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company.

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Company is also entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

         Into the third fiscal quarter of 1999, Wedco was a plaintiff and a counterclaim defendant, and the Company was a third party defendant in a lawsuit filed on February 16, 1996 by Wedco against Polyvector Corporation ("Polyvector"), John Lefas, the principal shareholder of Polyvector, and Fred Feder, a former director of Wedco, which was pending in the federal district court for the District of New Jersey (the "New Jersey Action"). A proceeding initiated on June 25, 1998 had been brought in the Ontario Court (General Division) by WedTech Inc. and Polyvector against the Company and others for damages and other relief (the "Canadian Action"). During the second fiscal quarter of 1999, the parties to the New Jersey Action and the Canadian Action reached an agreement that settled all outstanding issues in both actions. During the third fiscal quarter of 1999, the parties entered into a settlement that brought an end to the New Jersey Action and the Canadian Action. The terms of the settlement will not have a material adverse affect on the Company's financial condition.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce; arises in connection with a Foreign Collaboration Agreement entered into between it and Baker Hughes Tubular Services, Inc., a corporation whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96,000, calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co-respondent, Baker Hughes Incorporated ("BHI"). The Company had only peripheral knowledge of the dispute between OCTL and BHI prior to the filing of OCTL's claim. The arbitration proceeding is at an early stage, with answers to OCTL's claim having been filed in November 1998. A hearing on the Company's objection to the arbitration tribunal's jurisdiction over the Company (and the objection to jurisdiction made by BHI) was held in London on October 5-7, 1999. The arbitration tribunal has not yet ruled on this issue. Regardless of the liability facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

         The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.

NOTE 15  - SUPPLEMENTAL CASH FLOW INFORMATION

         As more fully discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with all acquisitions in 1999, 1998 and 1997:


                                                   YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------
                                              1999          1998          1997
                                           ----------    ----------    ----------
Trade receivables                          $    1,524    $    3,916    $   21,248
Related party receivables                          --            --           703
Inventories                                        27         3,620         6,751
Prepaid expenses and other assets                  81           629         2,887
Property, plant and equipment                   7,216         6,399        21,851
Goodwill                                        4,921         8,020        20,666
Investment in joint ventures                       --            --        (1,689)
Deferred tax asset                                 --           197         1,232
Accounts payable                                 (648)       (2,572)       (9,696)
Accrued liabilities                              (140)       (1,588)       (9,164)
Deferred tax liability                         (1,203)         (982)       (3,993)
Income taxes payable                             (325)           --            --
Long-term debt                                 (3,769)         (147)      (13,360)
Common stock issued                                --            --        (8,040)
                                           ----------    ----------    ----------
Cash paid, net of cash acquired            $    7,684    $   17,492    $   29,396
                                           ==========    ==========    ==========

         During 1998, the Company exchanged $562 of debt for 114,917 shares of common stock.

         During fiscal years 1999, 1998 and 1997, the Company issued to employees $523, $504, and $333 worth of common stock, respectively, in connection with the Company's domestic benefit plans. See Note 13 - "Employee Benefit Plans".

NOTE 16  - SEGMENT AND FOREIGN OPERATIONS INFORMATION

         During fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior years' segment information has been restated to conform to the current year presentation. The Company's two reportable segments consist of the primary products and services provided by the Company to customers including Petrochemical Processing Services and Oilfield Services.

         The Petrochemical Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users, such as rotational molders, and polymer distributors. Worldwide sales to one petrochemical processing customer accounted for 13% of the Company's consolidated revenues.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers includes leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies. No single Oilfield Service customer accounted for more than 10% of the Company's consolidated revenues.

         The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). There are no material inter-segment revenues. The Company evaluates the performance of its segments based upon revenues and operating income.

         Summarized financial information of the Company's reportable segments for the years ended September 30, 1999, 1998 and 1997 is shown in the following table.

                                                PETROCHEMICAL                                   OTHER
                                                  PROCESSING              OILFIELD            RECONCILING
                                                   SERVICES               SERVICES               ITEMS *              TOTAL
                                               ----------------      -----------------     -----------------     ---------------
FISCAL YEAR 1999
------------------------------------
Revenues                                           $187,477               $ 74,896            $       --            $262,373
Operating Loss                                       (1,967)                  (376)              (12,237)            (14,580)
Total Assets                                        180,582                 74,829                44,424             299,835
Depreciation and Amortization
         Expense                                     10,692                  5,381                 1,001              17,074
Expenditures for additions to
         long-lived assets                           10,028                  5,156                   149              15,333

          FISCAL YEAR 1998
------------------------------------
Revenues                                           $177,232               $104,111             $      --            $281,343
Operating Income (Loss)                              10,526                 13,025               (14,475)              9,076
Total Assets                                        200,718                 69,491                58,468             328,677
Depreciation and Amortization
         Expense                                      9,524                  4,845                 1,020              15,389
Expenditures for additions to
         long-lived assets                           18,018                  7,752                   373              26,143

                                                Petrochemical             Other
                                                 Processing              Oilfield              Reconciling
                                                  Services               Services                 Items*              Total
                                                -------------            ---------             -----------          ---------
          FISCAL YEAR 1997
------------------------------------
Revenues                                           $100,018                $98,024               $    --            $198,042
Operating Income (Loss)                               8,180                 14,447                (9,217)             13,410
Total Assets                                        163,882                 65,377                92,494             321,753
Depreciation and Amortization
         Expense                                      6,124                  4,996                   229              11,349
Expenditures for additions to
         long-lived assets                           10,954                  4,548                   245              15,747

         *Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include cash, deferred tax assets, unamortized bond offering expenses, corporate equipment, and certain patents and licenses.


         A reconciliation of total segment operating income to consolidated income before taxes and extraordinary items is as follows:

                                                        1999          1998         1997
                                                     ----------    ----------    ----------
Total operating income (loss)
         for reportable segments                     $  (14,580)   $    9,076    $   13,410
Gain on sale of equity investment                            --        11,773            --
Interest income                                           1,921         3,771         2,001
Interest expense                                        (13,831)      (13,819)       (5,765)
Equity in income of joint ventures                           --            --           385
Other                                                       (51)          (20)          217
                                                     ----------    ----------    ----------
Consolidated income (loss) before taxes and
         extraordinary item                          $  (26,541)   $   10,781    $   10,248
                                                     ==========    ==========    ==========

         The following is revenue and long-lived asset information by geographic area for years ended September 30:

                                       Revenues                    Long-lived Assets
                            ------------------------------   ------------------------------
                              1999       1998       1997       1999      1998       1997
                            --------   --------   --------   --------   --------   --------
United States               $145,052   $167,523   $144,528   $109,554   $113,353   $104,008
Foreign                      117,321    113,820     53,514     75,613     70,951     56,950
                            --------   --------   --------   --------   --------   --------
                            $262,373   $281,343   $198,042   $185,167   $184,304   $160,958
                            ========   =========  ========   ========   ========   ========

         Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company. Long-lived assets include net property, plant and equipment, goodwill, debt offering costs, deferred tax assets, patents and other long-term assets.

NOTE 17  - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 1999 and September 30, 1998, respectively.

                                                                                         THREE MONTHS ENDED
                                                                ---------------------------------------------------------------
                                                                DECEMBER 31,         MARCH 31,        JUNE 30,    SEPTEMBER 30,
                                                                   1998               1999(1)           1999          1999
                                                                ------------         ---------        --------    -------------
Net sales                                                       $     62,791       $     63,546    $     65,495    $     70,541
Gross profit                                                          14,798             12,113          16,392          17,426
Operating income (loss)                                                   81            (18,800)            188           3,951
Net income (loss) before extraordinary item                           (2,414)           (15,856)         (2,307)            475
Net income (loss)                                                     (2,414)           (15,457)         (2,307)            475
Basic earnings (loss) per share before extraordinary item       $      (0.13)      $      (0.74)   $      (0.13)   $       0.00
Diluted earnings (loss) per share before extraordinary item     $      (0.13)      $      (0.74)   $      (0.13)   $       0.00
Basic earnings (loss) per share after extraordinary item        $      (0.13)      $      (0.72)   $      (0.13)   $       0.00
Diluted earnings (loss) per share after extraordinary item      $      (0.13)      $      (0.72)   $      (0.13)   $       0.00
Basic weighted average shares outstanding                         22,108,000         22,113,000      22,114,000      22,117,000
Diluted weighted average shares outstanding                       22,108,000         22,115,000      22,132,000      22,176,000

     (1) During the second quarter, the Company recognized an extraordinary gain on the repurchase of debt (see Note 3) and charges for several special items (see Note 4).

                                                                                   THREE MONTHS ENDED
                                                       --------------------------------------------------------------------------
                                                       DECEMBER 31,        MARCH 31,            JUNE 30,        SEPTEMBER 30,
                                                         1997(2)             1998               1998               1998
                                                       -----------        -----------        -----------        -----------------
Net sales                                             $    65,565         $   71,002         $   73,184         $   71,592
Gross profit                                               16,407             18,103             17,766             17,211
Operating income (loss)                                    (1,892)             4,296              3,820              2,852
Net income                                                  3,680              1,094                667                565
Basic earnings per common share                       $      0.14         $     0.03         $     0.01         $     0.00
Diluted earnings per common share                     $      0.14         $     0.03         $     0.01         $     0.00
Basic weighted average shares outstanding              21,760,000         21,840,000         21,944,000         21,963,000
Diluted weighted average shares outstanding            22,160,000         21,916,000         21,964,000         21,975,000


     (2) During the first quarter of fiscal 1998, the Company sold its equity investment in WedTech for $14,484 and recognized an pre-tax gain of $11,773.

                                 EXHIBIT INDEX

EXHIBIT NO.                      EXHIBIT
-----------                      -------
     2.1         --    Share Purchase Agreement between Rotec Chemicals Ltd. and the Registrant (filed as Exhibit 99.2 to
                       Form 8-K dated May 12, 1997)

     2.2         --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated
                       August 13, 1998)

     3.1         --    Articles of Incorporation of the Company dated March 20, 1998.  (filed as Exhibit 3.1 to Form 10-Q dated
                       August 13, 1998)

     3.2         --    Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

     3.3         --    Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30,
                       1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

     3.4         --    Amended and Restated By-Laws of the Company dated May 12, 1999 (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).

     4.1         --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

     4.2         --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                       State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due
                       2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

     4.3         --    Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

     4.4         --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National
                       Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)

     4.5         --    Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of
                       the Company and the Wedco Shareholders Group, as defined (filed as Exhibit   4.4 to Form S-4 dated May
                       15, 1996)

     4.6         --    Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and  Harris
                       Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22,  1997)

EXHIBIT NO.                      EXHIBIT
-----------                      -------
     4.7         --    Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings
                       Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

     10.1        --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy
                       Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

     10.2        --    Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual Meeting of Shareholders)

     10.3        --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       June 24, 1994 for the Annual Meeting of Shareholders)

     10.4        --    ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 10, 1995 for the Annual Meeting of Shareholders)

     10.5        --    ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       August 29, 1996 for the Annual Meeting of Shareholders)

     10.6        --    ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                       January 23, 1998 for the Annual Meeting of Shareholders)

     10.7        --    Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated May 15, 1996)

     10.8        --    Consulting Agreement-- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15, 1996)

     10.9        --    Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4  dated May
                       15, 1996)

     10.10       --    Addendum to Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.15 to form S-
                       4 dated May 15, 1996)

     10.11       --    Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May 15, 1996)

     10.12       --    Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

     10.13       --    Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                       (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

     10.14       --    Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

     10.15       --    Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

     10.16       --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (Filed as
                       Exhibit 10.20 to Form 10-K dated December 23, 1998)

EXHIBIT NO.                       EXHIBIT
-----------                       -------
     10.17       --    Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
                       (Filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

     10.18**     --    Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder

     10.19**     --    Employment Agreement dated August 5, 1999 by and between the Registrant and David M. Gerst

     21**        --    Subsidiaries of the Company

     23.1**      --    Consent of Independent Accountants

     27**        --    Financial Data Schedule

-----------------
    ** Filed herewith