Form 10-Q
period 1999-12-31
ICO INC
filed 2000-02-14
CIK 353567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999
                                               -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                         Commission File Number 0-10068
                                                -------


                                   ICO, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


               Texas                                     76-0566682
--------------------------------------      -----------------------------------
      (State of incorporation)              (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas                77077
--------------------------------------------             ------------
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

               Common stock, without par value 22,406,506 shares
                      outstanding as of February 14, 2000

                                   ICO, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                   PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999 and
                  September 30, 1999..........................................................     3

                  Consolidated Statements of Operations for the Three Months
                  Ended December 31, 1999 and 1998............................................     4

                  Consolidated Statements of Comprehensive Income for the
                  Three Months ended December 31, 1999 and 1998...............................     5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended December 31, 1999 and 1998............................................     6

                  Notes to Consolidated Financial Statements..................................     7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................    10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................    16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................................    17

         Item 2.  Changes in Securities (no response required)................................     -

         Item 3.  Defaults upon Senior Securities (no response required)......................     -

         Item 4.  Submission of Matters to a Vote of Security Holders (no response required)..     -

         Item 5.  Other Information (no response required)....................................     -

         Item 6.  Exhibits and Reports on Form 8-K............................................    19

                                   ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                (Unaudited and in thousands, except share data)

                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                              1999                1999
                                                                          ------------        ------------
                                                                                              C>
ASSETS
Current assets:
   Cash and equivalents                                                      $ 31,958           $ 37,439
   Trade receivables (less allowance for doubtful accounts of $1,943
      and $1,884, respectively)                                                55,355             53,421
   Inventories                                                                 27,972             26,592
   Deferred tax asset                                                           3,395              3,062
   Prepaid expenses and other                                                   3,873              3,524
                                                                             --------           --------
       Total current assets                                                   122,553            124,038
                                                                             --------           --------
Property, plant and equipment, at cost                                        188,708            188,346
   Less - accumulated depreciation and amortization                           (76,596)           (73,760)
                                                                             --------           --------
                                                                              112,112            114,586
                                                                             --------           --------
Other assets:
   Goodwill                                                                    53,987             54,859
   Debt offering costs                                                          3,527              3,643
   Other                                                                        2,681              2,709
                                                                             --------           --------
   Total Assets                                                              $294,860           $299,835
                                                                             ========           ========
LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
   Short-term borrowings and current portion of long-term debt               $ 10,410           $ 10,009
   Accounts payable                                                            26,470             22,860
   Accrued interest                                                             1,094              4,185
   Accrued salaries and wages                                                   2,123              3,818
   Income taxes payable                                                         1,405                574
   Other accrued expenses                                                      11,017             12,390
                                                                             --------           --------
       Total current liabilities                                               52,519             53,836
Deferred income taxes                                                           1,492              1,726
Long-term liabilities                                                           1,550              1,671
Long-term debt, net of current portion                                        138,628            139,652
                                                                             --------           --------
   Total liabilities                                                          194,189            196,885
                                                                             --------           --------
Commitments and contingencies                                                      --                 --
Stockholders' equity:
   Preferred stock, without par value - 500,000 shares authorized;
       322,500 shares issued and outstanding with a liquidation
       preference of $32,250                                                       13                 13
   Junior participating preferred stock, without par value -
       50,000 shares authorized; 0 shares issued and outstanding                   --                 --
   Common stock, without par value - 50,000,000 shares authorized;
       22,406,506 shares issued and outstanding                                39,696             39,693
   Additional paid-in capital                                                 105,333            105,333
   Accumulated other comprehensive loss                                        (6,443)            (4,684)
   Accumulated deficit                                                        (37,928)           (37,405)
                                                                             --------           --------
   Total Stockholders' equity                                                 100,671            102,950
                                                                             --------           --------
                                                                             $294,860           $299,835
                                                                             ========           ========

  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Unaudited and in thousands, except share data)


                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                          ----------------------
                                                           1999           1998
                                                          -------       --------
Revenues:
     Petrochemical processing sales and services          $52,044       $44,242
     Oilfield sales and services                           21,977        18,549
                                                          -------       -------
Total net revenues                                         74,021        62,791
                                                          -------       -------
Cost and expenses:
     Cost of sales and services                            56,159        47,993
     Selling, general and administrative                   10,338        10,472
     Depreciation                                           3,453         3,537
     Amortization of intangibles                              646           708
                                                          -------       -------
                                                           70,596        62,710
                                                          -------       -------
Operating income                                            3,425            81
                                                          -------       -------
Other income (expense):
     Interest income                                          427           649
     Interest expense                                      (3,482)       (3,471)
                                                          -------       -------
                                                           (3,055)       (2,822)
                                                          -------       -------
Income (loss) before taxes                                    370        (2,741)
Provision (benefit) for income taxes                          349          (327)
                                                          -------       -------
Net income (loss)                                         $    21       $(2,414)
                                                          -------       -------
Preferred Dividends                                           544           544
                                                          -------       -------
Net loss applicable to common stock                       $  (523)      $(2,958)
                                                          =======       =======
Basic loss per share (see Note 3)                         $  (.02)      $  (.13)
                                                          =======       =======
Diluted loss per share (see Note 3)                       $  (.02)      $  (.13)
                                                          =======       =======

  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                (Unaudited and in thousands, except share data)


                                                               Three Months
                                                             Ended December 31,
                                                          -------------------------
                                                           1999             1998
                                                          -------         -------
Net Income (loss)                                         $    21         $(2,414)
Other comprehensive income (loss):
  Foreign currency translation adjustment                  (1,759)            418
                                                          -------         -------
Comprehensive loss                                        $(1,738)        $(1,996)
                                                          =======         =======

  The accompanying notes are an integral part of these financial statements.

                                   ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (Unaudited and in thousands, except share data)

                                                                           Three Months
                                                                         Ended December 31,
                                                                     ---------------------------
                                                                       1999               1998
                                                                     ---------          --------
Cash flows from operating activities:
  Net income (loss)                                                  $    21            $(2,414)
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                                        4,099              4,245
  Changes in assets and liabilities, net of the effects of
   business acquisitions:
     Receivables                                                      (2,928)             6,818
     Inventories                                                      (2,156)             2,276
     Prepaid expenses and other assets                                  (391)               (98)
     Income taxes payable                                                828                572
     Deferred taxes                                                     (261)              (883)
     Accounts payable                                                  4,143             (1,747)
     Accrued interest                                                 (3,091)            (3,120)
     Accrued expenses                                                 (3,003)            (2,658)
                                                                     -------            -------
     Total adjustments                                                (2,760)             5,405
                                                                     -------            -------
  Net cash provided by (used for) operating activities                (2,739)             2,991
                                                                     -------            -------
Cash flows used for investing activities:
  Capital expenditures                                                (2,676)            (5,393)
  Dispositions of property, plant and equipment                           79                 79
                                                                     -------            -------
     Net cash used for investing activities                           (2,597)            (5,314)
                                                                     -------            -------
Cash flows provided by (used for) financing activities:
  Payment of dividend on preferred stock                                (544)              (544)
  Payment of dividend on common stock                                     --             (1,216)
  Additional debt                                                      1,202                 --
  Debt repayments                                                       (630)            (2,713)
                                                                     -------            -------
  Net cash provided by (used for) financing activities                    28             (4,473)
                                                                     -------            -------
Effect of currency exchange rates on cash                               (173)                (5)
                                                                     -------            -------
Net decrease in cash and equivalents                                  (5,481)            (6,796)
Cash and equivalents at beginning of period                           37,439             51,135
                                                                     -------            -------
Cash and equivalents at end of period                                $31,958            $44,339
                                                                     =======            =======
Supplemental disclosures of cash flow information:
  Cash received (paid) during the period for:
     Interest received                                               $   427            $   649
     Interest paid                                                    (6,543)            (6,582)
     Income taxes paid                                                  (175)               (13)

  The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1999 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and the changes in its cash position for the three months ended December 31, 1999 and 1998. Results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

    Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three months ended December 31, 1999 and December 31, 1998, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.


                                                               Three Months Ended December 31,
                                              ------------------------------------------------------------------
                                                          1999                                 1998
                                              -----------------------------       ------------------------------
                                                                (In thousands, except share data)
                                               Income     Shares     Amount       Income       Shares     Amount
                                              -------- ----------   -------       -------    ----------   ------
Net Income                                     $  21                              $(2,414)
Less: Preferred stock dividends                  544                                  544
                                               -----                              -------
BASIC EPS                                       (523)   22,406,506    $(.02)       (2,958)   22,108,153    $(.13)
                                                                      =====                                =====
EFFECT OF DILUTIVE SECURITIES
   Options                                        --        22,449                     --            --
   Warrants                                       --            --                     --            --
                                               -----    ----------                -------    ----------
DILUTED EPS                                    $(523)   22,428,955    $(.02)      $(2,958)   22,108,153    $(.13)
                                               =====    ==========    =====       =======    ==========    =====

NOTE 4.  INVENTORIES

    Inventories consisted of the following:

                       December 31, 1999            September 30, 1999
                       -----------------           --------------------
                                       (In thousands)
Finished Goods              $10,301                      $10,947
Raw Materials                13,061                       11,353
Work in Progress              1,385                          933
Supplies                      3,225                        3,359
                            -------                      -------
                            $27,972                      $26,592
                            =======                      =======

NOTE 5.   SEGMENT AND FOREIGN OPERATIONS INFORMATION

    The Company's two reportable business segments are Petrochemical Processing Services and Oilfield Services.

    The Petrochemical Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users such as rotational molders, and polymer distributors.

     The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers includes leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

    Summarized financial information of the company's reportable segments for the three months ended December 31, 1999 and 1998 is shown in the following table.

                                 Petrochemical                            Other
THREE MONTHS ENDED                 Processing          Oilfield        Reconciling
DECEMBER 31, 1999                   Services           Services           Items*              Total
                                 -------------        ----------      -------------          -------
Revenues                            $ 52,044            $21,977          $    --            $ 74,021
Operating Income (Loss)                4,298              1,949           (2,822)              3,425

THREE MONTHS ENDED
DECEMBER 31, 1998
Revenues                              44,242             18,549               --              62,791
Operating Income (Loss)                2,015                928           (2,862)                 81


                                 Petrochemical                            Other
                                   Processing          Oilfield        Reconciling
                                    Services           Services           Items*              Total
                                 -------------        ----------      -------------          -------
AS OF DECEMBER 31, 1999
Total Assets                        $180,165           $75,550           $39,145            $294,860

------
* Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include cash, deferred tax assets, unamortized bond offering expenses, corporate furniture and equipment, and certain patents and licenses.

    A reconciliation of total segment operating income to consolidated income before taxes and extraordinary items is as follows:

                                                              Three Months
                                                           Ended December 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
Total operating income for reportable segments           $ 3,425         $    81
Interest income                                              427             649
Interest expense                                          (3,482)         (3,471)
                                                         -------         -------
Consolidated income (loss) before income taxes           $   370         $(2,741)
                                                         =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effect of enhanced distribution capability, future capital expenditures, effects of compliance with laws, effects of the Euro adoption, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, effects of the Year 2000 issue, marketing plans, demand for the Company's products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described below and elsewhere in this document and those described in the Company's other filings with the SEC. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described in the Company's fiscal 1999 Form 10-K dated December 17, 1999.

INTRODUCTION

    The Company's revenue is classified into two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) distributing plastic powders, (2) grinding petrochemicals into powders (size reduction), providing ancillary services and selling grinding equipment manufactured by the Company, and (3) compounding sales and services, which include the manufacture and sale of concentrates. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

    Cost of sales and services for the petrochemical processing and oilfield services segments is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of concentrate manufacturing operations and the Company's distribution business, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, management information system support, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

    The gross margin percentages for the distribution and concentrate manufacturing businesses generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as toll processing). As a result of these factors, the expansion of the Company's distribution and concentrate manufacturing businesses within the petrochemical processing segment has had the effect of reducing overall petrochemical processing margins as a percentage of revenue.

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

    Oil and gas prices continued to fall sharply in the first half of fiscal 1999, reaching a low of just under eleven dollars per barrel during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity. The Company's oilfield service revenues and income have been adversely impacted by these factors. More recently, the price of oil has risen to above $25 per barrel and natural gas prices have also risen. This increase, however, has not yet resulted in a significant recovery of oil-related activity. The number of rigs drilling for oil remains extremely depressed at nearly the lowest levels in more than 25 years. This has resulted in only a modest recovery in demand for oilfield services generally, including those provided by the Company,
particularly exploration-related products and services.   Although the Company
is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will improve, the timing of such a recovery cannot be predicted with certainty.


LIQUIDITY AND CAPITAL RESOURCES

    The following are considered by management as key measures of liquidity applicable to the Company:

                                     December 31, 1999    September 30, 1999
                                     -----------------    ------------------
Cash and cash equivalents               $31,958,000           $37,439,000
Working capital                          70,034,000            70,202,000
Current ratio                                   2.3                   2.3
Debt-to-capitalization                     .60 to 1              .59 to 1

    Cash and cash equivalents decreased $5,481,000 during the three months ended December 31, 1999 due to the factors described below. The Company's working capital decreased only slightly during the three months ended December 31, 1999 from $70,202,000 at September 30, 1999 to $70,034,000 at December 31, 1999 as a
result of the factors described below.

    For the three months ended December 31, 1999, cash provided by (used for) operating activities decreased to uses of $(2,739,000) from cash provided by operating activities of $2,991,000 for the three months ended December 31, 1998. The decrease occurred despite higher net income due to the various changes in working capital accounts (particularly changes of accounts receivable, inventory, accounts payable, accrued interest, and accrued liabilities).

    Capital expenditures totaled $2,676,000 during the three months ended December 31, 1999, of which $1,109,000 related to the oilfield services business, and the remaining $1,567,000 related to the petrochemical processing business. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2000 capital expenditure requirements.

    Cash flows used for financing activities improved to cash provided of $28,000 during the three months ended December 31, 1999 from uses of $(4,473,000) during the first three months of fiscal 1999. The increase was the result of lower debt repayments, increased borrowings, and lower common stock dividends ($0 during fiscal 2000 compared to $1,216,000 in fiscal 1999) in the first quarter of fiscal 2000, compared to the comparable 1999 period.

    As of December 31, 1999, the Company had approximately $9,271,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided by the foreign credit facilities will be an adequate source of liquidity for the remainder of fiscal 2000.

    The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.


RESULTS OF OPERATIONS

                                                                    Three Months Ended December 31,
                                                           -------------------------------------------------
                                                                            % of                       % of
NET REVENUES (000'S)                                          1999         Total         1998         Total
                                                           --------------------------------------------------
Distribution                                                $22,767          44        $19,758          45
Size Reduction Services and Other Sales and Services         11,206          21         12,379          28
Compounding Sales and Services                               18,071          35         12,105          27
                                                            -------         ---        -------         ---
Total Petrochemical Processing Revenues                      52,044         100         44,242         100
                                                            -------                    -------
Exploration Sales and Services                                6,626          30          6,519          35
Production Sales and Services                                 8,426          38          7,093          38
Corrosion Control Sales and Services                          4,792          22          4,436          24
Other Sales and Services                                      2,133          10            501           3
                                                            -------         ---        -------         ---
Total Oilfield Sales and Services Revenues                   21,977         100         18,549         100
                                                            -------                    -------
                                                            $74,021                    $62,791
                                                            =======                    =======

                                                           -------------------------------------------------
                                                                    Three Months Ended December 31,
                                                           -------------------------------------------------
                                                                            % of                       % of
OPERATING PROFIT (000'S)                                      1999         Total         1998         Total
                                                           --------------------------------------------------
Petrochemical Processing                                    $ 4,298          69        $ 2,015          68
Oilfield Sales and Services                                   1,949          31            928          32
                                                            -------         ---        -------         ---
Total Operations                                              6,247         100          2,943         100
General Corporate Expenses                                   (2,822)                    (2,862)
                                                            -------                    -------
Total                                                       $ 3,425                    $    81
                                                            =======                    =======

Revenues.

    First quarter fiscal 2000 consolidated revenues increased $11,230,000 or 18% compared to the first quarter of fiscal 1999. The increase was due to revenue improvements in both the Petrochemical Processing and Oilfield Service business segments.

    Petrochemical processing revenues increased $7,802,000 (18%) during the first quarter of fiscal 2000, compared to the same quarter of last year. This increase was the result of an increase in distribution and compounding revenues, partially offset by a decline in size reduction and other revenues. Distribution revenues increased $3,009,000 to $22,767,000, an increase of 15%. The increase resulted from increased distribution volumes, particularly in Europe, and an increase in average selling prices due to rising resin prices. Rising resin prices also tend to motivate customers to increase their purchases of the Company's products ahead of future price increases. Conversely, falling resin prices tend to motivate customers to draw down their resin inventories and defer resin and related processing service purchases. Size reduction services and other sales and service revenues declined $1,173,000 (9%) to $11,206,000, primarily due to lower size reduction machinery sales in the first quarter of fiscal 2000. Compounding sales and service revenues rose to $18,071,000 during the first quarter of fiscal 2000, an increase of $5,966,000 (49%) over first quarter fiscal 1999 revenues. This increase is almost entirely attributable to the Company's mid-fiscal 1999 capacity expansion of its concentrate manufacturing facility located in LaPorte, Texas.

    Oilfield service revenues increased $3,428,000 (18%) to $21,977,000 during the first quarter of fiscal 2000, compared to the same period in fiscal 1999. Of this increase, 71% related to the February 1999 acquisition of MilCorp in Canada. The remaining increase was due to the strong rebound of production service revenues, an increase of other sales and service revenues and small Corrosion Control and Exploration revenue increases. The average U.S. rig count during the first quarter of fiscal 2000 rose 11% to 773, compared to the year earlier quarter. While the U.S. drilling rig count has risen substantially from the April 1999 low of 488, the increased activity has primarily been focused on relatively inexpensive lower risk projects. These types of projects do not require the Company's inspection or coating services as much as the more expensive drilling projects, such as offshore drilling in the Gulf of Mexico. As a result, Exploration service revenues increased only $107,000 (2%) to $6,626,000 and Corrosion Control service revenues increased only $356,000 (8%). Production services benefitted both from the acquisition of MilCorp and significantly higher oil and gas prices as revenues increased to $8,426,000 during the first quarter of fiscal 2000, a $1,333,000 (19%) increase from first quarter fiscal 1999 revenues. As the revenue changes indicate, the demand for the Company's Production services and products is generally more sensitive to a change in oil and gas prices, while demand for the Company's Exploration services is more affected by a change in drilling rig counts. Other sales and service revenues, which include Canadian oilfield engine sales and trucking revenue, primarily increased due to the acquisition of MilCorp.

COSTS AND EXPENSES

    Gross margins (calculated as net revenues minus costs of sales and services), as a percentage of revenues, increased to 24.1% during the first quarter of fiscal 2000, compared to 23.6% during the first quarter of fiscal 1999. The increase was the result of improvements in both the petrochemical processing and oilfield service businesses.

    During the Company's first fiscal quarter 2000, petrochemical processing gross margins rose to 22.7% from 22.1% during the first quarter of fiscal 1999. The improvement was primarily driven by improved operating efficiencies, increased domestic compounding volumes, reduced direct production expenses and the beneficial effect of rising polymer prices, particularly in Southeast Asia.

    Oilfield service gross margins improved to 27.6% of revenues during the first quarter of fiscal 2000 compared to 27.2% during the same quarter of fiscal 1999. The increase was due to the acquisition of MilCorp and improved production services gross margins offset by the effect of lower Exploration service and Corrosion Control service gross margins. The changes in Production, Exploration and Corrosion Control service gross margins were primarily due to changes in business volumes and, to a lesser extent, lower average selling prices.

    Selling, general and administrative expenses decreased $134,000 (1%) from $10,472,000 (16.7% of revenues) in the first quarter of fiscal 1999 to $10,338,000 (14.0% of revenues) in the first quarter of fiscal 2000. This decrease was the result of cost cutting efforts, offset by the impact of the February 1999 acquisition of MilCorp.

    Depreciation and amortization declined slightly to $4,099,000 in the first quarter of fiscal 2000 from $4,245,000 in the first quarter of fiscal 1999, a decline of $146,000 (3%).

OPERATING INCOME

    Operating income increased $3,344,000 from $81,000 for the three months ended December 31, 1998, to $3,425,000 for the three months ended December 31, 1999. The increase was due to the changes in revenues and costs and expenses discussed above.

INTEREST INCOME/EXPENSE

    Net interest expense was $2,822,000 during the three months ended December 31, 1998. For the three months ended December 31, 1999, the Company had net interest expense of $3,055,000. This change was primarily the result of lower interest income due to the decrease of the Company's cash holdings.

INCOME TAXES

    The Company's effective income tax rate increased to 94% during the three months ended December 31, 1999, compared to 12% during the three months ended December 31, 1998. The increase was the result of a change in the mixture of pre-tax income generated by the Company's operations in various taxing jurisdictions and an increase in non-deductible expenses, such as goodwill amortization, as a percentage of pre-tax income.


NET INCOME

    For the three months ended December 31, 1999, the Company had net income of $21,000, compared to net loss of $(2,414,000) for the same period in fiscal 1999, due to the factors described above.


FOREIGN CURRENCY TRANSLATION

    The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and income of the Company's international operations. The table below summarizes the impact of the above currencies during the three months ended December 31, 1999 compared to the exchange rates used to translate the three months ended December 31, 1998.

                         Net revenues       $(2,461,000)
                         Operating income      (190,000)
                         Pre-tax income        (150,000)
                         Net income             (82,000)

YEAR 2000 ISSUE

    The Year 2000 problem arose because some computer programs use only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19."

    The Company completed its Year 2000 readiness project in the first quarter of fiscal year 2000. The implementation of the Year 2000 readiness project did not result in any other IT projects being deferred, except for a delay in non-Year-2000-related upgrades of the Oilfield operation's business software program. The Company began making these upgrades in the fourth quarter of fiscal 1999, and expects to complete making them by the third quarter of fiscal 2000.

    To date, the company has not experienced any material disruptions of its business operations that were attributable to the Year 2000 problem.

    The total cost associated with required software and hardware modifications to become Year 2000 ready has not been material to the Company's financial position or results of operations. The total cost of the Year 2000 readiness project was approximately $490,000. Costs related to the Year 2000 project have been accounted for in accordance with the Company's existing policies. Other than purchases of new hardware and software, Year 2000 project expenditures have been expensed as incurred.

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

  The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.


On-Balance Sheet
Financial Instruments                                            December 31, 1999
---------------------------------------   ---------------------------------------------------------------------
                                            US$ equivalent        Weighted Average
Variable interest rate long-term debt:       in thousands       Year-end interest rate       Expected maturity
                                          ------------------   -------------------------   --------------------
Currency denomination
---------------------
Dutch Guilders                                  $1,583                    4.00%               less than one year
British Pounds Sterling                            726                    4.51%               less than one year
French Francs                                       58                    3.74%                      2001
Italian Lira                                     4,432                    3.55%               less than one year
Canadian Dollar                                  3,762                    7.48%              various through 2004


Anticipated transactions and related derivatives
------------------------------------------------

Forward Exchange Agreements (000s):
Receive US$/Pay NZ$:
--------------------
Contract Amounts                                               US$878
Average Contractual Exchange Rate                              (NZ$/US$) .5208
Expected Maturity Dates                                        January 2000 through April 2000

Receive US$/Pay Australian $:
-----------------------------
Contract Amounts                                               US$1,597
Average Contractual Exchange Rate                              (A$/US$) .6489
Expected Maturity Dates                                        January 2000 through April 2000

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is a named defendant in eight cases involving eight plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 26, 1992; June 29, 1995; August 15, 1995; July 23, 1997; June 1, 1999; and January 4, 2000). For
the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all except one of the Company's pending cases is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. The Company currently has no pending cases in which wrongful death is alleged. Although one suit against the Company involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, even if such circumvention occurred, the Company believes that this litigation, referred to as the Roark litigation, should not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation.

    In fiscal 1993, the Company settled two other silicosis-related suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect in some instances general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Except for the Roark litigation, if an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

    The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000 with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas.

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

    On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes pre-judgment interest on the jury award. The Company is also entitled to post-judgment interest. The Wood Group is currently appealing the judgment and has posted a bond for the entire amount of the judgment. This award has not been reflected in the Company's balance sheet or operating results. The Company was represented on a contingency fee basis, and its attorneys will receive a portion of the amount awarded to the Company.

    ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce; arises in connection with a Foreign Collaboration Agreement entered into between it and Baker Hughes Tubular Services, Inc., a corporation whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims, among other items, that it did not receive technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96,000,000 calculated in part based on lost profit projections over a number of years, from ICO Tubular Services, Inc. and its co-respondent, Baker Hughes Incorporated ("BHI"). The Company had only peripheral knowledge of the dispute between OCTL and BHI prior to the filing of OCTL's claim. The arbitration proceeding is at an early stage, with answers to OCTL's claim having been filed in November 1998. A hearing on the Company's objection to the arbitration tribunal's jurisdiction over the Company (and the objection to jurisdiction made by BHI) was held in London on October 5-7, 1999. The arbitration tribunal has not yet ruled on this issue. Regardless of the liability facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

    The Company is also named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition, cash flows or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 20.

  (b) There were no reports on Form 8-K during the Company's fiscal first quarter.

  The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


  EXHIBIT NO.                                                      EXHIBIT
----------------   -----------------------------------------------------------------------------------------------------------
      2.1          --   Share Purchase Agreement between Rotec Chemicals Ltd. and the Registrant (filed as Exhibit 99.2 to Form 8-K dated May 12, 1997)

      2.2          --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)

      3.1          --   Articles of Incorporation of the Company dated March 20, 1998. (filed as Exhibit 3.1 to Form
                        10-Q dated August 13, 1998)

      3.2          --   Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

      3.3          --   Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated
                        March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

      3.4          --   Amended and Restated By-Laws of the Company dated May 12, 1999 (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).

      4.1          --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

      4.2          --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                        State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

      4.3          --   Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

      4.4          --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society
                        National Bank (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)

      4.5          --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated
                        May 15, 1996)

      4.6          --   Shareholders' Rights Agreement dated November 20, 1997 by and between the Company and  Harris
                        Trust and Savings Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22, 1997)

      4.7          --   Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31,
                        1998)

     10.1          --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                        Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

     10.2          --   Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual
                        Meeting of Shareholders)

     10.3          --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy
                        Statement dated June 24, 1994 for the Annual Meeting of Shareholders)


  EXHIBIT NO.                                                      EXHIBIT
----------------   -----------------------------------------------------------------------------------------------------------
     10.4          --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                        dated August 10, 1995 for the Annual Meeting of Shareholders)

     10.5          --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                        dated August 29, 1996 for the Annual Meeting of Shareholders)

     10.6          --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                        dated January 23, 1998 for the Annual Meeting of Shareholders)

     10.7          --   Willoughby International Stockholders Agreement dated April 30, 1996 (filed as Exhibit 10.9 to
                        Form S-4 dated May 15, 1996)

     10.8          --   Consulting Agreement -- William E. Willoughby (filed as Exhibit 10.13 to Form S-4 dated May 15,
                        1996)

     10.9          --   Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4  dated
                        May 15, 1996)

     10.10         --   Addendum to Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.15 to form S-4 dated May 15, 1996)

     10.11         --   Non-Competition Covenant William E. Willoughby (filed as Exhibit 10.11 to Form S-4 dated May 15,
                        1996)

     10.12         --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

     10.13         --   Stockholders Agreement respecting voting of shares of certain ICO common shareholders
                        (filed as Exhibit 10.22 to Form S-4 dated May 15, 1996)

     10.14         --   Employment Agreement dated April 1, 1995 by and between the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

     10.15         --   Employment Agreement dated April 1, 1995 by and between the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

     10.16         --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (Filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

     10.17         --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
                        (Filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

     10.18         --   Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder
                        (Filed as Exhibit 10.18 to Form 10-K dated December 17, 1999)

     10.19         --   Employment Agreement dated August 5, 1999 by and between the Registrant and David M. Gerst (Filed as Exhibit 10.19 to Form 10-K dated December 17, 1999)

     21            --   Subsidiaries of the Company (Filed as Exhibit 21 to Form 10-K dated December 17, 1999)

     27**          --   Financial Data Schedule
----------------
** Filed herewith

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ICO, Inc.
                                         -------------------------------------
                                         (Registrant)



                                          /s/ Asher O. Pacholder
                                         -------------------------------------
February 11, 2000                        Asher O. Pacholder
                                         Chairman and Chief Financial Officer
                                         (Principal Financial Officer)



                                          /s/ Jon C. Biro
                                         -------------------------------------
                                         Jon C. Biro
                                         Senior Vice President and Treasurer
                                         (Principal Accounting Officer)