Form 10-Q
period 2000-03-31
ICO INC
filed 2000-05-11
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                                                                DRAFT
                                                    FOR DISCUSSION PURPOSES ONLY


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______


                         Commission File Number 0-10068


                                    ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                         76-0566682
------------------------                    ------------------------------------
(State of incorporation)                    (IRS Employer Identification Number)


11490 Westheimer, Suite 1000, Houston, Texas               77077
--------------------------------------------             ---------
  (Address of principal executive offices)               (Zip Code)


                                 (281) 721-4200
                                -----------------
                               (Telephone Number)

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


                Common stock, without par value 22,406,506 shares
                         outstanding as of May 10, 2000

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                           PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 and
                  September 30, 1999..................................................................................    3

                  Consolidated Statements of Operations for the Three and
                  Six Months ended March 31, 2000 and 1999............................................................    4

                  Consolidated Statements of Comprehensive Income for the
                  Three and Six Months ended March 31, 2000 and 1999..................................................    5

                  Consolidated Statements of Cash Flows for the Three and Six
                  Months Ended March 31, 2000 and 1999................................................................    6

                  Notes to Consolidated Financial Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................   13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................................   20


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................................   21

         Item 2.  Changes in Securities (no response required)........................................................    -

         Item 3.  Defaults upon Senior Securities (no response required)..............................................    -

         Item 4.  Submission of Matters to a Vote of Security Holders.................................................   21

         Item 5.  Other Information (no response required)............................................................    -

         Item 6.  Exhibits and Reports on Form 8-K....................................................................   21

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)

                                                                                     MARCH 31,        SEPTEMBER 30,
                                                                                       2000               1999
                                                                                   ------------       ------------
ASSETS
Current assets:
      Cash and equivalents                                                         $     30,427       $     37,439
      Trade receivables (less allowance for doubtful accounts of $2,040
         and $1,884, respectively)                                                       58,734             53,421
      Inventories                                                                        29,791             26,592
      Deferred tax asset                                                                  2,927              3,062
      Prepaid expenses and other                                                          4,662              3,524
                                                                                   ------------       ------------
         Total current assets                                                           126,541            124,038
                                                                                   ------------       ------------
Property, plant and equipment, at cost                                                  189,364            188,346
      Less - accumulated depreciation and amortization                                  (79,005)           (73,760)
                                                                                   ------------       ------------
                                                                                        110,359            114,586
                                                                                   ------------       ------------
Other assets:
      Goodwill                                                                           52,768             54,859
      Deferred tax asset                                                                  5,422              5,359
      Debt offering costs                                                                 3,411              3,643
      Other                                                                               2,406              2,709
                                                                                   ------------       ------------
      Total Assets                                                                 $    300,907       $    305,194
                                                                                   ============       ============
LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt                  $     11,087       $     10,009
      Accounts payable                                                                   24,811             22,860
      Accrued interest                                                                    4,167              4,185
      Accrued salaries and wages                                                          2,261              3,818
      Income taxes payable                                                                1,977                574
      Other accrued expenses                                                             12,127             12,390
                                                                                   ------------       ------------
         Total current liabilities                                                       56,430             53,836
Deferred income taxes                                                                     6,374              7,085
Long-term liabilities                                                                     1,380              1,671
Long-term debt, net of current portion                                                  138,042            139,652
                                                                                   ------------       ------------
      Total liabilities                                                                 202,226            202,244
                                                                                   ------------       ------------
Commitments and contingencies                                                                --                 --
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                               13                 13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                           --                 --
      Common stock, without par value - 50,000,000 shares authorized;
         22,406,506 shares issued and outstanding                                        39,696             39,693
      Additional paid-in capital                                                        105,333            105,333
      Accumulated other comprehensive loss                                               (8,454)            (4,684)
      Accumulated deficit                                                               (37,907)           (37,405)
                                                                                   ------------       ------------
      Total stockholders' equity                                                         98,681            102,950
                                                                                   ------------       ------------
      Total liabilities and stockholders' equity                                   $    300,907       $    305,194
                                                                                   ============       ============


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               MARCH 31,                      MARCH 31,
                                                      -------------------------       -------------------------
                                                         2000            1999            2000            1999
                                                      ---------       ---------       ---------       ---------
Revenues:
     Petrochemical processing sales and services      $  54,761       $  46,223       $ 106,805       $  90,465
     Oilfield sales and services                         26,859          17,323          48,836          35,872
                                                      ---------       ---------       ---------       ---------
Total net revenues                                       81,620          63,546         155,641         126,337
                                                      ---------       ---------       ---------       ---------
Cost and expenses:
     Cost of sales and services                          62,515          51,433         118,674          99,426
     Selling, general and administrative                 10,475          12,463          20,813          22,935
     Depreciation                                         3,513           3,728           6,966           7,265
     Amortization of intangibles                            657             717           1,303           1,425
     Impairment of long-lived assets                         --           9,291              --           9,291
     Write-off of fixed assets                               --           2,848              --           2,848
     Severance expenses                                      --             999              --             999
     Write-off of start-up costs                             --             867              --             867
                                                      ---------       ---------       ---------       ---------
                                                         77,160          82,346         147,756         145,056
                                                      ---------       ---------       ---------       ---------
Operating income (loss)                                   4,460         (18,800)          7,885         (18,719)
                                                      ---------       ---------       ---------       ---------
Other income (expense):
     Interest income                                        536             497             963           1,146
     Interest expense                                    (3,490)         (3,442)         (6,972)         (6,913)
                                                      ---------       ---------       ---------       ---------
                                                         (2,954)         (2,945)         (6,009)         (5,767)
                                                      ---------       ---------       ---------       ---------
Income (loss) before taxes
     and extraordinary item                               1,506         (21,745)          1,876         (24,486)
Provision (benefit) for income taxes                        941          (5,889)          1,290          (6,216)
                                                      ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                     565         (15,856)            586         (18,270)
Extraordinary gain                                           --             399              --             399
                                                      ---------       ---------       ---------       ---------
Net income (loss)                                     $     565       $ (15,457)      $     586       $ (17,871)
                                                      ---------       ---------       ---------       ---------
Preferred dividends                                         544             544           1,088           1,088
                                                      ---------       ---------       ---------       ---------
Net income (loss) applicable to common stock          $      21       $ (16,001)      $    (502)      $ (18,959)
                                                      =========       =========       =========       =========
Basic earnings (loss) per share before
     extraordinary item (see Note 3)                  $     .00       $    (.74)      $    (.02)      $    (.88)
Extraordinary item                                           --             .02              --             .02
                                                      ---------       ---------       ---------       ---------
Basic earnings (loss) per share                       $     .00       $    (.72)      $    (.02)      $    (.86)
                                                      =========       =========       =========       =========
Diluted earnings (loss) per share before
     extraordinary item (see Note 3)                  $     .00            (.74)      $    (.02)           (.88)
Extraordinary item                                           --             .02              --             .02
                                                      ---------       ---------       ---------       ---------
Diluted earnings (loss) per share                     $     .00       $    (.72)      $    (.02)      $    (.86)
                                                      =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Unaudited and in thousands)



                                                                THREE MONTHS                       SIX MONTHS
                                                               ENDED MARCH 31                    ENDED MARCH 31
                                                        ---------------------------       ---------------------------
                                                           2000             1999             2000             1999
                                                        ----------       ----------       ----------       ----------
Net Income (loss)                                       $      565       $  (15,457)      $      586       $  (17,871)
Other comprehensive loss
     Foreign currency translation adjustment                (2,011)          (3,295)          (3,770)          (2,877)
                                                        ----------       ----------       ----------       ----------

Comprehensive income (loss)                             $   (1,446)      $  (18,752)      $   (3,184)      $  (20,748)
                                                        ==========       ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                      SIX MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
Cash flows from operating activities:
     Net income (loss)                                             $        586       $    (17,871)
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                        8,269              8,690
     Write-off of start-up costs                                             --                867
     Impairment of long-term assets                                          --              9,291
     Write-off of fixed assets                                               --              2,848
     Changes in assets and liabilities, net of the effects of
        business acquisitions:
              Receivables                                                (6,927)             9,181
              Inventories                                                (4,769)             4,041
              Prepaid expenses and other assets                            (922)              (137)
              Income taxes payable                                        1,370                901
              Deferred taxes                                               (160)            (7,244)
              Accounts payable                                            2,741               (353)
              Accrued interest                                              (18)                --
              Accrued expenses                                           (1,568)               829
                                                                   ------------       ------------
              Total adjustments                                          (1,984)            28,914
                                                                   ------------       ------------
         Net cash provided by (used for) operating activities            (1,398)            11,043
                                                                   ------------       ------------
Cash flows used for investing activities:
     Capital expenditures                                                (6,195)            (9,764)
     Acquisitions, net of cash acquired                                      --             (7,575)
     Dispositions of property, plant and equipment                           84                 97
                                                                   ------------       ------------
         Net cash used for investing activities                          (6,111)           (17,242)
                                                                   ------------       ------------
Cash flows provided by (used for) financing activities:
     Net proceeds from sale of stock                                         --                 11
     Payment of dividend on preferred stock                              (1,088)            (1,088)
     Payment of dividend on common stock                                     --             (1,216)
     Additional debt                                                      3,066                613
     Reductions of debt                                                  (1,330)            (7,728)
                                                                   ------------       ------------
         Net cash provided by (used for) financing activities               648             (9,408)
                                                                   ------------       ------------
Effect of exchange rates on cash                                           (151)              (153)
                                                                   ------------       ------------
Net decrease in cash and equivalents                                     (7,012)           (15,760)
Cash and equivalents at beginning of period                              37,439             51,135
                                                                   ------------       ------------
Cash and equivalents at end of period                              $     30,427       $     35,375
                                                                   ============       ============
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                         $        963       $      1,147
         Interest paid                                                   (6,970)            (7,015)
         Income taxes paid                                                 (177)               (68)



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1999 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999 and the changes in its cash position for the three and six months ended March 31, 2000 and 1999. Results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.


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

NOTE 3. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three and six months ended March 31, 2000 and March 31, 1999, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share.

                                                                THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------------------------------------------------
                                                    2000                                          1999
                                   --------------------------------------     --------------------------------------------
                                                              (In thousands, except share data)

                                       Income       Shares       Amount            Income          Shares          Amount
                                     ---------    ----------    --------         ---------       ----------       --------
Net Income (loss)                    $     565                                   $(15,457)
Less: Preferred stock dividends            544                                        544
                                     ---------                                   --------
BASIC EPS                            $      21    22,406,506    $    .00          (16,001)       22,113,341       $ (.72)
                                                                ========                                          ======
EFFECT OF DILUTIVE SECURITIES
   Options                                  --        42,440                           --             1,228
                                     ---------    ----------                     --------        ----------
DILUTED EPS                          $      21    22,448,946    $    .00         $(16,001)       22,114,569       $ (.72)
                                     =========    ==========    ========         ========        ==========       ======


                                                                 SIX MONTHS ENDED MARCH 31,
                                   ---------------------------------------------------------------------------------------
                                                    2000                                          1999
                                   --------------------------------------     --------------------------------------------
                                                              (In thousands, except share data)

                                       Income       Shares       Amount            Income          Shares          Amount
                                     ---------    ----------    --------         ---------       ----------       --------
Net Income (loss)                    $     586                                   $(17,871)
Less: Preferred stock dividends          1,088                                      1,088
                                     ---------                                   --------
BASIC EPS                            $    (502)   22,406,506    $   (.02)        $(18,959)       22,112,186       $ (.86)
                                                                ========                                          ======
EFFECT OF DILUTIVE SECURITIES
   Options                                  --        42,443                           --               614
                                     ---------    ----------                     --------        ----------
DILUTED EPS                          $    (502)   22,448,949    $   (.02)        $(18,959)       22,112,800       $ (.86)
                                     =========    ==========    ========         ========        ==========       ======


NOTE 4. INVENTORIES

        Inventories consisted of the following:

                           MARCH 31, 2000            SEPTEMBER 30, 1999
                           --------------            ------------------
                                         (In thousands)
Raw Materials                 $   14,172                   $  11,353
Finished Goods                    11,261                      10,947
Supplies                           3,257                       3,359
Work in Progress                   1,101                         933
                              ----------                   ---------
                              $   29,791                   $  26,592
                              ==========                   =========

NOTE 5. SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable business segments are Petrochemical Processing Services and Oilfield Services.

         The Petrochemical Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users such as rotational molders and producers of bags made of polyethylene, and polymer distributors.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers includes leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         Summarized financial information of the company's reportable segments for the three and six months ended March 31, 2000 and 1999 is shown in the following table.

                                          Petrochemical                                       Other
                                           Processing                 Oilfield             Reconciling
                                            Services                  Services                Items*                 Total
                                       -------------------       ------------------      ----------------      -----------------
                                                                            (in thousands)
THREE MONTHS ENDED
MARCH 31, 2000
Revenues                                     $ 54,761                 $ 26,859              $     --               $ 81,620
Operating Income (Loss)                         3,402                    3,188                (2,130)                 4,460
Depreciation                                    2,048                    1,352                   113                  3,513
Amortization of intangibles                       459                       68                   130                    657

THREE MONTHS ENDED
MARCH 31, 1999
Revenues                                       46,223                   17,323                    --                 63,546
Operating Income (Loss)                       (11,061)                  (3,521)               (4,218)               (18,800)
Depreciation                                    2,285                    1,303                   140                  3,728
Amortization of intangibles                       524                       64                   129                    717

SIX MONTHS ENDED
MARCH 31, 2000
Revenues                                      106,805                   48,836                    --                155,641
Operating Income (Loss)                         7,687                    5,147                (4,949)                 7,885
Depreciation                                    4,134                    2,609                   223                  6,966
Amortization of intangibles                       920                      132                   251                  1,303

SIX MONTHS ENDED
MARCH 31, 1999
Revenues                                       90,465                   35,872                    --                126,337
Operating Income (Loss)                        (8,951)                  (2,604)               (7,164)               (18,719)
Depreciation                                    4,468                    2,534                   263                  7,265
Amortization of intangibles                     1,070                       97                   258                  1,425


   * Consists primarily of corporate overhead expenses.

                                          Petrochemical                                       Other
                                           Processing                 Oilfield             Reconciling
                                            Services                  Services                Items*                 Total
                                       -------------------       ------------------      ----------------      -----------------
                                                                            (in thousands)
AS OF MARCH 31, 2000
Total Assets                                 $181,630                  $76,937               $42,340               $300,907


** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate furniture and equipment.

         A reconciliation of total segment operating income to consolidated income before taxes and extraordinary item is as follows:

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                        -------------------------------       -------------------------------
                                                             2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
                                                                                   (in thousands)
Total operating income for reportable segments          $      4,460       $    (18,800)      $      7,885       $    (18,719)
Interest income                                                  536                497                963              1,146
Interest expense                                              (3,490)            (3,442)            (6,972)            (6,913)
                                                        ------------       ------------       ------------       ------------
Consolidated income (loss) before income taxes
   and extraordinary item                               $      1,506       $    (21,745)      $      1,876       $    (24,486)
                                                        ============       ============       ============       ============


NOTE 6. LEGAL PROCEEDINGS

         The Company is a named defendant in five cases involving five plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 25, 1992; June 1, 1999; and January 4, 2000). For the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all except one of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. Although one suit against the Company involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, even if such circumvention occurred, the Company believes that this litigation, referred to as the Roark litigation, should not have a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation.

         The Company currently has one pending silicosis-related suit in which wrongful death is alleged. This case was filed in a Texas state court on April 4, 2000. In fiscal 1993, the Company settled two other silicosis-related suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non- suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. During the first quarter of fiscal 2000, the Company was non-suited in two additional intentional tort cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect, in some instances, general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. Except for the Roark litigation, if an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

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

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of ICO's claims, ordered that ICO have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500,000, the Court of Appeals remanded the cause to the trial court for further proceedings. On April 7, 2000, ICO filed with the Court of Appeals its motion for rehearing and rehearing en banc. That motion is still pending. Depending upon the Court of Appeals ruling on that motion for rehearing, ICO may seek further review in the Texas Supreme Court.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. OCTL alleges that its claim, which it has brought in the Court of Arbitration of the International Chamber of Commerce, arises in connection with a Foreign Collaboration Agreement ("FCA") entered into between it and Baker Hughes Tubular Services, Inc.("BHTS"), a corporation whose name was changed to ICO Tubular Services, Inc. after acquisition by the Company in 1992. OCTL claims that under the FCA, BHTS agreed to provide certain services and/or technical assistance in return for total payments of $2.4 million. OCTL claims, among other items, that it did not receive its bargained-for technical assistance, spare parts, and certain raw materials necessary for its oilfield tubular services plant in India. OCTL seeks damages in excess of $96,000,000, calculated in part based on lost profit projections over a number of years and in part on punitive damages. The Company believes this damage claim is exaggerated. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes, Inc. ("Baker Hughes") prior to the filing of OCTL's claim. The arbitration proceeding is at an early stage. The Company and Baker Hughes objected to the arbitration tribunal's jurisdiction over them. On March 15, 2000, the arbitration tribunal entered an order overruling the Company's objection, but sustaining Baker Hughes' objection. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, ICO does not expect these matters to have a material adverse effect on its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, effects of the Euro, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, effects of the Year 2000 issue, marketing plans, demand for the Company's products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including those described in the Company's annual report Form 10-K for the fiscal year ended September 30, 1999.

INTRODUCTION

         The Company's revenue is classified into two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) distributing plastic powders, (2) grinding petrochemicals into powders (size reduction) using a variety of methods, including ambient grinding, cryogenic grinding and jet milling, providing ancillary services and selling grinding equipment manufactured by the Company, and (3) compounding sales and services, which include the manufacture and sale of concentrates. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from
(1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

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

         Gross profit as a percentage of revenue for the distribution and concentrate manufacturing businesses generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as toll processing).

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

         Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the spot market price at the Henry Hub) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity. The Company's oilfield service revenues and income were adversely impacted by these factors. More recently, the price of oil has risen to above $25 per barrel and natural gas prices have risen to above $3.00 per mcf. These increases have resulted in a significant recovery of energy related activity, particularly production activity. Exploration activity has only recently begun to recover. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, especially production-related products and services. The Company is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will continue to improve for all of the Company's oilfield services.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                   MARCH 31, 2000            SEPTEMBER 30, 1999
                                   --------------            ------------------
Cash and cash equivalents           $30,427,000                 $ 37,439,000
Working capital                      70,111,000                   70,202,000
Current ratio                               2.2                          2.3
Debt-to-capitalization                 .60 to 1                     .59 to 1

         Cash and cash equivalents decreased $7,012,000 during the six months ended March 31, 2000 due to the factors described below. The Company's net working capital decreased only slightly during the six months ended March 31, 2000 from $70,202,000 at September 30, 1999 to $70,111,000 at March 31, 2000 as
a result of the factors described below.

         For the six months ended March 31, 2000, cash provided by (used for) operating activities decreased to uses of $(1,398,000) from cash provided by operating activities of $11,043,000 for the six months ended March 31, 1999. The decrease occurred despite higher net income due to the various changes in working capital accounts (particularly changes of accounts receivable, inventory, accounts payable, accrued interest, and accrued liabilities).

         Capital expenditures totaled $6,195,000 during the six months ended March 31, 2000, of which $1,626,000 related to the oilfield services business, and the remaining $4,569,000 related to the petrochemical processing business. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2000 capital expenditure requirements.

         Cash flows used for financing activities increased to cash provided of $648,000 during the six months ended March 31, 2000 from uses of $(9,408,000) during the first six months of fiscal 1999. The increase was the result of lower debt repayments, increased borrowings, and lower common stock dividends ($0 common stock dividends during fiscal 2000 compared to $1,216,000 in fiscal 1999) during the first half of fiscal 2000, compared to the comparable 1999 period.

         As of March 31, 2000, the Company had approximately $8,000,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided by the foreign credit facilities will be an adequate source of liquidity for the remainder of fiscal 2000.

         The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.


RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED MARCH 31,                  SIX MONTHS ENDED MARCH 31,
                                    ------------------------------------------    ------------------------------------------
                                                  % of                   % of                   % of                   % of
NET REVENUES (000'S)                   2000       Total       1999       Total       2000       Total       1999       Total
                                    ----------    -----    ----------    -----    ----------    -----    ----------    -----
Distribution                        $   22,122       40    $   21,599       47    $   44,889       42    $   41,357       46
Size Reduction Services and
   Other Sales and Services             11,948       22        11,741       25        23,154       22        24,120       26
Compounding Sales and Services          20,691       38        12,883       28        38,762       36        24,988       28
                                    ----------    -----    ----------    -----    ----------    -----    ----------    -----
Total Petrochemical Processing          54,761      100        46,223      100       106,805      100        90,465      100
                                    ----------             ----------             ----------             ----------
Exploration Sales and Services           8,731       33         6,456       37        15,357       31        12,975       37
Production Sales and Services            8,947       33         6,018       35        17,373       36        13,111       34
Corrosion Control Sales and
   Services                              5,505       20         3,838       22        10,297       21         8,274       24
Other Sales and Services                 3,676       14         1,011        6         5,809       12         1,512        5
                                    ----------    -----    ----------    -----    ----------    -----    ----------    -----
Total Oilfield Services Revenues        26,859      100        17,323      100        48,836      100        35,872      100
                                    ----------             ----------             ----------             ----------
                                    $   81,620             $   63,546             $  155,641             $  126,337
                                    ==========             ==========             ==========             ==========

                                          THREE MONTHS ENDED MARCH 31,                       SIX MONTHS ENDED MARCH 31,
                                 ---------------------------------------------     --------------------------------------------
                                                % of                     % of                    % of                     % of
OPERATING PROFIT (LOSS) (000'S)     2000        Total        1999        Total        2000       Total        1999        Total
                                 ----------     -----     ----------     -----     ----------    -----     ----------     -----
Petrochemical Processing         $    3,402        52     $  (11,061)       76     $    7,687       60     $   (8,951)       77
Oilfield Services                     3,188        48         (3,521)       24          5,147       40         (2,604)       23
                                 ----------     -----     ----------     -----     ----------    -----     ----------     -----
Total Operations                      6,590       100        (14,582)      100         12,834      100        (11,555)      100
General Corporate Expenses           (2,130)                  (4,218)                  (4,949)                 (7,164)
                                 ----------               ----------               ----------              ----------
                                 $    4,460               $  (18,800)              $    7,885              $  (18,719)
                                 ==========               ==========               ==========              ==========

REVENUES.

         Consolidated revenues increased $18,074,000 (28%) and $29,304,000 (23%) during the three and six months ended March 31, 2000, respectively, compared to the same periods of fiscal 1999. The increases were due to revenue improvements in both the Petrochemical Processing and Oilfield Service business segments.

         Petrochemical Processing revenues increased from $46,223,000 during the second quarter of fiscal 1999 and $90,465,000 during the first six months of fiscal 1999 to $54,761,000 and $106,805,000 for the three and six months ended March 31, 2000, respectively. These increases of 18%, during both periods, were mostly the result of an increase in compounding revenues and, to a lesser extent, an increase in distribution revenues.

         Distribution revenues rose $523,000 (2%) during the three months ended March 31, 2000 and rose $3,532,000 (9%) during the six months ended March 31, 2000, compared to the same periods of fiscal 1999. Distribution revenues rose due to an increase in volumes sold in the United States and Europe, reduced by lower volumes sold in the Company's Southeast Asian markets. The Company's European and Southeast Asia distribution revenues benefitted from the generally higher resin prices in fiscal 2000 compared to fiscal 1999. Additionally, the European revenue increases would have been greater had the Euro not depreciated 12% relative to the U.S. Dollar, during the first two quarters of fiscal 2000 compared to the comparable quarters of fiscal 1999. Size reduction services and other sales and services revenues increased $207,000 (2%) to $11,948,000 during the second quarter of fiscal 2000, compared to the same quarter of fiscal 1999. The small increase was driven by greater domestic size reduction revenues, partially offset by lower European revenues, which declined primarily due to the depreciation of the Euro versus the U.S. Dollar. During the six months ended March 31, 2000, size reduction revenues declined $966,000 (4%) to $23,154,000 due to lower European revenues, also resulting primarily from the depreciation of the Euro. Compounding revenues rose dramatically from $12,883,000 during the second quarter of fiscal 1999 to $20,691,000 during the second quarter of fiscal 2000 and from $24,988,000 during the six months ended March 31, 1999 to $38,762,000 during the six months ended March 31, 2000. These increases of $7,808,000 (61%) during the quarter and $13,774,00 (55%) during the six month period, were primarily the result of the fiscal 1999 capacity expansion at the Company's Bayshore Industrial concentrate manufacturing facility in LaPorte, Texas. In addition, demand for the Company's compounding products and services in Europe increased in fiscal 2000 compared to fiscal 1999.

         Oilfield service revenues increased $9,536,000 (55%) to $26,859,000 during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 and increased $12,964,000 (36%) to $48,836,000 during the first half of fiscal 2000, compared to the first half of fiscal 1999. Of these increases, 31% and 42% of the increases, respectively, are attributable to the February 1999 acquisition of MilCorp. The remaining increase is due to a strong rebound within all the Company's oilfield service product lines due to increased volumes as a result of greater customer demand. For the first time in many quarters, the Company's exploration and corrosion control product lines also experienced a surge in revenues, as the oilfield service recovery now appears to be broadening to include more exploration activity, including more expensive drilling projects that require greater levels of inspection and corrosion control services. The recovery is being driven by higher oil and gas prices which rose from a quarterly average of $13.03/barrel and $1.70/mcf, respectively, during the quarter ended March 31, 1999 to $28.74/barrel and $2.62/mcf during the quarter ended March 31, 2000. As a result, the North American rig count has risen substantially from prior year levels.

COST AND EXPENSES

         Consolidated gross margins (calculated as the difference between net revenues and total costs of sales and services divided by revenues), excluding fiscal 1999 inventory write-downs ($1,507,000 recognized in the second quarter of fiscal 1999), increased to 23.4% and 23.8% for the three and six months ended March 31, 2000, respectively, compared to 21.4% and 22.5% for the three and six months ended March 31, 1999, respectively. Gross margins increased primarily due to an improvement in Oilfield Service gross margins during fiscal 2000, which have risen due to improved capacity utilization.

         Petrochemical gross margins were 20.7% during the second quarter of fiscal 2000 compared to 20.6% (excluding the effect of inventory write-downs) during the second quarter of fiscal 1999. Gross margins were consistent as an improvement of domestic petrochemical gross margins (due to increased processing volumes) was offset by lower European gross margins. Lower European gross margins were due, in part, to declining resin prices during the quarter. During the six months ended March 31, 2000, Petrochemical gross margins were 21.7% compared to 21.2% for the same period of fiscal 1999. This slight increase resulted from higher gross margins within the Company's domestic (also due to increased volumes) and Southeast Asian (more favorable revenue mix) petrochemical operations, partially offset by lower European gross margins (due to resin prices falling during the second fiscal quarter 2000 and a less favorable revenue mix).

         Oilfield Service gross margins increased to 28.9% and 28.3% for the three and six months ended March 31, 2000, respectively. Excluding fiscal 1999 inventory write-downs, during the three and six months ended March 31, 1999, Oilfield Service gross margins were 22.2% and 24.2%, respectively. Higher volumes due to strengthening market conditions resulted in increased capacity utilization and improved gross margins.

         Selling, general and administrative costs decreased $1,988,000 (16%) during the three months ended March 31, 2000 and declined $2,122,000 (9%) during the six months ended March 31, 2000, compared to the same periods of fiscal 1999. These declines are primarily due to lower litigation related expenses and cost controls at the corporate level, partially offset by an increase in expense due to the February 1999 acquisition of MilCorp in Canada.

         Depreciation and amortization expenses decreased from $4,445,000 during the second quarter of fiscal 1999 to $4,170,000 during the same quarter of fiscal 2000 and from $8,690,000 during the six months ended March 31, 1999 to $8,269,000 during the six months ended March 31, 2000. This decrease was the result of the effects of the 1999 charges relating to fixed assets and goodwill, offset, in part, by the impact of capital expenditures and the acquisition of MilCorp.

SECOND QUARTER FISCAL 1999 CHARGES

         Impairment of long-lived assets. During the second quarter of fiscal 1999, the Company recognized a $9,291,000 charge for the impairment of long-lived assets. Of this charge, $748,000 relates to the oilfield services business, of which $310,000 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543,000 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812,000 of the petrochemical charge includes the impairment of goodwill and $3,489,000 consists of machinery and equipment impairment. The amount of the machinery and equipment impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         Write-down of property, plant and equipment. During the second quarter of fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets which were obsolete or were not in working order and would not be used in the future. Of the $2,848,000 write-down, $2,207,000 related to the petrochemical business and $641,000 related to the oilfield service segment.

         Write-downs of inventory. During the second quarter, the Company wrote down $1,507,000 of inventories to estimated market selling prices (mostly within the oilfield service business), to reflect current market conditions. This charge was included in cost of sales and services.

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

OPERATING INCOME

         Operating income increased from a loss of $(18,800,000) for the three months ended March 31, 1999, to income of $4,460,000 for the three months ended March 31, 2000, and from a loss of $(18,719,000) for the six months ended March 3, 1999, to income of $7,885,000 for the six months ended March 31, 2000. The increases were due to the changes in revenues and costs and expenses discussed above.

NET INTEREST EXPENSE

         Net interest expense was $2,954,000 and $6,009,000 during the three and six months ended March 31, 2000. For the three and six months ended March 31 1999, the Company had net interest expense of $2,945,000 and $5,767,000, respectively. These changes were primarily the result of declining cash balances and increased rates of return on cash investments.

INCOME TAXES

         The Company's effective income tax rate increased to 62% and 69% during the three and six months ended March 31, 2000, respectively, compared to 27% and 25% during the three and six months ended March 31, 1999, respectively. These tax rate increases are the result of the amount of permanent differences (including the goodwill impairment charges recognized in fiscal 1999), relative to book pre-tax income or loss, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

NET INCOME

         For the three and six months ended March 31, 2000, the Company had net income of $565,000 and $586,000, respectively, compared to net losses of $(15,457,000) and $(17,871,000) for the same periods in fiscal 1999, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

         The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between the fiscal 2000 and 1999 periods.

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           MARCH 31, 2000                     MARCH 31, 2000
                                         ------------------                  ---------------
Net revenues                                $(2,495,000)                       $(5,063,000)
Operating income                               (139,000)                          (347,000)
Pre-tax income                                  (97,000)                          (266,000)
Net income                                      (65,000)                          (160,000)

YEAR 2000 ISSUE

         The Year 2000 problem arose because some computer programs used only the last two digits of a year as a reference date, causing the program to improperly recognize a year that does not begin with "19."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposures include debt obligations carrying variable interest rates, and forward currency contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

         The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for raw material purchases denominated in non- functional currency (usually the U.S. dollar).

         The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                       MARCH 31, 2000
---------------------                           ------------------------------------------------------------------------
                                                US$ EQUIVALENT             WEIGHTED AVERAGE
Variable interest rate debt:                     IN THOUSANDS           YEAR-END INTEREST RATE         EXPECTED MATURITY
                                                --------------          ----------------------         -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                                       $1,820                        4.64%              less than one year
British Pounds Sterling                               2,158                        7.25%              less than one year
French Francs                                            31                        4.54%                     2001
Italian Lira                                          4,040                        3.71%              less than one year
Canadian Dollar                                       3,523                        8.25%              various through 2004
New Zealand Dollar                                      190                        5.75%              less than one year


ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES


Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:

Contract Amounts                              US$825
Average Contractual Exchange Rate             (NZ$/US$)  .5042
Expected Maturity Dates                       April 2000 through July 2000

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------

Contract Amounts                              US$1,215
Average Contractual Exchange Rate             (A$/US$)   .6303
Expected Maturity Dates                       April 2000 through May 2000

RECEIVE US$/PAY DUTCH GUILDER
-----------------------------

Contract Amounts                              US$18
Average Contractual Exchange Rate             (NLG/US$)  .4385
Expected Maturity Dates                       April 1, 2000

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Consolidated Financial Statements included in Part I,
Item 1, of this quarterly report on Form 10-Q.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on March 10, 2000 for the following purposes:

     1) The election of four Class III Directors to serve until the 2003 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

     2) To ratify and approve the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the ensuing fiscal year; and

     3) To consider and act upon any matters incidental to the foregoing purposes and transact such other business as may properly come before the meeting or any adjournment thereof.

     Holders of shares of Common Stock of record on the books of the Company at the close of business on January 18, 2000 were entitled to vote at the meeting.

     Asher O. Pacholder, John F. Williamson, Walter L. Leib and James E. Gibson were elected as Class III Directors at the annual meeting with 18,691,157, 18,710,357, 18,720,927, and 18,709,586 votes for, and 288,930, 269,730, 259,160, and 270,501 votes withheld, respectively. There were zero abstentions.

     In addition to the Class III Directors, the board of Directors is comprised of three Class I Directors (William E. Cornelius, Robin E. Pacholder, and George
S. Sirusas) whose terms will expire 2001 and three Class II Directors (William
J. Morgan, Sylvia A. Pacholder, and William E. Willoughby) whose terms will expire 2002.

     The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the ensuing fiscal year was approved by the following vote:
18,555,583 votes for, 29,434 abstentions, and 77,283 votes against.


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

     4.4       --        Warrant Agreement -- Series A, dated as of September 1,
                         1992, between the Registrant and Society National Bank
                         (filed as Exhibit 4 of the Registrant's Annual Report on Form 10-K for 1992)

     4.5       --        Stock Registration Rights Agreement dated April 30,
                         1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined
                         (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)

     4.6       --        Shareholders' Rights Agreement dated November 20, 1997
                         by and between the Company and Harris Trust and Savings
                         Bank, as rights agent (filed as Exhibit 1 to Form 8-A dated December 22, 1997)

     4.7       --        Shareholder Rights Agreement dated April 1, 1998 by and
                         between the Registrant and Harris Trust and Savings
                         Bank, as rights agent (filed as Exhibit 4.7 to Form
                         10-Q for the quarter ended March 31, 1998)

    10.1       --        ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                         Exhibit B to the Registrant's Definitive Proxy
                         Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

    10.2       --        Second Amended and Restated 1993 Stock Option Plan for
                         Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated
                         January 26, 1999 for the Annual Meeting of
                         Shareholders)

    10.3       --        1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A
                         to Registrant's Definitive Proxy Statement dated June
                         24, 1994 for the Annual Meeting of Shareholders)

  EXHIBIT NO.                                 EXHIBIT
  -----------                                 -------

    10.4       --        ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated August
                         10, 1995 for the Annual Meeting of Shareholders)

    10.5       --        ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated August
                         29, 1996 for the Annual Meeting of Shareholders)

    10.6       --        ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated January
                         23, 1998 for the Annual Meeting of Shareholders)

    10.7       --        Willoughby International Stockholders Agreement dated
                         April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated
                         May 15, 1996)

    10.8       --        Consulting Agreement-- William E. Willoughby (filed as
                         Exhibit 10.13 to Form S-4 dated May 15, 1996)

    10.9       --        Salary Continuation Agreement-- William E. Willoughby
                         (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

    10.10      --        Addendum to Salary Continuation Agreement-- William E.
                         Willoughby (filed as Exhibit 10.15 to form S-4 dated
                         May 15, 1996)

    10.11      --        Non-Competition Covenant William E. Willoughby (filed
                         as Exhibit 10.11 to Form S-4 dated May 15, 1996)

    10.12      --        Stockholders Agreement respecting voting of shares of
                         certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated May 15, 1996)

    10.13      --        Stockholders Agreement respecting voting of shares of
                         certain ICO common shareholders (filed as Exhibit 10.22
                         to Form S-4 dated May 15, 1996)

    10.14      --        Employment Agreement dated April 1, 1995 by and between
                         the Registrant and Asher O. Pacholder and amendments thereto (filed as Exhibit 10.16 to Form 10-K dated
                         December 29, 1997)

    10.15      --        Employment Agreement dated April 1, 1995 by and between
                         the Registrant and Sylvia A. Pacholder and amendments thereto (filed as Exhibit 10.17 to Form 10-K dated
                         December 29, 1997).

    10.16      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Jon C. Biro (Filed as
                         Exhibit 10.20 to Form 10-K dated December 23, 1998)

    10.17      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Isaac H. Joseph (Filed as
                         Exhibit 10.21 to Form 10-K dated December 23, 1998)

    10.18      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Robin E. Pacholder (Filed as
                         Exhibit 10.18 to Form 10-K dated December 17, 1999)

    10.19      --        Employment Agreement dated August 5, 1999 by and
                         between the Registrant and David M. Gerst (Filed as
                         Exhibit 10.19 to Form 10-K dated December 17, 1999)

    21         --        Subsidiaries of the Company (Filed as Exhibit 21 to
                         Form 10-K dated December 17, 1999)

    27**       --        Financial Data Schedule


-----------------
  ** Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     ICO, Inc.
                                     ------------------------------------------
                                     (Registrant)






                                      /s/ Asher O. Pacholder
                                     ------------------------------------------
May 10, 2000                         Asher O. Pacholder
                                     Chairman and Chief Financial Officer
                                     (Principal Financial Officer)





                                      /s/ Jon C. Biro
                                     ------------------------------------------
                                     Jon C. Biro
                                     Senior Vice President, Chief Accounting
                                     Officer and Treasurer
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit No.            Description
  -----------            -----------
     2.1       --        Share Purchase Agreement between Rotec Chemicals Ltd.
                         and the Registrant (filed as Exhibit 99.2 to Form 8-K
                         dated May 12, 1997)

     2.2       --        Plan of Merger of ICO Merger Sub, Inc. with and into
                         ICO, Inc. (filed as Exhibit 2.4 to Form 10- Q dated
                         August 13, 1998)

     3.1       --        Articles of Incorporation of the Company dated March
                         20, 1998. (filed as Exhibit 3.1 to Form 10- Q dated
                         August 13, 1998)

     3.2       --        Statement of Resolution of $6.75 Convertible
                         Exchangeable Preferred Stock dated March 30, 1998
                         (filed as Exhibit 3.2 to Form 10-K dated December 23,
                         1998)

     3.3       --        Certificate of Designation of Junior Participating
                         Preferred Stock of ICO Holdings, Inc. dated March 30,
                         1998 (filed as Exhibit 3.3 to Form 10-K dated December
                         23, 1998)

     3.4       --        Amended and Restated By-Laws of the Company dated May
                         12, 1999 (filed as Exhibit 3.4 to Form 10-Q dated May
                         14, 1999).

     4.1       --        Indenture dated as of June 9, 1997 between the Company,
                         as issuer, and Fleet National Bank, as trustee,
                         relating to Senior Notes due 2007 (filed as Exhibit 4.1
                         to Form S-4 dated June 17, 1997)

     4.2       --        First Supplemental Indenture and Amendment dated April
                         1,1998 between the Company, as issuer, and State Street
                         and Trust Company (formerly Fleet National Bank), as
                         trustee, relating to Senior Notes due 2007 (filed as
                         Exhibit 4.2 to Form 10-Q dated May 15, 1998)

     4.3       --        Second Supplemental Indenture and Amendment dated April
                         1, 1998 between ICO P&O, Inc., a wholly owned
                         subsidiary of the Registrant, and State Street and
                         Trust Company (formerly Fleet National Bank), as
                         trustee, relating to Senior Notes due 2007 (filed as
                         Exhibit 4.3 to Form 10-Q dated May 15, 1998)

     4.4       --        Warrant Agreement -- Series A, dated as of September 1,
                         1992, between the Registrant and Society National Bank
                         (filed as Exhibit 4 of the Registrant's Annual Report
                         on Form 10-K for 1992)

     4.5       --        Stock Registration Rights Agreement dated April 30,
                         1996 by and between the Company, a subsidiary of the
                         Company and the Wedco Shareholders Group, as defined
                         (filed as Exhibit 4.4 to Form S-4 dated May 15, 1996)

     4.6       --        Shareholders' Rights Agreement dated November 20, 1997
                         by and between the Company and Harris Trust and Savings
                         Bank, as rights agent (filed as Exhibit 1 to Form 8-A
                         dated December 22, 1997)

     4.7       --        Shareholder Rights Agreement dated April 1, 1998 by and
                         between the Registrant and Harris Trust and Savings
                         Bank, as rights agent (filed as Exhibit 4.7 to Form
                         10-Q for the quarter ended March 31, 1998)

    10.1       --        ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                         Exhibit B to the Registrant's Definitive Proxy
                         Statement dated April 27, 1987 for the Annual Meeting
                         of Shareholders)

    10.2       --        Second Amended and Restated 1993 Stock Option Plan for
                         Non-Employee Directors of ICO, Inc. (filed as Exhibit A
                         to the Registrant's Definitive Proxy Statement dated
                         January 26, 1999 for the Annual Meeting of
                         Shareholders)

    10.3       --        1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A
                         to Registrant's Definitive Proxy Statement dated June
                         24, 1994 for the Annual Meeting of Shareholders)

  Exhibit No.            Description
  -----------            -----------
    10.4       --        ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated August
                         10, 1995 for the Annual Meeting of Shareholders)

    10.5       --        ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated August
                         29, 1996 for the Annual Meeting of Shareholders)

    10.6       --        ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                         Registrant's Definitive Proxy Statement dated January
                         23, 1998 for the Annual Meeting of Shareholders)

    10.7       --        Willoughby International Stockholders Agreement dated
                         April 30, 1996 (filed as Exhibit 10.9 to Form S-4 dated
                         May 15, 1996)

    10.8       --        Consulting Agreement-- William E. Willoughby (filed as
                         Exhibit 10.13 to Form S-4 dated May 15, 1996)

    10.9       --        Salary Continuation Agreement-- William E. Willoughby
                         (filed as Exhibit 10.14 to Form S-4 dated May 15, 1996)

    10.10      --        Addendum to Salary Continuation Agreement-- William E.
                         Willoughby (filed as Exhibit 10.15 to form S-4 dated
                         May 15, 1996)

    10.11      --        Non-Competition Covenant William E. Willoughby (filed
                         as Exhibit 10.11 to Form S-4 dated May 15, 1996)

    10.12      --        Stockholders Agreement respecting voting of shares of
                         certain former Wedco common shareholders (filed as
                         Exhibit 10.21 to Form S-4 dated May 15, 1996)

    10.13      --        Stockholders Agreement respecting voting of shares of
                         certain ICO common shareholders (filed as Exhibit 10.22
                         to Form S-4 dated May 15, 1996)

    10.14      --        Employment Agreement dated April 1, 1995 by and between
                         the Registrant and Asher O. Pacholder and amendments
                         thereto (filed as Exhibit 10.16 to Form 10-K dated
                         December 29, 1997)

    10.15      --        Employment Agreement dated April 1, 1995 by and between
                         the Registrant and Sylvia A. Pacholder and amendments
                         thereto (filed as Exhibit 10.17 to Form 10-K dated
                         December 29, 1997).

    10.16      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Jon C. Biro (Filed as
                         Exhibit 10.20 to Form 10-K dated December 23, 1998)

    10.17      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Isaac H. Joseph (Filed as
                         Exhibit 10.21 to Form 10-K dated December 23, 1998)

    10.18      --        Employment Agreement dated September 4, 1998 by and
                         between the Registrant and Robin E. Pacholder (Filed as
                         Exhibit 10.18 to Form 10-K dated December 17, 1999)

    10.19      --        Employment Agreement dated August 5, 1999 by and
                         between the Registrant and David M. Gerst (Filed as
                         Exhibit 10.19 to Form 10-K dated December 17, 1999)

    21         --        Subsidiaries of the Company (Filed as Exhibit 21 to
                         Form 10-K dated December 17, 1999)

    27**       --        Financial Data Schedule


-----------------
  ** Filed herewith