Form 10-Q
period 2000-06-30
ICO INC
filed 2000-08-07
CIK 353567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 2000
                                                 -------------

                                         OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

                                 YES [X] NO [ ]

                Common stock, without par value 22,406,506 shares
                        outstanding as of August 4, 2000

                                     ICO, INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                               PAGE

      Item 1. Financial Statements

                Consolidated Balance Sheets as of June 30, 2000 and
                September 30, 1999..........................................  3

                Consolidated Statements of Operations for the Three and
                Nine Months ended June 30, 2000 and 1999....................  4

                Consolidated Statements of Comprehensive Income for the
                Three and Nine Months ended June 30, 2000 and 1999..........  5

                Consolidated Statements of Cash Flows for the Nine Months
                Ended June 30, 2000 and 1999................................  6

                Notes to Consolidated Financial Statements..................  7

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 13

      Item 3.   Quantitative and Qualitative Disclosures About Market Risks. 19


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings............................................. 20

      Item 2. Changes in Securities (no response required)..................  -

      Item 3. Defaults upon Senior Securities (no response required)........  -

      Item 4. Submission of Matters to a Vote of Security Holders
              (no response required)........................................  -

      Item 5. Other Information (no response required)......................  -

      Item 6. Exhibits and Reports on Form 8-K.............................. 20

                                     ICO, INC.
                             CONSOLIDATED BALANCE SHEET
                  (Unaudited and in thousands, except share data)

                                                                                                     JUNE 30,        SEPTEMBER 30,
                                                                                                       2000              1999
                                                                                                 ---------------    ---------------
ASSETS
Current assets:
      Cash and equivalents ...................................................................   $        33,523    $        37,439
      Trade receivables (less allowance for doubtful accounts of $2,020
         and $1,884, respectively) ...........................................................            61,341             53,421
      Inventories ............................................................................            29,188             26,592
      Deferred tax asset .....................................................................             3,199              3,062
      Prepaid expenses and other .............................................................             4,728              3,524
                                                                                                 ---------------    ---------------
           Total current assets ..............................................................           131,979            124,038
                                                                                                 ---------------    ---------------
Property, plant and equipment, at cost .......................................................           189,887            188,346
      Less - accumulated depreciation and amortization .......................................           (81,980)           (73,760)
                                                                                                 ---------------    ---------------
                                                                                                         107,907            114,586
                                                                                                 ---------------    ---------------
Other assets:
      Goodwill ...............................................................................            51,827             54,859
      Deferred tax asset .....................................................................             4,358              5,359
      Debt offering costs ....................................................................             3,295              3,643
      Other ..................................................................................             2,125              2,709
                                                                                                 ---------------    ---------------
      Total Assets ...........................................................................   $       301,491    $       305,194
                                                                                                 ===============    ===============
LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt ............................   $        10,984    $        10,009
      Accounts payable .......................................................................            26,519             22,860
      Accrued interest .......................................................................             1,083              4,185
      Accrued salaries and wages .............................................................             2,697              3,818
      Income taxes payable ...................................................................             2,156                574
      Other accrued expenses .................................................................            12,290             12,390
                                                                                                 ---------------    ---------------
           Total current liabilities .........................................................            55,729             53,836
Deferred income taxes ........................................................................             6,116              7,085
Long-term liabilities ........................................................................             1,306              1,671
Long-term debt, net of current portion .......................................................           140,689            139,652
                                                                                                 ---------------    ---------------
      Total liabilities ......................................................................           203,840            202,244
                                                                                                 ---------------    ---------------
Commitments and contingencies ................................................................              --                 --
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
           preference of $32,250 .............................................................                13                 13
      Junior participating preferred stock, without par value -
           50,000 shares authorized; 0 shares issued and outstanding .........................              --                 --
      Common stock, without par value - 50,000,000 shares authorized;
           22,406,506 shares issued and outstanding ..........................................            39,696             39,693
      Additional paid-in capital .............................................................           105,333            105,333
      Accumulated other comprehensive loss ...................................................            (9,934)            (4,684)
      Accumulated deficit ....................................................................           (37,457)           (37,405)
                                                                                                 ---------------    ---------------
      Total stockholders' equity .............................................................            97,651            102,950
                                                                                                 ---------------    ---------------
      Total liabilities and stockholders' equity .............................................   $       301,491    $       305,194
                                                                                                 ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Unaudited and in thousands, except share data)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                   ----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                   ------------    ------------    ------------    ------------
Revenues:
     Petrochemical processing sales and services ...............   $     58,128    $     47,627    $    164,933    $    138,092
     Oilfield sales and services ...............................         27,225          17,868          76,061          53,740
                                                                   ------------    ------------    ------------    ------------
Total net revenues .............................................         85,353          65,495         240,994         191,832
                                                                   ------------    ------------    ------------    ------------
Cost and expenses:
     Cost of sales and services ................................         66,198          49,103         184,872         148,529
     Selling, general and administrative .......................         10,092          10,082          30,905          33,017
     Depreciation ..............................................          3,502           3,534          10,468          10,799
     Amortization of intangibles ...............................            600             663           1,903           2,088
     Impairment of long-lived assets ...........................           --              --              --             9,291
     Write-down of fixed assets ................................           --               425            --             3,273
     Severance expenses ........................................           --             1,500            --             2,499
     Write-off of start-up costs ...............................           --              --              --               867
                                                                   ------------    ------------    ------------    ------------
                                                                         80,392          65,307         228,148         210,363
                                                                   ------------    ------------    ------------    ------------
Operating income (loss) ........................................          4,961             188          12,846         (18,531)
                                                                   ------------    ------------    ------------    ------------
Other income (expense):
     Currency exchange loss ....................................           --              (431)           --              (431)
     Interest income ...........................................            559             382           1,664           1,528
     Interest expense ..........................................         (3,632)         (3,388)        (10,746)        (10,301)
                                                                   ------------    ------------    ------------    ------------
                                                                         (3,073)         (3,437)         (9,082)         (9,204)
                                                                   ------------    ------------    ------------    ------------
Income (loss) before taxes and extraordinary item ..............          1,888          (3,249)          3,764         (27,735)
Provision (benefit) for income taxes ...........................            894            (942)          2,184          (7,158)
                                                                   ------------    ------------    ------------    ------------
Income (loss) before extraordinary item ........................   $        994    $     (2,307)   $      1,580    $    (20,577)
                                                                   ------------    ------------    ------------    ------------
Extraordinary gain .............................................           --              --              --               399
                                                                   ------------    ------------    ------------    ------------
Net income (loss) ..............................................            994          (2,307)          1,580         (20,178)
                                                                   ------------    ------------    ------------    ------------
Preferred dividends ............................................           (544)           (544)         (1,632)         (1,632)
                                                                   ------------    ------------    ------------    ------------
Net income (loss) applicable to common stock ...................   $        450    $     (2,851)   $        (52)   $    (21,810)
                                                                   ============    ============    ============    ============
Basic and diluted earnings (loss) per share before
     extraordinary item ........................................   $        .02    $       (.13)   $        .00    $      (1.01)
Extraordinary item .............................................           --              --              --               .02
                                                                   ------------    ------------    ------------    ------------
Basic and diluted earnings (loss) per share (see Note 3) .......   $        .02    $       (.13)   $        .00    $       (.99)
                                                                   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Unaudited and in thousands)

                                                                     THREE MONTHS                          NINE MONTHS
                                                                    ENDED JUNE 30,                        ENDED JUNE 30,
                                                          ----------------------------------    ----------------------------------
                                                               2000               1999               2000                1999
                                                          ---------------    ---------------    ---------------    ---------------
Net Income (loss) .....................................   $           994    $        (2,307)   $         1,580    $       (20,178)
Other comprehensive loss
      Foreign currency translation adjustment .........            (1,480)            (1,471)            (5,250)            (4,348)
                                                          ---------------    ---------------    ---------------    ---------------

Comprehensive income (loss) ...........................   $          (486)   $        (3,778)   $        (3,670)   $       (24,526)
                                                          ===============    ===============    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                                     NINE MONTHS ENDED JUNE 30,
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
Cash flows from operating activities:
      Net income (loss) ......................................................................   $         1,580    $       (20,178)
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization ..........................................................            12,371             12,887
      Write-off of start-up costs ............................................................              --                  867
      Impairment of long-term assets .........................................................              --                9,291
      Write-down fixed assets ................................................................              --                3,273
      Loss on currency exchange ..............................................................              --                  431
      Changes in assets and liabilities, net of the effects of
         business acquisitions:
                Receivables ..................................................................           (11,228)             6,299
                Inventories ..................................................................            (4,160)             3,512
                Prepaid expenses and other assets ............................................            (1,191)               (15)
                Income taxes payable .........................................................             1,567              1,079
                Deferred taxes ...............................................................               465             (8,408)
                Accounts payable .............................................................             5,850             (3,429)
                Accrued interest .............................................................            (3,102)            (3,155)
                Accrued expenses .............................................................              (877)             3,102
                                                                                                 ---------------    ---------------
                Total adjustments ............................................................              (305)            25,734
                                                                                                 ---------------    ---------------
           Net cash provided by operating activities .........................................             1,275              5,556
                                                                                                 ---------------    ---------------
Cash flows used for investing activities:
      Capital expenditures ...................................................................            (8,552)           (12,329)
      Acquisitions, net of cash acquired .....................................................              --               (7,603)
      Dispositions of property, plant and equipment ..........................................               462                (15)
                                                                                                 ---------------    ---------------
           Net cash used for investing activities ............................................            (8,090)           (19,947)
                                                                                                 ---------------    ---------------
Cash flows provided by (used for) financing activities:
      Net proceeds from sale of stock ........................................................              --                   12
      Payment of dividend on preferred stock .................................................            (1,632)            (1,632)
      Payment of dividend on common stock ....................................................              --               (1,216)
      Additional debt ........................................................................             6,967                598
      Reductions of debt .....................................................................            (2,173)            (6,520)
                                                                                                 ---------------    ---------------
           Net cash provided by (used for) financing activities ..............................             3,162             (8,758)
                                                                                                 ---------------    ---------------
Effect of exchange rates on cash .............................................................              (263)              (191)
                                                                                                 ---------------    ---------------
Net decrease in cash and equivalents .........................................................            (3,916)           (23,340)
Cash and equivalents at beginning of period ..................................................            37,439             51,135
                                                                                                 ---------------    ---------------
Cash and equivalents at end of period ........................................................   $        33,523    $        27,795
                                                                                                 ===============    ===============
Supplemental disclosures of cash flow information:
      Cash received (paid) during the period for:
           Interest received .................................................................   $         1,664    $         1,529
           Interest paid .....................................................................           (13,807)           (13,497)
           Income taxes paid .................................................................              (405)              (727)

     The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 1999 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the changes in its cash position for the nine months ended June 30, 2000 and 1999. Results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 is not expected to be material to the Company's financial statements. During July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the implementation of SFAS 133 until the first quarter of the fiscal year ending September 30, 2001.

      Certain reclassifications have been made to prior year amounts in order to conform to current year classifications.

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

      Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three and nine months ended June 30, 2000 and June 30, 1999, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss.

                                                                      THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------------
                                                           2000                                          1999
                                        ------------------------------------------   -------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                           INCOME         SHARES         AMOUNT         INCOME          SHARES         AMOUNT
                                        ------------   ------------   ------------   ------------    ------------   ------------
Net Income (loss) ...................   $        994                                 $     (2,307)
Less: Preferred stock dividends .....            544                                          544
                                        ------------                                 ------------
BASIC EPS ...........................   $        450     22,406,506   $        .02   $     (2,851)     22,113,707   $       (.13)

EFFECT OF DILUTIVE SECURITIES
   Options ..........................           --           52,034                          --              --
                                        ------------   ------------                  ------------    ------------
DILUTED EPS .........................   $        450     22,458,540   $        .02   $     (2,851)     22,113,707   $       (.13)
                                        ============   ============   ============   ============    ============   ============
                                                                        NINE MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------------------------
                                                            2000                                          1999
                                        -------------------------------------------   -------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                           INCOME          SHARES         AMOUNT         INCOME          SHARES         AMOUNT
                                        ------------    ------------   ------------   ------------    ------------   ------------
Net Income (loss) ...................   $      1,580                                  $    (20,178)
Less: Preferred stock dividends .....          1,632                                         1,632
                                        ------------                                  ------------
BASIC EPS ...........................   $        (52)     22,406,506           --     $    (21,810)     22,111,715   $       (.99)

EFFECT OF DILUTIVE SECURITIES
   Options ..........................           --              --                            --              --
                                        ------------    ------------                  ------------    ------------
DILUTED EPS .........................   $        (52)     22,406,506           --     $    (21,810)     22,111,715   $       (.99)
                                        ============    ============   ============   ============    ============   ============

NOTE 4.  INVENTORIES

      Inventories consisted of the following:

                                       JUNE 30, 2000       SEPTEMBER 30, 1999
                                   --------------------   --------------------
                                                  (IN THOUSANDS)

Raw Materials ..................   $             13,941   $             11,353
Finished Goods .................                 10,495                 10,947
Supplies .......................                  3,366                  3,359
Work in Progress ...............                  1,386                    933
                                   --------------------   --------------------
                                   $             29,188   $             26,592
                                   ====================   ====================

NOTE 5.   SEGMENT AND FOREIGN OPERATIONS INFORMATION

      The Company's two reportable business segments are Petrochemical Processing Services and Oilfield Services.

      The Petrochemical Processing business segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users such as rotational molders and producers of bags made of polyethylene, and polymer distributors.

      The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers includes leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

      Summarized financial information of the Company's reportable segments for the three and nine months ended June 30, 2000 and 1999 is shown in the following table.

                                                            PETROCHEMICAL                             OTHER
                                                             PROCESSING          OILFIELD          RECONCILING
                                                              SERVICES           SERVICES             ITEMS**            TOTAL
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                        (IN THOUSANDS)
THREE MONTHS ENDED
JUNE 30, 2000
Revenues ...............................................   $        58,128    $        27,225    $          --      $        85,353
Operating Income (Loss) ................................             3,715              3,390             (2,144)             4,961
Depreciation ...........................................             2,031              1,337                134              3,502
Amortization of intangibles ............................               422                 64                114                600

THREE MONTHS ENDED
JUNE 30, 1999

Revenues ...............................................            47,627             17,868               --               65,495
Operating Income (Loss) ................................             2,772                278             (2,862)               188
Depreciation ...........................................             2,067              1,351                116              3,534
Amortization of intangibles ............................               469                 67                127                663

NINE MONTHS ENDED
JUNE 30, 2000

Revenues ...............................................           164,933             76,061               --              240,994
Operating Income (Loss) ................................            11,401              8,538             (7,093)            12,846
Depreciation ...........................................             6,170              3,948                350             10,468
Amortization of intangibles ............................             1,338                193                372              1,903

NINE MONTHS ENDED
JUNE 30, 1999

Revenues ...............................................           138,092             53,740               --              191,832
Operating Income (Loss) ................................            (6,171)            (2,334)           (10,026)           (18,531)
Depreciation ...........................................             6,535              3,884                380             10,799
Amortization of intangibles ............................             1,539                165                384              2,088

              * Consists primarily of corporate overhead expenses.

                                                            PETROCHEMICAL                             OTHER
                                                             PROCESSING          OILFIELD          RECONCILING
                                                              SERVICES           SERVICES             ITEMS*             TOTAL
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                        (IN THOUSANDS)
AS OF JUNE 30, 2000
Total Assets                                               $       180,210    $        76,643    $        44,638    $       301,491

      **Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate furniture and equipment.

      A reconciliation of total segment operating income to consolidated income before taxes and extraordinary item is as follows:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                         ----------------------------------    ----------------------------------
                                                              2000               1999               2000                1999
                                                         ---------------    ---------------    ---------------    ---------------
                                                                                       (IN THOUSANDS)
Total operating income for reportable segments .......   $         4,961    $           188    $        12,846    $       (18,531)
Currency exchange loss ...............................              --                 (431)              --                 (431)
Interest income ......................................               559                382              1,664              1,528
Interest expense .....................................            (3,632)            (3,388)           (10,746)           (10,301)
                                                         ---------------    ---------------    ---------------    ---------------
Consolidated income (loss) before income taxes
   and extraordinary item ............................   $         1,888    $        (3,249)   $         3,764    $       (27,735)
                                                         ===============    ===============    ===============    ===============

NOTE 6.   LEGAL PROCEEDINGS

      The Company is a named defendant in four cases involving four plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. (The cases, all of which are pending in Texas state courts, were initiated on May 13, 1991; November 21, 1991; August 25, 1992; and January 4, 2000). For the most part, the Company is generally protected under worker's compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. Through July 25, 2000, one suit against the Company involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law, although even if such circumvention had occurred, the Company believed that this litigation, referred to as the Roark litigation, would not have had a material adverse effect on the financial condition, results of operations and/or cash flow of the Company. As described in more detail below, the Roark litigation named the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and fell within the provisions of an agreement between the Company and Baker Hughes that limited the Company's obligations in the litigation. On July 25, 2000, the Company, Baker Hughes and the plaintiff in the Roark litigation entered into a settlement that brought an end to the Roark litigation. The terms of the settlement will not have a material adverse effect on the Company's financial condition.

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

      During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $5,000,000 ($4,500,000 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. This agreement governed the Company's liability with respect to the Roark litigation, which involved occupational health claims arising out of Roark's employment at BHTS.

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

INTRODUCTION

      The Company's revenue is classified into two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) distributing plastic powders, (2) grinding petrochemicals into powders (size reduction) using a variety of methods, including ambient grinding, cryogenic grinding and jet milling, providing ancillary services and selling grinding equipment manufactured by the Company, and (3) compounding sales and services, which include the manufacture and sale of concentrates. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from
(1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

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

      Gross profits as a percentage of revenue for the distribution and concentrate manufacturing businesses generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as toll processing).

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

      Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the spot market price at the Henry Hub) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 521 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. During the nine months ended June 30, 2000, the price of oil rose to an average of $27 per barrel and natural gas prices rose to an average of $2.86 per mcf. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, with the U.S. rig count rising to an average of 854 during the third quarter of fiscal 2000. The Company is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will continue to improve for all of the Company's oilfield services.

LIQUIDITY AND CAPITAL RESOURCES

      The following are considered by management as key measures of liquidity applicable to the Company:

                                    JUNE 30, 2000     SEPTEMBER 30, 1999
                                    -------------     ------------------
      Cash and cash equivalents...    $33,523,000           $ 37,439,000
      Working capital.............     76,250,000             70,202,000
      Current ratio...............            2.4                    2.3
      Debt-to-capitalization......       .61 to 1               .59 to 1

      Cash and cash equivalents decreased $3,916,000 during the nine months ended June 30, 2000 due to the factors described below. The Company's net working capital increased during the nine months ended June 30, 2000 from $70,202,000 at September 30, 1999 to $76,250,000 at June 30, 2000 as a result of the factors described below.

      For the nine months ended June 30, 2000, cash provided by operating activities decreased to $1,275,000 from $5,556,000 for the nine months ended June 30, 1999. The decrease occurred despite higher net income due to the various changes in working capital accounts (particularly changes of accounts receivable, inventory, accounts payable, accrued interest, and accrued liabilities).

      Capital expenditures totaled $8,552,000 during the nine months ended June 30, 2000, of which $1,951,000 related to the oilfield services business, and the remaining $6,601,000 related to the petrochemical processing business. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2000 capital expenditure requirements.

      Cash flows used for financing activities increased to cash provided of $3,162,000 during the nine months ended June 30, 2000 from uses of $(8,758,000) during the first nine months of fiscal 1999. The increase was the result of lower debt repayments, increased borrowings, and lower common stock dividends ($0 common stock dividends during fiscal 2000 compared to $1,216,000 in fiscal 1999) during the first nine months of fiscal 2000, compared to the comparable 1999 period.

      As of June 30, 2000, the Company had approximately $7,300,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided by the foreign credit facilities will be an adequate source of liquidity for the remainder of fiscal 2000.

      The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED JUNE 30,                    NINE MONTHS ENDED JUNE 30,
                                           ------------------------------------------    ------------------------------------------
                                                        % OF                   % OF                   % OF                   % OF
NET REVENUES (000'S)                         2000       TOTAL       1999       TOTAL       2000       TOTAL       1999       TOTAL
                                           --------   --------    --------   --------    --------   --------    --------   --------
Distribution ...........................   $ 24,221         42%   $ 20,471         43%   $ 69,110         42%   $ 61,828         45%
Size Reduction Services and
   Other Sales and Services ............     12,273         21%     11,904         25%     35,427         21%     36,024         26%
Compounding Sales and Services .........     21,634         37%     15,252         32%     60,396         37%     40,240         29%
                                           --------   --------    --------   --------    --------   --------    --------   --------
TOTAL PETROCHEMICAL PROCESSING .........     58,128        100%     47,627        100%    164,933        100%    138,092        100%
                                           --------               --------               --------               --------
Exploration Sales and Services .........     10,544         39%      5,865         33%     25,901         34%     18,840         35%
Production Sales and Services ..........      9,373         34%      6,976         39%     26,746         35%     20,087         37%
Corrosion Control Sales and
   Services ............................      5,684         21%      3,507         20%     15,981         21%     11,781         22%
Other Sales and Services ...............      1,624          6%      1,520          8%      7,433         10%      3,032          6%
                                           --------   --------    --------   --------    --------   --------    --------   --------
TOTAL OILFIELD SERVICES REVENUES .......     27,225        100%     17,868        100%     76,061        100%     53,740        100%
                                           --------               --------               --------               --------
Total ..................................   $ 85,353               $ 65,495               $240,994               $191,832
                                           ========               ========               ========               ========

                                                    THREE MONTHS ENDED JUNE 30,                   NINE MONTHS ENDED JUNE 30,
                                           ------------------------------------------    ------------------------------------------
                                                        % OF                   % OF                   % OF                   % OF
OPERATING PROFIT (LOSS) (000'S)              2000       TOTAL       1999       TOTAL       2000       TOTAL       1999       TOTAL
                                           --------   --------    --------   --------    --------   --------    --------   --------
Petrochemical Processing ...............   $  3,715         52%   $  2,772         91%   $ 11,401         57%   $ (6,171)        73%
Oilfield Services ......................      3,390         48%        278          9%      8,538         43%     (2,334)        27%
                                           --------   --------    --------   --------    --------   --------    --------   --------
Total Operations .......................      7,105        100%      3,050        100%     19,939        100%     (8,505)       100%
General Corporate Expenses .............     (2,144)                (2,862)                (7,093)               (10,026)
                                           --------               --------               --------               --------
Total ..................................   $  4,961               $    188               $ 12,846               $(18,531)
                                           ========               ========               ========               ========

THREE AND NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

REVENUES.

      Consolidated revenues increased $19,858,000 (30%) and $49,162,000 (26%) during the three and nine months ended June 30, 2000, respectively, compared to the same periods of fiscal 1999. The increases were due to revenue improvements in both the Petrochemical Processing and Oilfield Service business segments.

      Petrochemical Processing revenues increased from $47,627,000 during the third quarter of fiscal 1999 and $138,092,000 during the first nine months of fiscal 1999 to $58,128,000 and $164,933,000 for the three and nine months ended June 30, 2000, respectively. These increases of 22% and 19%, respectively, were mostly the result of an increase in compounding revenues and, to a lesser extent, an increase in distribution revenues.

      Distribution revenues rose $3,750,000 (18%) during the three months ended June 30, 2000 and rose $7,282,000 (12%) during the nine months ended June 30, 2000, compared to the same periods of fiscal 1999. Distribution revenues rose due to higher resin prices and an increase in volumes sold in the Company's European and Southeast Asian markets. Although revenues in Europe have increased during fiscal 2000, European revenue increases have been stifled by the depreciation of the Euro against the U.S. Dollar by approximately 12%, as compared to fiscal 1999. Size reduction services and other sales and services revenues increased $369,000 (3%) to $12,273,000 during the third quarter of fiscal 2000, compared to the same quarter of fiscal 1999. The small increase was the result of greater domestic size reduction revenues. During the nine months ended June 30, 2000, size reduction revenues declined $597,000 (2%) to $35,427,000 due to lower European revenues, caused by the depreciation of the Euro compared to the U.S. Dollar. Compounding revenues rose dramatically from $15,252,000 during the third quarter of fiscal 1999 to $21,634,000 during the third quarter of fiscal 2000 and from $40,240,000 during the nine months ended June 30, 1999 to $60,396,000 during the nine months ended June 30, 2000. These increases of $6,382,000 (42%) during the quarter and $20,156,000 (50%) during the nine month period, were primarily the result of the fiscal 1999 capacity expansion at the Company's Bayshore Industrial concentrate manufacturing facility in LaPorte, Texas. In addition, demand for the Company's compounding products and services in Europe increased in fiscal 2000 compared to fiscal 1999.

      Oilfield service revenues increased $9,357,000 (52%) to $27,225,000 during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and increased $22,321,000 (42%) to $76,061,000 during the nine months of fiscal 2000, compared to the same period of fiscal 1999. Of the year-to-date increase, 28% of the improvement is attributable to the February 1999 acquisition of MilCorp. The remaining increase is due to a strong rebound within all the Company's oilfield service product lines, due to increased volumes resulting from greater customer demand. This increase was particularly strong in Exploration Services, which had a 79% increase in revenues during the quarter ended June 30, 2000, compared to the same quarter of fiscal 1999. The recovery is being driven by higher oil and gas prices which rose from a quarterly average of $17.76 per barrel and $2.20 per mcf, respectively, during the quarter ended June 30, 1999 to $29.10 per barrel and $3.63 per mcf during the quarter ended June 30, 2000. As a result of these higher commodity prices, the North American rig count has risen from an average of 834 during the third quarter of fiscal 2000, compared to an average of 521 during the same quarter of fiscal 1999.

COST AND EXPENSES

      Consolidated gross margins (calculated as the difference between net revenues and total costs of sales and services divided by revenues), decreased from 25.0% during the three months ended June 30, 1999 to 22.4% during the three months ended June 30, 2000. The decrease was caused by lower Petrochemical Processing margins partially offset by the effect of higher Oilfield Service gross margins. During the nine months ended June 30, 2000 consolidated gross margins increased to 23.3% from 22.6% in fiscal 1999 as Oilfield Service gross margins increased and Petrochemical Processing margins declined.

      Petrochemical Processing gross margins were 19.5% during the third quarter of fiscal 2000 compared to 25.0% during the third quarter of fiscal 1999. During the nine months ended June 30, 2000, Petrochemical gross margins were 20.9% compared to 22.5% for the same period of fiscal 1999. These declines resulted primarily from a change in revenue mix. During fiscal 2000, compounding and distribution revenues, which inherently generate lower gross margins than size reduction services, became a larger percentage of overall Petrochemical Processing revenues. This trend caused overall Petrochemical Processing gross margins to decline. Additionally, international gross margins softened during fiscal 2000, which adversely affected Petrochemical gross margins.

      Oilfield Service gross margins increased to 28.7% and 28.5% for the three and nine months ended June 30, 2000, respectively, compared to 25.2% and 22.4% for the three and nine months ended June 30, 1999, respectively. Higher volumes, due to strengthening market conditions, resulted in increased capacity utilization and, in turn, improved gross margins.

      Selling, general and administrative costs increased $10,000 during the three months ended June 30, 2000 and declined $2,112,000 (6%) during the nine months ended June 30, 2000, compared to the same periods of fiscal 1999. The decline versus the nine months ended June 30, 2000 was primarily due to lower litigation related expenses and cost controls at the corporate level, partially offset by an increase in expenses caused by the February 1999 acquisition of MilCorp in Canada.

      Depreciation and amortization expenses decreased from $4,197,000 during the third quarter of fiscal 1999 to $4,102,000 during the same quarter of fiscal 2000 and from $12,887,000 during the nine months ended June 30, 1999 to $12,371,000 during the nine months ended June 30, 2000. These declines were the result of the effects of the 1999 charges relating to fixed assets and goodwill, offset, in part, by the impact of capital expenditures and the acquisition of MilCorp.

SECOND QUARTER FISCAL 1999 CHARGES

      IMPAIRMENT OF LONG-LIVED ASSETS. During the second quarter of fiscal 1999, the Company recognized a $9,291,000 charge for the impairment of long-lived assets. $748,000 of this charge related to the Oilfield Services business, of which $310,000 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543,000 of the total charge related to the Petrochemical Processing business and reflected the impairment of four underperforming facilities. $4,812,000 of the petrochemical charge includes the impairment of goodwill and $3,489,000 consists of machinery and equipment impairment. The amount of the machinery and equipment impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

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

OPERATING INCOME

      Operating income increased from $188,000 for the three months ended June 30, 1999, to $4,961,000 for the three months ended June 30, 2000, and from a loss of $(18,531,000) for the nine months ended June 30 1999, to income of $12,846,000 for the nine months ended June 30, 2000. The increases were due to the changes in revenues and costs and expenses discussed above.

NET INTEREST EXPENSE

      Net interest expense was $3,073,000 and $9,082,000 during the three and nine months ended June 30, 2000. For the three and nine months ended June 30 1999, the Company had net interest expense of $3,006,000 and $8,773,000, respectively. These changes were primarily the result of declining cash balances and increased rates of return on cash investments.

INCOME TAXES

      The Company's effective income tax rate increased to 47% and 58% during the three and nine months ended June 30, 2000, respectively, compared to 29% and 26% during the three and nine months ended June 30, 1999, respectively. These tax rate increases were the result of a change in the amount of permanent differences (including the goodwill impairment charges recognized in the second quarter of fiscal 1999), relative to book pre- tax income or loss, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

NET INCOME

      For the three and nine months ended June 30, 2000, the Company had net income of $994,000 and $1,580,000, respectively, compared to net losses of $(2,307,000) and $(20,178,000) for the same periods in fiscal 1999, due to the factors described above.

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

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              JUNE 30, 2000      JUNE 30, 2000
                                             ---------------    ---------------
Net revenues ............................... $    (2,925,745)   $    (8,156,420)
Earnings before interest, taxes,
    depreciation, and amortization .........        (302,971)          (974,893)
Operating income ...........................        (162,237)          (541,828)
Pre-tax income .............................        (122,924)          (424,495)
Net income .................................         (71,935)          (259,322)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposures include debt obligations carrying variable interest rates, and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

   The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for raw material purchases denominated in non-functional currency (usually the U.S. dollar).

   The following table summarizes the Company's market sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                                       JUNE 30, 2000
---------------------                                              -----------------------------------------------------------------
                                                                     US$ EQUIVALENT        WEIGHTED AVERAGE
Variable interest rate debt:                                          IN THOUSANDS      YEAR-END INTEREST RATE    EXPECTED MATURITY
                                                                   ------------------   ----------------------    ------------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders ...............................................                  1,224                   5.74%     less than one year
British Pounds Sterling ......................................                  2,368                   7.25%     less than one year
French Francs ................................................                     39                   5.14%     2001
Italian Lira .................................................                  4,295                   4.98%     less than one year
Canadian Dollar ..............................................                  3,373                   8.75%     less than one year
New Zealand Dollar ...........................................                    149                   7.76%     less than one year

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

Forward Exchange Agreements (000s):
RECEIVE US$/PAY NZ$:
--------------------
Contract Amount                                                         US$585
Average Contractual Exchange Rate                                       (NZ$/US$)    .4762
Expected Maturity Dates                                                 July 2000 through August 2000

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                                                         US$1,170
Average Contractual Exchange Rate                                       (A$/US$)   .5692
Expected Maturity Dates                                                 July 2000 through September 2000

RECEIVE US$/PAY DUTCH GUILDER
-----------------------------
Contract Amount                                                         US$10
Average Contractual Exchange Rate                                       (NLG/US$)   .4342
Expected Maturity Date                                                  July 13, 2000

RECEIVE GBP/PAY DUTCH GUILDER
-----------------------------
Contract Amount                                                         GBP77
Average Contractual Exchange Rate                                       (NLG/GBP)   .2769
Expected Maturity Dates                                                 July 2000 through August 2000

Option Agreement (000's):

RECEIVE US$/PAY FRENCH FRANCS
-----------------------------------------------
Contract Amount                                                         US$150
Average Contractual Exchange Rate                                       (FRF/US$)   .1462
Expiration Date                                                         On or before June 18, 2001

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 6 to the Consolidated Financial Statements included in Part I, Item 1, of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 21.

   (b) There were no reports on Form 8-K during the Company's fiscal third quarter.

   The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                              EXHIBIT
-----------                              -------
   2.1      -- Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.
               (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)

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

   10.4     -- ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
               Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

EXHIBIT NO.                              EXHIBIT
-----------                              -------
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

------------
  ** Filed herewith

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICO, INC.
                                        ----------------------------------------
                                        (Registrant)

                                        /s/ ASHER O. PACHOLDER
                                        ----------------------------------------
August 4, 2000                          Asher O. Pacholder
                                        Chairman and Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/ JON C. BIRO
                                        ----------------------------------------
                                        Jon C. Biro
                                        Senior Vice President, Chief Accounting
                                        Officer and Treasurer
                                        (Principal Accounting Officer)