Form 10-K
period 2000-09-30
ICO INC
filed 2000-12-21
CIK 353567

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

                                   ----------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from to Commission file number 0-10068


                                    ICO, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

                          TEXAS                                                      76-0566682
(State of other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

              11490 WESTHEIMER, SUITE 1000
                     HOUSTON, TEXAS                                                    77077
      (Address of principal executive offices)                                       (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER (281) 721-4200
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                           COMMON STOCK, NO PAR VALUE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common equity held by nonaffiliates of the Registrant as of December 18, 2000 was $28,891,000.

        The number of shares outstanding of the registrant's Common Stock as of December 18, 2000: Common Stock, no par value -- 22,686,987

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2000.

                                    ICO, INC.

                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I
           Item 1.    Business........................................................................................... 1
           Item 2.    Properties.........................................................................................10
           Item 3.    Legal Proceedings..................................................................................11
           Item 4.    Submission of Matters to a Vote of Security Holders (no response required).........................--


PART II
           Item 5.    Market for the Registrant's Common Stock and
                      Related Stockholder Matters........................................................................13
           Item 6.    Selected Financial Data............................................................................15
           Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................................................17
           Item 7A.   Quantitative and Qualitative Disclosures About
                      Market Risk........................................................................................28
           Item 8.    Financial Statements and Supplementary Data........................................................31
           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure................................................................31


PART III
           Item 10.   Directors and Executive Officers of the Registrant.................................................31
           Item 11.   Executive Compensation.............................................................................31
           Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management..............................................................................31
           Item 13.   Certain Relationships and Related Transactions.....................................................31


PART IV
           Item 14.   Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K................................................................................32

                                     PART I
                (in thousands, except share and per share data)

ITEM 1. BUSINESS

GENERAL

         ICO, Inc. and its subsidiaries provide specialized petrochemical processing and oilfield services. In the petrochemical processing segment, the Company provides grinding, jet milling, and ancillary services for petrochemical resins produced in pellet form (size reduction services); formulates and manufactures concentrated products for blending with petrochemical resins to give finished products desired characteristics, such as color or protection from ultraviolet light; provides other compounding services; and provides related distribution services. The Company's specialty petrochemical processing customers include major chemical companies, petrochemical production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

         In the oilfield services segment, ICO is a leading provider of inspection, reconditioning and coating services for new and used tubular goods and sucker rods used in the oil and gas industries. The Company's oilfield services segment reduces customers' drilling and production costs by preventing faulty tubular goods from being placed downhole (exploration services), by reclaiming and reconditioning used tubular goods and sucker rods (production services), and by preventing the premature failure of tubular goods and sucker rods from occurring due to the corrosive downhole drilling environment (corrosion control services). Although comprehensive industry statistics are not readily available, ICO believes it is one of the two largest providers of inspection, reconditioning and coating services for tubular goods in the United States and Canada. The Company's customers in the oilfield services segment include many of the leading integrated oil companies and large independent oil and gas exploration and production companies.

         The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context requires otherwise.

PETROCHEMICAL PROCESSING SERVICES

         The Company's petrochemical processing business segment provides size reduction services (grinding and related services such as blending and screening); compounding services (including manufacturing concentrates for use in petrochemical products); and, in Europe and Southeast Asia, related distribution services. Several of the size reduction operations also provide compounding, blending, and mixing services. The Company conducts its size reduction and compounding operations in the United States, Europe, Australia, New Zealand, and Malaysia (the Australia, New Zealand, and Malaysia operations are sometimes referred to collectively herein as the "Southeast Asian operations"). The Company's concentrate manufacturing operations are conducted in the United States through the Company's wholly-owned subsidiary, Bayshore Industrial, Inc. In Europe, the Company manufactures concentrates in two locations, one in France and another in England.

         The Company's size reduction and related processing services and compounding operations are an intermediate step between the production of petrochemical resins and the manufacture of a wide variety of end products, such as paint, garbage bags, plastic film or other polymers. Chemical manufacturers generally produce petrochemical resins in pellet form. Various manufacturing processes, such as rotational molding, used to produce finished plastic or other petrochemical products require the pellets to be ground into smaller sizes, or to be mixed with additives and recombined, before end products having the desired characteristics are produced. The Company's size reduction services involve the grinding or jet milling of pellets into smaller sizes and, in some cases, the blending or compounding of petrochemical pellets with other additives or fillers, such as colored pigments. The Company's concentrate manufacturing operations involve the production of additives that, when blended into resin, produce materials with desired properties such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardancy, color, ultraviolet stabilization, impact and tear resistance, or adhesion.

         During fiscal 2000, the Company completed its plan to restructure and integrate the Company's European operations and progressed in growing domestic revenues outside of the Company's traditional rotational molding- related tolling services. The European restructuring and integration efforts began in late fiscal 1999, and the Company believes a European management team is now in place to meet the Company's goals and objectives for these markets. In addition, while many of the European businesses were acquired separately via acquisition, these operations have now been integrated in terms of sharing research and development and technical expertise, and maximizing purchasing and marketing efforts. The Company believes the results of these efforts will have a positive effect on the Company's European operations in the future. Within the Company's domestic operations, during fiscal 2000 the Company expanded capacity in the areas of concentrate manufacturing and the production of fine powders using jet milling.

         Size Reduction. The Company's size reduction services include ambient grinding, cryogenic grinding and jet milling to reduce various materials to a powder. Materials processed by the Company include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others. The Company is a leading provider of size reduction services in the United States, Western Europe, New Zealand, Australia and Malaysia.

         The majority of the Company's size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. Typically, using Company-manufactured equipment, the Company grinds pellets of various materials into powders used in manufacturing household items (such as toys, household furniture, and trash receptacles) and automobile parts, agricultural products (such as fertilizer and water tanks), paint, and metal and fabric coatings. The powders are also used as raw material for additional processing in which they are combined with additives or colors. Many of the resulting final products are produced by rotational molding, and the Company provides a substantial portion of its size reduction services to customers that are either rotational molders or that supply the rotational molding industry.

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

         The Company provides jet milling for products requiring very fine particle size, such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 50 microns. For materials with special thermal characteristics (such as heat sensitive materials), the Company also provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures. Company-designed processing systems are typically used to provide jet milling and cryogenic grinding services.

         In addition, the Company offers its customers related polymer processing services. These services include dry blending and mixing of plastics and other additives, other various processing services, packaging, warehousing and distribution services that are integrated with the Company's size reduction services. From time to time, the Company also sells Company-manufactured grinding and other equipment in the United States and internationally.

         The Company has six operating facilities in the United States, seven in Europe (located in the Netherlands, the UK, Italy, France and Sweden), and three in Southeast Asia that provide size reduction services. Two Southeast Asian facilities, which are located in New Zealand and Australia, were acquired through the purchase of J.R. Courtenay (N.Z.) Ltd. Another facility in Malaysia was acquired through the purchase of the operating assets of Sanko Manufacturer
(M) Sdn. Bhd. (see "Acquisitions").

         Concentrate Manufacturing. The Company has three concentrate manufacturing operations. Bayshore Industrial, Inc., the Company's primary concentrate manufacturing operation, is located in LaPorte, Texas. Two other operations were acquired by the Company - Impact Colours (formally the concentrate manufacturing operations of Rotec Chemicals, Ltd.), located in Rushden, England, manufactures proprietary color concentrates, and Soreco S.A. located in Oyonnax, France, which provides high quality color matching and color compounding services for engineering plastics. The Company's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with petrochemical resins to produce materials having specifically desired characteristics, such as anti- blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers primarily consist of companies that produce the additive-filled resins used by others in fabricating finished products, as well as those companies that make the finished plastic products. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

         Other Compounding Services. Other compounding services consist of compounding services provided by the Company, excluding the manufacturing of concentrates which is a specialized form of compounding. The process of compounding generally consists of melt blending and mixing of plastics and other additives, by way of extrusion to form pellets. Within a majority of the Company's size reduction facilities, compounding services are also offered to customers. Often times, the Company performs both size reduction and compounding for a given lot of material. The Company's concentrate manufacturing facilities often perform other compounding services which also typically involve combining the manufacturing concentrates into other resins to produce materials having specifically desired characteristics.

         Distribution. In Europe and Southeast Asia, the Company is a leading distributor of powders used in such applications as rotational molding, carpet-backing, and powder coating. The Company also sells these powders in Africa, South America, the Middle East, and Southeast Asia. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce the powders. Often, the Company utilizes both size reduction and compounding technology to produce colored powders that satisfy specific customer requirements. The Company also supplies natural and dry-blended colored powders in many of its operating locations. The Company has various supply agreements with resin producers which provide for volume and/or limited pricing guarantees. These agreements are for varying terms, generally are non- exclusive, and are subject to termination upon short term notice by either party to the contract. As resin prices and, hence, the Company's raw material costs, change within the various markets served by the Company, sales prices charged to customers also change.

         Petrochemical Processing Customers and Pricing. The primary customers of the Company's petrochemical processing business segment are large producers of petrochemicals (which include major chemical companies and petrochemical production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company's domestic size reduction business, polymer distributors. In size reduction services, the Company has many customers, and no customer or particular type of customer is dominant. Worldwide sales to one petrochemical processing customer (Dow Chemical Company and its subsidiaries) accounted for 14%, 13% and 10% for fiscal years 2000, 1999 and 1998, respectively. The Company has long-term contract arrangements with many petrochemical processing customers whereby it has agreed to process or manufacture certain petrochemical products for a single or multi-year term at an agreed-upon fee structure.

         The Company provides value-added petrochemical processing services to customers. Within the concentrate manufacturing business and in the European and Southeast Asian size reduction businesses, the Company generally purchases and takes into inventory the raw materials necessary to manufacture products distributed to customers. The Company seeks to minimize the risk of price fluctuation in raw materials and other supplies by maintaining relatively short order cycles; however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "Raw Materials and Backlog"). This contrasts with the Company's domestic size reduction service sales, which are usually carried out on a tolling basis and do not require the purchase of inventory.

         Petrochemical Processing Sales and Marketing. The Company has established a sales force of six full-time people dedicated to selling its size reduction services and concentrate products in the United States. In addition, the Company's European petrochemical processing operations have an established sales force in Europe consisting of eighteen full-time individuals located in The Netherlands, the United Kingdom, Italy, France, Belgium, Germany and Scandinavia. The New Zealand and Australian operations have a combined sales force of eight people.

         Competition. The specialty petrochemical processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction competitors are generally small and mid-sized companies which, overall, have fewer locations and a more regional emphasis. Several companies also maintain significant size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

         The ambient size reduction business lacks substantial barriers to entry, but cryogenic grinding and jet milling require a more significant investment and greater technical expertise. The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise. In general, many of the Company's customers could perform the special petrochemical processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company. While there can be no assurance, the Company believes that it will be able to continue to compete effectively in the industry, based on the factors described above.

OILFIELD SERVICES

         The Company's Oilfield Services segment includes exploration services, production services, and corrosion control services for new and used tubular goods and sucker rods. These services include a variety of processes designed to reduce the customer's cost of drilling and production. The Company also sells equipment and supplies used in the inspection, reconditioning and coating of tubular goods and sucker rods.

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

         Exploration Services. The Company provides inspection services designed to identify new tubular goods that are defective or which do not meet American Petroleum Institute ("API") standards or other specifications set by the customer. The API standards require pipe to be inspected to meet specified standards and are generally employed as a benchmark in the petroleum industry. Customers, however, generally require pipe to meet more rigorous standards. These inspection services are used by the mills that manufacture pipe, pipe suppliers and end users, such as oil and gas exploration and production companies, as a quality assurance and control measure to reduce the costs associated with defective tubular goods and to reduce the risk of downhole failure, especially when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore waters. The Company operates its own inspection facilities for new tubular goods that provide (in contrast to field inspection) a controlled environment that permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment and avoids problems associated with inclement weather. The Company also performs, under long-term contracts, inspection services on site at the manufacturing plants of several major producers and processors of tubular goods, thereby reducing transportation and handling costs to the customer; and provides mobile inspection services in the field. The Company also manufactures inspection and quality control equipment which is sold or leased from time to time to domestic and foreign customers.

         The Company provides its customers a "Full-Service One-Stop Program" by offering a complete range of tubular services, including electro-magnetic inspection ("EMI"), ultrasonic inspection ("UT"), tubular maintenance and storage, inventory management, and associated services such as hydrostatic testing and threading (API specification and premium threading services are offered within the Company's Houston facility by third parties). EMI is a process which identifies flaws through magnetic flux leakage and is generally used on pipe of less than 500 mil. in thickness. The Company designed and uses an EMI system, the AGS System II, that the Company believes is capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. The Company also designed and uses a UT system, the ICO Scan system, that uses high frequency sound waves to identify flaws that are virtually undetectable by other means. This system employs high frequency sound waves and is used to inspect pipe that is thicker than pipe which EMI can effectively inspect or that contains alloys of metals other than steel, such as titanium. During fiscal 1999, the Company received and installed a field-tested, high-speed, full length ultrasonic inspection unit in the Company's Houston, Texas pipe inspection facility, thereby expanding the Company's ultrasonic inspection capacity.

         Production Services. The Company reconditions and inspects used tubular goods and new and used sucker rods through the provision of a complete package of inspection and maintenance services. These services include the testing, cleaning, reconditioning and electronic inspection of tubular goods. These services are performed in a controlled environment at the Company's facilities, which provides many of the advantages previously described for in-plant inspection of new tubular goods, as well as at the well site using mobile equipment. Production services reduce the customer's well operating costs because reconditioning used tubular goods is typically less expensive than purchasing new tubular goods. Reconditioned tubular goods generally must meet the same API or customer standards as new tubular goods. The Company performs these services at ten Company facilities located in California, Mississippi, New Mexico, North Dakota, Oklahoma, Texas (two locations), Wyoming and Canada (two locations).

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

         The Company provides a service that allows customers to acquire reconditioned tubular goods or sucker rods at a lower cost than new tubular goods or sucker rods, decrease their inventory carrying cost, and enhance their inventory management. With this program, the Company purchases used tubular goods and sucker rods from certain customers, reconditions and grades the pipe and sucker rods for varying degrees of usage and resells the pipe and sucker rods in the marketplace.

         The Company operates mobile inspection units utilizing a system known as Wellhead Scanalog(TM). The Company acquired the rights to Wellhead Scanalog for use in the United States pursuant to a non-exclusive, royalty-free license acquired in 1992. Wellhead Scanalog units are designed to perform tubular inspection while the tubing is being removed from the well without interfering with the normal operation of the rig. The Company believes Wellhead Scanalog inspection is unique because it is not affected by scale, mud, paraffin or water, which can inhibit the operation of other systems.

         Corrosion Control Services. The Company's corrosion control services are designed to reduce well operating costs by extending the useful life of downhole tubular goods and sucker rods and by improving the well's hydraulic efficiency and pipe integrity. Corrosive conditions exist inside most wells. Such conditions are particularly extreme in high temperature gas wells and in oil producing regions where secondary and tertiary recovery techniques are utilized. Secondary and tertiary recovery techniques are methods by which natural forces in an oil reservoir are supplemented by means such as water flooding to increase ultimate oil recovery. The Company offers a variety of corrosion control services to its customers, using several of the Company's proprietary and, in many cases, patented processes.

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

         The Company also provides internal cement lining for pipe ranging in size from small diameter tubing to 24-foot line pipe. Cement provides an increased barrier between corrosive fluids and the tubular product which allows the customer to use a larger portion of its used pipe with a welded connection when weight and torsion strength are not a primary issue. For critical line pipe, the Company also applies an external fusion bonded tape which forms a tough protective corrosion barrier.

         Oilfield Services Customers. The Company's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and oilfield supply companies. No single customer of the oilfield services business segment accounted for over 10% of the Company's consolidated revenues in fiscal 1998, 1999 or 2000. Sales are generally on an order- by-order basis or under short-term contracts (i.e., one year or less). The Company does enter into contracts in connection with the placement of Company-owned equipment in tubular goods manufacturing or processing facilities. These contracts are generally for three or more years and in some instances provide for fixed prices, volume discounts and indemnification of customers for certain liabilities.

         Oilfield Services Sales and Marketing. The Company's oilfield services are marketed by 27 individuals who are responsible for in-depth customer contact and service knowledge. Oilfield service sales representatives are required to be technically knowledgeable in reclamation, inspection and corrosion control services, and to stay abreast of regional and industry-wide trends in oil and gas exploration, completion and production.

         Competition. The principal competitive factors in the Company's oilfield services business are price, availability and quality of service. Although the consolidation in the tubular inspection, reconditioning and coating industry has resulted in the elimination of many of the Company's competitors, the Company's ability to compete effectively is dependent upon timely, reliable performance and quality of its services and personnel at competitive rates. The Company believes that it has been able to compete effectively because of its efficient and cost-effective processes, the strong relationships that it maintains with its customers, and its ability to add value through integration of services such as tubular inspection, coating, maintenance, transportation, storage and inventory control.

         The Company believes few competitors within the United States provide as wide a variety of tubular services as those offered by the Company. The Company and Tuboscope, Inc., a subsidiary of Varco International, Inc., compete with each other and a number of smaller companies in most domestic markets. Varco International, Inc. has greater financial resources than the Company. Unlike the Company's corrosion control business, capital and other requirements for entry into the used tubular inspection business are relatively low and new competition may enter the market from time to time. Potential entrants may have substantially greater financial or other resources than the Company. While there can be no assurance, the Company believes it will be able to compete effectively in the industry, based on the factors described above.

ACQUISITIONS

         From the beginning of fiscal 1994 to present, the Company completed and integrated eleven acquisitions in the oilfield services segment which increased its market share and expanded its service capabilities. In April 1996 the Company entered the petrochemical processing industry through the acquisition of Wedco Technology, Inc. ("Wedco") to take advantage of opportunities in that market. Since the Wedco acquisition, the Company has completed ten additional acquisitions in the petrochemical processing industry. The acquisitions the Company has completed during the last three fiscal years are discussed below and were accounted for using the purchase method of accounting and, as such, the results of operations of the acquired entities are included in the Company's consolidated results of operations only from the date of each acquisition forward.

         During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) ("Sanko") for $675, subject to adjustment. Sanko's business is now conducted through Courtnay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders and size reduction and compounding services to the rotational molding, metal coating, textile, and injection molding industries in Malaysia.

         During February 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653 in cash and the assumption of approximately $3,744 of debt. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than 50 years and its customers include many of Western Canada's large energy companies and drilling contractors.

         During June 1998, the Company acquired Soreco S.A. ("Soreco") and its wholly owned subsidiary for approximately $1,600 in cash and the assumption of approximately $236 in debt. Soreco, which is strategically located in the French "Plastics Valley", provides high-quality color matching and color compounding services for engineering plastics. Soreco's customer base includes manufacturers of consumer products such as appliances, electronics, cosmetics and other products that require colors with high consistency. Soreco uses sophisticated single pigment coloration techniques to provide rapid turnaround for color matching and compounding services and has an extensive library of proprietary color formulations.

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

         During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc. ("Curley's"). The consideration consisted of $2,000 in cash and is subject to adjustment based upon future operating revenues payable through December 31, 2002. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

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

         The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. The Company believes that its current procedures and practices in its operations, including those for handling hazardous materials, are substantially in compliance with all material environmental laws and regulations and its material operating permits. There can be no assurance, however, that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. While the Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future laws or regulations will be administered or interpreted, it believes the impact of any such laws or regulations is not likely to be more burdensome to the Company than to other similarly situated companies involved in oilfield services or petrochemical processing. Compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company. Also, see discussion concerning environmental issues included in "Item 3. Legal Proceedings."

INSURANCE AND RISK

         Except for warranties implied by law, the Company does not generally warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of inspection equipment, a reseller of tubular goods and a manufacturer of specialty petrochemical products, may result in liability on account of defective products. The Company believes these risks of its business are adequately covered by its insurance program. However, such coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. In addition, the occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

RAW MATERIALS

         The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing, distribution and a portion of its specialty petrochemical distribution business. These materials are subject to fluctuating availability and prices. The Company believes that these and other materials used in its operations are available from numerous sources and are available to meet its needs.

PATENTS AND LICENSES

         The Company holds ten United States patents, three United Kingdom patents, two Australia/New Zealand patents, and has nine patent applications pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from January 2008 to October 2017. The Company's petrochemical processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company's patents will not be found to be invalid or that others will not claim that the Company's operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings. The Company does not believe any single patent is essential to the overall successful operation of the Company's business.

         In connection with the acquisition of Baker Hughes Tubular Services during fiscal 1992, the Company acquired royalty-free non-exclusive licenses to use Wellhead Scanalog(TM), PipeImage(TM) and other proprietary technology in the United States. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

EMPLOYEES

         As of November 30, 2000, the Company had approximately 1,670 full-time employees and approximately 529 independent full-time contract employees. The Company's employees working in Italy, France, Holland, Sweden, New Zealand, and Australia are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

         The location and approximate acreage of the Company's operating facilities at December 18, 2000, together with an indication of the services performed at such facilities are set forth below.

                                                                                                            OWNERSHIP
                                                                                                             OR LEASE
                LOCATION                                       SERVICES                         ACRES       EXPIRATION
                --------                                       --------                         -----       ----------
Houston, Texas........................... Corporate headquarters                                 N/A           2001

PETROCHEMICAL PROCESSING SERVICES
Fontana, California...................... Size reduction                                          7           Owned
Ottawa, Illinois......................... Supplier and processor of filler, extender and
                                          chemical processing minerals                            3            2008
East Chicago, Indiana.................... Size reduction                                          4           Owned
Bloomsbury, New Jersey................... Size reduction                                          15          Owned
Grand Junction, Tennessee................ Size reduction                                          5           Owned
China, Texas............................. Size reduction                                          13          Owned
LaPorte, Texas........................... Concentrate manufacturing and compounding
                                          facility                                                39          Owned
Lovelady, Texas.......................... Size reduction                                          1            2002
Lovelady, Texas.......................... Size reduction                                          24          Owned
Melbourne, Australia..................... Size reduction, compounding and distributing            1            2004
Gainsborough, England.................... Size reduction                                          8           Owned
Rushden, England......................... Concentrate and compounding facility                    1            2008
Beaucaire, France........................ Size reduction                                          5           Owned
Montereau, France........................ Size reduction                                          4           Owned
Oyonnax, France.......................... Compounding                                             1           Owned
Verolanuova, Italy....................... Size reduction, compounding and distributing            5           Owned
Verdellino, Italy........................ Size reduction, compounding and distributing            1            2007
Batu Pahat, Malaysia..................... Size reduction, compounding                             1            2001
's-Gravendeel, The Netherlands........... Size reduction                                          5           Owned
Auckland, New Zealand.................... Size reduction, compounding and distributing            1            2004
Stenungsund, Sweden...................... Size reduction                                          1            2007

OILFIELD SERVICES
Bakersfield, California.................. Sucker rod reconditioning and inspecting                29          Owned
Amelia, Louisiana........................ Internal coating and inspection of new and used
                                          tubular goods                                           61           2001
Amelia, Louisiana........................ Internal coating and inspection of new and used
                                          tubular goods                                           23           2003
Broussard, Louisiana..................... Drill pipe inspection                                   17          Owned
Brookhaven, Mississippi.................. Inspection of tubular goods                             12           2001
Farmington, New Mexico................... Inspection of new and used tubular goods                14           2002
Farmington, New Mexico................... Storage and inspection of new and used tubular
                                          goods                                                   10           2004
Williston, North Dakota.................. Used tubular goods services                             2            2002
Oklahoma City, Oklahoma.................. Sucker rod reconditioning and inspecting                8           Owned
Oklahoma City, Oklahoma.................. Inspection of new and used tubular goods                17          Owned
Corpus Christi, Texas.................... Inspection of new and used tubular goods                10          Owned
Denver City, Texas....................... Sucker rod reconditioning and inspecting                10          Owned
Houston, Texas........................... Inspection of new tubular goods                        192          Owned
Houston, Texas........................... Internal coating of tubular goods                       49          Owned
Houston, Texas........................... Internal research and development                       5            2002
Lone Star, Texas......................... Inspection of new tubular goods                         80          Owned
Lone Star, Texas......................... Inspection of new tubular goods                        N/A        Mo.-to-mo.
Monahans, Texas.......................... Inspection of new and used tubular goods                17           2002

                                                                                                            OWNERSHIP
                                                                                                             OR LEASE
                LOCATION                                       SERVICES                         ACRES       EXPIRATION
                --------                                       --------                         -----       ----------
Odessa, Texas............................ Sucker rod reconditioning and inspecting                13           (1)
Odessa, Texas............................ Sucker rod storage                                      7           Owned
Odessa, Texas............................ Spraymetal and epoxy coating of sucker rods             3           Owned
Odessa, Texas............................ Used tubular goods services                             13          Owned
Odessa, Texas............................ Internal coating of tubular goods                       10          Owned
Odessa, Texas............................ Trucking yard                                           14          Owned
Odessa, Texas............................ Used tubular goods services                             22          Owned
Odessa, Texas............................ Storage facility                                        22          Owned
Odessa, Texas............................ Cement lining/external coating                          20           (2)
Odessa, Texas............................ Equipment manufacturing and repair                      9           Owned
Casper, Wyoming.......................... Sucker rod reconditioning and inspecting;
                                          inspection of new and used tubular goods                40           (3)
Edmonton, Alberta, Canada................ Inspection of new and used sucker rods;
                                          sales and service of new and used oilwell engines       10           2005
Nisku, Alberta, Canada................... Oilfield tubular goods - trucking, coating,
                                          inspecting and inventory management                    155          Owned

----------

(1) Three acres are leased on a month-to-month basis; the remaining ten acres are owned by the Company.

(2) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.

(3) Seventeen acres are owned; twenty-one acres are leased through 2003; remaining two acres are leased on a month-to- month basis.


         The Company considers its facilities and equipment to be well maintained and adequate for the Company's present operations. The Company also leases various sales and administrative offices with various lease expiration dates through 2002. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities in the oilfield services business below full capacity. Most oilfield facilities are operating no more than 12 hours per day, while most of the petrochemical facilities are operating 24 hours per day, 5 days per week.


ITEM 3. LEGAL PROCEEDINGS

         The Company is a named defendant in four cases involving four plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The cases were initiated on May 13, 1991 (by Odilon Martinez, et al., in Texas state court in Ector County); November 21, 1991 (by Roberto Bustillos, et al., in Texas state court in Ector County); August 25, 1992 (by James Glidwell, et al., in Texas state court in Ector County); and January 4, 2000 (by Pilar Oliver, et al., in Texas state court in Harris County). For the most part, the Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. One suit against the Company, which was settled and came to an end in the fourth quarter of fiscal 2000, involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law, although even if such circumvention had occurred, the Company believed that this litigation, referred to as the Roark litigation, would not have had a material adverse effect on the financial condition or results of operations of the Company. As described in more detail below, the Roark litigation named the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and fell within the provisions of an agreement between the Company and Baker Hughes that limited the Company's obligations in the litigation. During the fourth quarter of fiscal 2000, the Company, Baker Hughes and the plaintiff in the Roark litigation entered into a settlement that brought an end to the Roark litigation. The terms of the settlement did not have a material adverse effect on the Company's financial condition or results of operations.

         The Company currently has one pending silicosis-related suit in which wrongful death is alleged. This case was filed on April 4, 2000 by Delma Orozco, individually and as representative of the estate of Lazaro Orozco, et al., in Texas state court in Ector County. In fiscal 1993, the Company settled two other silicosis-related suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. During the third quarter of fiscal 2000, the Company was non-suited in two additional intentional tort cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining silicosis-related suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect, in some instances, general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is limited to $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,500 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. This agreement governed the Company's liability with respect to the Roark litigation, which involved occupational health claims arising out of Roark's employment at BHTS.

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of ICO's claims, ordered that ICO have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500, the Court of Appeals remanded the cause to the trial court for further proceedings. On April 7, 2000, ICO filed with the Court of Appeals its motion for rehearing and rehearing en banc. That motion was overruled on August 31, 2000. ICO filed its petition for review with the Texas Supreme Court on November 15, 2000. That petition is still pending. The Texas Supreme Court may ask for further briefing and that Court has discretion in deciding whether to grant ICO's petition and review the case. All expenses associated with this litigation have been reflected as expenses in the Company's financial statements, and there is no asset on the Company's balance sheet relating to the judgment in the Company's favor.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arises out of a transaction between OCTL and Baker Hughes Tubular Services, Inc.
(BHTS) whereby BHTS sold a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement (FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India.

         OCTL paid $2,400 for the FCA and $2,800 for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce, OCTL claims, among other items, it did not receive technical assistance, spare parts, and certain raw materials that were necessary for its oil field tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to ICO's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November, 2000. While the total amount of OCTL's claims remain unclear, it has alleged approximately $8,700 in losses due to past contractual breaches, plus approximately $7,900 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches, and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously. Regardless of the liability of facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. The Company, Baker Hughes, and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay any award the ICC arbitral panel may enter.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 403 shareholders of record of the Company's common stock at December 10, 2000.

          During fiscal year 1998, the Company declared and paid common dividends of $.055 per share, per quarter for a total of $.22 per share during the year. During the first quarter of fiscal year 1999, the Company declared a $.055 per common share dividend. Since that time, the Company has not declared or paid common stock dividends. The Company currently has no plans to reinstate the common stock dividend.

         The Company's agreement relating to the Senior Notes due 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors (see "Item 7. Management's discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 7 to the Company's Consolidated Financial Statements).

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
                           Fourth Quarter                     2 3/8                     1 3/16

                  2000     First Quarter                      2 3/16                    1 1/16
                           Second Quarter                     2 1/4                     1 1/4
                           Third Quarter                      1 7/8                     1 3/16
                           Fourth Quarter                     2 5/32                    1 5/16

ITEM 6. SELECTED FINANCIAL DATA (1)

         The following table sets forth selected financial data of the Company that has been derived from consolidated financial statements that have been audited. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                            2000            1999            1998
                                                                        ------------    ------------    ------------
                                                                              (In thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Revenues ............................................................   $    325,307    $    262,373    $    281,343
Cost of sales and services ..........................................        249,894         201,644         211,856
                                                                        ------------    ------------    ------------
Gross profit ........................................................         75,413          60,729          69,487
Selling, general and administrative expenses ........................         40,404          42,158          45,022
Depreciation and amortization .......................................         16,332          17,074          15,389
Impairment of long-lived assets .....................................           --             9,291            --
Write-off of fixed assets ...........................................           --             3,420            --
Severance expenses ..................................................            426           2,499            --
Non-recurring compensation arrangements .............................           --              --              --
Write-off of start-up costs .........................................           --               867            --
                                                                        ------------    ------------    ------------
Operating income (loss) .............................................         18,251         (14,580)          9,076
Interest income .....................................................          2,306           1,921           3,771
Interest expense ....................................................        (14,423)        (13,831)        (13,819)
Gain on sale of equity investment ...................................           --              --            11,773
Other income (expense) ..............................................           --               (51)            (20)
                                                                        ------------    ------------    ------------
Income (loss) before income taxes and extraordinary item ............          6,134         (26,541)         10,781
Income taxes (benefit) ..............................................          3,633          (6,439)          4,775
                                                                        ------------    ------------    ------------
Income (loss) before extraordinary item .............................          2,501         (20,102)          6,006
Extraordinary gain ..................................................           --               399            --
                                                                        ------------    ------------    ------------
Net income (loss) ...................................................          2,501         (19,703)          6,006
Preferred dividends .................................................         (2,176)         (2,176)         (2,176)
                                                                        ------------    ------------    ------------
Net income (loss) available for Common Shareholders .................   $        325    $    (21,879)   $      3,830
                                                                        ============    ============    ============
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary item ...........   $        .01    $      (1.01)   $        .18
Basic earnings (loss) per share .....................................   $        .01    $       (.99)   $        .18
Diluted earnings (loss) per share before extraordinary item .........   $        .01    $      (1.01)   $        .17
Diluted earnings (loss) per share ...................................   $        .01    $       (.99)   $        .17
Cash dividends per share declared on Common Stock ...................           --      $        .06    $        .22
Weighted average shares outstanding (basic) .........................     22,407,248      22,113,000      21,877,000
Weighted average shares outstanding (diluted) .......................     22,465,481      22,133,000      22,004,000

OTHER FINANCIAL DATA:
EBITDA (2) ..........................................................   $     35,009    $     18,571    $     24,465
Ratio of EBITDA to interest expense (3) .............................           2.4x            1.3x            1.8x
Ratio of EBITDA to interest expense net of interest income (3)(5) ...           2.9x            1.6x            2.4x
Capital expenditures (4) ............................................   $     10,801    $     15,333    $     26,143
Common stock dividends ..............................................           --      $      1,216    $      4,823

                                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                            1997            1996
                                                                        ------------    ------------
                                                                      (In thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Revenues ............................................................   $    198,042    $    108,350
Cost of sales and services ..........................................        141,302          75,572
                                                                        ------------    ------------
Gross profit ........................................................         56,740          32,778
Selling, general and administrative expenses ........................         31,981          21,108
Depreciation and amortization .......................................         11,349           7,230
Impairment of long-lived assets .....................................           --             5,025
Write-off of fixed assets ...........................................           --              --
Severance expenses ..................................................           --              --
Non-recurring compensation arrangements .............................           --             1,812
Write-off of start-up costs .........................................           --              --
                                                                        ------------    ------------
Operating income (loss) .............................................         13,410          (2,397)
Interest income .....................................................          2,001           1,277
Interest expense ....................................................         (5,765)           (669)
Gain on sale of equity investment ...................................           --              --
Other income (expense) ..............................................            602              97
                                                                        ------------    ------------
Income (loss) before income taxes and extraordinary item ............         10,248          (1,692)
Income taxes (benefit) ..............................................          4,150            (632)
                                                                        ------------    ------------
Income (loss) before extraordinary item .............................          6,098          (1,060)
Extraordinary gain ..................................................           --              --
                                                                        ------------    ------------
Net income (loss) ...................................................          6,098          (1,060)
Preferred dividends .................................................         (2,176)         (2,178)
                                                                        ------------    ------------
Net income (loss) available for Common Shareholders .................   $      3,922    $     (3,238)
                                                                        ============    ============
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary item ...........   $        .19    $       (.24)
Basic earnings (loss) per share .....................................   $        .19    $       (.24)
Diluted earnings (loss) per share before extraordinary item .........   $        .19    $       (.24)
Diluted earnings (loss) per share ...................................   $        .19    $       (.24)
Cash dividends per share declared on Common Stock ...................   $        .22    $        .20
Weighted average shares outstanding (basic) .........................     20,918,000      13,328,000
Weighted average shares outstanding (diluted) .......................     21,144,000      13,493,000

OTHER FINANCIAL DATA:
EBITDA (2) ..........................................................   $     24,759    $     12,538
Ratio of EBITDA to interest expense (3) .............................           4.3x           18.7x
Ratio of EBITDA to interest expense net of interest income (3)(5) ...           6.6x            --
Capital expenditures (4) ............................................   $     15,747    $      8,712
Common stock dividends ..............................................   $      4,559    $      2,830

                                                                                        AS OF SEPTEMBER 30,
                                                                          ----------------------------------------------
                                                                              2000             1999             1998
                                                                          ------------     ------------     ------------
                                                                                          (In thousands)
BALANCE SHEET DATA:
Cash and equivalents ................................................     $     38,955     $     37,439     $     51,135
Working capital .....................................................           77,718           70,202           89,220
Property, plant & equipment, net ....................................          104,749          114,586          117,299
Total assets ........................................................          299,177          305,194          328,677
Long-term debt, net of current portion ..............................          140,236          139,652          132,631
Shareholders' equity ................................................           95,272          102,950          128,316

                                                                               AS OF SEPTEMBER 30,
                                                                          -----------------------------
                                                                              1997             1996
                                                                          ------------     ------------
                                                                                  (In thousands)
BALANCE SHEET DATA:
Cash and equivalents ................................................     $     83,892     $     13,414
Working capital .....................................................          110,289           29,882
Property, plant & equipment, net ....................................           97,779           72,585
Total assets ........................................................          321,753          162,172
Long-term debt, net of current portion ..............................          133,034           15,422
Shareholders' equity ................................................          127,138          120,594

----------

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

(3) Ratios of EBITDA to interest expense and interest expense net of interest income represent ratios which provide investors with information as to the Company's current ability to meet its interest costs. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to debt service ratios as used by other companies.

(4) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.

(5) The ratio has not been presented for 1996 as the Company realized net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company has two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) grinding petrochemicals into powders (size reduction) using a variety of methods, including ambient grinding, cryogenic grinding and jet milling, providing ancillary services and selling grinding and other equipment manufactured by the Company, (2) compounding sales and services, which include the manufacture and sale of concentrates, and (3) distributing plastic powders. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield services revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods), and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

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

         The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends were attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and a decline in demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened. Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the fourth quarter of fiscal 2000, the price of oil rose to an average of $31.61 per barrel and natural gas prices rose to an average of $4.42 per mcf. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, with the U.S. rig count rising to an average of 980 during the fourth quarter of fiscal 2000. Furthermore, the Company believes that many oil and gas companies will increase their capital spending levels in calendar year 2001 compared to the year 2000. While the predicted increase in spending is not assured, if correct, the demand for the Company's oilfield services should continue to improve. The Company is also optimistic that, if oil and gas prices remain at or near their present levels, market conditions will remain very favorable for the Company's oilfield services.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                        2000           1999
                                                     ----------     ----------
                  Cash and cash equivalents          $   38,955     $   37,439
                  Working capital                        77,718         70,202
                  Current ratio                             2.4            2.3
                  Debt-to-capitalization               .61 to 1       .59 to 1


Year Ended September 30, 2000 compared to Year Ended September 30, 1999

         Fiscal 2000 cash provided by operating activities decreased to $8,889 from $10,185 for fiscal 1999. The decrease occurred despite higher net income due to the various changes in working capital accounts (particularly changes of accounts receivable, inventory, accounts payable, and accrued liabilities) and net deferred income taxes. Many of the working capital changes were driven by the revenue growth of the Petrochemical Processing and Oilfield Service business segments.

         Capital expenditures, excluding expenditures for business acquisitions, totaled $10,801 during fiscal 2000, of which $2,341 related to the oilfield services business, $8,132 related to the petrochemical processing business and $328 related to general corporate expenditures. These expenditures were made primarily to expand the Company's operating capacity. Business acquisition expenditures, net of cash acquired, totaled $506 in fiscal 2000 down from $7,684 in fiscal 1999. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund fiscal 2001 capital expenditure requirements.

         Cash flows provided by financing activities increased to $3,893 during fiscal 2000 compared to uses of $1,126 during fiscal 1999. The increase was the result of lower debt repayments, increased borrowings, lower preferred dividend payments (although $2,176 of preferred dividends were declared in both fiscal 2000 and 1999), and lower common stock dividend payments (no common stock dividends were paid during fiscal 2000 compared to $1,216 in fiscal 1999).

         As of September 30, 2000, the Company had approximately $7,971 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided by the foreign credit facilities will be an adequate source of liquidity for fiscal 2001.

         The terms of the Company's Senior Notes limit the amount of liens and additional indebtedness incurred by the Company. The terms of the Senior Notes indenture also restrict the Company's ability to pay dividends on preferred and common stock; however, the terms of the Senior Notes do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.

         The indenture pursuant to which the Company's Senior Notes were issued contains a number of covenants including: a prohibition on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred; a prohibition on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain prohibitions on creating liens on the Company's assets unless the Senior Notes are equally and ratably secured; prohibitions on transactions with affiliates; a prohibition against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company, restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture, (ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company, (iv) or a majority of the members of the Board of Directors no longer being "continuing directors" ["continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election]); a prohibition of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of the Company's assets.

RESULTS OF OPERATIONS

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------------------
                                                                           % OF                    % OF                    % OF
                                                               2000       TOTAL        1999       TOTAL        1998       TOTAL
                                                             --------    --------    --------    --------    --------    --------
NET REVENUES
Distribution of material ................................    $ 90,081          41    $ 81,964          43    $ 76,360          43
Size reduction services and other sales and services ....      47,711          22      48,093          26      52,515          30
Compounding sales and services ..........................      82,144          37      57,420          31      48,357          27
                                                             --------    --------    --------    --------    --------    --------
Total petrochemical processing revenue ..................     219,936         100     187,477         100     177,232         100
                                                             --------                --------                --------
Exploration sales and services ..........................      36,163          34      25,203          34      39,781          38
Production sales and services ...........................      36,461          35      28,766          38      35,810          35
Corrosion control services ..............................      22,760          22      17,219          23      24,985          24
Other sales and services ................................       9,987           9       3,708           5       3,535           3
                                                             --------    --------    --------    --------    --------    --------
Total oilfield sales and services revenues ..............     105,371         100      74,896         100     104,111         100
                                                             --------                --------                --------
     Total ..............................................    $325,307                $262,373                $281,343
                                                             ========                ========                ========

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------------------
                                                                           % OF                    % OF                    % OF
                                                               2000       TOTAL        1999       TOTAL        1998       TOTAL
                                                             --------    --------    --------    --------    --------    --------
OPERATING INCOME (LOSS)
Oilfield sales and services .............................    $ 13,450          49    $   (376)         16    $ 13,025          55
Petrochemical processing sales and services .............      13,850          51      (1,967)         84      10,526          45
                                                             --------    --------    --------    --------    --------    --------
Total operations ........................................      27,300         100      (2,343)        100      23,551         100
General corporate expenses ..............................      (9,049)                (12,237)                (14,475)
                                                             --------                --------                --------
     Total ..............................................    $ 18,251                $(14,580)               $  9,076
                                                             ========                ========                ========

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------------------------------
                                                                           % OF                    % OF                    % OF
                                                               2000       TOTAL        1999       TOTAL        1998       TOTAL
                                                             --------    --------    --------    --------    --------    --------
REVENUES BY GEOGRAPHICAL AREA
United States ...........................................    $189,140          58    $145,052          55    $167,523          60
Foreign .................................................     136,167          42     117,321          45     113,820          40
                                                             --------    --------    --------    --------    --------    --------
                                                             $325,307         100    $262,373         100    $281,343         100
                                                             ========    ========    ========    ========    ========    ========

----------

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues. Consolidated revenues increased $62,934 (24%) during fiscal 2000, compared to fiscal 1999. The increases were due to revenue improvements in both the Petrochemical Processing and Oilfield Service business segments.

         Petrochemical Processing revenues increased from $187,477 during fiscal 1999 to $219,936 for fiscal 2000. This increase of 17% was mostly the result of an increase in compounding revenues and, to a lesser extent, an increase in distribution revenues, offset in part by the effect of the strength of the U.S. Dollar compared to the Euro, the British Pound, the Australian Dollar, and the New Zealand Dollar.

         Distribution revenues rose $8,117 (10%) during fiscal 2000 compared to fiscal 1999. Distribution revenues rose due to higher average resin prices and an increase in volumes sold in the Company's European and Southeast Asian markets. Although revenues in Europe have increased during fiscal 2000, this increase has been largely offset by the depreciation of the Euro against the U.S. Dollar (approximately a 12% decline). Size reduction services and other sales and services revenues declined $382 (1%) to $47,711 during fiscal 2000, compared to fiscal 1999. This small decrease was the result of greater domestic size reduction revenues more than offset by lower European revenues, largely caused by the depreciation of the Euro and the British Pound versus the U.S. Dollar. Compounding revenues rose dramatically from

$57,420 during fiscal 1999 to $82,144 during fiscal 2000. This increase of $24,724 (43%) during fiscal 2000 was primarily the result of the fiscal 1999 capacity expansion at the Company's Bayshore Industrial concentrate manufacturing facility in LaPorte, Texas. In addition, demand for the Company's compounding products and services in Europe increased in fiscal 2000 compared to fiscal 1999.

         Oilfield Service revenues increased $30,475 (41%) to $105,371 during fiscal 2000 compared to fiscal 1999. Of this $30,475 increase, $7,300 is attributable to the February 1999 acquisition of MilCorp (increased production sales and services, corrosion control services and other sales and services). The remaining increase is due to a strong rebound within all the Company's oilfield service product lines due to increased volumes resulting from greater customer demand. The recovery is being driven by higher oil and gas prices which rose from an average of $16.31 per barrel and $2.09 per mcf during fiscal 1999 to $28.48 per barrel and $3.25 per mcf during fiscal 2000. As a result of these higher commodity prices, the North American rig count has risen from an average of 602 during fiscal 1999 compared to an average of 842 during fiscal 2000. If oil and gas prices remain at or near current levels, the Company anticipates that oilfield service activity will generally continue to remain strong and, hence, the demand for the Company's oilfield services will be strong. The duration of the favorable market environment, however, cannot be predicted with any certainty.

         Cost and Expenses. Consolidated gross margins (calculated as the difference between net revenues and total costs of sales and services divided by revenues), increased slightly from 23.1% during fiscal 1999 to 23.2% during fiscal 2000. The slight increase was caused by the effect of higher Oilfield Service gross margins partially offset by lower Petrochemical Processing margins.

         Petrochemical Processing gross margins were 20.3% during fiscal 2000 compared to 22.1% during fiscal 1999. This decline resulted primarily from a change in revenue mix. During fiscal 2000, compounding and distribution revenues in total, which generate lower gross margins than size reduction services, became a larger percentage of overall Petrochemical Processing revenues. This trend caused overall Petrochemical Processing gross margins to decline. Additionally, international petrochemical gross margins softened during fiscal 2000, due to higher production costs which adversely affected overall Petrochemical gross margins.

         Oilfield Service gross margins increased to 29.3% during fiscal 2000 compared to 23.3% during fiscal 1999. Higher volumes, due to strengthening market conditions, resulted in increased capacity utilization and, in turn, improved gross margins.

         Selling, general and administrative costs decreased $1,754 (4%) during fiscal 2000 compared to fiscal 1999. The decline was primarily due to lower litigation-related expenses and cost controls at the corporate level, partially offset by an increase in expenses resulting from the February 1999 acquisition of MilCorp in Canada. As a percentage of revenues sales, general and administrative expenses improved from 16.1% in fiscal 1999 to 12.4% in fiscal 2000. The improvement was the result of revenues increasing, while sales, general and administrative expenses declined.

         During the fourth quarter of fiscal 2000, the Company recognized severance expenses of $426 relating to terminated employees in Europe.

         Depreciation and amortization expenses decreased from $17,074 during fiscal 1999 to $16,332 during fiscal 2000. This decline was the result of the effects of the 1999 charges relating to fixed assets and goodwill, offset, in part, by the impact of capital expenditures and the acquisition of MilCorp.


FISCAL 1999 CHARGES

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

         The fiscal 1999 write-off of start-up costs of $867 primarily relates to the closure, during the second quarter of fiscal 1999, of an operation which had capitalized start-up costs. This operation had an immaterial impact on the Company's financial results prior to the write-off of capitalized start-up costs.

         Operating Income. Operating income (loss) increased from a loss of $(14,580) during fiscal 1999 to $18,251 for fiscal 2000. The increase was due to the changes in revenues and costs and expenses discussed above.

         Net Interest Expense. Net interest expense was $12,117 during fiscal 2000. For fiscal 1999, the Company had net interest expense of $11,910. This change was primarily due to higher average debt levels partially offset by increased rates of return on cash investments.

         Income Taxes. The Company's effective income tax rate increased to 59% during fiscal 2000 compared to 24% during fiscal 1999. This tax rate increase was the result of an increase in the amount of permanent differences (including the goodwill impairment charges recognized in fiscal 1999 and non-deductible goodwill amortization from acquisitions), relative to book pre-tax income or loss, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company has, for tax purposes, $21,649 in net operating loss carryforwards ("NOLs") which expire between 2001 and 2019, and $519 in investment, alternative minimum and other tax credit carryforwards which, if utilized, will result in a cash savings. Net operating loss carryforwards in the amount of $2,311 and $307 of the tax credits are expected to expire unused. A change in ownership under the Internal Revenue Code has occurred which limits the utilization of $5,019 of the Company's NOLs and credits to approximately $677 each year through their expiration.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2000 and 1999.


Net revenues                                                $ (11,875)
Earnings before interest, taxes,
    depreciation, and amortization                             (1,304)
Operating income                                                 (691)
Pre-tax income                                                   (499)
Net income                                                       (330)

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

         Oilfield Service revenues declined from $104,111 for fiscal 1998 to $74,896 for fiscal 1999. This result represents a decline of $29,215 (28%). The revenue decline was broad-based, across all Oilfield Service product lines and was the result of declining demand for the Company's oilfield products and services. Management responded to the lower fiscal 1999 revenues with significant cost reductions, particularly personnel reductions as described below. Declining demand was the result of depressed average oil prices and, to a lesser extent, gas prices during much of fiscal 1999, which has resulted in significantly lower average rig counts in both the United States and Canada during fiscal 1999, compared to fiscal 1998. The revenue decrease was partially offset by the effect of the MilCorp acquisition in February 1999. During the year ended September 30, 1999, the domestic drilling rig count averaged 602, a 33% decline from the average of approximately 905 during fiscal 1998. West Texas intermediate crude prices improved from an average price of $16.20 during fiscal 1998 to $16.31 during fiscal 1999. During most of fiscal 1999, oil prices rose; however, drilling activity in North America during fiscal 1999 was less than 1998 levels. In fact, the U.S. drilling rig count declined to only 488 rigs on April 30, 1999 and rose very slowly throughout fiscal 1999. The decline in exploration activity is detrimental to the Company's oilfield service business, not only from a revenue perspective, but also because this trend has the effect of lowering overall margins, since the Company's exploration services sales usually generate higher gross margins relative to other oilfield products and services. Fortunately, production activity improved in the second half of fiscal 1999, as evidenced by a 9% improvement of the Company's production services revenue in the fourth quarter of fiscal 1999, over the third quarter of fiscal 1999.

         Costs and Expenses. Consolidated gross margins (calculated as the difference between net revenues and total costs of sales and services divided by revenues), decreased from 24.7% during fiscal 1998 to 23.1% during fiscal 1999. Gross margins declined during the year due to a decrease in Oilfield Service gross margins, partially offset by an increase in Petrochemical gross margins.

         Petrochemical gross margins were 22.1% during fiscal 1999 compared to 21.5% during fiscal 1998. The improvement was primarily the result of an increase in domestic and European gross margins. Domestic gross margin gains resulted from cost cutting efforts, production efficiency improvements and an increase in domestic compounding volumes (due in large part to the mid-year fiscal 1998 capacity expansion). European improvements resulted from a favorable revenue mix, along with the benefits of rising resin prices during the last half of fiscal 1999.

         Oilfield Service gross margins declined to 23.3% for fiscal 1999 from 30.1% in fiscal 1998. The decline was driven by lower volumes (as costs were spread over less revenues), weaker pricing, due to very poor market conditions and a less favorable revenue mix. Additionally, during the second quarter, the Company wrote down $1,203 of oilfield service inventory to estimated market selling prices, thereby increasing cost of sales expenses. The Company reacted to poor market conditions by rationalizing the cost structure of the Oilfield Service business to reflect the lower activity levels. These cost reductions included a significant headcount reduction of the Oilfield Service workforce during the past year and a reduction of contract labor expenses. Additionally, during fiscal 1999, most oilfield service salaried and hourly employees accepted a 10% pay reduction. The Company's Chairman/CFO and CEO/President also voluntarily accepted a 10% pay cut. In August 1999, 50% of the pay reduction was reestablished and, in December 1999, the remaining portion was reinstated.

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

         During fiscal 1999, the Company recognized charges relating to the impairment of long-lived assets, the write-off of property, plant and equipment, severance expenses and write-off of capitalized start-up costs. The charges are described in more detail within the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" comparing the year ended September 30, 2000 to the year ended September 30, 1999.

         Operating Income. Operating income decreased from $9,076 during fiscal 1998 to a loss of $(14,580) during fiscal 1999. The decrease was due to the changes in revenues and costs and expenses discussed above.

         Gain on sale of Equity Investment. During the first quarter of fiscal 1998, the Company recognized a pre- tax gain of $11,773 on the sale of an equity investment. The Company received cash of $14,484 and recorded an after-tax gain of approximately $6,799 on the sale.

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

         Foreign Currency Translation. The fluctuations of the U.S. Dollar against the Dutch Guilder, Swedish Krona, British Pound, Italian Lira, Canadian Dollar, the French Franc, the Australian Dollar and the New Zealand Dollar did not materially impact the translation of revenues and income of the Company's international operations during fiscal 1999.

CONVERSION TO THE EURO CURRENCY

         The Company has a substantial portion of its operations within countries that adopted the Euro currency on January 1, 1999. The Company has begun invoicing and receiving payments denominated in Euros whenever possible. The cost of achieving this has not been material. The adoption of the Euro by the European Economic and Monetary Union is ultimately expected, from a competitive viewpoint, to benefit the Company to some extent as price transparency becomes a reality. At this time, the Company continues to believe that the impact of adopting the Euro with regard to currency exchange and taxation implications will not have a material impact on the results of operations or the financial condition of the Company.

FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, future capital expenditures, effects of compliance with laws, effects of the Euro adoption, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses and tax credits, demand for the Company's products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward- looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company's financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company's products and services and those described below and elsewhere in this document and those described in the Company's other filings with the SEC.

         The significant indebtedness incurred in June 1997 as a result of the placement of the Senior Notes due 2007 has several important implications for the Company, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to service the Company's indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the Company's flexibility to expand, make capital expenditures or acquisitions or for other purposes may be impaired (future acquisitions may require the Company to alter its capitalization significantly, which changes may significantly alter the leverage of the Company), (iv) the indenture relating to the Senior Notes contains, and future agreements relating to the Company's indebtedness may contain, certain restrictive covenants, including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets or to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (v) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company's control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company's long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

         The oil and gas industry in which the Company participates through its oilfield services business has experienced significant volatility. Demand for the Company's oilfield services depends principally upon the level of domestic oil and gas drilling and workover activity, which, in turn, depends upon factors such as the level of oil and gas prices, expectations about future oil and gas prices, the cost of exploring for and producing oil and gas, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Oil prices and, to a lesser extent, gas prices declined significantly during 1998, which resulted in decreases in oil and gas exploration and production activities. Oil and gas prices rebounded during 1999 and 2000, and this improvement resulted in an increase in demand for the Company's oilfield services. No assurance can be given that the current market conditions will continue and, therefore, whether or not the demand for the Company's oilfield services will decline in the future. Industry conditions will continue to be influenced by numerous factors over which the Company will have no control. A decline in oil or gas prices or domestic oilfield activity could have a material adverse effect on the Company's oilfield service business, results of operations and prospects. Furthermore, the oilfield services business is substantially seasonal, reflecting the pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal years having generally higher levels of activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

         The business cycles of the Company's petrochemical processing services segment are affected by changes in the level of economic activity in the various regions in which the Company operates and changes in the cost of the petrochemicals produced by the major chemical companies. These costs are outside of the Company's control and the business cycles are generally volatile and relatively unpredictable. In addition, such business cycles may reflect cycles in the petroleum industry and oil and gas price changes, which affect both of the Company's business segments and may make the Company, as a whole, vulnerable to the effect of changes in the petroleum industry.

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

         Over the past several years, the Company has made many acquisitions, and management expects that other businesses will be acquired in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. The Company may, to the extent allowed by agreements, incur indebtedness to finance future acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could have a material adverse effect on the Company's operating results.

         The Company entered the specialty petrochemical processing industry with its acquisition of Wedco in April 1996, and had no experience in the industry prior to the acquisition. Since the acquisition of Wedco, the Company has expanded its specialty petrochemical processing operations by making numerous business acquisitions. The success of the Company will depend, in part, on the Company's ability to continue the integration of acquired specialty chemical operations by, among other things, centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation among the businesses and the sharing of resources. In addition, the growth of the Company has and will continue to place significant demands on the Company's management, internal systems and networks. There can be no assurance that the Company will be able to effectively manage or implement its plans for these operations or that, if implemented, such plans will be successful. In addition, in fiscal year 1997, the Company began to expand the distribution aspects of its specialty petrochemical production services business through acquisitions of the existing businesses and the execution of supply agreements with certain resin suppliers. These distribution operations, as well as the Bayshore operation, require the Company to buy and manage inventories of supplies and products and, in turn, to maintain greater levels of working capital than it has historically and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

         A portion of the Company's current operations is conducted in international markets, particularly the Company's European and Southeast Asian specialty petrochemical processing services business. The Company expects to continue to seek to expand its international operations primarily through internal growth and, to a lesser extent, acquisitions. The Company's international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including, among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

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

         The Company is party to various arbitration and litigation proceedings. The results of such matters are uncertain. There can be no assurance that adverse results in such matters will not have a material adverse effect on the Company. See "Item 3. Legal Proceedings."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposures include debt obligations carrying variable interest rates, and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

         The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (usually the U.S. dollar).

         The following table summarizes the Company's market-sensitive financial instruments. These transactions are considered non-trading activities.


ON-BALANCE SHEET FINANCIAL INSTRUMENTS                                         SEPTEMBER 30, 2000
--------------------------------------                ----------------------------------------------------------------------
                                                      US$ EQUIVALENT            WEIGHTED AVERAGE
Variable interest rate debt:                           IN THOUSANDS          YEAR-END INTEREST RATE        EXPECTED MATURITY
                                                      --------------         ----------------------        -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                                            $   725                     5.81%               less than one year
British Pounds Sterling                                     1,769                     7.25%               less than one year
French Francs                                                  29                     5.69%               less than one year
Italian Lira                                                4,846                     5.09%               less than one year
New Zealand Dollar                                             74                     7.76%               less than one year

                                                                                SEPTEMBER 30, 1999
                                                      ----------------------------------------------------------------------
                                                                                WEIGHTED AVERAGE
Variable interest rate debt:                          US$ EQUIVALENT         YEAR-END INTEREST RATE        EXPECTED MATURITY
                                                      --------------         ----------------------        -----------------
CURRENCY DENOMINATION
---------------------
Dutch Guilders                                             $1,444                     4.00%               less than one year
British Pounds Sterling                                       650                     6.50%               less than one year
French Francs                                                  69                     3.74%               various  through 2001
Italian Lira                                                4,730                     3.55%               less than one year
Canadian Dollar                                             3,454                     7.48%               various through 2004

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES


Forward Exchange Agreements (000s) outstanding on September 30, 2000:

RECEIVE US$/PAY NZ$:
Contract Amount                                              US$1,219
Average Contractual Exchange Rate                            (US$/NZ$)  .4651
Expected Maturity Dates                                      October 2000 through January 2001

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amount                                              US$2,050
Average Contractual Exchange Rate                            (US$/A$)  .5858
Expected Maturity Dates                                      October 2000 through January 2001

RECEIVE US$/PAY DUTCH GUILDER
Contract Amount                                              US$91
Average Contractual Exchange Rate                            (US$/NLG)  .4099
Expected Maturity Date                                       November 2000

Forward Exchange Agreements (000s) outstanding on September 30, 1999:

RECEIVE US$/PAY NEW ZEALAND $:
Contract Amounts                                             US$ 879
Average Contractual Exchange Rate                            (US$/NZ$)  .5465
Expected Maturity Dates                                      October 1999 through January 2000

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amounts                                             US$ 1,282
Average Contractual Exchange Rate                            (US$/A$)  .6555
Expected Maturity Dates                                      October 1999 through January 2000

RECEIVE DEM/PAY GBP:
Contract Amounts                                             DEM 95
Average Contractual Exchange Rate                            (GBP/DEM)  .3307
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "2001 Proxy Statement") for its annual meeting of shareholders. The 2001 Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION.

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement.

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


EXHIBIT NO.                                  EXHIBIT
-----------                                  -------

   2.1         --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO,
                    Inc. (filed as Exhibit 2.4 to Form 10- Q dated August 13,
                    1998)

   3.1         --   Articles of Incorporation of the Company dated March 20,
                    1998 (filed as Exhibit 3.1 to Form 10- Q dated August 13,
                    1998)

   3.2         --   Statement of Resolution of $6.75 Convertible Exchangeable
                    Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

   3.3         --   Certificate of Designation of Junior Participating Preferred
                    Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as
                    Exhibit 3.3 to Form 10-K dated December 23, 1998)

   3.4         --   Amended and Restated By-Laws of the Company dated May 12,
                    1999 (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).

   4.1         --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

   4.2         --   First Supplemental Indenture and Amendment dated April
                    1,1998 between the Company, as issuer, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to
                    Form 10-Q dated May 15, 1998)

   4.3         --   Second Supplemental Indenture and Amendment dated April 1,
                    1998 between ICO P&O, Inc., a wholly owned subsidiary of the
                    Registrant, and State Street and Trust Company (formerly
                    Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15,
                    1998)

   4.4         --   Warrant Agreement -- Series A, dated as of September 1,
                    1992, between the Registrant and Society National Bank
                    (filed as Exhibit 4 to the Registrant's Annual Report on
                    Form 10-K for 1992)

   4.5         --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated March 15, 1996)

   4.6         --   Shareholder Rights Agreement dated April 1, 1998 by and
                    between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

   10.1        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                    Exhibit B to the Registrant's Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------


   10.2        --   Second Amended and Restated 1993 Stock Option Plan for
                    Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January
                    26, 1999 for the Annual Meeting of Shareholders)

   10.3        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

   10.4        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 10,
                    1995 for the Annual Meeting of Shareholders)

   10.5        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 29,
                    1996 for the Annual Meeting of Shareholders)

   10.6        --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated January 23,
                    1998 for the Annual Meeting of Shareholders)

   10.7        --   Willoughby International Stockholders Agreement dated April
                    30, 1996 (filed as Exhibit 10.9 to Form S-4 dated March 15,
                    1996)

   10.8        --   Consulting Agreement-- William E. Willoughby (filed as
                    Exhibit 10.13 to Form S-4 dated March 15, 1996)

   10.9        --   Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated March 15, 1996)

   10.10       --   Addendum to Salary Continuation Agreement-- William E.
                    Willoughby (filed as Exhibit 10.15 to form S-4 dated March
                    15, 1996)

   10.11       --   Non-Competition Covenant William E. Willoughby (filed as
                    Exhibit 10.11 to Form S-4 dated March 15, 1996)

   10.12       --   Stockholders Agreement respecting voting of shares of
                    certain former Wedco common shareholders (filed as Exhibit
                    10.21 to Form S-4 dated March 15, 1996)

   10.13       --   Stockholders Agreement respecting voting of shares of
                    certain ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated March 15, 1996)

   10.14       --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Asher O. Pacholder and amendments thereto
                    (filed as Exhibit 10.16 to Form 10-K dated December 29,
                    1997)

   10.15       --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Sylvia A. Pacholder and amendments thereto
                    (filed as Exhibit 10.17 to Form 10-K dated December 29,
                    1997).

   10.16       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                    Form 10-K dated December 23, 1998)

   10.17       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

   10.18       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder (filed as Exhibit
                    10.18 to Form 10-K dated December 17, 1999)

   10.19       --   Employment Agreement dated August 5, 1999 by and between the
                    Registrant and David M. Gerst (filed as Exhibit 10.19 to
                    Form 10-K dated December 17, 1999)

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------

  21**        --   Subsidiaries of the Company

  23.1**      --   Consent of Independent Accountants

  27**        --   Financial Data Schedule


----------

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

                                    Date:    December 19, 2000


     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     NAME                                            TITLE                                   DATE
                     ----                                            -----                                   ----
            /s/ Sylvia A. Pacholder             Chief Executive Officer, President,                    December 19, 2000
          ---------------------------           Secretary & Director
              Sylvia A. Pacholder                  (Principal Executive Officer)

            /s/ Asher O. Pacholder              Chairman of the Board, Chief                           December 19, 2000
          ---------------------------           Financial Officer & Director
              Asher O. Pacholder                   (Principal Financial Officer)

            /s/ Robin E. Pacholder              President, Wedco-North America &                       December 19, 2000
          ---------------------------           Director
              Robin E. Pacholder

                /s/ Jon C. Biro                 Senior Vice President, Chief                           December 19, 2000
          ---------------------------           Accounting Officer and Treasurer
                  Jon C. Biro                   (Principal Accounting Officer)

           /s/ William E. Cornelius             Director                                               December 19, 2000
          ---------------------------
             William E. Cornelius

              /s/ James E. Gibson               Director                                               December 19, 2000
          ---------------------------
                James E. Gibson

              /s/ Walter L. Leib                Director                                               December 19, 2000
          ---------------------------
                Walter L. Leib

             /s/ William J. Morgan              Director                                               December 19, 2000
          ---------------------------
               William J. Morgan

             /s/ George S. Sirusas              Director                                               December 19, 2000
          ---------------------------
               George S. Sirusas

            /s/ John F. Williamson              Director                                               December 19, 2000
          ---------------------------
              John F. Williamson

           /s/ William E. Willoughby            Director                                               December 19, 2000
          ---------------------------
             William E. Willoughby

                           ICO, INC. AND SUBSIDIARIES

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS


The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         FINANCIAL STATEMENTS:                                                                                         PAGE
                                                                                                                       ----

         Report of Independent Accountants..............................................................................F-2

         Consolidated Balance Sheet at September 30, 2000 and 1999......................................................F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 2000.......................................................................................F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 2000.......................................................................................F-5

         Consolidated Statement of Stockholders' Equity and
         Accumulated Other Comprehensive Income (Loss)
         for the three years ended September 30, 2000...................................................................F-6

         Notes to Consolidated Financial Statements.....................................................................F-7

         FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Accountants on Financial Statement Schedule..............................................S-1

         Financial Statement Schedule II - Valuation and Qualifying Accounts............................................S-2



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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP

Houston, Texas
November 30, 2000

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              SEPTEMBER 30,
                                                                                       --------------------------
                                                                                          2000            1999
                                                                                       ----------      ----------
ASSETS                                                                              (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                         $   38,955      $   37,439
     Trade receivables (less allowance for doubtful accounts of $1,995 and
         $1,884, respectively)                                                             59,349          53,421
     Inventories                                                                           29,412          26,592
     Deferred tax asset                                                                     2,936           3,062
     Prepaid expenses and other                                                             4,320           3,524
                                                                                       ----------      ----------
         Total current assets                                                             134,972         124,038
                                                                                       ----------      ----------
     Property, plant and equipment, net                                                   104,749         114,586
     Goodwill (less accumulated amortization of $9,563 and $8,185, respectively)           50,293          54,859
     Deferred tax asset                                                                     3,417           5,359
     Debt offering costs                                                                    3,178           3,643
     Other                                                                                  2,568           2,709
                                                                                       ----------      ----------
     Total Assets                                                                      $  299,177      $  305,194
                                                                                       ==========      ==========

LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
     Short-term borrowings and current portion of long-term debt                       $   10,339      $   10,009
     Accounts payable                                                                      25,307          22,860
     Accrued interest                                                                       4,129           4,185
     Accrued salaries and wages                                                             3,070           3,818
     Income taxes payable                                                                   2,809             574
     Other accrued expenses                                                                11,600          12,390
                                                                                       ----------      ----------
         Total current liabilities                                                         57,254          53,836

Deferred income taxes                                                                       5,143           7,085
Long-term liabilities                                                                       1,272           1,671
Long-term debt, net of current portion                                                    140,236         139,652
                                                                                       ----------      ----------
     Total Liabilities                                                                    203,905         202,244
                                                                                       ----------      ----------
Commitments and contingencies (see Note 14)                                                    --              --
Stockholders' equity (see Note 10):
     Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference
         of $32,250                                                                            13              13
     Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                             --              --
     Common Stock, without par value - 50,000,000 shares authorized;
         22,678,107 and 22,406,506 shares issued and outstanding, respectively             40,236          39,693
     Additional paid-in capital                                                           105,333         105,333
     Accumulated other comprehensive loss                                                 (13,230)         (4,684)
     Accumulated deficit                                                                  (37,080)        (37,405)
                                                                                       ----------      ----------
     Total Stockholders' Equity                                                            95,272         102,950
                                                                                       ----------      ----------
     Total Liabilities, Stockholders' Equity and
         Accumulated Other Comprehensive Loss                                          $  299,177      $  305,194
                                                                                       ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------------------------
                                                           2000              1999              1998
                                                       ------------      ------------      ------------
                                                              (In thousands, except share data)
Revenues:
     Sales                                             $    196,190      $    158,022      $    149,088
     Services                                               129,117           104,351           132,255
                                                       ------------      ------------      ------------
Total revenues                                              325,307           262,373           281,343
                                                       ------------      ------------      ------------
Costs and expenses:
     Cost of sales                                          162,360           133,027           127,256
     Cost of services                                        87,534            68,617            84,600
     Selling, general and administrative                     40,404            42,158            45,022
     Depreciation                                            13,903            14,316            12,532
     Amortization of intangibles                              2,429             2,758             2,857
     Impairment of long-lived assets                             --             9,291                --
     Write-off of fixed assets                                   --             3,420                --
     Severance expenses                                         426             2,499                --
     Write-off of start-up costs                                 --               867                --
                                                       ------------      ------------      ------------
Total costs and expenses                                    307,056           276,953           272,267
                                                       ------------      ------------      ------------
Operating income (loss)                                      18,251           (14,580)            9,076
                                                       ------------      ------------      ------------
Other income (expense):
     Gain on sale of equity investment                           --                --            11,773
     Interest income                                          2,306             1,921             3,771
     Interest expense                                       (14,423)          (13,831)          (13,819)
     Other                                                       --               (51)              (20)
                                                       ------------      ------------      ------------
Income (loss) before taxes and extraordinary item             6,134           (26,541)           10,781
Provision (benefit) for income taxes                          3,633            (6,439)            4,775
                                                       ------------      ------------      ------------
Income (loss) before extraordinary item                       2,501           (20,102)            6,006
Extraordinary gain (see Note 3)                                  --               399                --
                                                       ------------      ------------      ------------
Net income (loss)                                             2,501           (19,703)            6,006
Preferred dividends                                          (2,176)           (2,176)           (2,176)
                                                       ------------      ------------      ------------
Net income (loss) applicable to common stock           $        325      $    (21,879)     $      3,830
                                                       ============      ============      ============
Weighted average shares outstanding (basic)              22,407,000        22,113,000        21,877,000
Weighted average shares outstanding (diluted)            22,465,000        22,133,000        22,004,000
Basic earnings (loss) per share before
     extraordinary item                                $        .01      $      (1.01)     $        .18
Extraordinary item                                               --               .02                --
                                                       ------------      ------------      ------------
Basic earnings (loss) per share                        $        .01      $       (.99)     $        .18
                                                       ============      ============      ============
Diluted earnings (loss) per share before
     extraordinary item                                $        .01      $      (1.01)     $        .17
Extraordinary item                                               --               .02                --
                                                       ------------      ------------      ------------
Diluted earnings (loss) per share                      $        .01      $       (.99)     $        .17
                                                       ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
                                                                                  (In thousands)
Cash flows from operating activities:
     Net income (loss)                                           $      2,501      $    (19,703)     $      6,006
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                     16,332            17,074            15,389
     Gain on sale of equity investment                                     --                --           (11,773)
     Write-off of fixed assets                                             --             3,420                --
     Impairment of long-lived assets                                       --             9,291                --
     Write-off of start-up costs                                           --               867                --
     Changes in assets and liabilities, net of the effects
     of business acquisitions:
         Receivables                                                   (9,949)            3,885            (3,271)
         Inventories                                                   (5,687)            3,031            (5,771)
         Prepaid expenses and other assets                             (1,612)              242               (92)
         Income taxes payable                                           2,283               166            (1,235)
         Deferred taxes                                                   954            (8,402)            2,365
         Accounts payable                                               5,035            (1,212)             (633)
         Accrued interest                                                 (56)             (210)              276
         Accrued expenses                                                (912)            1,736            (1,111)
                                                                 ------------      ------------      ------------
         Total adjustments                                              6,388            29,888            (5,856)
                                                                 ------------      ------------      ------------
     Net cash provided by operating activities                          8,889            10,185               150
                                                                 ------------      ------------      ------------
Cash flows from investing activities:
     Capital expenditures                                             (10,801)          (15,333)          (26,143)
     Acquisitions, net of cash acquired                                  (506)           (7,684)          (17,492)
     Disposition of property, plant and equipment                         460               423             2,010
     Disposition of equity investment, net of expenses                     --                --            13,679
                                                                 ------------      ------------      ------------
     Net cash used for investing activities                           (10,847)          (22,594)          (27,946)
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
     Activity under stock option plans                                     --                --             1,546
     Payment of dividend on preferred stock                            (1,632)           (2,176)           (2,176)
     Payment of dividend on common stock                                   --            (1,216)           (4,823)
     Proceeds from issuance of debt                                    11,689             9,066             3,084
     Payment of debt offering costs                                        --                --              (145)
     Debt repayments                                                   (6,164)           (6,800)           (2,478)
                                                                 ------------      ------------      ------------
     Net cash provided by (used for) financing activities               3,893            (1,126)           (4,992)
                                                                 ------------      ------------      ------------
Effect of currency exchange rates on cash                                (419)             (161)               31
Net increase (decrease) in cash and cash equivalents                    1,516           (13,696)          (32,757)
Cash and cash equivalents at beginning of year                         37,439            51,135            83,892
                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of year                         $     38,955      $     37,439      $     51,135
                                                                 ============      ============      ============
Supplemental Disclosures of Cash Flow Information:
     Cash received (paid) during the period for:
         Interest received                                       $      2,306      $      1,924      $      3,747
         Interest paid                                                (14,423)          (13,901)          (12,359)
         Income taxes paid                                               (813)           (1,318)           (3,333)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                                        Common           Common         Additional
                                                                      Preferred         Stock            Stock           Paid-In
                                                                        Stock           Shares           Amount          Capital
                                                                    ------------     ------------     ------------     ------------
                                                                                   (In thousands, except share data)
Balance at September 30, 1997                                       $         13       21,598,658     $     36,966     $    109,814
Issuance of shares in connection with
     Exercise of employee stock options                                       --           35,636              142               --
     Employee benefit plans                                                   --          178,942              504               --
     Exercise of warrants                                                     --          180,000              996              (96)
     Debt conversion                                                          --          114,917              562               --
Convertible exchangeable preferred stock dividend (See Note 10)               --               --               --               --
Common stock dividend (See Note 10)                                           --               --               --             (993)
Translation adjustment                                                        --               --               --               --
Net income                                                                    --               --               --               --

Comprehensive income (loss)                                                   --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Balance at September 30, 1998                                                 13       22,108,153           39,170          108,725
                                                                    ------------     ------------     ------------     ------------
Issuance of shares in connection with
     employee benefit plans                                                   --          298,353              523               --
Convertible exchangeable preferred stock dividend (See Note 10)               --               --               --           (2,176)
Common stock dividend (See Note 10)                                           --               --               --           (1,216)
Translation adjustment                                                        --               --               --               --
Net income (loss)                                                             --               --               --               --

Comprehensive income (loss)                                                   --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Balance at September 30, 1999                                                 13       22,406,506           39,693          105,333
                                                                    ------------     ------------     ------------     ------------
Issuance of shares in connection with
     employee benefit plans                                                   --          271,601              543               --
Convertible exchangeable preferred stock dividend (See Note 10)               --               --               --               --
Translation adjustment                                                        --               --               --               --
Net income                                                                    --               --               --               --

Comprehensive income (loss)                                                   --               --               --               --
                                                                    ------------     ------------     ------------     ------------
Balance at September 30, 2000                                       $         13       22,678,107     $     40,236     $    105,333
                                                                    ============     ============     ============     ============

                                                                      Compre-        Accumulated
                                                                      hensive           Other          Accumu-
                                                                      Income        Comprehensive       lated
                                                                      (Loss)        Income (Loss)      Deficit           Total
                                                                   ------------     -------------    ------------     ------------
                                                                                  (In thousands, except share data)
Balance at September 30, 1997                                                       $     (1,953)    $    (17,702)    $    127,138
Issuance of shares in connection with
     Exercise of employee stock options                                                       --               --              142
     Employee benefit plans                                                                   --               --              504
     Exercise of warrants                                                                     --               --              900
     Debt conversion                                                                          --               --              562
Convertible exchangeable preferred stock dividend (See Note 10)                               --           (2,176)          (2,176)
Common stock dividend (See Note 10)                                                           --           (3,830)          (4,823)
Translation adjustment                                             $         63               63               --               63
Net income                                                                6,006               --            6,006            6,006
                                                                   ------------
Comprehensive income (loss)                                        $      6,069               --               --               --
                                                                                    ------------     ------------     ------------

Balance at September 30, 1998                                                             (1,890)         (17,702)         128,316
                                                                                    ------------     ------------     ------------
Issuance of shares in connection with
     employee benefit plans                                                                   --               --              523
Convertible exchangeable preferred stock dividend (See Note 10)                               --               --           (2,176)
Common stock dividend (See Note 10)                                                           --               --           (1,216)
Translation adjustment                                             $     (2,794)          (2,794)              --           (2,794)
Net income (loss)                                                       (19,703)              --          (19,703)         (19,703)
                                                                   ------------
Comprehensive income (loss)                                        $    (22,497)              --               --               --
                                                                                    ------------     ------------     ------------

Balance at September 30, 1999                                                             (4,684)         (37,405)         102,950
                                                                                    ------------     ------------     ------------
Issuance of shares in connection with
     employee benefit plans                                                                   --               --              543
Convertible exchangeable preferred stock dividend (See Note 10)                               --           (2,176)          (2,176)
Translation adjustment                                             $     (8,546)          (8,546)              --           (8,546)
Net income                                                                2,501                             2,501            2,501
                                                                   ------------
Comprehensive income (loss)                                        $     (6,045)              --               --               --
                                                                                    ------------     ------------     ------------
Balance at September 30, 2000                                                       $    (13,230)    $    (37,080)    $     95,272
                                                                                    ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries ("ICO" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the petrochemical industry by providing customers with size-reduction, compounding, and other related services for heat sensitive thermo-plastic and other materials, producing concentrates and manufacturing certain machinery used for those services and by serving as a distributor of specialty petrochemicals processed by the Company. The Company operates in the petrochemical industry in the United States, Europe, Australia, New Zealand, and Malaysia. The Company also serves the energy and steel industries by providing oilfield tubular and sucker rod inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States and Canada. See Note 16 - "Segment and Foreign Operations Information."

         JOINT VENTURES - Included in the Company's financial results for the year ended September 30, 1998 is a joint venture referred to as WedTech, Inc., a size-reduction and custom compounding company headquartered in Canada that was 50% owned by the Company until the early part of fiscal 1998. The Company acquired a 50% interest in WedTech in connection with the April 1996 Wedco acquisition. During fiscal year 1998, the Company accounted for the WedTech investment using the equity method until December 1997, at which time the Company sold its 50% interest in WedTech to the Company's joint venture partner. Under the equity method, investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses and distribution of earnings and dividends. The Company had no joint venture investments during fiscal 1999 and 2000.

         REVENUE AND RELATED COST RECOGNITION - Within each of the Company's two business segments, the Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product and machinery sales, within both of the Company's business segments, revenues and related expenses are recognized when title is transferred, which occurs when the products are shipped.

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

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

                           CLASSIFICATION                                             YEARS
                           --------------                                             -----

                           Site improvements.........................................  2-25
                           Buildings................................................. 15-25
                           Machinery and equipment...................................  1-20
                           Transportation equipment..................................  3-10

         Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. The cost of property, plant and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in operating results.

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

         GOODWILL - The excess purchase price over fair value of net tangible assets (i.e. goodwill and identifiable tangible assets), is being amortized on a straight-line basis over 40 years. Goodwill is reviewed for impairment in accordance with SFAS No. 121.

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

         The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2000 and 1999.


Net revenues                                                 $ (11,875)
Earnings before interest, taxes,
    depreciation, and amortization                              (1,304)
Operating income                                                  (691)
Pre-tax income                                                    (499)
Net income                                                        (330)

     ENVIRONMENTAL - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see "Note 14 - Commitments and Contingencies."

     STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 11).

     CONCENTRATION OF CREDIT RISK - The market for the Company's services is the petrochemical and oil and gas industries. Within the petrochemical processing segment, the Company's primary customers include manufacturers of plastic products and large producers of petrochemicals, which include major chemical companies and petrochemical production affiliates of major oil production companies. The Company's customers within the oilfield service business include several of the leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and supply companies. Worldwide sales to one petrochemical customer accounted for approximately 14%, 13% and 10% of consolidated fiscal years 2000, 1999 and 1998 revenues, respectively.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

     INCOME TAXES - The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax bases of assets and liabilities.

     The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations.

     EARNINGS (LOSS) PER COMMON SHARE - The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding for the years ended September 30, 2000, 1999 and 1998 were increased by 58,233,000, 19,445,000, and 127,082,000 shares, respectively, to reflect the conversion of all potentially dilutive securities. The total amount of anti-dilutive securities for the years ended September 30, 2000, 1999, and 1998 were 5,640,000, 5,702,000, and 5,621,000 shares, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 2000. The Senior Notes long-term debt, with a face value of $118,000 had a fair market value of approximately $113,870 at September 2000 and $100,300 at September 1999. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. As of September 30, 2000 and 1999, the Company had approximately $3,360 (fair market value at September 30, 2000 was $3,049) and $2,206 (fair market value at September 30, 1999 was $2,126), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 will not be material to the Company's financial statements. The Company was required to adopt SFAS No. 133 in its financial statements for the fiscal year ending September 30, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the implementation of SFAS 133 until the fiscal year ending September 30, 2001. The Company implemented SFAS 133 effective October 1, 2000.

NOTE 2 - ACQUISITIONS

     The Company entered into the following business combinations during fiscal years 2000, 1999 and 1998. All such transactions were accounted for using the purchase method of accounting under APB No. 16, "Accounting for Business Combinations." Accordingly, operating results of the acquired companies are included with the Company's consolidated results of operations from the respective acquisition dates.

2000 ACQUISITION

     During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) Sdn. Bhd. ("Sanko") for $675 in cash. Sanko's business is now conducted through Courtnay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders, and size reduction and compounding services to the rotational molding, metal coating, textile and injection molding industries in Malaysia.

1999 ACQUISITION

     During February 1999, the Company acquired MilCorp Holdings, Inc. and MilCorp Industries, Ltd. (collectively "MilCorp") for $7,653 in cash and the assumption of approximately $3,744 of debt. MilCorp is a leading provider of fully integrated services for oil country tubular goods, including trucking, inventory management, inspection and internal coating. MilCorp has facilities located on 160 acres near Edmonton, Alberta, in the energy-producing region of Western Canada. MilCorp has been in business for more than 50 years and its customers include many of Western Canada's large energy companies and drilling contractors.

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

         During December 1997, the Company acquired the operating assets of Curley's Inspection Service, Inc. ("Curley's"). The consideration consisted of $2,000 in cash and is subject to adjustment based upon future operating revenues payable through December 31, 2002. Curley's provides drill pipe and casing inspection services from locations in Texas and New Mexico.

NOTE 3 - EXTRAORDINARY ITEM

         During fiscal 1999 the Company repurchased Senior Notes with a face value of $2,000, at a discount, recognizing a pre-tax gain of $614 and an after-tax gain of $399.

NOTE 4 - SPECIAL ITEMS

         During fiscal 1999, the Company recognized a non-cash $9,291 charge for the impairment of long-lived assets. $748 of this charge relates to the oilfield services business, of which $310 related to the impairment of goodwill and the remaining to machinery and equipment. $8,543 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812 of the petrochemical charge includes the impairment of goodwill and $3,489 consists of machinery and equipment impairment. The amount of goodwill impairment was determined by comparing estimated future cash flows, on a discounted basis, to the carrying value of the facility evaluated including the amount of goodwill originally allocated to the facility at the time of acquisition. The amount of the machinery and equipment impairments was determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         During fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets that are obsolete or are not in working order and will not be used in the future. Of the non-cash $3,420 write-off, $2,779 related to the petrochemical business and $641 related to the oilfield service segment.

         The Company, during fiscal 1999, recorded a write-down of $1,507 (included in cost of sales) to reduce inventory values to estimated market selling prices (primarily within the oilfield service business) to reflect current market conditions.

         Severance expenses of $426 and $2,499 relating to terminated employees were recognized during fiscal 2000 and 1999, respectively, in large part due to European management changes during the fourth quarter of fiscal year 2000 and the third quarter of fiscal 1999.

         During fiscal 1999, the Company wrote-off $867 of start-up costs primarily relating to the closure, during the second quarter of fiscal 1999, of an operation that had capitalized start-up costs.

         During the first quarter of fiscal 1998, management provided a $1,200 accrual for certain legal matters that management felt would result in a charge to income and could be reasonably estimated (included in selling, general and administrative expenses). Subsequent to the first quarter of fiscal 1998, these matters were settled and the total expenses incurred by the Company were reasonably consistent with the previously recognized litigation charge.

NOTE 5 - INVENTORIES

         Inventories at September 30 consisted of the following:

                                                     2000           1999
                                                  ----------     ----------
     Finished goods                               $   13,073     $   10,947
     Raw materials                                    11,668         11,353
     Work in progress                                  1,230            933
     Supplies                                          3,441          3,359
                                                  ----------     ----------
                                                  $   29,412     $   26,592
                                                  ==========     ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at September 30:

                                                          2000            1999
                                                       ----------      ----------
     Land and site improvements                        $   23,754      $   24,496
     Buildings                                             35,590          35,041
     Machinery and equipment                              118,997         115,085
     Transportation equipment                               3,558           3,411
     Leasehold improvements                                 2,193           2,118
     Construction in progress                               4,435           8,195
                                                       ----------      ----------
                                                          188,527         188,346
     Accumulated depreciation                             (83,778)        (73,760)
                                                       ----------      ----------
                                                       $  104,749      $  114,586
                                                       ==========      ==========

NOTE 7 - LONG-TERM DEBT

         Long-term debt at September 30, 2000 and 1999 consists of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.

                                                                                              2000              1999
                                                                                          ------------      ------------
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.        $    118,000      $    118,000

Term loan of the Company's Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid
quarterly with a fixed interest rate of 5.9% through June 2009.                                  6,326             6,538

Term loans of the Company's Canadian subsidiaries with various maturities collateralized by accounts receivable, inventory, and machinery and equipment of the subsidiaries. Interest and principal is paid monthly with fixed interest rates of 8.5%. The loans are subject to annual review by the bank and carry
various maturities from July 2004 through July 2015.                                             4,582             3,870

Term loan of Company's Australian subsidiary, collateralized by a mortgage over the subsidiary's assets. Principal payments on the loan are payable in quarterly installments. Interest is payable in quarterly installments at a floating rate
of 7.8% adjusted quarterly and limited to a maximum rate of 9.8% through July 2005.              3,379                --

Term loan of the Company's Italian subsidiary collateralized by land and buildings of the subsidiary. Increasing principal payments are made quarterly beginning May 2000 through April 2005. Interest paid quarterly at a fixed rate
of 5.9%.                                                                                         1,115             1,649

Term loans of one of the Company's British subsidiaries, collateralized by current assets of the subsidiary. Payment is due in 2004 and interest is payable
semi-annually at rates fixed through 2002 between 7.7% and 8.4%.                                 1,109             1,234

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage on the assets of the subsidiary. Principal payments on the loan are due in monthly installments through October 2007. Interest is
payable monthly at a fixed rate of 8.3%.                                                         1,047             1,330

Mortgage loan carrying a 9.2% fixed rate with monthly payments of principal and interest through October 1, 2006. Loan is collateralized by a mortgage on
certain domestic property.                                                                       1,005             1,121

Term loan of the Company's French subsidiary. Principal payments on the loan are payable in monthly installments. Interest is payable monthly at a fixed rate of
5.5% through January 2010.                                                                         964                --

Mortgage loan payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain buildings of the subsidiary. Principal payments on the loan are payable in quarterly installments and interest is payable at a fixed
rate of 7.2% through June 2006.                                                                    937             1,373

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage over the assets of the subsidiary. Principal payment on the loan is payable in monthly installments through June 2006
Interest is payable monthly at a fixed rate of 8.9%.                                               850             1,111

Mortgage loans payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain land and buildings of the subsidiary
Principal payments on these loans are payable in semi-annual installments
Interest is payable in semi-annual installments at a fixed rate of 6.80% through
April 2006.                                                                                        662             1,014

Interest-free term loan of one of the Company's Dutch subsidiaries. Principal
payable annually, in equal annual installments, over 5 years ending April 2002.                    541               978

                                                                                              2000              1999
                                                                                          ------------      ------------
Various secured loan agreements of the Company's French subsidiaries collateralized by certain buildings and equipment of the subsidiaries. The loan agreements carry various maturities between 2001 and 2007 and interest rates range from 3.7% to 7.3%. Interest and principal is paid either monthly or
quarterly.                                                                                         366               618

Various other                                                                                    2,287             3,653
                                                                                          ------------      ------------
Total                                                                                          143,170           142,489

Less current maturities                                                                         (2,934)           (2,837)
                                                                                          ------------      ------------
Long-term debt less current maturities                                                    $    140,236      $    139,652
                                                                                          ============      ============

         In June 1997, the Company issued the Series A Senior Notes at $120,000 face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 2000, accumulated amortization of debt offering costs totaled $2,025. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. The terms of the Senior Notes limit the amount of additional indebtedness incurred by the Company and its subsidiaries and restrict certain payments, specifically dividends on preferred and common stock. The terms, however, do allow for dividend payments on currently outstanding preferred stock in accordance with the terms of the preferred stock and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above dividend limitations may not be decreased, but may be increased, based upon the Company's results of operations and other factors. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

         Maturities of the Company's debt are as follows:

       YEARS ENDED
      SEPTEMBER 30,                   AMOUNTS
      -------------                   -------
              2001                  $   2,934
              2002                      2,685
              2003                      2,773
              2004                      3,956
              2005                      2,800
        Thereafter                    128,022

NOTE 8 - CREDIT ARRANGEMENTS

         The Company maintains several foreign lines of credit through its wholly-owned subsidiaries. These facilities totaled $15,376 at September 30, 2000. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $7,405 at September 30, 2000.

         The weighted average interest rate charged on short-term borrowings under the Company's various credit facilities at September 30, 2000 and 1999 was 5.6% and 4.1%, respectively.

NOTE 9 - INVESTMENT IN JOINT VENTURES

          During the first quarter of fiscal 1998, the Company sold its investment in WedTech for $14,484 in cash and recognized a pre-tax gain of $11,773.

NOTE 10 - STOCKHOLDERS' EQUITY

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

         Cash dividends paid during the fiscal years ended September 30, 2000, 1999 and 1998 equaled $2,176 during each year on the Company's Preferred Stock. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 2000 totaled $4,955.

         Cash dividends paid during the fiscal years ended September 30, 1999 and 1998 equaled $1,216 and $4,823, respectively, on the Company's common stock, of which $1,216 and $993, respectively, represented liquidating dividends paid from Additional Paid-in Capital. There were no dividends paid on the Company's Common Stock during fiscal year ended September 30, 2000. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 2000 totaled $5,676.

         In connection with the Company's 1992 debt restructuring, 801,750 Common Stock Purchase Warrants (expiring July 2002) were issued at an exercise price of $5.00. During the year ended September 30, 1998, 180,000 of these warrants were exercised and the Company received proceeds of $900.

         On October 31, 1997, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") and declared a dividend of one Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. On April 1, 1998 a successor Rights Plan was adopted by the Board of Directors with essentially identical terms and conditions. The rights are designed to assure that all Shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics to gain control of ICO without paying all Shareholders a control premium. Each right entitles the holder to purchase one-thousandth of a share of a newly authorized series of the Company's preferred stock at a purchase price of $30. Each one-thousandth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not presently exercisable, and are currently evidenced by the Company's common stock certificates and trade automatically with the common stock.

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

                     PLAN                                NUMBER OF OPTIONS                EFFECTIVE DATE OF PLAN
                     ----                                -----------------                ----------------------
1998 Stock Option Plan                                        600,000                         January 12, 1998
1996 Stock Option Plan                                        800,000                         August 29, 1996
1995 Stock Option Plan                                        400,000                         August 15, 1995
1994 Stock Option Plan                                        400,000                           July 1, 1994
1993 Restated Non-Employee Director
Stock Option Plan                                             310,000                          June 16, 1993
1985 Stock Option Plan                                        310,000                         January 2, 1985

         For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee directors at a price not less than 100% of the fair market value of the stock at the date of grant. There were 711,250, 709,050, and 538,700, shares available for grant at September 30, 2000, 1999, and 1998, respectively. The following is a summary of stock option activity for the three years ended September 30:

                                                     2000                          1999                            1998
                                         ----------------------------   ---------------------------    ----------------------------
                                                          WEIGHTED                      WEIGHTED                        WEIGHTED
                                           SHARES         AVERAGE         SHARES        AVERAGE          SHARES         AVERAGE
         FIXED OPTIONS                     (000'S)     EXERCISE PRICE     (000'S)    EXERCISE PRICE      (000'S)     EXERCISE PRICE
         -------------                   ----------    --------------   ----------   --------------    ----------    --------------
Outstanding at beginning
 of year ...........................          1,567      $     5.10          1,591      $     5.68          1,407      $     5.80
Granted ............................            614            1.75            226            1.25            322            4.99
Exercised ..........................             --              --             --              --            (36)           4.89
Forfeited ..........................           (626)           5.82           (250)           5.33           (102)           5.68
                                         ----------                     ----------                     ----------
Outstanding at end of year .........          1,555      $     4.07          1,567      $     5.10          1,591      $     5.68
                                         ==========                     ==========                     ==========
Options exercisable at year end ....          1,555      $     4.07          1,567      $     5.10          1,591      $     5.68
                                         ==========                     ==========                     ==========

                                                     2000                          1999                            1998
                                         ----------------------------   ---------------------------    ----------------------------
Weighted average fair value of
options granted during year
($/share) ..........................             $     1.06                    $     0.81                      $     1.46

The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                   NUMBER OUTSTANDING                WEIGHTED AVERAGE            WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES          AT 9/30/00 (000'S)          REMAINING CONTRACTUAL LIFE         EXERCISE PRICE
 ------------------------          ------------------          --------------------------         --------------
        $0.00 - $2.99                         824                        9 years                      $ 1.61
        $3.00 - $5.25                         342                        5 years                      $ 4.76
        $5.31 - $7.19                         357                        5 years                      $ 6.19
        $7.22 - $9.75                          32                        6 years                      $ 7.84
                                          -------
                                            1,555
                                          =======

         As discussed in Note 1, the Company has elected to continue to account for stock-based compensation in accordance with APB 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                        2000                            1999                            1998
                              -------------------------      --------------------------      -------------------------
                              AS REPORTED    PRO FORMA       AS REPORTED     PRO FORMA       AS REPORTED    PRO FORMA
                              -----------    ----------      -----------     ----------      -----------    ----------
     Net income (loss)        $    2,501     $    1,849      $  (19,703)     $  (19,885)     $    6,006     $    5,555
     Basic EPS                       .01           (.01)          (0.99)          (1.00)     $     0.18     $     0.15
     Diluted EPS                     .01           (.01)          (0.99)          (1.00)     $     0.17     $     0.15

         The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option- pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                        2000             1999            1998
                                                     ----------       ----------      ----------
Expected life of options                                   7.5 years       7.4 years       7.5 years
Expected dividend yield over life of options                 0%              0%           3.57%
Expected stock price volatility                          47.75%          50.40%          31.00%
Risk-free interest rate                                   6.63%           5.60%           5.60%

NOTE 12 - INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                         YEARS ENDED SEPTEMBER 30,
                             --------------------------------------------------
                                2000                1999                1998
                             ----------          ----------          ----------
Domestic                     $    2,162          $  (28,025)         $    5,884
Foreign                           3,972               1,484               4,897
                             ----------          ----------          ----------
                             $    6,134          $  (26,541)         $   10,781
                             ==========          ==========          ==========

The provision for income taxes consists of the following:

                                              YEARS ENDED SEPTEMBER 30,
                                  --------------------------------------------------
                                     2000                1999                1998
                                  ----------          ----------          ----------
Current:
      Federal                     $     (147)         $     (370)         $       --
      State                              132                  --                 892
      Foreign                          2,906               1,789               2,146
                                  ----------          ----------          ----------
                                       2,891               1,419               3,038
                                  ----------          ----------          ----------
Deferred:
      Federal                          1,482              (7,491)              2,704
      State                              152                  --                 434
      Foreign                           (892)               (367)             (1,401)
                                  ----------          ----------          ----------
                                         742              (7,858)              1,737
                                  ----------          ----------          ----------
Total:
      Federal                          1,335              (7,861)              2,704
      State                              284                  --               1,326
      Foreign                          2,014               1,422                 745
                                  ----------          ----------          ----------
                                  $    3,633          $   (6,439)         $    4,775
                                  ==========          ==========          ==========


         A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:


                                                                           YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------------------------
                                                                 2000                1999                1998
                                                              ----------          ----------          ----------
Tax expense (benefit) at statutory rate                       $    2,147          $   (9,289)         $    3,773
Change in the deferred tax assets valuation allowance               (453)                (61)               (110)
Non-deductible expenses and other, net                               896                   2                 806
Foreign tax rate differential                                        624                 903                (968)
Goodwill amortization and write-downs                                181               2,006                 259
State taxes, net of federal benefit                                  238                  --               1,015
                                                              ----------          ----------          ----------
                                                              $    3,633          $   (6,439)         $    4,775
                                                              ==========          ==========          ==========


         Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                       SEPTEMBER 30,
                                                              ------------------------------
                                                                 2000                1999
                                                              ----------          ----------
Deferred tax assets:
         Net operating and capital loss carryforwards         $    7,577          $    8,637
         Tax credit carryforward                                   1,025                 654
         Insurance accruals                                        1,034                 915
         Other accruals                                               61                  98
         Bad debt allowance                                          459                 421
         Compensation accruals                                       722                 792
         Legal accruals                                              189                 310
         Depreciation                                                859                 731
         Inventory                                                   184                 388
         Other                                                       651               1,055
                                                              ----------          ----------
                                                                  12,761              14,001
                                                              ----------          ----------
Deferred tax liabilities:
         Depreciation and land                                    (9,753)            (10,235)
         Deferred revenue                                           (568)               (637)
         Other                                                      (114)               (224)
                                                              ----------          ----------
                                                                 (10,435)            (11,096)
                                                              ----------          ----------
Valuation allowance on deferred tax assets                        (1,116)             (1,569)
                                                              ----------          ----------
Net deferred tax assets                                       $    1,210          $    1,336
                                                              ==========          ==========


         The Company reduced the valuation allowance during 1999 and 2000 to reflect the expiration of certain federal tax credits. The Company further reduced the valuation allowance in 1999 and 2000 to reflect the utilization and expiration of capital losses. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

         The Company has for tax purposes $21,649 in net operating loss carryforwards ("NOLs"), which expire between 2001 and 2019, and $519 in investment and other tax credit carryforwards which, if utilized, will result in a cash savings. Net operating loss carryforwards in the amount of $2,311 and $307 of the tax credits are expected to expire unused. A change in ownership under the Internal Revenue Code has occurred, which limits the utilization of $5,019 of the Company's NOLs and credits to approximately $677 each year through their expiration.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries.

NOTE 13 - EMPLOYEE BENEFIT PLANS

         The Company maintains several defined contribution benefit plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the plans require the Company to match employees' contributions with ICO stock or a monetary contribution. Domestic employees' interests in the Company's contributions and earnings are vested over five years of service, while foreign employees are generally vested immediately.

         The Company maintains a defined benefit plan, for employees of one of the Company's Dutch subsidiaries. Participants contribute a range of 1.5% to 4% of the cost associated with their individual pension basis. The Company contributes an annual amount based on an actuarial calculation. The plan provides retirement benefits at the normal retirement age of 65. This subsidiary also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may choose between the ages of 60-62 to retire early. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries on the date of retirement. Annually, employees contribute 1.4% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been accumulated by means of annual premiums and what is necessary to be paid out during the early retirement period.

         Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 2000, 1999 and 1998 was $1,338, $1,397, and $1,084, respectively.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases that expire at various dates through fiscal 2002. Rental expense was approximately $5,382 in 2000, $5,790 in 1999, and $6,168 in 1998. Future minimum rental payments as of September 30, 2000 are due as follows:

2001                            $ 5,182
2002                              4,332
2003                              3,412
2004                              2,303
2005                              1,631
Thereafter                        3,609

         The Company is a named defendant in four cases involving four plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The cases were initiated on May 13, 1991 (by Odilon Martinez, et al., in Texas state court in Ector County); November 21, 1991 (by Roberto Bustillos, et al., in Texas state court in Ector County); August 25, 1992 (by James Glidwell, et al., in Texas state court in Ector County); and January 4, 2000 (by Pilar Oliver, et al., in Texas state court in Harris County). For the most part, the Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. One suit against the Company, which was settled and came to an end in the fourth quarter of fiscal 2000, involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law, although even if such circumvention had occurred, the Company believed that this litigation, referred to as the Roark litigation, would not have had a material adverse effect on the financial condition or results of operations of the Company. As described in more detail below, the Roark litigation named the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and fell within the provisions of an agreement between the Company and Baker Hughes that limited the Company's obligations in the litigation. During the fourth quarter of fiscal 2000, the Company, Baker Hughes and the plaintiff in the Roark litigation entered into a settlement that brought an end to the Roark litigation. The terms of the settlement did not have a material adverse effect on the Company's financial condition or results of operations.

         The Company currently has one pending silicosis-related suit in which wrongful death is alleged. This case was filed on April 4, 2000 by Delma Orozco, individually and as representative of the estate of Lazaro Orozco, et al., in Texas state court in Ector County. In fiscal 1993, the Company settled two other silicosis-related suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605. In 1994, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In 1996, the Company obtained a non-suit in two other intentional tort cases and in early 1997 was non-suited in an additional tort case. During the second quarter of fiscal 1998, three cases involving alleged silicosis-related deaths were settled. The Company was fully insured for all three cases and, as a result, did not incur any settlement costs. During the second quarter of fiscal 1998, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1998, the Company was non-suited in two additional tort cases. During the second quarter of fiscal 1999, the Company was non-suited in one intentional tort case, and during the fourth quarter of fiscal 1999, the Company was non-suited in an additional intentional tort case. During the third quarter of fiscal 2000, the Company was non-suited in two additional intentional tort cases. The Company and its counsel cannot at this time predict with any reasonable certainty the outcome of any of the remaining silicosis-related suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect, in some instances, general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is limited to $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,500 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. This agreement governed the Company's liability with respect to the Roark litigation, which involved occupational health claims arising out of Roark's employment at BHTS.

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of ICO's claims, ordered that ICO have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500, the Court of Appeals remanded the cause to the trial court for further proceedings. On April 7, 2000, ICO filed with the Court of Appeals its motion for rehearing and rehearing en banc. That motion was overruled on August 31, 2000. ICO filed its petition for review with the Texas Supreme Court on November 15, 2000. That petition is still pending. The Texas Supreme Court may ask for further briefing and that Court has discretion in deciding whether to grant ICO's petition and review the case. All expenses associated with this litigation have been reflected as expenses in the Company's financial statements, and there is no asset on the Company's balance sheet relating to the judgment in the Company's favor.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arises out of a transaction between OCTL and Baker Hughes Tubular Services, Inc.
(BHTS) whereby BHTS sold a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement (FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India.

         OCTL paid $2,400 for the FCA and $2,800 for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce, OCTL claims, among other items, it did not receive technical assistance, spare parts, and certain raw materials that were necessary for its oil field tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to ICO's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November, 2000. While the total amount of OCTL's claims remain unclear, it has alleged approximately $8,700 in losses due to past contractual breaches, plus approximately $7,900 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches, and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously. Regardless of the liability of facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. The Company, Baker Hughes, and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay any award the ICC arbitral panel may enter.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

         As discussed in Note 2, the following is a schedule of assets acquired, liabilities assumed, and common stock issued in conjunction with the acquisitions in 2000, 1999, and 1998:

                                                             YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                    2000                1999                1998
                                                 ----------          ----------          ----------
Trade receivables                                $      185          $    1,524          $    3,916
Related party receivables                               (90)                 --                  --
Inventories                                              71                  27               3,620
Prepaid expenses and other assets                         4                  81                 629
Property, plant and equipment                           210               7,216               6,399
Goodwill                                                363               4,921               8,020
Investment in joint ventures                             --                  --                  --
Deferred tax asset                                       --                  --                 197
Accounts payable                                        (84)               (648)             (2,572)
Accrued liabilities                                      (4)               (140)             (1,588)
Deferred tax liability                                   --              (1,203)               (982)
Income taxes payable                                     --                (325)                 --
Long-term debt                                         (148)             (3,769)               (147)
Common stock issued                                      (1)                 --                  --
                                                 ----------          ----------          ----------
Cash paid, net of cash acquired                  $      506          $    7,684          $   17,492
                                                 ==========          ==========          ==========


         During 2000, the Company accrued preferred dividends of $544 which were declared, but unpaid, on September 30, 2000.

         During 1998, the Company exchanged $562 of debt for 114,917 shares of common stock.

         During fiscal years 2000, 1999, and 1998, the Company issued to employees $543, $523, and $504 worth of common stock, respectively, in connection with the Company's domestic benefit plans. See Note 13 - "Employee Benefit Plans".

NOTE 16 - SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Petrochemical Processing Services and Oilfield Services.

         The Petrochemical Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users, such as rotational molders, and polymer distributors. Worldwide sales to one petrochemical processing customer accounted for 14%, 13% and 10% of the Company's consolidated revenues in fiscal 2000, 1999 and 1998, respectively.

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

         Summarized financial information of the Company's reportable segments for the years ended September 30, 2000, 1999 and 1998 is shown in the following table.


                                             PETROCHEMICAL                               OTHER
                                               PROCESSING           OILFIELD          RECONCILING
                                                SERVICES            SERVICES             ITEMS *             TOTAL
                                             --------------      --------------      --------------      --------------
FISCAL YEAR 2000
------------------------------------
Sales Revenues                               $      176,256      $       19,934      $           --      $      196,190
Service Revenues                                     43,680              85,437                  --             129,117
                                             --------------      --------------      --------------      --------------
         Total                                      219,936             105,371                  --             325,307

Operating Income (Loss)                              13,850              13,450              (9,049)             18,251
Total Assets                                        174,757              75,694              48,726             299,177
Depreciation and Amortization
         Expense                                      9,807               5,561                 964              16,332
Expenditures for Additions to
         Long-lived Assets                            8,132               2,341                 328              10,801


FISCAL YEAR 1999
------------------------------------
Sales Revenues                               $      142,279      $       15,743      $           --      $      158,022
Service Revenues                                     45,198              59,153                  --             104,351
                                             --------------      --------------      --------------      --------------
         Total                                      187,477              74,896                  --             262,373

Operating Income (Loss)                              (1,967)               (376)            (12,237)            (14,580)
Total Assets                                        180,582              74,829              49,783             305,194
Depreciation and Amortization
         Expense                                     10,692               5,381               1,001              17,074
Expenditures for additions to
         long-lived assets                           10,028               5,156                 149              15,333

                                             PETROCHEMICAL                               OTHER
                                               PROCESSING           OILFIELD          RECONCILING
                                                SERVICES            SERVICES             ITEMS *             TOTAL
                                             --------------      --------------      --------------      --------------

FISCAL YEAR 1998
------------------------------------
Sales Revenues                               $      125,420     $       23,668     $           --      $      149,088
Service Revenues                                     51,812             80,443                 --             132,255
                                             --------------     --------------     --------------      --------------
         Total                                      177,232            104,111                 --             281,343

Operating Income (Loss)                              10,526             13,025            (14,475)              9,076
Total Assets                                        200,718             69,491             58,468             328,677
Depreciation and Amortization
         Expense                                      9,524              4,845              1,020              15,389
Expenditures for additions to
         long-lived assets                           18,018              7,752                373              26,143


         *Consists primarily of corporate overhead expenses and unallocated corporate assets. Unallocated corporate assets consist of cash, deferred tax assets, unamortized bond offering expenses, and corporate fixed assets.

         A reconciliation of total segment operating income to consolidated income before taxes and extraordinary items is as follows:

                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
Total operating income (loss) for reportable segments            $     18,251      $    (14,580)     $      9,076
Gain on sale of equity investment                                          --                --            11,773
Interest income                                                         2,306             1,921             3,771
Interest expense                                                      (14,423)          (13,831)          (13,819)
Equity in income of joint ventures                                         --                --                --
Other                                                                      --               (51)              (20)
                                                                 ------------      ------------      ------------
Consolidated income (loss) before taxes and
         extraordinary item                                      $      6,134      $    (26,541)     $     10,781
                                                                 ============      ============      ============


         The following is revenue and long-lived asset information by geographic area for years ended September 30:

                                              REVENUES                                LONG-LIVED ASSETS
                              ----------------------------------------     ----------------------------------------
                                 2000           1999           1998           2000           1999           1998
                              ----------     ----------     ----------     ----------     ----------     ----------
United States                 $  189,140     $  145,052     $  167,523     $  102,788     $  105,543     $  113,353
Foreign                          136,167        117,321        113,820         61,417         75,613         70,951
                              ----------     ----------     ----------     ----------     ----------     ----------
                              $  325,307     $  262,373     $  281,343     $  164,205     $  181,156     $  184,304
                              ==========     ==========     ==========     ==========     ==========     ==========

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

NOTE 17 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2000 and September 30, 1999, respectively.

                                                                                        THREE MONTHS ENDED
                                                              ---------------------------------------------------------------
                                                              DECEMBER 31,         MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                                                  1999               2000            2000            2000
                                                              ------------       ------------    ------------   -------------
Revenues                                                      $     74,021       $     81,620    $     85,353    $     84,313
Gross profit                                                        17,862             19,105          19,155          19,291
Operating income (loss)                                              3,425              4,460           4,961           5,405
Net income                                                              21                565             994             921
Basic earnings (loss) per share                               $      (0.02)      $       0.00    $       0.02    $       0.02
Diluted earnings (loss) per share                             $      (0.02)      $       0.00    $       0.02    $       0.02
Basic weighted average shares outstanding                       22,407,000         22,407,000      22,407,000      22,409,000
Diluted weighted average shares outstanding                     22,429,000         22,449,000      22,459,000      22,505,000


                                                                                        THREE MONTHS ENDED
                                                              ---------------------------------------------------------------
                                                              DECEMBER 31,         MARCH 31,       JUNE 30,     SEPTEMBER 30,
                                                                  1998             1999 (1)          1999            1999
                                                              ------------       ------------    ------------   -------------
Revenues                                                      $     62,791       $     63,546    $     65,495    $     70,541
Gross profit                                                        14,798             12,113          16,392          17,426
Operating income (loss)                                                 81            (18,800)            188           3,951
Net income (loss) before extraordinary item                         (2,414)           (15,856)         (2,307)            475
Net income (loss)                                                   (2,414)           (15,457)         (2,307)            475
Basic earnings (loss) per share before extraordinary item     $      (0.13)      $      (0.74)   $      (0.13)   $       0.00
Diluted earnings (loss) per share before extraordinary item   $      (0.13)      $      (0.74)   $      (0.13)   $       0.00
Basic earnings (loss) per share after extraordinary item      $      (0.13)      $      (0.72)   $      (0.13)   $       0.00
Diluted earnings (loss) per share after extraordinary item    $      (0.13)      $      (0.72)   $      (0.13)   $       0.00
Basic weighted average shares outstanding                       22,108,000         22,113,000      22,114,000      22,117,000
Diluted weighted average shares outstanding                     22,108,000         22,115,000      22,132,000      22,176,000

         (1) During the second quarter, the Company recognized an extraordinary gain on the repurchase of debt (see Note 3) and charges for several special items (see Note 4).

To the Board of Directors
of ICO, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 30, 2000 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Houston, Texas
November 30, 2000

                                    ICO, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)


                                                 BALANCE
                                                BEGINNING   CHARGED TO                 BALANCE AT
TRADE RECEIVABLES                                OF YEAR     EXPENSES   DEDUCTIONS(1)  END OF YEAR
                                               ----------   ----------  -------------  ----------
Year ended September 30, 2000:
Allowance for uncollectible accounts -
         trade receivables .................   $    1,884   $      369   $     (258)   $    1,995
                                               ==========   ==========   ==========    ==========
Year ended September 30, 1999:
Allowance for uncollectible accounts -
         trade receivables .................   $    1,690   $    1,256   $   (1,062)   $    1,884
                                               ==========   ==========   ==========    ==========
Year ended September 30, 1998:
Allowance for uncollectible accounts -
         trade receivables .................   $      967   $      604   $      119    $    1,690
                                               ==========   ==========   ==========    ==========


(1) Due to write-offs and/or foreign currency translation differences.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

   2.1         --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO,
                    Inc. (filed as Exhibit 2.4 to Form 10- Q dated August 13,
                    1998)

   3.1         --   Articles of Incorporation of the Company dated March 20,
                    1998 (filed as Exhibit 3.1 to Form 10- Q dated August 13,
                    1998)

   3.2         --   Statement of Resolution of $6.75 Convertible Exchangeable
                    Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

   3.3         --   Certificate of Designation of Junior Participating Preferred
                    Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as
                    Exhibit 3.3 to Form 10-K dated December 23, 1998)

   3.4         --   Amended and Restated By-Laws of the Company dated May 12,
                    1999 (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).

   4.1         --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to
                    Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4
                    dated June 17, 1997)

   4.2         --   First Supplemental Indenture and Amendment dated April
                    1,1998 between the Company, as issuer, and State Street and
                    Trust Company (formerly Fleet National Bank), as trustee,
                    relating to Senior Notes due 2007 (filed as Exhibit 4.2 to
                    Form 10-Q dated May 15, 1998)

   4.3         --   Second Supplemental Indenture and Amendment dated April 1,
                    1998 between ICO P&O, Inc., a wholly owned subsidiary of the
                    Registrant, and State Street and Trust Company (formerly
                    Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15,
                    1998)

   4.4         --   Warrant Agreement -- Series A, dated as of September 1,
                    1992, between the Registrant and Society National Bank
                    (filed as Exhibit 4 to the Registrant's Annual Report on
                    Form 10-K for 1992)

   4.5         --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the
                    Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated March 15, 1996)

   4.6         --   Shareholder Rights Agreement dated April 1, 1998 by and
                    between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the
                    quarter ended March 31, 1998)

   10.1        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                    Exhibit B to the Registrant's Definitive Proxy Statement
                    dated April 27, 1987 for the Annual Meeting of Shareholders)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
   10.2        --   Second Amended and Restated 1993 Stock Option Plan for
                    Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January
                    26, 1999 for the Annual Meeting of Shareholders)

   10.3        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

   10.4        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 10,
                    1995 for the Annual Meeting of Shareholders)

   10.5        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated August 29,
                    1996 for the Annual Meeting of Shareholders)

   10.6        --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated January 23,
                    1998 for the Annual Meeting of Shareholders)

   10.7        --   Willoughby International Stockholders Agreement dated April
                    30, 1996 (filed as Exhibit 10.9 to Form S-4 dated March 15,
                    1996)

   10.8        --   Consulting Agreement-- William E. Willoughby (filed as
                    Exhibit 10.13 to Form S-4 dated March 15, 1996)

   10.9        --   Salary Continuation Agreement-- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated March 15, 1996)

   10.10       --   Addendum to Salary Continuation Agreement-- William E.
                    Willoughby (filed as Exhibit 10.15 to form S-4 dated March
                    15, 1996)

   10.11       --   Non-Competition Covenant William E. Willoughby (filed as
                    Exhibit 10.11 to Form S-4 dated March 15, 1996)

   10.12       --   Stockholders Agreement respecting voting of shares of
                    certain former Wedco common shareholders (filed as Exhibit
                    10.21 to Form S-4 dated March 15, 1996)

   10.13       --   Stockholders Agreement respecting voting of shares of
                    certain ICO common shareholders (filed as Exhibit 10.22 to
                    Form S-4 dated March 15, 1996)

   10.14       --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Asher O. Pacholder and amendments thereto
                    (filed as Exhibit 10.16 to Form 10-K dated December 29,
                    1997)

   10.15       --   Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Sylvia A. Pacholder and amendments thereto
                    (filed as Exhibit 10.17 to Form 10-K dated December 29,
                    1997).

   10.16       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                    Form 10-K dated December 23, 1998)

   10.17       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

   10.18       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder (filed as Exhibit
                    10.18 to Form 10-K dated December 17, 1999)

   10.19       --   Employment Agreement dated August 5, 1999 by and between the
                    Registrant and David M. Gerst (filed as Exhibit 10.19 to
                    Form 10-K dated December 17, 1999)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
   21**        --   Subsidiaries of the Company

   23.1**      --   Consent of Independent Accountants

   27**        --   Financial Data Schedule


----------


 ** Filed herewith