Form 10-K/A
period 2000-09-30
ICO INC
filed 2001-01-29
CIK 353567

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-10068

                                    ICO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                       76-0566682
    (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

     11490 WESTHEIMER, SUITE 1000
            HOUSTON, TEXAS                                      77077
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 721-4200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

               SECURITIES REGISTERED PURSUANT TO 12(g) OF THE ACT:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common equity held by nonaffiliates of the
               Registrant as of December 18, 2000 was $28,981,000


        The number of shares outstanding of the Registrant's Common Stock as of December 18, 2000: Common Stock, no par value was 22,686,987

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE.

AMENDMENT

         The purpose of this Amendment is to provide the information required by Items 10, 11, 12 and 13 of Part III of this report which ICO, Inc. ("ICO" or the "Registrant") originally intended to incorporate by reference from the Registrant's proxy statement for the annual meeting of stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Director Nominees

         The following table sets forth for each director and nominee for director:

         o  the name and age of such person;
         o the year during which that person first became a director (if applicable); and
         o  the principal position with ICO, if any.

The table has been prepared from information obtained from these persons.

    NAME                               AGE         DIRECTOR SINCE      POSITION WITH THE COMPANY
    ----                               ---         --------------      -------------------------

                     Class I Directors whose terms will expire 2004 (if elected or reelected)

William E. Cornelius                    52            1992             Director
Howard P. Tuckman(1)                    57             --              Director nominee
George S. Sirusas                       61            1996             Director
Robin E. Pacholder(1)                   34            1993             Director

                 Class II Directors whose terms will expire 2002

William J. Morgan                       46            1992             Director
Sylvia A. Pacholder                     58            1993             Chief Executive Officer, President and
                                                                       Director
William E. Willoughby                   80            1996             Director

                Class III Directors whose terms will expire 2003

Al O. Pacholder                         63            1990             Chairman of the Board and Chief Financial
                                                                       Officer
John F. Williamson                      62            1995             Director
Walter L. Leib                          71            1996             Director
James E. Gibson                         36            1996             Director

---------

(1) Ms. Robin E. Pacholder's term expires at the 2001 Annual Meeting and Ms. Pacholder will not stand for re-election. Dr. Tuckman has been nominated by the ICO Board of Directors to fill Ms. Pacholder's position.


         William E. Cornelius has been an independent manufacturing consultant since 1991.

         Howard P. Tuckman has been Dean of the Faculty of Management and Professor of Finance and Economics at Rutgers University since January 1999. From 1993 until December 1998, Dr. Tuckman was Dean of the Business School and Professor at Virginia Commonwealth University. Dr. Tuckman has also served as interim dean and professor at Fogelman College of Business and Economics at the University of Memphis, as a professor at Florida State University and in the Office of Management and Budget for the Executive Office of the U.S. President. Dr. Tuckman is a graduate of Cornell University and has a masters degree and a Ph.D., both in economics, from the

University of Wisconsin. Dr. Tuckman does not currently own any securities of ICO. Dr. Tuckman is on the boards of the New Jersey Symphony, the New Jersey Chamber of Commerce, University Affiliates, R-Ventures, the Sales and Marketing Executives Foundation and the Biotechnology Council of New Jersey.

         George S. Sirusas has been Senior Vice President of Sebastian Realtors since July 1998. Mr. Sirusas is retired from New Jersey Savings Bank, Somerville, New Jersey where he was employed from 1984 until the bank's merger with Summit Bank in 1995. He held the position of Vice President and Commercial Lending Officer with Summit Bank from 1995 until 1998. Mr. Sirusas was a Wedco Technology, Inc. ("Wedco") director from 1984 until its April 1996 acquisition by ICO.

         Robin E. Pacholder, a Chartered Financial Analyst (CFA), has been President of Wedco - North America since September 1998. From October 1996 to September 1998, Ms. Pacholder was Senior Vice President and General Counsel of the Company. From 1994 to October 1996, Ms. Pacholder was Senior Vice President and Associate General Counsel of Pacholder Associates, Inc. Ms. Pacholder is the spouse of David M. Gerst and the daughter of Sylvia A. Pacholder and Al O. Pacholder.

         William J. Morgan has been President and a Managing Director of Pacholder Associates, Inc., an investment advisory firm, for more than five years. He is Chairman of the Board of Directors of Pacholder High Yield Fund, Inc., a closed-end investment company, and Smith Corona Corporation, an office supply company.

         Sylvia A. Pacholder has been Chief Executive Officer of ICO since February 1995, and President since November 1994. From July 1994 to November 1994, Ms. Pacholder served as Executive Vice President, and from January 1994 to July 1994 she served as Vice President - Corporate Development of ICO. Sylvia Pacholder is the spouse of Al O. Pacholder.

         William E. Willoughby founded Wedco and was employed by Wedco as its Chairman of the Board and President from 1960 through April 1996. Mr. Willoughby is now retired.

         Al O. Pacholder has been Chairman of the Board of Directors and Chief Financial Officer of ICO since February 1995. Dr. Pacholder has been Chairman of the Board and a Managing Director of Pacholder Associates, Inc. since 1983. He serves on the boards of Southland Corporation, which owns and operates convenience stores, and Trump's Castle Associates, which owns and operates the Trump's Castle Casino Resort in Atlantic City, New Jersey. Dr. Pacholder is the spouse of Sylvia A. Pacholder, father of Robin E. Pacholder and father-in-law of David M. Gerst.

         John F. Williamson has been Chairman and President of Williamson Associates, Inc., an investment management company, since January 1996. From May of 1995 to January 1996, Mr. Williamson was Executive Vice President and Chief Financial Officer of Asset Allocation Concepts, Inc., an investment management company. Mr. Williamson serves on the Board of Directors of Pacholder High Yield Fund, Inc.

         Walter L. Leib has been Senior Partner in the law firm of Leib, Kraus, Grispin & Roth in Scotch Plains, New Jersey since its inception in 1971. Mr. Leib served as a director of Wedco from 1970 and as outside General Counsel to Wedco from its inception in 1960, until the acquisition of Wedco by ICO in April 1996.

         James E. Gibson has been employed at Pacholder Associates, Inc., first as Senior Vice President since 1992 and as Executive Vice President since 1997.

Executive Officers

         The following table sets forth the names, ages and titles of the executive officers of ICO, other than the executive officers who are also directors of ICO, as of January 8, 2001.

            NAME             AGE          POSITION WITH THE COMPANY
            ----             ---          -------------------------
       Isaac H. Joseph       45       President - ICO Worldwide, Inc.
       Jon C. Biro           34       Senior Vice President, Chief Accounting
                                      Officer and Treasurer

       David M. Gerst        42       Senior Vice President and General Counsel

         Isaac H. Joseph has been principally employed as President of ICO Worldwide, Inc. since April 1998. Mr. Joseph was Executive Vice President - Oilfield Services of ICO from November 1996 to April 1998. From July 1996 to November 1996, Mr. Joseph served as Senior Vice President - Corporate Administration and Sales. From March 1995 to June 1996, Mr. Joseph was employed as Senior Vice President - Sales.

         Jon C. Biro, a certified public accountant, has been principally employed as Controller of ICO since October 1994, as Controller and Treasurer of ICO since April 1995, and as Senior Vice President, Chief Accounting Officer and Treasurer since September 1996. Prior to that time, Mr. Biro was with Pricewaterhouse LLP, a predecessor of PricewaterhouseCoopers LLP.

         David M. Gerst, a graduate of Stanford University and the UCLA School of Law, has been Senior Vice President and General Counsel of ICO since September 1998. Mr. Gerst was Senior Vice President and General Counsel of Bayshore Industrial, Inc., a subsidiary of ICO, from February 1997 to August 1998; was a plant manager for Wedco, Inc., a subsidiary of ICO, from October 1996 to January 1997; was a general business consultant to ICO, among others, from 1995 to October 1996; and has been licensed to practice law since 1983.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires ICO's officers and directors, and persons who own more than 10% of a registered class of ICO's equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ and to furnish ICO with copies of all reports filed. Based solely on the review of the reports furnished to ICO, ICO believes that, during fiscal 2000, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were met, except for the following transactions that required a Form 4 filing: Mr. Walter L. Leib's untimely reporting of three purchase transactions in December of 1999 and September of 2000 regarding a total of 1,100 shares of Common Stock and 700 shares of Preferred Stock and Mr. George S. Sirusas' untimely reporting of one purchase transaction in October of 2000 regarding 1,000 shares of Preferred Stock. Messrs. Leib and Sirusas have now reported these transactions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the cash compensation paid by ICO to each of the four most highly compensated executive officers (other than ICO's Chief Executive Officer) and ICO's Chief Executive Officer during the fiscal years ended September 30, 2000, 1999 and 1998. Executive compensation is established by the Compensation Committee. For fiscal 2000, the Compensation Committee retained an independent compensation consultant to conduct a comprehensive survey of executive compensation. Increases for ICO executive compensation in fiscal 2000 took into account findings of the independent consultant that compensation for ICO's executives was generally below the median compensation for executives in companies in ICO's business sectors. See the "Report of the Compensation Committee of the Board of Directors on Executive Compensation" below for additional information.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                   ANNUAL COMPENSATION           SECURITIES
NAME AND                          FISCAL        ---------------------------      UNDERLYING          ALL OTHER
PRINCIPAL POSITION                YEAR          SALARY(1)          BONUS(3)      OPTIONS(#)        COMPENSATION(5)
------------------                -----         ---------         ---------      -----------       ---------------
Sylvia A. Pacholder                 2000        $363,000          $150,000           125,000            $2,600
  President and                     1999         308,000(2)              0                 0             1,200(6)
  Chief Executive Officer           1998         325,000           220,000(4)              0             2,500

Al O. Pacholder                     2000         335,000            75,000           125,000             2,600
  Chairman of the Board             1999         294,000(2)              0                 0             1,200(6)
  and Chief Financial Officer       1998         310,000           180,000(4)              0             2,500

Isaac H. Joseph                     2000         211,000            50,000            50,000             2,500
  President - Oilfield Services     1999         189,000            15,000                 0             1,200(6)
                                    1998         161,000            40,000(4)              0             1,800

Jon C. Biro                         2000         205,000            33,000            50,000             2,600
  Senior Vice President, Chief      1999         173,000            15,000                 0             1,200(6)
  Accounting Officer and            1998         131,000            40,000(4)              0             2,500
  Treasurer

David M. Gerst                      2000         172,000            25,000            50,000             2,900
  Senior Vice President and         1999         114,000            15,000                 0             1,600(6)
  General Counsel                   1998          85,000            15,000(4)              0             2,300


---------

(1)  Rounded to nearest thousand.

(2) During fiscal 1999, ICO's Chief Executive Officer and its Chairman/Chief Financial Officer voluntarily waived 10 percent of their salary. See "Report of the Compensation Committee of the Board of Directors on Executive Compensation" below.

(3) Bonuses were paid to approximately 300 employees for fiscal 2000 in amounts and pursuant to arrangements that vary by employee.

(4) Consists of a special bonus paid to these officers following a sale of an equity investment by ICO resulting in ICO recognizing a pre-tax gain of $11,773,000. The recognition of the gain and the distribution of the special bonuses occurred during the first quarter of fiscal 1998. In addition to these executive officers, approximately 800 other employees also received special bonuses.

(5) Includes ICO's matching contributions to one of ICO's Employee Stock Ownership Plans (401(k) plans).

(6) This amount has been adjusted to reflect refunds made after the date of the January 26, 2000 Proxy Statement as a result of overcontributions to the plan.

Options Granted During Fiscal 2000

         Shown below is information on grants of stock options during 2000 to the named executive officers.

                                         % OF TOTAL
                             NUMBER OF     OPTIONS                                   POTENTIAL REALIZABLE VALUE AT
                             SECURITIES   GRANTED TO                                 ASSUMED ANNUAL RATES OF STOCK
                             UNDERLYING   EMPLOYEES IN   EXERCISE                 PRICE APPRECIATION FOR OPTION TERM(2)
                              OPTIONS       FISCAL        PRICE      EXPIRATION   -------------------------------------
     NAME                    GRANTED(#)     YEAR(1)     ($/SHARE)       DATE              5%               10%
     -----                   ----------   ------------  ----------   ----------   ----------------- -------------------
Sylvia A. Pacholder            125,000          20.4%     $1.75     03/15/2010          $137,571         $348,631

Al O. Pacholder                125,000          20.4%      1.75     03/15/2010           137,571          348,631

Isaac H. Joseph                 50,000           8.1%      1.75     03/15/2010            55,028          139,452

Jon C. Biro                     50,000           8.1%      1.75     03/15/2010            55,028          139,452

David M. Gerst                  50,000           8.1%      1.75     03/15/2010            55,028          139,452

---------

(1) Based on a total of 614,000 options granted to all employees in fiscal year 2000.

(2) Calculated utilizing the assumed rate of appreciation compounded annually over the ten-year term.

Fiscal Year 2000 Option Exercises And Fiscal Year-End Value

         The following table sets forth stock options exercised by the individuals named in the Summary Compensation Table during fiscal year 2000, and the number and value of all unexercised options at fiscal year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of ICO's Common Stock on September 30, 2000.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                       OPTIONS AT SEPTEMBER 30, 2000     IN-THE-MONEY OPTIONS AT
                                SHARES                          (#)(1)                  SEPTEMBER 30, 2000 ($)(2)
                              ACQUIRED ON    VALUE     -----------------------------    -------------------------
NAME                           EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                         -------------  --------   -----------------------------    -------------------------
Sylvia A. Pacholder               0           N/A              127,000 / 0(3)                  $31,750 / 0

Al O. Pacholder                   0           N/A              131,000 / 0(3)                   32,750 / 0

Isaac H. Joseph                   0           N/A               50,000 / 0                      12,500 / 0

Jon C. Biro                       0           N/A               50,000 / 0                      12,500 / 0

David M. Gerst                    0           N/A               50,000 / 0                      12,500 / 0

---------

(1) On June 30, 2000, the individuals listed below waived stock options exercisable for an aggregate of 414,500 shares of the Common Stock of ICO:

                Sylvia A. Pacholder                                  165,000
                Al O. Pacholder                                      140,000
                Isaac H. Joseph                                       42,000
                Jon C. Biro                                           52,500
                David M. Gerst                                        15,000

(2) Based upon the $2.00 closing market value price of ICO's Common Stock at September 29, 2000 as reported on the NASDAQ Stock Market.

(3) Includes options granted under the 1993 Stock Option Plan for Non-Employee Directors.

Compensation of Directors

         Each director who is not an ICO employee received a stipend of $16,250 in fiscal year 2000. The annual non-employee director stipend was increased from $15,000 to $20,000 per year effective on July 1, 2000. In addition, each non-employee director receives a director's fee of $1,000 for each meeting of the Board of Directors or committee of the Board of Directors attended and reimbursement of actual expenses incurred. The Chairmen of the Audit and Compensation Committees also received an annual stipend of $2,000 for fiscal year 2000; this stipend has been increased to $5,000 per year effective on November 29, 2000 and will be paid to the Chairman of the Nominating Committee as well. In addition, each director who is not an employee is a participant in the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan. Under the current terms of the plan, each non-employee director is granted options to purchase 5,000 shares of Common Stock upon appointment to the Board of Directors and options to purchase 5,000 shares of Common Stock on the first business day after the date of each subsequent Annual Meeting of Shareholders. In fiscal 2000, options to purchase 5,000 shares at an exercise price of $1-13/16 per share were granted to each of Messrs. Morgan, Cornelius, Williamson, Leib, Willoughby, Sirusas and Gibson.

Employment Contracts

         ICO has employment agreements with Ms. Sylvia A. Pacholder, Dr. Al O. Pacholder, Mr. Isaac H. Joseph, Ms. Robin E. Pacholder, Mr. Jon C. Biro and Mr. David M. Gerst. The base salary of each executive is reviewed at least annually and is increased from time to time to reflect, at a minimum, increases in the cost of living. The current base salaries are as follows:

                  Sylvia A. Pacholder                           $380,000
                  Al O. Pacholder                                340,000
                  Isaac H. Joseph                                235,000
                  Robin E. Pacholder                             210,000
                  Jon C. Biro                                    210,000
                  David M. Gerst                                 210,000

         Salary increases for each executive are to be consistent with the increases given to other key executives. Once increased, executive salaries cannot be reduced. Each executive may receive an annual cash bonus in such amount as is determined by the Board. Each executive is also eligible for other benefits offered by ICO.

         The employment agreements, as amended, for Ms. Sylvia A. Pacholder and Dr. Al O. Pacholder provide for a term of employment through December 31, 2001, that is extended automatically from day to day until such time as the executive or ICO gives written notice that automatic extensions shall cease, in which event employment terminates on a date five years after such notice has been given. The employment agreements for Mr. Isaac H. Joseph, Ms. Robin E. Pacholder and Mr. Jon C. Biro provide for a term of employment through September 3, 2000, that is extended automatically from day to day until such times as the executive or ICO gives written notice that automatic extensions shall cease, in which event employment terminates on a date two years after such notice has been given. The employment agreement for Mr. David M. Gerst provides for a term of employment through August 4, 2001, that is extended automatically from day to day until such times as the executive or ICO gives written notice that automatic extensions shall cease, in which event employment terminates on a date two years after such notice has been given.

         If an executive is terminated by ICO for Cause (as defined), ICO shall pay the executive the full salary through the Date of Termination (as defined). If the employment of the executive is terminated by ICO other than for Cause or Disability (as defined) or by the executive for Good Reason (as defined below), the executive will be entitled to receive a lump sum equal to the sum of the following items: (1) the executive's annual base salary through the Date of Termination; (2) the product of (x) the number of days worked in the year of termination divided by 365, and (y) the greater of half of the executive's annual base salary in the year of termination or the executive's highest annual bonus paid during the employment period; and (3) five times (two times for Mr. Isaac H. Joseph, Ms. Robin E. Pacholder, Mr. Jon C. Biro and Mr. David M. Gerst) the sum of (x) the executive's annual base salary as of the Termination Date and
(y) the greater of half of the executive's annual base salary in the year of termination or the executive's highest annual bonus paid during the employment period.

         Good Reason means:

         o the executive ceasing for any reason to be a named executive officer, other than by death, disability or termination by the executive of employment with ICO other than for Good Reason;

              - the assignment to the executive of any duties inconsistent in any respect with the executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by the employment agreement or

              - any other action by ICO that results in a diminishment in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action which is remedied by ICO promptly after receipt of notice thereof given by the executive;

         o any failure by ICO to comply with any of the provisions of the compensation section of the agreement, other than an insubstantial and inadvertent failure which is remedied by ICO promptly after receipt of notice thereof given by the executive;

         o ICO's requiring the executive to be based at any office or location outside the greater Houston metropolitan area, except for travel reasonably required in the performance of the executive's responsibilities;

         o any purported termination by ICO of the executive's employment otherwise than as permitted by the employment agreement, it being understood that any such purported termination shall not be effective for any purpose of the agreement;

         o any failure by ICO to comply with and satisfy the section of the employment agreement requiring any parent company or successor, in the event of a change in control, by an agreement acceptable in form and substance satisfactory to the executive, guarantee and cause the performance of the employment agreement; or

         o if executive shall no longer be employed by ICO for any reason within two years after the occurrence of a change of control (as defined below).

         A change of control is defined in the employment agreements to mean a change of control of ICO during the period of an executive's employment of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K, as in effect on the date of the employment agreement, pursuant to Section 13 or 15(d) of the Exchange Act. A change of control shall be deemed to have occurred if, without limitation:

         o ICO shall not be the surviving entity in any merger, consolidation or other transaction (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of ICO) or the shareholders of ICO prior to any such merger, consolidation or other transaction do not continue to own at least 60% of the surviving entity;

         o ICO sells, leases or exchanges all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of ICO);

         o    ICO is materially or completely liquidated;

         o    a third person, including a "group" as such term is used in
              Section 13(d)(3) of the Exchange Act, becomes the beneficial owner, directly or indirectly, of

              - 50% or more of the combined voting power of ICO's outstanding voting securities ordinarily having the right to vote for the election of directors of ICO or

              - 20% or more of the combined voting power of ICO's outstanding voting securities ordinarily having the right to vote for the election of directors of ICO if such acquisition is not approved by the Board of Directors then in office immediately prior to the acquisition;

         o any person (other than ICO) purchases any voting securities of ICO in a tender or exchange offer with the intent, express or implied, of purchasing or otherwise acquiring voting control of ICO; or

         o during any consecutive two-year period, individuals who constituted the Board of Directors of ICO (together with any new directors whose election by the Board of Directors or whose nomination for election by the shareholders of ICO was approved by a vote of at least three-quarters of the directors still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office.

         If it is determined that any payment made under the employment agreement, or another plan or agreement of ICO, in the event of a change of control, would be considered a payment as defined in Section 280G of the Internal Revenue Code and is subject to excise tax under Section 4999 of the Internal Revenue Code, then the executive will be entitled to an additional "gross-up payment" that will place the executive in the same after-tax economic position as if such payment had not been considered an excess parachute payment.

         In addition to the agreements described above with the named executive officers, other ICO employees are parties to employment agreements with ICO with terms and conditions that vary by each individual employee.

Compensation Committee Interlocks And Insider Participation

         During fiscal year 2000, the Compensation Committee of the Board of Directors of ICO consisted of Messrs. William J. Morgan, William E. Cornelius and John F. Williamson. Subsequent to the end of fiscal year 2000, Mr. Morgan was replaced by Mr. Walter L. Leib.

         Dr. Al O. Pacholder, Ms. Sylvia A. Pacholder and Mr. William J. Morgan are each directors of ICO and are directors of Pacholder Associates, Inc. and are parties to the Wedco Shareholders Agreement. Mr. Morgan is also an executive officer of Pacholder Associates, Inc.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

         Set forth below is the Compensation Committee's report on executive compensation. Notwithstanding anything to the contrary, the following report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that ICO specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         The Compensation Committee of the Board of Directors (the "Committee"), composed of three members, is responsible for ICO's compensation programs. The Committee reviews, evaluates and establishes compensation levels of corporate officers and administers ICO's employee stock option plans. ICO's executive compensation programs are designed to help ICO attract, motivate and retain executive talent. In making compensation decisions, the Committee also takes into account the cyclicality of ICO's business lines and progress toward the achievement of strategic Company objectives. In addition, in fiscal year 2000, the Committee retained an independent compensation consultant (one of the "Big Five" national accounting firms) to conduct a comprehensive survey of executive compensation. The compensation consultant reviewed two sources of compensation data. The first source was published independent compensation surveys, such as the Mercer Executive Compensation Survey, the ECS Industry Report on Top Management Compensation and the William M. Mercer Energy Compensation Survey. These surveys, as a whole, analyzed executive compensation in the chemicals, plastics and energy industries, as well as the non-durable goods manufacturing sector. The second source of compensation data was proxy statements filed by oilfield services and specialty chemical companies in ICO's peer group based on annual sales levels.

         The following summarizes the Committee's compensation programs and policies and describes the bases for compensation of ICO's executive officers and its chief executive officer.

Cash Compensation

         Base Salary Program. ICO believes that offering competitive rates of base pay plays an important role in its ability to attract and retain executive talent. Discretionary base salary adjustments are also made based upon each individual employee's performance over time. Generally, executive salaries are reviewed annually based on a variety of factors including individual performance, market comparisons and ICO's overall financial condition. During fiscal 1999, ICO's Chief Executive Officer, as well as ICO's Chairman/Chief Financial Officer, voluntarily waived 10% of their salary due to the very low levels of oilfield service activity and the resulting effect on ICO's profitability. Due to improving conditions, the Compensation Committee rescinded the waiver in December 1999. Base salaries were generally increased for executive officers in fiscal 2000, both as result of improvements over fiscal 1999 results and findings in the consultant's survey that ICO executives' base salaries were generally below medians for executives at companies in ICO's business sectors.

         Annual Performance Compensation. ICO has historically provided annual performance compensation in the form of cash bonuses. The Committee's decisions are typically based upon the performance and financial condition of ICO and subjective factors including the executive officer's job performance and achievements during ICO's fiscal year. At times, special bonuses may be awarded related to specific material events which required extraordinary effort on the part of the executive officer. Cash bonuses were increased for executive officers in the 2000 fiscal year, in part because of improvements over fiscal 1999 results, (with emphasis on operational and administrative results, depending on the executive in question.) Bonuses were also increased as a result of findings in the consultant's survey that total cash compensation were generally below medians for executives at companies in ICO's business segments. During fiscal year 2000, bonuses were paid to ICO's executive officers for the reasons described above.

Long-Term Compensation

         Stock Options. Longer-term incentives, in the form of stock options, are designed to directly link a significant portion of the executive's compensation to the enhancement of Shareholder value. Additionally, stock options encourage management to focus on longer-term objectives along with annual operating performance and encourage retention of valued employees. The Committee believes that stock incentives are appropriate, not only for senior management, but also for other employees of ICO and its subsidiaries. All options provide for purchases of shares at an exercise price equal to fair market value on the date of grant. Accordingly, the Committee, from time to time, grants stock options to ICO's executive officers. The number of options is determined based upon the level and contribution of a given employee and may take into account the number of options previously granted to the employee. In the past, the Committee has generally granted incentive stock options under ICO's plans. ICO had made no option grants to the named executive officers since fiscal 1997. Additionally, the Committee took into account the consultant's survey findings that ICO's non-cash benefits were below medians for executives at companies in ICO's business sectors. As a result, the Committee determined that grants of options were appropriate in fiscal 2000.

Compensation of the Chief Executive Officer

         In determining the fiscal year 2000 compensation paid to ICO's Chief Executive Officer, the Committee took into account the executive's abilities, business experience and performance during the past fiscal year. The Committee's assessment of the Chief Executive Officer's performance included the areas of continued integration of acquired businesses, personnel development, cost control and the financial performance of ICO compared to fiscal 1999 results. The Committee, using the information provided by the independent compensation consultant, also compared the compensation levels of ICO's Chief Executive Officer to the compensation levels of chief executive officers of companies of similar size as well as companies operating in the specialty chemical and oilfield service industries. The Chief Executive's total cash compensation during fiscal 2000 was less than the median total cash compensation for the Chief Executive Officers of the companies included in the survey provided by the independent compensation consultants. The companies with which these comparisons were made were not necessarily the same as the companies included in the oilfield service and specialty chemical indices utilized in the performance graph. As with ICO's other executive officers, the Committee recommended an option grant in fiscal 2000 for the Chief Executive Officer based upon the absence of recent grants and the survey's findings with respect to non-cash compensation practices at companies in ICO's business sectors.

Compensation Deduction Limitation

         Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The Committee currently believes that ICO should be able to continue to manage its executive compensation program for named executive officers so as to preserve the related federal income tax deductions.

Summary

         The Committee believes that ICO's executive compensation policies and programs serve the interests of the stockholders and ICO effectively. The various compensation programs are believed appropriately balanced to provide motivation for executives to contribute to ICO's overall success and enhance the value of ICO for the stockholders' benefit. The Committee will continue to monitor the effectiveness of ICO's compensation programs and will make changes, when appropriate, to meet the current and future needs of ICO.

                             COMPENSATION COMMITTEE

                             William E. Cornelius
                             William J. Morgan
                             John F. Williamson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners Of More Than 5% Of Outstanding Common Stock

         The following table contains information concerning the security ownership of certain beneficial owners known to the management of ICO, based upon filings with the Securities and Exchange Commission (the "SEC"), which beneficially own more than five percent of ICO's Common Stock at the close of business on December 29, 2000. Shareholders who are a party to the Wedco Shareholders Agreement described below, who individually are not otherwise known to be beneficial record holders of more than five percent of ICO's Common Stock, have not been set forth in the following table.

                                                         AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP            PERCENT OF CLASS
------------------------------------                     --------------------            ----------------
Al O. Pacholder
11490 Westheimer, Suite 1000                                 4,327,061(1)                 18.8%(1)
Houston, Texas 77077

Sylvia A. Pacholder
11490 Westheimer, Suite 1000                                 4,236,797(1)                 18.4%(1)
Houston, Texas 77077

William E. Willoughby
607 U.S. Highway 202                                         1,689,929(1)                  7.4%(1)
Far Hills, New Jersey 07931

Dimensional Fund Advisors
1299 Ocean Avenue, 11th Floor                                1,329,732(2)                  5.9%
Santa Monica, California 90401-1005

Travis Street Partners, L.L.C.
910 Travis Street, Suite 2150                                1,158,300(3)                  5.1%
Houston, Texas  77002

Kornitzer Capital Management
5420 West 61st Place                                         3,507,696(4)                 13.8%
Shawnee Mission, Kansas 66205

Great Plains Trust Company
4705 Mission Road                                            2,033,411(5)                  8.5%
Westwood, Kansas 66205

---------

(1) This individual is a party to the Wedco Shareholders Agreement described in Item 13 below in the section entitled "Shareholder Agreements." Share amounts shown do not include, for purposes of clarity, the shares of Common Stock beneficially owned by other parties to the Wedco Shareholders Agreement because multiple parties listed in the table are party to the Wedco Shareholders Agreement and could be deemed to have beneficial ownership of the same shares. To the extent the parties to the Wedco Shareholders Agreement constitute a group, such group and its members could be deemed to be the beneficial owner of 4,680,088 shares of Common Stock or approximately 20.1% of ICO's Common Stock deemed outstanding.

(2) This information is based on the Schedule 13G filed with the SEC by the beneficial owner on February 3, 2000.

(3) This information is based on the Schedule 13D filed with the SEC by the beneficial owner on January 12, 2001.

(4) This information is based on the Schedule 13G filed with the SEC by the beneficial owner on March 29, 2000. Holdings include 743,750 shares of Common Stock and 2,763,946 shares of Common Stock it is deemed to own beneficially through holdings of 1,008,850 shares of Preferred Stock.

(5) This information is based on the Schedule 13G filed with the SEC by the beneficial owner on March 29, 2000. Holdings include 703,150 shares of Common Stock and 1,330,261 shares of Common Stock it is deemed to own beneficially through holdings of 485,550 shares of Preferred Stock.

Security Ownership of the Board of Directors and Executive Officers of the Company

         The following table sets forth, as of December 29, 2000, the shares of Common Stock beneficially owned by:

         o    each director and ICO nominee for director of ICO;

         o each current executive officer of ICO listed in the Summary Compensation Table set forth above; and

         o    all current officers and current directors of ICO as a group.

Except as otherwise set forth, such persons have sole voting power and sole dispositive power with respect to the shares beneficially owned by them. The ICO 401(k) plans (the "Plans") were amended on January 26, 2001 to provide for voting of the ICO Common Stock held in the Plans at the direction of Plans' participants. Prior to this amendment, the Plans provided for the voting of 401(k) shares at the direction of ICO. At the time of the 2000 annual meeting of the shareholders, shares held in the Plans were voted at the direction of the Plans' participants in accordance with the terms of the Plans at that time. After the date of the 2000 annual meeting of the shareholders, the administrator of the Plans was changed. At the time of this change of administrator, the Plans were also changed to provide for voting of the 401(k) shares at the direction of ICO. But, ICO did not vote the Shares in the Plans pursuant to this amendment because the Plans were amended as discussed above before a shareholder vote took place.

                                                             NUMBER OF SHARES         PERCENT OF
         NAME                                               BENEFICIALLY OWNED          CLASS
         ----                                               ------------------         ---------
         Class I Directors and Nominee
         William E. Cornelius                                     34,000(1)                 *
         Robin E. Pacholder                                       86,336(2)(3)              *
         George S. Sirusas                                        47,959(4)                 *
         Howard P. Tuckman                                             0                   --

         Class II Directors
         William J. Morgan                                       884,270(2)(5)(6)        3.9%
         Sylvia A. Pacholder                                   4,236,797(2)(6)(7)       18.4%
         William E. Willoughby                                 1,689,929(2)(8)           7.4%

         Class III Directors
         Al O. Pacholder                                       4,327,061(2)(7)(9)       18.8%
         John F. Williamson                                       37,631(10)                *
         Walter L. Leib                                          907,204(11)             4.0%
         James E. Gibson                                          28,000(12)                *

         Executive Officers Who Are Not Directors
         Isaac H. Joseph                                          53,332(13)                *
         Jon C. Biro                                              65,844(14)                *
         David M. Gerst                                           53,350(15)                *

         Named Officers, Directors and Nominees
         as a group (14 persons)                               5,086,608(2)(16)         20.5%

---------

* Less than 1% of outstanding shares.

(1) Share amounts consist of 1,000 shares of Common Stock and 33,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors.

(2) This director or executive officer is a party to the Wedco Shareholders Agreement described in Item 13 below in the Section entitled "Shareholder Agreements." Except as set forth in the notes, share amounts do not include, for purposes of clarity, the shares of Common Stock beneficially owned by other parties to the Wedco Shareholders Agreement because multiple parties listed in the table are party to such agreement and could be deemed to have beneficial ownership of the same shares. To the extent the parties to the Wedco Shareholders

     Agreement constitute a group, such group and its members could be deemed to be the beneficial owner of 4,680,088 shares of Common Stock or approximately 20.1% of the shares of Common Stock of ICO deemed outstanding (of which 4,087,635 shares of these beneficially owned shares of Common Stock were outstanding as of December 29, 2000).

(3) Share amounts include 14,700 shares of Common Stock, 1,644 Shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock, 50,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans, 11,000 shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors, and 8,992 shares of Common Stock held in ICO's 401(k) plans. Excludes shares beneficially owned by David Gerst, Ms. Pacholder's spouse, as set forth in note (15) below.

(4) Share amounts include 18,219 shares of Common Stock, 2,740 shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock and 27,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors. Common stock holdings for Mr. Sirusas include 2,379 shares held by his wife.

(5) Share amounts include 44,000 shares of Common Stock and 33,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors.

(6) Share amounts include 180,000 shares of Common Stock and 63,051 shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock held by a limited partnership, of which Dr. Pacholder and Mr. Morgan are general partners. Pursuant to an Investment Advisory Agreement, Pacholder Associates, Inc. has sole voting and investment power over such securities. Share amounts also include 415,461 shares of Common Stock, 102,879 shares of Common Stock that may be acquired through the exercise of warrants (such warrants have an exercise price of $5.00 and expire in July 2002) and 45,879 shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock owned by Pacholder Associates, Inc. Dr. Pacholder, Ms. Sylvia Pacholder and Mr. Morgan are majority owners of Pacholder Associates, Inc.

(7) Share amounts include 31,400 shares of Common Stock, 125,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans, 2,000 shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors, 4,291 shares of Common Stock held in ICO's 401(k) plans and (i) 374,873 shares of Common Stock issued in connection with acquisitions by ICO over which Ms. Sylvia Pacholder and Dr. Pacholder share voting power (but exclude 20,949 shares of Common Stock in ICO's 401(k) plans owned by recipients of ICO Common Stock in connection with the Bayshore Industrial, Inc. merger) and (ii) 2,891,963 shares of Common Stock of ICO subject to the Wedco Shareholders Agreement over which Ms. Sylvia Pacholder and Dr. Pacholder possess the power to vote on certain matters as described in Item 13 below in the section entitled "Shareholder Agreements." Ms. Sylvia Pacholder disclaims beneficial ownership of the 2,891,963 shares related to the Wedco Shareholders Agreement and the 374,873 shares related to the acquisitions. Excludes shares beneficially owned by Dr. Pacholder, Ms. Pacholder's spouse, as set forth in note (9) below; Ms. Pacholder disclaims beneficial ownership of these shares.

(8) Share amounts include 1,662,929 shares of Common Stock and 27,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors. Common Stock owned by Mr. Willoughby includes 149,139 shares owned jointly with his wife and 663,246 shares owned by his wife.

(9) Share amounts include 118,200 shares of Common Stock, 125,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans, 6,000 shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors, 3,755 shares of Common Stock held in ICO's 401(k) plans and (i) 374,873 shares of Common Stock issued in connection with acquisitions by ICO over which Ms. Sylvia Pacholder and Dr. Pacholder share voting power (but exclude 20,949 shares of Common Stock in ICO's 401(k) plans owned by recipients of ICO Common Stock in connection with the Bayshore Industrial, Inc. merger) and (ii) 2,891,963 shares of Common Stock of ICO subject to the Wedco Shareholders Agreement over which Ms. Sylvia Pacholder and Dr. Pacholder possess the power to vote on certain matters as described in Item 13 below in the section entitled "Shareholder Agreements." Dr. Pacholder disclaims beneficial ownership of the 2,891,963 shares related to the Wedco Shareholders Agreement and the 374,873 shares related to the acquisitions. Excludes shares beneficially owned by Ms. Sylvia Pacholder, Dr. Pacholder's spouse, as set forth in note (7) above; Dr. Pacholder disclaims beneficial ownership of these shares.

(10) Share amounts include 8,631 shares of Common Stock, and 29,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors. Common Stock holdings for Mr. Williamson include 437 shares owned by his wife.

(11) Share amounts include 55,021 shares of Common Stock, 4,384 shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock, 27,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors and 820,799 shares of Common Stock of ICO subject to the Wedco Shareholders Agreement over which Mr. Leib has the power to vote on certain matters as described in Item 13 below in the Section entitled "Shareholder Agreements."

(12) Share amounts include 1,000 shares of Common Stock owned jointly by Mr. Gibson and his wife and 27,000 shares of Common Stock that are issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors.

(13) Share amounts include 50,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans and 3,332 shares of Common Stock held in ICO's 401(k) plans.

(14) Share amounts include 12,000 shares of Common Stock that are jointly owned by Mr. Biro and his wife, 50,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans and 3,844 shares of Common Stock held in ICO's 401(k) plans.

(15) Share amounts include 50,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans and 3,350 shares of Common Stock held in ICO's 401(k) plans. Excludes shares beneficially owned by Robin Pacholder, Mr. Gerst's spouse, as set forth in note (3) above.

(16) Share amounts include 2,562,561 shares of Common Stock, 117,697 shares of Common Stock that may be acquired upon conversion of Convertible Exchangeable Preferred Stock, 450,000 shares of Common Stock that are issuable upon exercise of stock options granted under ICO's various employee stock option plans, 222,000 shares of Common Stock issuable upon exercise of stock options granted under the 1993 Stock Option Plan for Non-Employee Directors, 27,564 shares of Common Stock held in ICO's 401(k) plans, and 374,873 shares of Common Stock issued in connection with acquisitions over which Ms. Sylvia Pacholder and Dr. Pacholder share voting power (but exclude 20,949 shares of Common Stock in ICO's 401(k) plans owned by recipients of ICO Common Stock in connection with the Bayshore Industrial, Inc. merger).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Certain Relationships, Transactions and Agreements

         In connection with the April 30, 1996 merger of Wedco Technology, Inc. ("Wedco") into a wholly-owned subsidiary of ICO, Wedco and William E. Willoughby entered into a ten-year non-compete agreement and a five-year consulting agreement. As consideration, Mr. Willoughby will receive $300,000 payable in 60 equal monthly installments for the non-compete agreement and $240,000 per year, payable monthly, for consulting services. Mr. Willoughby and Wedco are also parties to a salary continuation agreement that provides that Mr. Willoughby's spouse will be paid a survivorship benefit of $150,000 for five years if Mr. Willoughby predeceases his spouse at a time when he is serving as a consultant to Wedco or ICO, provided, however, such payment shall terminate upon the earlier to occur of the death of his spouse or April 30, 2001.

         Robin E. Pacholder, daughter of Ms. Sylvia Pacholder and Dr. Al Pacholder and spouse of Mr. David Gerst, is the President of Wedco - North America and is a director of ICO. As described above in the section entitled "Employment Agreements," Ms. Pacholder is party to an employment agreement with ICO. Ms. Robin Pacholder's fiscal year 2000 salary and bonus was $218,000. She was granted 50,000 options under the various ICO employee stock option plans in fiscal year 2000, at a grant price of $1.75. These options expire on March 15, 2010 and are fully vested upon grant. In addition, Ms. Robin Pacholder is entitled to certain other ICO benefits, including participation in ICO's various 401(k) plans.

         Tom D. Pacholder, son of Ms. Sylvia Pacholder and Dr. Al Pacholder, is Senior Vice President-Corporate Development of Wedco. Mr. Pacholder, who has a Master's Degree from the University of Dayton, received $119,000 in compensation during fiscal 2000.

         Shareholder Agreements

         Dr. Al O. Pacholder, Sylvia A. Pacholder, Robin E. Pacholder, William
J. Morgan, Pacholder Associates, Inc., and PM Delaware, Inc. (these shareholders are collectively the "ICO Shareholders"), and William E. Willoughby, Peggy S. Willoughby, William C. Willoughby (individually and as custodian for William B. Willoughby), Regina S. Willoughby (individually and as custodian for William B. Willoughby), Fred R. Feder, Theo J.M.L. Verhoeff and Catherine Willoughby Stevens (these shareholders are collectively the "Wedco Shareholders") (the ICO Shareholders and the Wedco Shareholders are collectively the "ICO/Wedco Shareholders") and ICO are parties to a shareholders agreement (the "Wedco Shareholders Agreement") covering, in the aggregate, 4,087,635 outstanding shares of ICO's Common Stock (as of December 29, 2000). Pursuant to the agreement, the ICO/Wedco Shareholders agree to take all actions necessary or appropriate to cause the election of William E. Willoughby, Walter L. Leib and George S. Sirusas (the "Initial Wedco Directors") to the Board of Directors of ICO and to cause their reelection to the Board of Directors of ICO until the earlier of: (1) the time the Wedco Shareholders, taken a whole, beneficially own less than 1,500,000 shares of Common Stock or (2) there is a change in control (as defined below) of ICO (the "Termination Date").

         Also under the Wedco Shareholders Agreement, all the ICO Shareholders have granted irrevocable proxies coupled with an interest to Mr. Leib to vote their shares of Common Stock in favor of the slate of nominees for ICO's Board of Directors selected by the then incumbent members of the Board of Directors of ICO (the

"Nominated Slate") effective until the Termination Date. The Wedco Shareholders have granted irrevocable proxies coupled with an interest to Ms. Sylvia A. Pacholder and Dr. Al O. Pacholder to vote their shares of Common Stock of ICO also in favor of the Nominated Slate. The Wedco Shareholders' proxies are effective while any Wedco Shareholder owns any Company stock or until a change of control (as defined in the next paragraph).

         A change of control occurs under the Wedco Shareholders Agreement when
(1) any person or group becomes the beneficial owner of shares of stock or other securities of ICO either (a) constituting in excess of 50% of the shares of voting stock of ICO or (b) entitling such person or group, either immediately or with the passage of time or the occurrence of a stated event, to exercise a majority of the voting power in the election of the directors, (2) a majority of the Board of Directors of ICO ceases to be composed of the nominees of the ICO/Wedco Shareholders (the "Continuing Directors") or of persons nominated by and elected to the Board of Directors with the consent or approval of a majority of the Continuing Directors or (3) a sale, transfer, conveyance, assignment or other disposition of all or substantially all of ICO's assets, whether in liquidation, dissolution or otherwise.

         In addition, if any one of Messrs. Willoughby, Leib or Sirusas shall cease to serve as a director of ICO at any time prior to the Termination Date, the ICO/Wedco Shareholders are required to take all actions necessary and appropriate to ensure that the vacancy created shall be filled by a person nominated by the remaining Initial Wedco Directors or, if there are no remaining Initial Wedco Directors, by the Wedco Shareholders acting by a majority in interest, subject to the consent of a majority of the full Board of Directors of ICO.

         The Wedco Shareholders Agreement also provides that if one or more of the ICO/Wedco Shareholders desire to sell 500,000 or more shares of Common Stock in a single or series of related transactions (other than in connection with an underwritten public offering that would not result in a transfer or transfers of 500,000 or more shares of Common Stock to any person or group of persons) such proposed sale shall not be effective unless the proposed transferee agrees to be bound as the successor to the transferor under the agreement. The Wedco Shareholders Agreement was filed as Exhibit 10.9 to ICO's Form S-4 dated March 15, 1996.

         In connection with several acquisitions by ICO in which the sellers received shares of the Common Stock of ICO, such sellers granted certain rights to vote those shares to members of ICO's management.

         Pursuant to ICO's acquisition of Frontier Inspection Services, Inc. in April 1994, each recipient of shares of the Common Stock of ICO granted an irrevocable proxy appointing the Chairman of the Board and the President of ICO, or either of them, to vote all shares of ICO the recipient received in connection with the acquisition. The proxy expires upon the earliest of: (1) termination of employment of the recipient, (2) transfer of the shares to a person not affiliated with or an immediate family member of the recipient or (3) ten years. One of the recipients, Jack C. Cave, currently owns 78,000 shares of the Common Stock of ICO that he received in the merger and is an employee of ICO. In addition, Mr. Cave holds, in ICO's 401(k) plans, 1,590 shares of ICO Common Stock.

         Pursuant to ICO's acquisition of R.J. Dixon, Inc. in June 1995, Raymond
J. Dixon, Jr. granted an irrevocable proxy appointing the Chairman of the Board and the President of ICO, or either of them, to vote all shares of ICO he received in connection with the acquisition. The proxy expires upon the earliest of: (1) termination of employment of Mr. Dixon, (2) transfer of the shares to a person not affiliated with or an immediate family member of Mr. Dixon or (3) ten years. Mr. Dixon is an employee of ICO and currently holds 94,884 shares of the Common Stock of ICO that he received in the acquisition.

         Pursuant to ICO's acquisition of Polymer Service of Indiana, Inc. in July 1996, each recipient of shares of the Common Stock of ICO granted an irrevocable proxy appointing the Chairman of the Board and the President of ICO, or either of them, to vote all shares of ICO that the recipient is entitled to vote. The proxy expires upon the earlier of (1) transfer of the shares to a non-affiliated person or entity or (2) ten years. One of the recipients, Joe Moore, currently owns 23,942 shares of the Common Stock of ICO.

         Pursuant to ICO's acquisition of Bayshore Industrial, Inc. in December 1996, each recipient of shares of the Common Stock of ICO granted an irrevocable proxy appointing the Chairman of the Board and the President of ICO, or either of them, to vote all shares of ICO the recipient is entitled to vote. The proxy expires upon the earliest of: (1) transfer of the shares to a non-affiliated person or entity, (2) termination of employment of the recipient, (3) if either one or both of Al Pacholder and Sylvia Pacholder cease to serve as Chairman of the Board and President and Chief Executive Officer, respectively of ICO or (4) ten years. Three of the recipients, Eddie Johnson, Max Kloesel and Carol C. Munn, currently own shares of the Common Stock of ICO and are employees of ICO. They hold 60,283, 116,361 and 1,403 shares of the Common Stock of ICO, respectively. In addition, Eddie Johnson, Max Kloesel and Carol C. Munn hold, in ICO's 401(k) plans, 7,284, 10,660 and 3,005 shares of ICO Common Stock, respectively. Carol C. Munn is the beneficial owner of 20,000 shares of ICO Common Stock issuable upon the exercise of stock options granted under ICO's various employee stock option plans.

         Certain Change of Control Matters

         The following information could be deemed to relate to matters to be acted upon at the 2001 Annual Meeting.

         10-3/8% Senior Notes Due 2007

         Pacholder Associates, Inc., ("PAI") which is majority-owned by Dr. Al
O. Pacholder, Sylvia A. Pacholder and William J. Morgan, may be deemed to beneficially own the following 10-3/8% Senior Notes due 2007 of ICO (the "Senior Notes"):

         o $1,725,000 in face value owned by Pacholder High Yield Fund, Inc. for which PAI may be deemed to possess dispositive authority; and

         o $2,275,000 in face value owned by three PAI clients for which PAI may be deemed to possess dispositive authority.

The indenture pursuant to which ICO's Senior Notes were issued contains a number of covenants, including a change of control provision that requires ICO to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A change of control is defined under the indenture as:

         o the sale, lease or other disposition of all or substantially all of the assets of ICO and its restricted subsidiaries;

         o the adoption of a plan relating to the liquidation or dissolution of ICO;

         o any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of ICO; or

         o a majority of the members of the Board of Directors no longer being continuing directors.

The indenture defines continuing directors as the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the continuing directors who were members of the Board at the time of such nomination or election. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of ICO's assets.

         $6.75 Convertible Exchangeable Preferred Stock

         Pursuant to the Statement of Designation ("Statement of Designation") establishing $6.75 Convertible Preferred Exchangeable Stock (the "Preferred Stock"), holders of Preferred Stock are entitled to special conversion rights upon a change of control or a Fundamental Change (both of which are defined below).

         Upon a change of control, a holder of Preferred Stock is entitled to convert all, but not less than all, of the holder's Preferred Stock into Common Stock of ICO at the special conversion price, which is defined as the greater of $5.17 and market value (as defined in the Statement of Designation). ICO may, at its option, provide cash equal to the market value of the Common Stock multiplied by the number of shares of Common Stock into which such shares of Preferred Stock would have been convertible prior to the change of control in lieu of providing Common Stock.

         A change of control is deemed to have occurred under the Statement of Designation in the event that any person or group of persons (within the meaning of Section 13(d) of the Exchange Act) acquires beneficial ownership (as defined in the Exchange Act) of 50% of the Common Stock of ICO. A change of control will not be deemed to have occurred with respect to any transaction that constitutes a Fundamental Change.

         Upon the occurrence of a Fundamental Change, each holder of Preferred Stock is entitled to convert all, but not less than all, of the holder's Preferred Stock into the kind and amount of cash, securities, property or other assets receivable upon such a Fundamental Change by a holder of the number of shares of Common Stock into which such shares of Preferred Stock would have been convertible immediately prior to such Fundamental Change at the special conversion price. ICO or a successor corporation, as the case may be, may, at its option, provide cash equal to the market value of the Common Stock multiplied by the number of shares of Common Stock into which such shares of Preferred Stock would have been convertible prior to the change of control in lieu of providing the consideration required above. Unless converted, Preferred Stock which becomes convertible pursuant to a Fundamental Change will remain convertible into the kind and amount of cash, securities, property or other assets that the holder of the Preferred Stock would have owned immediately after the Fundamental Change if the holders had converted the Preferred Stock immediately before the effective date of the Fundamental Change.

         A Fundamental Change means:

         o the occurrence of any transaction or event in connection with which all or substantially all of the Common Stock of ICO is exchanged for, converted into or acquired for cash, securities, or other property (whether by means of an exchange offer, liquidation, tender offer, merger or otherwise); or

         o the conveyance, sale, lease, assignment, transfer or other disposal of all or substantially all of ICO's property, business or assets.

A Fundamental Change will not be deemed to have occurred with respect to either of the following transactions or events:

         o any transaction or event in which more than 50% of the consideration received by holders of Common Stock consists of Marketable Stock (as defined below), or

         o any consolidation or merger of ICO in which the holders of Common Stock of ICO immediately prior to such transaction own, directly or indirectly,

         o 50% or more of the common stock of the sole surviving corporation (or of the ultimate parent of such sole surviving corporation) outstanding at the time immediately after such consolidation or merger, and

         o securities representing 50% or more of the combined voting power of the surviving corporation's voting stock (or of voting stock of the ultimate parent of such surviving corporation) outstanding at such time.

All or substantially all regarding Common Stock means 66-2/3% or more of the aggregate outstanding amount.

         Marketable Stock means common stock of any corporation that is the successor to all or substantially all of the business or assets of ICO as a result of a Fundamental Change (or of the ultimate parent of such successor), which is listed or quoted on a national securities exchange, the NASDAQ NMS or any similar system of automated dissemination of quotations or securities prices in the United States.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                     ICO, Inc.

                                     By:    /s/ Sylvia A. Pacholder
                                        ---------------------------------------
                                            Sylvia A. Pacholder, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                     Date:   January 26, 2001

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

                      NAME                                   TITLE                                    DATE
                      ----                                   -----                                    ----
             /s/ Sylvia A. Pacholder           Chief Executive Officer, President,               January 26, 2001
         -------------------------------       Secretary & Director
               Sylvia A. Pacholder               (Principal Executive Officer)

              /s/ Al O. Pacholder              Chairman of the Board, Chief Financial            January 26, 2001
        --------------------------------       Officer & Director
                 Al O. Pacholder                 (Principal Executive Officer)

             /s/ Robin E. Pacholder            President, Wedco-North America &                  January 26, 2001
        --------------------------------       Director
               Robin E. Pacholder

                 /s/ Jon C. Biro               Senior Vice President, Chief Accounting           January 26, 2001
        --------------------------------       Officer and Treasurer
                   Jon C. Biro                   (Principal Accounting Officer)

            /s/ William E. Cornelius           Director                                          January 26, 2001
        --------------------------------
              William E. Cornelius

              /s/ James E. Gibson              Director                                          January 26, 2001
        --------------------------------
                 James E. Gibson

               /s/ Walter L. Leib              Director                                          January 26, 2001
        --------------------------------
                 Walter L. Leib

              /s/ William J. Morgan            Director                                          January 26, 2001
        ---------------------------------
                William J. Morgan

             /s/ George S. Sirusas             Director                                          January 26, 2001
        --------------------------------
                George S. Sirusas

             /s/ John F. Williamson            Director                                          January 26, 2001
        --------------------------------
               John F. Williamson

            /s/ William E. Willoughby          Director                                          January 26, 2001
        --------------------------------
              William E. Willoughby