Form 10-Q
period 2000-12-31
ICO INC
filed 2001-02-14
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000
                                               -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

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

                Common stock, without par value 22,686,987 shares
                       outstanding as of February 13, 2001

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                          PAGE
                                                                                                                        ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                  September 30, 2000..................................................................................    3

                  Consolidated Statements of Operations for the Three Months
                  ended December 31, 2000 and 1999...................................................................     4

                  Consolidated Statements of Comprehensive Income for the
                  Three Months ended December 31, 2000 and 1999.......................................................    5

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended December 31, 2000 and 1999......................................................     6

                  Notes to Consolidated Financial Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................   13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................................   19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................................   20

         Item 2.  Changes in Securities (no response required)........................................................    -

         Item 3.  Defaults upon Senior Securities (no response required)..............................................    -

         Item 4.  Submission of Matters to a Vote of Security Holders (no response required)..........................    -
         Item 5.  Other Information (no response required)............................................................    -

         Item 6.  Exhibits and Reports on Form 8-K....................................................................   20

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)



                                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                                       2000           2000
                                                                                    ------------  -------------

ASSETS
Current assets:
      Cash and cash equivalents                                                      $  31,093      $  38,955
      Trade accounts receivables (less allowance for doubtful accounts of $2,108
         and $1,995, respectively)                                                      62,142         59,349
      Inventories                                                                       28,291         29,412
      Deferred tax asset                                                                 2,591          2,936
      Prepaid expenses and other                                                         3,530          4,320
                                                                                     ---------      ---------
         Total current assets                                                          127,647        134,972
                                                                                     ---------      ---------
      Property, plant and equipment, net                                               105,092        104,749
      Goodwill                                                                          50,925         50,293
      Deferred tax asset                                                                 3,926          3,417
      Debt offering costs                                                                3,062          3,178
      Other                                                                              2,211          2,568
                                                                                     ---------      ---------
      Total assets                                                                   $ 292,863      $ 299,177
                                                                                     =========      =========

LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt
      Accounts payable                                                               $  10,413      $  10,339
      Accrued interest                                                                  20,712         25,307
      Accrued salaries and wages                                                         1,062          4,129
      Income taxes payable                                                               2,300          3,070
      Other accrued expenses                                                             1,959          2,809
         Total current liabilities                                                      11,259         11,600
                                                                                     ---------      ---------
                                                                                        47,705         57,254

Deferred income taxes                                                                    5,539          5,143
Long-term liabilities                                                                    1,379          1,272
Long-term debt, net of current portion                                                 140,991        140,236
                                                                                     ---------      ---------
      Total liabilities                                                                195,614        203,905
                                                                                     ---------      ---------

Commitments and contingencies
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                              13             13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                          --             --
      Common stock, without par value - 50,000,000 shares authorized;
         22,686,987 and 22,678,107 shares issued and outstanding, respectively          40,257         40,236
      Additional paid-in capital                                                       105,333        105,333
      Accumulated other comprehensive loss                                             (11,069)       (13,230)
      Accumulated deficit                                                              (37,285)       (37,080)
                                                                                     ---------      ---------
      Total stockholders' equity                                                        97,249         95,272
                                                                                     ---------      ---------
      Total liabilities and stockholders' equity                                     $ 292,863      $ 299,177
                                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------

Revenues:
     Petrochemical processing sales and services     $ 49,558      $ 52,044
     Oilfield sales and services                       30,932        21,977
                                                     --------      --------
Total net revenues                                     80,490        74,021
                                                     --------      --------

Cost and expenses:
     Cost of sales and services                        62,328        56,159
     Selling, general and administrative               10,384        10,338
     Depreciation                                       3,218         3,453
     Amortization of intangibles                          616           646
                                                     --------      --------
                                                       76,546        70,596
                                                     --------      --------
Operating income                                        3,944         3,425
                                                     --------      --------

Other income (expense):
     Interest income                                      577           427
     Interest expense                                  (3,625)       (3,482)
                                                     --------      --------
                                                       (3,048)       (3,055)
                                                     --------      --------

Income before taxes                                       896           370
Provision for income taxes                                557           349
                                                     --------      --------
Net income                                                339            21

Preferred stock dividends                                 544           544
                                                     --------      --------
Net loss applicable to common stock                  $   (205)     $   (523)
                                                     ========      ========

Basic and diluted loss per share (see Note 3)        $   (.01)     $   (.02)
                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (Unaudited and in thousands)



                                                      THREE MONTHS
                                                    ENDED DECEMBER 31,
                                                    -------------------
                                                     2000         1999
                                                    -------     -------

Net Income                                          $   339     $    21

Other comprehensive income (loss)
     Foreign currency translation adjustment          2,054      (1,759)
     Unrealized gain on foreign currency hedges         107          --
                                                    -------     -------
Comprehensive income (loss)                         $ 2,500     $(1,738)
                                                    =======     =======

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)



                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                              2000          1999
                                                                            --------      --------

Cash flows from operating activities:
     Net income                                                             $    339      $     21

Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization                                             3,834         4,099
     Receivables                                                              (1,673)       (2,928)
     Inventories                                                               1,846        (2,156)
     Prepaid expenses and other assets                                         1,100          (391)
     Income taxes payable                                                       (861)          828
     Deferred taxes                                                              231          (261)
     Accounts payable                                                         (5,411)        4,143
     Accrued interest                                                         (3,067)       (3,091)
     Accrued expenses                                                         (1,449)       (3,003)
                                                                            --------      --------
              Total adjustments                                               (5,450)       (2,760)
                                                                            --------      --------
         Net cash used for operating activities                               (5,111)       (2,739)
                                                                            --------      --------

Cash flows used for investing activities:
     Capital expenditures                                                     (2,017)       (2,676)
     Dispositions of property, plant and equipment                               116            79
                                                                            --------      --------
         Net cash used for investing activities                               (1,901)       (2,597)
                                                                            --------      --------

Cash flows provided by (used for) financing activities:
     Payment of dividend on preferred stock                                     (544)         (544)
     Additional debt                                                             575         1,202
     Reductions of debt                                                         (917)         (630)
                                                                            --------      --------
         Net cash provided by (used for) financing activities                   (886)           28
                                                                            --------      --------
Effect of exchange rates on cash                                                  36          (173)
                                                                            --------      --------
Net decrease in cash and equivalents                                          (7,862)       (5,481)

Cash and equivalents at beginning of period                                   38,955        37,439
                                                                            --------      --------
Cash and equivalents at end of period                                       $ 31,093      $ 31,958
                                                                            ========      ========

Supplemental disclosures of cash flow information: Cash received (paid)
     during the period for:
         Interest received                                                  $    625      $    338
         Interest paid                                                        (6,687)       (6,543)
         Income taxes paid                                                    (1,355)         (175)

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2000 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999 and the changes in its cash position for the three months ended December 31, 2000 and 1999. Results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. As required, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," October 1, 2000. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 was not material to the Company's financial statements.

     Certain reclassifications have been made to prior year amounts in order to conform to current year classifications.

NOTE 3. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding and in accordance with SFAS 128, "Earnings per Share". During the three months ended December 31, 2000 and December 31, 1999, the potentially dilutive effects of the Company's exchangeable preferred stock (would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total amount of anti-dilutive securities for the three months ended December 31, 2000 and 1999 were 5,629,000 and 5,691,000, respectively.


                                                                   THREE MONTHS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------------
                                                    2000                                      1999
                                    --------------------------------------------      --------------------------------------------
                                                                 (In thousands, except share data)

                                      Income            Shares          Amount          Income            Shares         Amount
                                    -----------       ----------     -----------      -----------       ----------     -----------

Net Income                          $       339                                       $        21
Less: Preferred stock dividends             544                                               544
                                    -----------                                       -----------
BASIC EPS                                  (205)      22,686,987     $      (.01)            (523)      22,406,506     $      (.02)
                                                                     ===========                                       ===========

EFFECT OF DILUTIVE SECURITIES
   Options                                   --               --                               --               --
                                    -----------      -----------                      -----------      -----------
DILUTED EPS                         $      (205)      22,686,987     $      (.01)     $      (523)      22,406,506     $      (.02)
                                    ===========      ===========     ===========      ===========      ===========     ===========

NOTE 4. INVENTORIES

     Inventories consisted of the following:


                    DECEMBER 31, 2000    SEPTEMBER 30, 2000
                    -----------------    ------------------
                               (In thousands)

Finished Goods           $13,045             $13,073
Raw Materials             10,511              11,668
Supplies                   3,376               3,441
Work in Progress           1,359               1,230
                         -------             -------
                         $28,291             $29,412
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

     There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three months ended December 31, 2000 and 1999 is shown in the following tables.

                               Petrochemical              Other
                                Processing   Oilfield  Reconciling
                                 Services    Services     Items*        Total
                               ------------- --------  -----------     -------
THREE MONTHS ENDED                             (in thousands)
DECEMBER 31, 2000
Revenues                          $49,558     $30,932     $    --      $80,490
Operating Income (Loss)             1,057       4,965      (2,078)       3,944
Depreciation                        1,862       1,248         108        3,218
Amortization of intangibles           429          64         123          616
Expenditures for additions to
   long-lived assets                1,260         746          11        2,017

THREE MONTHS ENDED
DECEMBER 31, 1999
Revenues                           52,044      21,977          --       74,021
Operating Income (Loss)             4,298       1,949      (2,822)       3,425
Depreciation                        2,086       1,257         110        3,453
Amortization of intangibles           462          64         120          646
Expenditures for additions to
   long-lived assets                1,570         968         138        2,676

     * Consists primarily of corporate overhead expenses and capital expenditures.

                               Petrochemical              Other
                                Processing   Oilfield  Reconciling
                                 Services    Services    Items**        Total
                               ------------- --------  -----------     -------
                                              (in thousands)
AS OF DECEMBER 31, 2000
Total Assets                     $173,965    $ 77,994    $ 40,904     $292,863

     ** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate fixed assets.

     A reconciliation of total segment operating income to consolidated income before taxes is as follows:

                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                   --------------------
                                                    2000          1999
                                                   -------      -------
                                                     (in thousands)

Total operating income for reportable segments     $ 3,944      $ 3,425
Interest income                                        577          427
Interest expense                                    (3,625)      (3,482)
                                                   -------      -------
Consolidated income (loss) before income taxes     $   896      $   370
                                                   =======      =======

NOTE 6. LEGAL PROCEEDINGS

     The Company is a named defendant in four cases involving four plaintiffs, for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The cases were initiated on May 13, 1991 (by Odilon Martinez, et al., in Texas state court in Ector County); November 21, 1991 (by Roberto Bustillos, et al., in Texas state court in Ector County); August 25, 1992 (by James Glidwell, et al., in Texas state court in Ector County); and January 4, 2000 (by Pilar Olivas, et al., in Texas state court in Harris County). For the most part, the Company is generally protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for intentional tort. The standard of liability applicable to all of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. One suit against the Company, which was settled and came to an end in the fourth quarter of fiscal 2000, involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law, although even if such circumvention had occurred, the Company believed that this litigation, referred to as the Roark litigation, would not have had a material adverse effect on the financial condition or results of operations of the Company. As described in more detail below, the Roark litigation named the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants and fell within the provisions of an agreement between the Company and Baker Hughes that limited the Company's obligations in the litigation. During the fourth quarter of fiscal 2000, the Company, Baker Hughes and the plaintiff in the Roark litigation entered into a settlement that brought an end to the Roark litigation. The terms of the settlement did not have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is limited to $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas, and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material.

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

     On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of ICO's claims, ordered that ICO have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500,000, the Court of Appeals remanded the cause to the trial court for further proceedings. The Court of Appeals overruled ICO's motion for rehearing and rehearing en banc. ICO filed a petition for review in the Texas Supreme Court and the Texas Supreme Court denied ICO's petition for review on February 8, 2001. ICO will be filing a motion for rehearing from the Texas Supreme Court's denial of ICO's petition for review. Depending upon the Texas Supreme Court's ruling on that motion for rehearing, ICO may seek further relief in the district court on the portion of the case remanded by the Court of Appeals.

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

     OCTL paid $2,400,000 for the FCA and $2,800,000 for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce, OCTL claims, among other items, it did not receive technical assistance, spare parts, and certain raw materials that were necessary for its oil field tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes Incorporated prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to ICO's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November, 2000. While the total amount of OCTL's claims remain unclear, it has alleged approximately $8,700,000 in losses due to past contractual breaches, plus approximately $7,900,000 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches, and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously. Regardless of the liability of facts, about which the Company has no knowledge at this point, the Company believes the damage claim is exaggerated. The Company, Baker Hughes, and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay any award the ICC arbitral panel may enter.

     The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, demand for the Company's products and services, future growth plans, oil and gas company spending, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate", "believe", "estimate", "intend", "expect", "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the state of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

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

     Gross profits as a percentage of revenue for the distribution and concentrate manufacturing businesses generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's petrochemical processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as toll processing). The Company's distribution businesses are, however, less capital intensive relative to the Company's other petrochemical businesses, and both the distribution and concentrate manufacturing businesses generated good returns on invested capital. Performing distribution activities also allows the Company's processing operations to be scheduled more efficiently and enhances the Company's relationships with the end users of the processed material.

     Demand for the Company's petrochemical processing products and services tends to be driven by overall economic factors and , particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to destock their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often build their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's petrochemical processing revenues tends to be seasonal with customer demand being weakest during the Company's first fiscal quarter, due to the holiday season and in the U.S. also due to property taxes levied on customers' inventories on December 31 of each year. The Company's fourth fiscal quarter also tends to be soft, in terms of customer demand, due to vacation periods in the Company's European markets.

     The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends were attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and a decline in demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened. Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first quarter of fiscal 2001, the price of oil rose to an average of $31.97 per barrel and natural gas prices rose to an average of $6.44 per mcf. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, with the U.S. rig count rising to an average of 1,075 during the first quarter of fiscal 2001. Furthermore, the Company believes that many oil and gas companies will increase their capital spending levels in calendar year 2001, compared to the year 2000. While the predicted increase in spending is not assured, if correct, the demand for the Company's oilfield services should continue to improve. The Company is also optimistic that, if oil and gas prices remain at or near their present levels, market conditions will remain very favorable for the Company's oilfield services.

LIQUIDITY AND CAPITAL RESOURCES

     The following are considered by management as key measures of liquidity applicable to the Company:

                            DECEMBER 31, 2000    SEPTEMBER 30, 2000
                            -----------------    ------------------

Cash and cash equivalents     $31,093,000           $38,955,000
Working capital                79,942,000            77,718,000
Current ratio                         2.7                   2.4
Debt-to-capitalization           .61 to 1              .61 to 1

     Cash and cash equivalents decreased $7,862,000 during the three months ended December 31, 2000 due to the factors described below. The Company's net working capital increased during the three months ended December 31, 2000 from $77,718,000 at September 30, 2000 to $79,942,000 at December 31, 2000 as a
result of the factors described below.

     For the three months ended December 31, 2000, cash used for operating activities increased to $5,111,000 from $2,739,000 for the three months ended December 31, 1999. The increase in cash used for operating activities occurred despite higher net income due to the various changes in working capital accounts (particularly changes of inventory and accounts payable).

     Capital expenditures totaled $2,017,000 during the three months ended December 31, 2000, of which $1,260,000 related to the petrochemical processing business, $746,000 related to the oilfield services business, and the remaining were general corporate expenditures. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2001 capital expenditure requirements.

     Cash flows used for financing activities decreased to cash used of $886,000 during the three months ended December 31, 2000 from cash provided of $28,000 during the three months ended December 31, 2000. The decrease was primarily the result of lower borrowings.

     As of December 31, 2000, the Company had approximately $11,857,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the foreign credit facilities will be an adequate source of liquidity for the remainder of fiscal 2001.

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

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED DECEMBER 31,
                                         --------------------------------------------
                                                        % OF                    % OF
NET REVENUES (000'S)                      2000          TOTAL      1999         TOTAL
                                         -------        -----    -------        -----

Distribution                             $18,928          38     $22,767          44
Size Reduction Services and
   Other Sales and Services               10,325          21      11,206          21
Compounding Sales and Services            20,305          41      18,071          35
                                         -------         ---     -------         ---
Total Petrochemical Processing            49,558         100      52,044         100
                                         -------                 -------
Exploration Sales and Services            10,835          35       6,626          30
Production Sales and Services              9,715          32       8,426          38
Corrosion Control Sales and Services       7,203          23       4,792          22
Other Sales and Services                   3,179          10       2,133          10
                                         -------         ---     -------         ---
Total Oilfield Services Revenues          30,932         100      21,977         100
                                         -------                 -------
Total                                    $80,490                 $74,021
                                         =======                 =======

                                           THREE MONTHS ENDED DECEMBER 31,
                                     ----------------------------------------------
                                                     % OF                     % OF
OPERATING PROFIT (LOSS) (000'S)       2000           TOTAL      1999          TOTAL
                                     -------         -----     -------        -----
Petrochemical Processing             $ 1,057           18      $ 4,298          69
Oilfield Services                      4,965           82        1,945          31
                                     -------          ---      -------         ---
Total Operations                       6,022          100        6,247         100
General Corporate Expenses            (2,078)                   (2,822)
                                     -------                   -------
Total                                $ 3,944                   $ 3,425
                                     =======                   =======

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

REVENUES.

     First quarter fiscal 2001 revenues improved to $80,490,000, an increase of $6,469,000 or 9%. The increase was due to revenue improvements of the Company's oilfield service business, partially offset by a revenue decline within the Petrochemical Processing business.

     Petrochemical processing revenues declined $2,486,000 (5%) during the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. The decline resulted from lower size reduction and distribution revenues, partially offset by an increase in compounding revenues. Size reduction revenues were $10,325,000 during the first quarter of fiscal 2001, a decline of $881,000 (8%). This decline was driven by weakness in the Company's European markets where customer demand dropped during the quarter. Additionally, the strength of the U.S. Dollar, which rose almost 16% versus the Euro during the quarter, had the effect of reducing overall European revenues $3,439,000. The softening demand is the result of a decline in polymer prices and increased competitive pressures in certain markets, as well as a general slowing of many European economies. A decline in polymer prices tends to reduce demand for the Company's petrochemical processing services as customers seek to minimize inventories. Also, falling resin prices ultimately reduces revenues from distribution and other services that involve the purchase and resale of polymers. Compounding revenues increased $2,234,000 (12%) during the first quarter of fiscal 2001 to $20,305,000. This increase is mostly due to the capacity expansion during the past year at the Company's largest compounding facility in LaPorte, Texas. Distribution revenues declined $3,839,000 (17%) to $18,928,000 due to lower revenues in Europe and Southeast Asia. The European decline was primarily due to lower sales volumes resulting from the factors described above and the strengthening of the U.S. Dollar versus the Euro. The Southeast Asian decline was driven by factors similar to those affecting the Company's European markets.

     Oilfield Service revenues increased $8,955,000 or 41% to $30,932,000 during the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. All major product lines within Oilfield Services experienced revenue growth during the quarter. Strong customer demand for the Company's Oilfield Services is being driven by higher oil and gas prices and, in turn, higher rig counts. Compared to the first quarter of fiscal 2000, the average U.S. benchmark oil price increased 23% to $31.97, the average benchmark natural gas price increased 160% to $6.44, the average U.S. drilling rig count increased 28% to 1,075, and the average Canadian drilling rig count increased 11% to 378, during the first quarter of fiscal 2001. Demand is very strong for the Company's Oilfield Services, and the Company believes that demand is likely to remain strong if oil and gas prices remain at or near their current levels.

COST AND EXPENSES

     Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 22.6% in the first quarter of fiscal 2001 compared to 24.1% in the first quarter of fiscal 2000. The decline occurred due to a gross margin decline in the Petrochemical Processing business segment, partially offset by the improvement of gross margins within the Oilfield Service business segment.

     Petrochemical processing gross margins declined to 17.3% during the first quarter of fiscal 2001 compared to 22.7% during the same quarter of fiscal 2000. The gross margin decline was the result of lower revenues caused by a combination of lower volumes and, to a lesser extent, lower selling prices, a less favorable revenue mix and the fact that distribution gross margins declined as a result of falling polymer prices and competitive pressures.

     Oilfield Service gross margins improved to 31.0% during the first quarter of fiscal 2001 compared to 27.6% during the first quarter of fiscal 2000. The improvement is mostly due to the benefits of higher volumes, resulting from increased customer demand and, to a lesser extent, modest pricing improvements.

     Depreciation and amortization expenses decreased from $4,099,000 during the first quarter of fiscal 2000 to $3,834,000 during the same quarter of fiscal 2001. This decline was the result of the effects of the strengthening U.S. Dollar, partially offset by the impact of capital expenditures.

     Selling, general and administrative expenses increased slightly to $10,384,000 during the first quarter of fiscal 2001, compared to $10,338,000 during the same quarter of fiscal 2000. The increase was primarily the result of higher Oilfield Service selling, general and administrative expenses consistent with the 41% revenue increase, offset, in part, by lower corporate overhead expenses. As a percentage of revenues, selling, general and administrative expenses improved to 12.9% in the first quarter of fiscal 2001, compared to 14.0% for the same quarter of fiscal 2000.

OPERATING INCOME

     Operating income increased from $3,425,000 for the three months ended December 31, 1999, to $3,944,000 for the three months ended December 31, 2000. This increase was due to the changes in revenues and costs and expenses discussed above.

INCOME TAXES

     The Company's effective income tax rate decreased to 62% during the three months ended December 31, 2000 compared to 94% during the three months ended December 31, 1999. The tax rate decrease was due to the relation between pre-tax income and permanent differences, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

NET INCOME

     For the three months ended December 31, 2000, the Company had net income of $339,000 compared to net income of $21,000 for the same period in fiscal 2000, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

     The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2000 compared to the exchange rates used to translate the three months ended December 31, 1999.

                                     THREE MONTHS ENDED
                                     DECEMBER 31, 2000
                                     -----------------

Net revenues                           $(4,580,890)
Earnings before interest, taxes,
    depreciation, and amortization        (321,837)
Operating income                           (97,165)
Pre-tax income                             (22,390)
Net income                                 (33,211)

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

     The following table summarizes the Company's market-sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET                                            DECEMBER 31, 2000
FINANCIAL INSTRUMENTS               ------------------------------------------------------------------
---------------------               US$ EQUIVALENT          WEIGHTED AVERAGE
Variable interest rate debt:         IN THOUSANDS            INTEREST RATE           EXPECTED MATURITY
                                     ------------           ----------------         -----------------

CURRENCY DENOMINATION

Dutch Guilders                         $   462                   6.04%               less than one year
British Pounds Sterling                  2,259                   7.25%               less than one year
French Francs                               42                   5.69%               less than one year
Italian Lira                             3,306                   5.61%               less than one year
New Zealand Dollar                         800                   7.76%               less than one year
Swedish Krona                              214                   4.95%               less than one year
Australian Dollar                           87                   8.75%               less than one year

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:
Contract Amount                               US$1,000
Average Contractual Exchange Rate             (NZ$/US$)    .4145
Expected Maturity Dates                       January 2001 through April 2001

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amount                               US$923
Average Contractual Exchange Rate             (A$/US$)     .5363
Expected Maturity Dates                       January 2001 through April 2001

RECEIVE US$/PAY FRENCH FRANCS
Contract Amount                               US$150
Average Contractual Exchange Rate             (FRF/US$)    .1378
Expiration Date                               December, 2001

ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                              DECEMBER 31, 1999
---------------------                     US$ EQUIVALENT            WEIGHTED AVERAGE
Variable interest rate long-term debt:     IN THOUSANDS               INTEREST RATE           EXPECTED MATURITY
                                          --------------           ------------------         -----------------
CURRENCY DENOMINATION

Dutch Guilders                               $ 1,583                     4.50%                less than one year
British Pounds Sterling                          726                     6.81%                less than one year
French Francs                                     58                     3.74%                              2001
Italian Lira                                   4,432                     3.55%                less than one year
Canadian Dollar                                3,762                     7.48%              various through 2004

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

Forward Exchange Agreements (in 000s):

RECEIVE US$/PAY NZ$:

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

     (b) There were no reports on Form 8-K during the Company's first fiscal quarter.

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                             EXHIBIT

  2.1        --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc.
                  (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)

  3.1        --   Articles of Incorporation of the Company dated March 20, 1998
                  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)

  3.2        --   Statement of Resolution of $6.75 Convertible Exchangeable
                  Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to
                  Form 10-K dated December 23, 1998)

  3.3        --   Certificate of Designation of Junior Participating Preferred
                  Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as
                  Exhibit 3.3 to Form 10-K dated December 23, 1998)

  3.4        --   Amended and Restated By-Laws of the Company dated May 12, 1999
                  (filed as Exhibit 3.4 to Form 10-Q dated May 14, 1999).

  4.1        --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated
                  June 17, 1997)

  4.2        --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust
                  Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

  4.3        --   Second Supplemental Indenture and Amendment dated April 1,
                  1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet
                  National Bank), as trustee, relating to Senior Notes due 2007
                  (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

  4.4        --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National Bank (filed as
                  Exhibit 4 to the Registrant's Annual Report on Form 10-K for
                  1992)

  4.5        --   Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to
                  Form S-4 dated March 15, 1996)

  4.6        --   Shareholder Rights Agreement dated April 1, 1998 by and
                  between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

  10.1       --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit
                  B to the Registrant's Definitive Proxy Statement dated April
                  27, 1987 for the Annual Meeting of Shareholders)

  10.2       --   Second Amended and Restated 1993 Stock Option Plan for
                  Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the
                  Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual Meeting of Shareholders)

  10.3       --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

  10.4       --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

  10.5       --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)

  10.6       --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated January 23, 1998 for the Annual Meeting of Shareholders)

  10.7       --   Willoughby International Stockholders Agreement dated April
                  30, 1996 (filed as Exhibit 10.9 to Form S-4 dated March 15,
                  1996)

  10.8       --   Consulting Agreement -- William E. Willoughby (filed as
                  Exhibit 10.13 to Form S-4 dated March 15, 1996)

EXHIBIT NO.                             EXHIBIT

  10.9       --   Salary Continuation Agreement -- William E. Willoughby (filed as Exhibit 10.14 to Form S-4 dated March 15, 1996)

  10.10      --   Addendum to Salary Continuation Agreement -- William E.
                  Willoughby (filed as Exhibit 10.15 to form S-4 dated March 15,
                  1996)

  10.11      --   Non-Competition Covenant William E. Willoughby (filed as
                  Exhibit 10.11 to Form S-4 dated March 15, 1996)

  10.12      --   Stockholders Agreement respecting voting of shares of certain former Wedco common shareholders (filed as Exhibit 10.21 to Form S-4 dated March 15, 1996)

  10.13      --   Stockholders Agreement respecting voting of shares of certain
                  ICO common shareholders (filed as Exhibit 10.22 to Form S-4 dated March 15, 1996)

  10.14      --   Employment Agreement dated April 1, 1995 by and between the
                  Registrant and Asher O. Pacholder and amendments thereto
                  (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

  10.15      --   Employment Agreement dated April 1, 1995 by and between the
                  Registrant and Sylvia A. Pacholder and amendments thereto
                  (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

  10.16      --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form
                  10-K dated December 23, 1998)

  10.17      --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to
                  Form 10-K dated December 23, 1998)

  10.18      --   Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder (filed as Exhibit 10.18 to Form 10-K dated December 17, 1999)

  10.19      --   Employment Agreement dated August 5, 1999 by and between the
                  Registrant and David M. Gerst (filed as Exhibit 10.19 to Form
                  10-K dated December 17, 1999)

  10.20**    --   Amendment dated September 4, 1998 to Employment Agreement
                  dated April 1, 1998 by and between the registrant and Asher O.
                  Pacholder

  10.21**    --   Amendment dated September 4, 1998 to Employment Agreement
                  dated April 1, 1998 by and between the registrant and Sylvia
                  A. Pacholder

  21         --   Subsidiaries of the Company (Filed as exhibit 21 to Form 10-K dated December 19, 2000)

----------

     **   Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ICO, Inc.
                                       ---------------------------------------
                                       (Registrant)


                                       /s/ Asher O. Pacholder
                                       ---------------------------------------
February 13, 2001                      Asher O. Pacholder
                                       Chairman and Chief Financial Officer
                                       (Principal Financial Officer)


                                       /s/ Jon C. Biro
                                       ---------------------------------------
                                       Jon C. Biro
                                       Senior Vice President, Chief Accounting
                                       Officer and Treasurer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT

  10.20**    --   Amendment dated September 4, 1998 to Employment Agreement
                  dated April 1, 1998 by and between the registrant and Asher O.
                  Pacholder

  10.21**    --   Amendment dated September 4, 1998 to Employment Agreement
                  dated April 1, 1998 by and between the registrant and Sylvia
                  A. Pacholder

----------

     **   Filed herewith