Form 10-Q
period 2001-03-31
ICO INC
filed 2001-05-15
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


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


                Common stock, without par value 22,706,987 shares
                         outstanding as of May 10, 2001

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                          PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 and
                  September 30, 2000..................................................................................    3

                  Consolidated Statements of Operations for the Three and Six Months
                  Ended March 31, 2001 and 2000.......................................................................    4

                  Consolidated Statements of Comprehensive Income (Loss) for the
                  Three and Six Months Ended March 31, 2001 and 2000..................................................    5

                  Consolidated Statements of Cash Flows for the
                  Three and Six Months Ended March 31, 2001 and 2000..................................................    6

                  Notes to Consolidated Financial Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................   13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................................   20


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................................   22

         Item 2.  Changes in Securities (no response required)........................................................    -

         Item 3.  Defaults upon Senior Securities (no response required)..............................................    -

         Item 4.  Submission of Matters to a Vote of Security Holders (no response required)..........................    -

         Item 5.  Other Information (no response required)............................................................    -

         Item 6.  Exhibits and Reports on Form 8-K....................................................................   22

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)


                                                                                       MARCH 31,      SEPTEMBER 30,
                                                                                         2001             2000
                                                                                       ---------      -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $  33,865        $  38,955
      Trade accounts receivables (less allowance for doubtful accounts of $2,238
         and $1,995, respectively)                                                        64,714           59,349
      Inventories                                                                         25,622           29,412
      Deferred tax asset                                                                   2,759            2,936
      Prepaid expenses and other                                                           3,772            4,320
                                                                                       ---------        ---------
         Total current assets                                                            130,732          134,972
                                                                                       ---------        ---------
Property, plant and equipment, net                                                       101,696          104,749
Goodwill                                                                                  49,177           50,293
Deferred tax asset                                                                         4,457            3,417
Debt offering costs                                                                        2,946            3,178
Other                                                                                      1,935            2,568
                                                                                       ---------        ---------
      Total assets                                                                     $ 290,943        $ 299,177
                                                                                       =========        =========

LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:

      Short-term borrowings and current portion of long-term debt
      Accounts payable                                                                 $   9,234        $  10,339
      Accrued interest                                                                    24,779           25,307
      Accrued salaries and wages                                                           4,114            4,129
      Income taxes payable                                                                 1,427            3,070
      Other accrued expenses                                                               2,016            2,809
         Total current liabilities                                                        11,553           11,600
                                                                                       ---------        ---------
                                                                                          53,123           57,254

Deferred income taxes                                                                      5,197            5,143
Long-term liabilities                                                                      1,275            1,272
Long-term debt, net of current portion                                                   139,037          140,236
                                                                                       ---------        ---------
      Total liabilities                                                                  198,632          203,905
                                                                                       ---------        ---------

Commitments and contingencies
Stockholders' equity:

      Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                                13               13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                            --               --
      Common stock, without par value - 50,000,000 shares authorized;
         22,686,987 and 22,678,107 shares issued and outstanding, respectively            40,257           40,236
      Additional paid-in capital                                                         105,333          105,333
      Accumulated other comprehensive loss                                               (14,581)         (13,230)
      Accumulated deficit                                                                (38,711)         (37,080)
                                                                                       ---------        ---------
      Total stockholders' equity                                                          92,311           95,272
                                                                                       ---------        ---------
      Total liabilities and stockholders' equity                                       $ 290,943        $ 299,177
                                                                                       =========        =========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)


                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        MARCH 31,                         MARCH 31,
                                                               --------------------------        --------------------------
                                                                 2001             2000             2001             2000
                                                               ---------        ---------        ---------        ---------
Revenues:
     Petrochemical processing sales and services               $  52,913        $  54,761        $ 102,471        $ 106,805
     Oilfield sales and services                                  34,187           26,859           65,119           48,836
                                                               ---------        ---------        ---------        ---------
Total net revenues                                                87,100           81,620          167,590          155,641
                                                               ---------        ---------        ---------        ---------
Cost and expenses:
     Cost of sales and services                                   67,440           62,515          129,768          118,674
     Selling, general and administrative                          12,047           10,475           22,431           20,813
     Depreciation                                                  3,368            3,513            6,586            6,966
     Amortization of intangibles                                     608              657            1,224            1,303
     Impairment of long-lived assets                                 650               --              650               --
     Severance expenses                                              543               --              543               --
                                                               ---------        ---------        ---------        ---------
                                                                  84,656           77,160          161,202          147,756
                                                               ---------        ---------        ---------        ---------
Operating income                                                   2,444            4,460            6,388            7,885
                                                               ---------        ---------        ---------        ---------
Other income (expense):
     Interest income                                                 551              536            1,128              963
     Interest expense                                             (3,665)          (3,490)          (7,290)          (6,972)
                                                               ---------        ---------        ---------        ---------
                                                                  (3,114)          (2,954)          (6,162)          (6,009)
                                                               ---------        ---------        ---------        ---------

Income (loss) before taxes                                          (670)           1,506              226            1,876
Provision for income taxes                                           212              941              769            1,290
                                                               ---------        ---------        ---------        ---------
Net income (loss)                                              $    (882)       $     565        $    (543)       $     586
                                                               ---------        ---------        ---------        ---------
Preferred dividends                                                  544              544            1,088            1,088
                                                               ---------        ---------        ---------        ---------
Net income (loss) applicable to common stock                   $  (1,426)       $      21        $  (1,631)       $    (502)
                                                               =========        =========        =========        =========
Basic and diluted earnings (loss) per share (see Note 3)       $    (.06)       $     .00        $    (.07)       $    (.02)
                                                               =========        =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)


                                                                  THREE MONTHS                   SIX MONTHS
                                                                 ENDED MARCH 31                ENDED MARCH 31
                                                             ----------------------        ----------------------
                                                               2001           2000           2001           2000
                                                             -------        -------        -------        -------
Net Income (loss)                                            $  (882)       $   565        $  (543)       $   586

Other comprehensive loss
     Foreign currency translation adjustment                  (3,511)        (2,011)        (1,456)        (3,770)
     Unrealized gain (loss) on foreign currency hedges            (1)            --            105             --
                                                             -------        -------        -------        -------

Comprehensive income (loss)                                  $(4,394)       $(1,446)       $(1,894)       $(3,184)
                                                             =======        =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                                   --------------------------
                                                                                      2001             2000
                                                                                   ---------        ---------
      Cash flows from operating activities:
           Net income (loss)                                                        $   (543)       $    586
      Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
           Depreciation and amortization                                               7,810           8,269
           Impairment of long-term assets                                                650              --
           Changes in assets and liabilities, net of the effects of
              business acquisitions:
                    Receivables                                                       (6,169)         (6,927)
                    Inventories                                                        3,271          (4,769)
                    Prepaid expenses and other assets                                    803            (922)
                    Income taxes payable                                                (790)          1,370
                    Deferred taxes                                                      (518)           (160)
                    Accounts payable                                                    (385)          2,741
                    Accrued interest                                                     (15)            (18)
                    Accrued expenses                                                  (1,749)         (1,568)
                                                                                    --------        --------
                    Total adjustments                                                  2,908          (1,984)
                                                                                    --------        --------
               Net cash provided by (used for) operating activities                    2,365          (1,398)
                                                                                    --------        --------
      Cash flows used for investing activities:
           Capital expenditures                                                       (5,227)         (6,195)
           Dispositions of property, plant and equipment                                 349              84
                                                                                    --------        --------
               Net cash used for investing activities                                 (4,878)         (6,111)
                                                                                    --------        --------
      Cash flows provided by (used for) financing activities:

           Payment of dividend on preferred stock                                     (1,088)         (1,088)
           Proceeds from debt                                                          1,096           3,066
           Reductions of debt                                                         (2,526)         (1,330)
                                                                                    --------        --------
               Net cash provided by (used for) financing activities                   (2,518)            648
                                                                                    --------        --------
      Effect of exchange rates on cash                                                   (59)           (151)
                                                                                    --------        --------
      Net decrease in cash and equivalents                                            (5,090)         (7,012)
      Cash and equivalents at beginning of period                                     38,955          37,439
                                                                                    --------        --------
      Cash and equivalents at end of period                                         $ 33,865        $ 30,427
                                                                                    ========        ========

      Supplemental disclosures of cash flow information: Cash received (paid)
           during the period for:
               Interest received                                                    $  1,240        $    963
               Interest paid                                                          (7,292)         (6,970)
               Income taxes paid                                                      (2,423)           (177)


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2000 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2001, the results of operations for the three and six months ended March 31, 2001 and 2000 and the changes in its cash position for the six months ended March 31, 2001 and 2000. Results of operations for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. As required, the Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. Due to the Company's limited use of derivative instruments, the impact of adopting SFAS No. 133 was not material to the Company's financial statements.

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and six months ended March 31, 2001 and March 31, 2000, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total amount of anti-dilutive securities for both the three and six months ended March 31, 2001 was 5,618,100 compared to 6,131,610 and 6,174,050 for the three and six months ended March 31, 2000, respectively.

                                                                       THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------------------------
                                                          2001                                             2000
                                      -------------------------------------------       ------------------------------------------
                                                                     (In thousands, except share data)

                                        Income           Shares          Amount           Income          Shares          Amount
                                      ----------       ----------      ----------       -----------     ----------      ----------
Net income (loss)                     $     (882)              --                    $         565
Less: Preferred stock dividends              544               --                              544
                                      ----------                                        ----------
BASIC EPS                                 (1,426)      22,686,987      $     (.06)              21      22,406,506      $      .00
                                                                       ==========                                       ==========

EFFECT OF DILUTIVE SECURITIES
   Options                                    --               --                               --          42,440
                                      ----------       ----------                       ---------       ----------      ----------
DILUTED EPS                           $   (1,426)      22,686,987      $     (.06)      $       21      22,448,946      $      .00
                                      ==========       ==========      ==========       ==========      ==========      ==========

                                                                        SIX MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------------------------
                                                          2001                                             2000
                                      -------------------------------------------       ------------------------------------------
                                                                     (In thousands, except share data)

                                        Income            Shares       Amount        Income              Shares         Amount
                                      -----------       ----------     -------     -----------         ----------       -------
Net income (loss)                     $      (543)                                 $       586
Less: Preferred stock dividends             1,088                                        1,088
                                      -----------                                  -----------

BASIC EPS                                  (1,631)      22,686,987     $  (.07)           (502)        22,406,506       $  (.02)
                                                                       =======                                          =======
EFFECT OF DILUTIVE SECURITIES

   Options                                     --               --                          --                 --
                                      -----------       ----------                 -----------         ----------
DILUTED EPS                           $    (1,631)      22,686,987     $  (.07)    $      (502)        22,406,506       $  (.02)
                                      ===========       ==========     =======     ===========         ==========       =======


NOTE 4.  INVENTORIES

         Inventories consisted of the following:

                                                               MARCH 31, 2001          SEPTEMBER 30, 2000
                                                               --------------          ------------------
                                                                           (In thousands)
          Finished Goods                                           $11,454                  $13,073
          Raw Materials                                             10,237                   11,668
          Supplies                                                   3,394                    3,441
          Work in Progress                                             537                    1,230
                                                                   -------                  -------
                                                                   $25,622                  $29,412
                                                                   =======                  =======

NOTE 5.   SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Petrochemical Processing Services and Oilfield Services.

         The Petrochemical Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Petrochemical Processing segment include large producers of petrochemicals, end users, such as rotational molders and polymer distributors.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers includes leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three and six months ended March 31, 2001 and 2000 is shown in the following tables.

                                    PETROCHEMICAL                   OTHER
                                     PROCESSING      OILFIELD     RECONCILING
                                       SERVICE       SERVICES       ITEMS*           TOTAL
                                    -------------    --------     -----------       --------
                                                          (in thousands)
THREE MONTHS ENDED
MARCH 31, 2001
Revenues                              $ 52,913       $ 34,187       $     --        $ 87,100
Operating income (loss)                    336          5,513         (3,405)          2,444
Depreciation                             2,020          1,239            109           3,368
Amortization of intangibles                421             63            124             608
Impairment of long-lived assets            650             --             --             650
Severance expenses                         543             --             --             543

THREE MONTHS ENDED
MARCH 31, 2000
Revenues                              $ 54,761       $ 26,859       $     --        $ 81,620
Operating income (loss)                  3,402          3,188         (2,130)          4,460
Depreciation                             2,048          1,352            113           3,513
Amortization of intangibles                459             68            130             657

SIX MONTHS ENDED
MARCH 31, 2001
Revenues                              $102,471       $ 65,119       $     --        $167,590
Operating income (loss)                  1,393         10,478         (5,483)          6,388
Depreciation                             3,882          2,487            217           6,586
Amortization of intangibles                850            127            247           1,224
Impairment of long-lived assets            650             --             --             650
Severance expenses                         543             --             --             543

SIX MONTHS ENDED
MARCH 31, 2000
Revenues                              $106,805       $ 48,836       $     --        $155,641
Operating income (loss)                  7,687          5,147         (4,949)          7,885
Depreciation                             4,134          2,609            223           6,966
Amortization of intangibles                920            132            251           1,303


     * Consists primarily of corporate overhead expenses.

                                    PETROCHEMICAL                   OTHER
                                     PROCESSING      OILFIELD     RECONCILING
                                       SERVICE       SERVICES       ITEMS*           TOTAL
                                    -------------    --------     -----------       --------
                                                          (in thousands)
AS OF MARCH 31, 2001
Total Assets                           $166,539      $80,156        $44,248         $290,943

     ** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate furniture and equipment.

         A reconciliation of total segment operating income to consolidated income before taxes and extraordinary item is as follows:

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,
                                                           ---------------------         ---------------------
                                                            2001           2000           2001           2000
                                                           ------         ------         ------         ------
                                                                              (in thousands)
     Total operating income for reportable segments       $ 2,444        $ 4,460        $ 6,388        $ 7,885
     Interest income                                          551            536          1,128            963
     Interest expense                                      (3,665)        (3,490)        (7,290)        (6,972)
                                                           ------         ------         ------         ------
     Consolidated income (loss) before income taxes       $  (670)       $ 1,506        $   226        $ 1,876
                                                          =======        =======        =======        =======

NOTE 6.   LEGAL PROCEEDINGS

         The Company is a named defendant in four cases involving four plaintiffs for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The first three of these cases were initiated, respectively, on May 13, 1991 (by Odilon Martinez, et al., in Texas state court in Ector County), November 21, 1991 (by Roberto Bustillos, et al., in Texas state court in Ector County), and January 4, 2000 (by Pilar Olivas, et al., in Texas state court in Harris County). The fourth case was filed (in Texas state court in Harris County) by James Petty, who intervened as a plaintiff in litigation filed by Paul Roark (the "Roark litigation," described below). Plaintiff Paul Roark's claims against the Company and Baker Hughes, Inc. ("Baker Hughes") were settled during the fourth quarter of fiscal 2000, but Roark's case against the remaining defendants had not yet been resolved at the time of Petty's intervention. The Company consented to service by Petty during the second quarter of fiscal 2001. Generally, the Company is protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for an intentional tort. The standard of liability applicable to all but one of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross negligence standard applicable to wrongful death cases. As with the Roark litigation, the pending claim of Petty (the "Petty litigation") involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law. Like the Roark litigation, the Petty litigation names the Company and Baker Hughes, among others, as defendants, and falls within the provisions of an agreement between the Company and Baker Hughes that limits the Company's obligations in the litigation. The terms of the settlement in the Roark litigation did not have a material adverse effect on the Company's financial condition or results of operations. It is not anticipated that the Petty litigation will have a material adverse effect on the Company's financial condition.

         The Company currently has one pending silicosis-related suit in which wrongful death is alleged. This case was filed on April 4, 2000 by Delma Orozco, individually and as representative of the estate of Lazaro Orozco, et al., in Texas state court in Ector County. In fiscal 1993, the Company settled two other silicosis-related suits, both of which alleged wrongful death caused by silicosis-related diseases, which resulted in a total charge of $605,000. In fiscal 1993, the Company was dismissed without liability from two suits alleging intentional tort against the Company for silicosis-related disease. In fiscal 1994, the Company received an instructed verdict (i.e., no liability was found) in two claims alleging intentional tort against the Company for silicosis-related disease.

         In fiscal 1995, the Company was dismissed without liability in three cases alleging intentional tort against the Company for silicosis-related disease, and the Company received an instructed verdict in two other intentional tort cases. In fiscal 1996, the Company obtained a non-suit in two intentional tort cases. In fiscal 1997, the Company was non-suited in two additional tort cases. In fiscal 1998, two cases involving alleged silicosis-related deaths were settled, and in fiscal 1999 an additional case alleging a silicosis-related death was settled. The Company was fully insured for all three of these settled cases and, as a result, did not incur any settlement costs. During fiscal 1998, the Company was non-suited in one intentional tort case, and during fiscal 1999, the Company was non-suited in three intentional tort cases. During the third quarter of fiscal 2000, the Company was non-suited in two silicosis-related intentional tort cases. During the second quarter of fiscal 2001, the Company was non-suited in a silicosis-related intentional tort case. The Company and its counsel cannot, at this time, predict with any reasonable certainty the outcome of any of the remaining silicosis-related suits or whether or in what circumstances additional suits may be filed. Except as described below, the Company does not believe, however, that such suits will have a material adverse effect on its financial condition, results of operations or cash flows. The Company has in effect, in some instances, general liability and employer's liability insurance policies applicable to the referenced suits; however, the extent and amount of coverage is limited and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies. If an adverse judgment is obtained against the Company in any of the referenced suits which is ultimately determined not to be covered by insurance, the amount of such judgment could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         The Company's agreement with Baker Hughes, pursuant to which Baker Hughes Tubular Services ("BHTS") was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318,000, with Baker Hughes' total reimbursement obligation being limited to $2,000,000 (current BHTS obligation is limited to $1,650,000). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material to the Company's financial condition, results of operations or cash flows.

         During December 1996, an agreement was signed by the Company and Baker Hughes to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of BHTS in 1992. The agreement stipulates that with regard to future occupational health claims, the parties shall share costs equally with the Company's obligations being limited to $500,000 for each claim and a maximum contingent liability of $5,000,000 ($4,500,000 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. This agreement governed the Company's liability with respect to the Roark litigation, which involved occupational health claims arising out of Roark's employment at BHTS. This agreement also governs the Company's liability with respect to the Petty litigation, which involves occupational health claims arising out of Petty's employment at BHTS.

         On November 21, 1997, in an action initiated by the Company in October 1994, a Texas state court jury awarded the Company approximately $13,000,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750,000 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of ICO's claims, ordered that ICO have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500,000, the Court of Appeals remanded the cause to the trial court for further proceedings. The Court of Appeals overruled ICO's motion for rehearing and rehearing en banc. ICO filed a petition for review in the Texas Supreme Court and the Texas Supreme Court denied ICO's petition for review on February 8, 2001. ICO filed a motion for rehearing from the Texas Supreme Court's denial of ICO's petition for review. On March 29, 2001, the Texas Supreme Court denied ICO's motion for rehearing from the Texas Supreme Court's denial of ICO's petition for review. ICO will seek further relief in the district court on the portion of the case remanded by the Court of Appeals.

         ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, has been named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arises out of a transaction between OCTL and BHTS whereby BHTS sold a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement (FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India.

         OCTL paid $2,400,000 for the FCA and $2,800,000 for equipment for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce ("ICC"), OCTL claims, among other items, it did not receive technical assistance, technical data, spare parts and certain raw materials that were necessary for its oilfield tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to ICO's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November 2000, in which it claimed nine different breaches of the FCA. ___ Although the Company was not involved in the actions made the basis of OCTL's claims, its reconstruction of events indicates that BHTS supplied OCTL with a fully operational plant and that OCTL's difficulties, such as they were, resulted from external causes. The total amount of OCTL's claims exceeds $30,000,000. It has alleged approximately $8,700,000 in losses due to past contractual breaches, plus approximately $7,900,000 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to contest the claims vigorously. Regardless of the liability of facts, the Company believes the damage claim is exaggerated. If the ICC arbitral panel should enter an award against the Company, the Company, Baker Hughes and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay the award.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 7.  LETTER OF INTENT TO SELL THE OILFIELD SERVICES BUSINESS

         On March 26, 2001, the Company issued a press release announcing that it had signed a non-binding letter of intent with Varco International, Inc. ("Varco"), which was approved by ICO's board of directors. In the letter of intent, Varco confirms its intention to pursue an acquisition of ICO's Oilfield Services business segment for $165 million in cash.

         The transaction contemplated by the non-binding letter of intent is subject to negotiation and execution of definitive agreements, receipt of regulatory approvals and other customary conditions. The execution of any definitive agreement is subject to Varco's satisfactory completion of its due diligence, board of directors approval and the obtaining of appropriate financing. The parties are targeting to close the transaction in the summer of 2001. The transaction is expected to result in a financial statement gain for the Company.

NOTE 8.  ACQUISITION PROPOSALS

         The Company has received two proposals to acquire the Company.

         In a letter dated May 7, 2001, PBG Acquisition Corp. ("PBG"), a recently formed acquisition vehicle set up by certain members of the Company's management, offered to pay $3.00 for each issued and outstanding share of the common stock of the Company, subject to the terms and conditions set forth in PBG's letter. PBG's three shareholders are all officers of ICO: Al Pacholder, Chairman of the Board of Directors and Chief Financial Officer, Jon Biro, Senior Vice President, Chief Accounting Officer and Treasurer and David Gerst, Senior Vice President and General Counsel.

         Travis Street Partners, LLC ("TSP") has made various proposals to acquire the Company or certain of its operations, has, in a letter dated May 9, 2001, proposed to pay $3.10 for each issued and outstanding share of the common stock of the Company, subject to the terms and conditions set forth in TSP's letter. TSP's three nominees were elected to the Company's board of directors at the 2001 Annual Meeting. These directors are John Knapp, Charles McCord and James Calaway, each of whom is a member of TSP.

         Each proposal is subject to various conditions, including the consummation of the transaction with Varco on acceptable terms. Although the Company is considering these proposals, there can be no assurance that any transaction will occur, that a transaction will occur with either of these parties or that a transaction will be on terms described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, demand for the Company's products and services, future growth plans, oil and gas company spending, completion, timing or effect of the sale of the Company's Oilfield Service business segment, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the state of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, risks related to the proposed sale of Oilfield Services including the risk that the Company and Varco will not be able to agree upon a binding definitive agreement, the ability of Varco to obtain financing for the transaction, receipt of necessary regulatory approvals and satisfaction of closing conditions as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

INTRODUCTION

         The Company has two operating segments: petrochemical processing and oilfield services. Petrochemical processing revenues are derived from (1) grinding petrochemicals into powders (size reduction) using a variety of methods, including ambient grinding, cryogenic grinding and jet milling, providing ancillary services and selling grinding and other equipment manufactured by the Company, (2) compounding sales and services, which include the manufacture and sale of concentrates and (3) distributing plastic powders. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process petrochemical products prior to sale. Oilfield service revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods) and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

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

         Demand for the Company's petrochemical processing products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's petrochemical processing revenues tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on December 31. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

         The demand for the Company's oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends were attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and a decline in demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened. Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first half of fiscal 2001 average oil and gas prices rose significantly compared to the same period in fiscal 2000. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, with the U.S. rig count rising to an average of 1,139 during the second quarter of fiscal 2001. The Company is optimistic that, if oil and gas prices remain at or near their present levels, market conditions will remain very favorable for the Company's oilfield services.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                     MARCH 31, 2001                 SEPTEMBER 30, 2000
                                                     --------------                 ------------------
      Cash and cash equivalents                        $33,865,000                     $38,955,000
      Working capital                                   77,609,000                      77,718,000
      Current ratio                                            2.5                             2.4
      Debt-to-capitalization                              .62 to 1                        .61 to 1

         Cash and cash equivalents decreased $5,090,000 and net working capital declined $109,000 during the six months ended March 31, 2001 due to the factors described below. The Company's net working capital decreased during the six months ended March 31, 2001 from $77,718,000 at September 30, 2000 to $77,609,000 at March 31, 2001 as a result of the factors described below.

         For the six months ended March 31, 2001, cash provided by operating activities increased to $2,365,000 from cash used of $1,398,000 for the six months ended March 31, 2000. The increase in cash provided by operating activities occurred despite lower net income due to the various changes in working capital accounts (particularly changes in inventory and accounts payable).

         Capital expenditures totaled $5,227,000 during the six months ended March 31, 2001, of which $3,124,000 related to the petrochemical processing business, and $2,103,000 related to the oilfield services business. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2001 capital expenditure requirements.

         Cash used for financing activities was $2,518,000 during the six months ended March 31, 2001 compared to cash provided of $648,000 during the six months ended March 31, 2000. The change was primarily the result of lower borrowings and increased debt repayments.

         As of March 31, 2001, the Company had approximately $9,166,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the foreign credit facilities will provide an adequate liquidity for the remainder of fiscal 2001.

         The terms of the Senior Notes indenture restrict the Company's ability to pay dividends on preferred and common stock; however, the terms of the Senior Notes do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors. The Company's foreign facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.

         The indenture pursuant to which the Company's Senior Notes were issued contains a number of covenants including: a limitation on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred; or if the indebtedness qualifies as "Permitted Indebtedness" under the indenture; a limitation on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain limitations on creating liens on the Company's assets unless the Senior Notes are equally and ratably secured; limitations on transactions with affiliates; a limitation against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company, restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture, (ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" ["continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election]); a limitation of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of the Company's assets.

RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED MARCH 31,                      SIX MONTHS ENDED MARCH 31,
                                       ------------------------------------------      --------------------------------------------
                                                    % of                    % of                     % of                     % of
NET REVENUES (000'S)                     2001       Total       2000        Total        2001        Total        2000        Total
                                       -------      -----      -------      -----      --------      -----      --------      -----
Distribution                           $21,009        40       $22,122        40       $ 39,937        39       $ 44,889        42
Size Reduction Services and
   Other Sales and Services             11,581        22        11,948        22         21,906        21         23,154        22
Compounding Sales and Services          20,323        38        20,691        38         40,628        40         38,762        36
                                       -------      ----       -------      ----       --------      ----       --------      ----
Total Petrochemical Processing          52,913       100        54,761       100        102,471       100        106,805       100
                                       -------      ----       -------      ----       --------      ----       --------      ----
Exploration Sales and Services          11,646        34         8,731        33         22,481        35         15,357        31
Production Sales and Services            9,998        29         8,947        33         19,713        30         17,373        36
Corrosion Control Sales and
   Services                              8,181        24         5,505        20         15,384        24         10,297        21
Other Sales and Services                 4,362        13         3,676        14          7,541        11          5,809        12
                                       -------      ----       -------      ----       --------      ----       --------      ----
Total Oilfield Services Revenues        34,187       100        26,859       100         65,119       100         48,836       100
                                       -------      ----       -------      ----       --------      ----       --------      ----
                                       $87,100                 $81,620                 $167,590                 $155,641
                                       =======                 =======                 ========                 ========


                                               THREE MONTHS ENDED MARCH 31,                      SIX MONTHS ENDED MARCH 31,
                                       ------------------------------------------      --------------------------------------------
                                                    % of                    % of                     % of                     % of
OPERATING PROFIT (LOSS)(000'S)           2001       Total       2000        Total        2001        Total        2000        Total
                                       -------      -----      -------      -----      --------      -----      --------      -----
Petrochemical Processing                $  336          6      $ 3,402         52       $ 1,393        12       $ 7,687         60
Oilfield Services                        5,513         94        3,188         48        10,478        88         5,147         40
                                       -------      -----      -------      -----      --------      ----       -------       ----

Total Operations                         5,849        100        6,590        100        11,871       100        12,834        100
General Corporate Expenses              (3,405)                 (2,130)                  (5,483)                 (4,949)
                                        ------                  ------                   ------                  ------
                                        $2,444                  $4,460                   $6,388                  $7,885
                                        ======                  ======                   ======                  ======


Three and Six Months Ended March 31, 2001 Compared to the Three and Six Months Ended March 31, 2000

REVENUES

         Consolidated revenues increased $5,480,000 (7%) and $11,949,000 (8%) during the three and six months ended March 31, 2001, respectively, compared to the same periods of fiscal 2000. The increases were due to an increase in Oilfield Service revenues offset, in part, by lower Petrochemical Processing revenues.

         Petrochemical processing revenues declined $1,848,000 (3%) and $4,334,000 (4%) during the three and six months ended March 31, 2001 compared to the same periods of fiscal 2000. These declines resulted primarily from lower distribution revenues. Size reduction revenues declined $367,000 (3%) and $1,248,000 (5%) during the three and six months ended March 31, 2001 compared to the same periods of fiscal 2000. The three-month decline was primarily the result of lower U.S. grinding revenues as customer demand declined as the U.S. economy has softened. European grinding revenues were essentially unchanged during the second quarter as the benefit of an equipment sale was offset by the effect of the strength of the U.S. Dollar relative to the Euro and other European currencies. The six-month decline was primarily due to a decline of European revenues and, to a lesser extent, lower domestic grinding revenues resulting from weaker customer demand due to the economic slowdown in the U.S.. The European decline was due to lower European currency values compared to the U.S. Dollar and lower processing volumes due to the weakening European economies. Compounding revenues declined $368,000 (2%) during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. This decline was mostly due to a decline of European compounding volumes during the quarter. During the six months ended March 31, 2001, compounding revenues increased $1,866,000 (5%). This increase was the result of the continuing growth of the Company's LaPorte, Texas compounding operation, partially offset by lower European compounding revenues. The European decline was primarily the result of the weak Euro and other European currencies. Distribution revenues declined $1,113,000 (5%) and $4,952,000 (11%) during the three and six months ended March 31, 2001, respectively, compared to the same periods of fiscal 2000. These declines were primarily the result of lower distribution sales volumes in the U.S. and Australia and the effect of the strengthening of the U.S. Dollar versus European currencies and the Australian and New Zealand Dollars, partially offset by an increase in European distribution volumes, during the two periods.

         Oilfield Service revenues increased $7,328,000 (27%)and $16,283,000 (33%) to $34,187,000 and $65,119,000 during the three and six months ended March 31, 2001 compared to the same periods of fiscal 2000. All major product lines within Oilfield Services experienced revenue growth during the quarter and the fiscal year-to-date periods. Strong customer demand for the Company's Oilfield Services is being driven by higher oil and gas prices and, in turn, higher rig counts. During the second quarter the average U.S. benchmark oil price was relatively high at $28.63 per barrel. Compared to the second quarter of fiscal 2000, the average benchmark natural gas price increased 110% to $5.50. As a result of the increase in oil and gas prices during fiscal 2000 and the first half of fiscal 2001, the average U.S. drilling rig count increased 48% to 1,139 and the average workover rig count increased 19% to 1,191, during the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. Demand is very strong for the Company's Oilfield Services, and the Company believes that demand is likely to remain strong if oil and gas prices remain at or near their current levels.

COST AND EXPENSES

         Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 22.6% during both the three and six months ended March 31, 2001 compared to 23.4% and 23.8% in the three and six months ended March 31, 2000, respectively. The decline occurred due to a gross margin decline in the Petrochemical Processing business segment, partially offset by the improvement of gross margins within the Oilfield Service business segment.

         Petrochemical processing gross margins declined to 18.1% and 17.7% during the three and six months ended March 31, 2001 compared to 20.7% and 21.7% during the same periods of fiscal 2000. The gross margin decline was the result of lower processing and distribution sales volumes and the fact that distribution gross margins declined as a result of falling polymer prices and competitive pressures, particularly in the Company's European and Southeast Asian markets.

         Oilfield Service gross margins improved to 29.5% and 30.2% during the three and six months ended March 31, 2001 compared to 28.9% and 28.3% during the same periods of fiscal 2000. These improvements are mostly due to the benefits of higher volumes, resulting from increased customer demand and, to a lesser extent, modest pricing improvements.

         Depreciation and amortization expenses decreased to $3,976,000 and $7,810,000 during the three and six months ended March 31, 2001 from $4,170,000 and $8,269,000 during the same periods of fiscal 2000. This decline was the result of the effects of the strengthening U.S. Dollar, which has the effect of reducing reported non-U.S. depreciation in U.S. Dollar terms, partially offset by the impact of capital expenditures.

         Selling, general and administrative expenses increased to $12,047,000 and $22,431,000 during the three and six months ended March 31, 2001, compared to $10,475,000 and $20,813,000 during the same periods of fiscal 2000. These increases were primarily the result of expenses of $1,115,000 incurred in connection with the recent proxy contest ($995,000 incurred in the second quarter of fiscal 2001) and, in the case of the year-to-date increase, higher Oilfield Service selling, general and administrative expenses consistent with the increase in revenues.

FISCAL 2001 SECOND QUARTER CHARGES

         During the second quarter of fiscal 2001, the Company closed a non-core petrochemical processing operation and recognized a $650,000 charge for the difference between the book value of the operation's net assets and expected liquidation value.

         During the second quarter of fiscal 2001, the Company terminated certain petrochemical processing employees and recognized related severance expenses of $543,000.

OPERATING INCOME

         Operating income decreased from $4,460,000 and $7,885,000 for the three and six months ended March 31, 2000, to $2,444,000 and $6,388,000 for the three and six months ended March 31, 2001. These decreases were due to the changes in revenues and costs and expenses discussed above.

INCOME TAXES

         The Company's effective income tax rates were 32% and 340% during the three and six months ended March 31, 2001 compared to 62% and 69% during the same periods of fiscal 2000. The tax rate changes were due to the relation between pre-tax income and permanent differences, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

NET INCOME

         For the three and six months ended March 31, 2001, the Company had net losses of $882,000 and $543,000 compared to net income of $565,000 and $586,000 for the same periods in fiscal 2000, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

         The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for these currencies for the three and six months ended March 31, 2001 compared to the exchange rates used to translate the three and six months ended March 31, 2000.

                                                                             THREE MONTHS                 SIX MONTHS
                                                                             ------------                ------------
  Net revenues                                                               $(4,199,000)                $(7,882,000)
  Earnings before interest, taxes, depreciation and amortization                (429,000)                   (711,000)
  Operating income                                                              (246,000)                   (351,000)
  Pre-tax income                                                                (165,000)                   (210,000)
  Net income                                                                    (101,000)                   (143,000)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures include debt obligations carrying variable interest rates and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency.

     The Company's strategy has typically been to finance only working capital with variable interest rate debt and to fix interest rates for the financing of long-term assets. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (usually the U.S. dollar).

     The following table summarizes the Company's market-sensitive financial instruments. These transactions are considered non-trading activities.

       ON-BALANCE SHEET
       FINANCIAL INSTRUMENTS                                                   MARCH 31, 2001
       ---------------------                          --------------------------------------------------------------------
       Variable interest rate                          US$ EQUIVALENT          WEIGHTED AVERAGE
       long-term debt:                                  IN THOUSANDS            INTEREST RATE       EXPECTED MATURITY
                                                       --------------          ----------------     -----------------
       CURRENCY DENOMINATION
       Dutch Guilders                                      $ 418                     6.31%          less than one year
       British Pounds Sterling                             1,551                     7.25%          less than one year
       Italian Lira                                        2,668                     5.24%          less than one year
       New Zealand Dollar                                  1,044                     7.76%          less than one year
       Swedish Krona                                         473                     5.00%          less than one year


ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

       Forward Exchange Agreements (000s):

       RECEIVE US$/PAY NZ$:

       Contract Amount                              US$540
       Average Contractual Exchange Rate            (US$/NZ$)    .4401
       Expected Maturity Dates                      April 2001 through June 2001

       RECEIVE US$/PAY AUSTRALIAN $:
       Contract Amount                              US$650
       Average Contractual Exchange Rate            (US$/A$)   .5342
       Expected Maturity Dates                      April 2001 through June 2001

       RECEIVE US$/PAY FRENCH FRANCS
       Contract Amount                              US$150
       Average Contractual Exchange Rate            (US$/FRF)   .1378
       Expected Maturity Date                       December 2001


       ON-BALANCE SHEET
       FINANCIAL INSTRUMENTS                                                 MARCH 31, 2000
       ---------------------                      --------------------------------------------------------------------
       Variable interest rate                     US$ EQUIVALENT          WEIGHTED AVERAGE
       long-term debt:                             IN THOUSANDS            INTEREST RATE        EXPECTED MATURITY
                                                  --------------          ----------------      -----------------
       CURRENCY DENOMINATION
       Dutch Guilders                                   $1,820                   4.64%         less than one year
       British Pounds Sterling                           2,158                   7.25%         less than one year
       French Francs                                        31                   4.54%         2001
       Italian Lira                                      4,040                   3.71%         less than one year
       Canadian Dollar                                   3,523                   8.25%         various through 2004
       New Zealand Dollar                                  190                   5.75%         less than one year

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES

       Forward Exchange Agreements (in 000s):

       RECEIVE US$/PAY NZ$:
       Contract Amounts                             US$825
       Average Contractual Exchange Rate            (US$/NZ$)    .5042
       Expected Maturity Dates                      April 2000 through July 2000

       RECEIVE US$/PAY AUSTRALIAN $:
       Contract Amounts                             US$1,215
       Average Contractual Exchange Rate            (US$/A$)   .6303
       Expected Maturity Dates                      April 2000 through May 2000

       RECEIVE US$/PAY DUTCH GUILDER
       Contract Amounts                             US$18
       Average Contractual Exchange Rate            (US$/NLG)   .4385
       Expected Maturity Date                       April 1, 2000

SALE OF OILFIELD SERVICES BUSINESS SEGMENT

     The Company has announced that it has entered into a letter of intent with Varco International, Inc. to sell its Oilfield Services business segment. See
Note 7 in the Notes to Consolidated Financial Statements.

ACQUISITION PROPOSALS

     The Company has received two proposals to acquire the Company.

     In a letter dated May 7, 2001, PBG Acquisition Corp. ("PBG"), a recently formed acquisition vehicle set up by certain members of the Company's management, offered to pay $3.00 for each issued and outstanding share of the common stock of the Company, subject to the terms and conditions set forth in PBG's letter. PBG's three shareholders are all officers of ICO: Al Pacholder, Chairman of the Board of Directors and Chief Financial Officer, Jon Biro, Senior Vice President, Chief Accounting Officer and Treasurer and David Gerst, Senior Vice President and General Counsel.

     Travis Street Partners, LLC ("TSP") has made various proposals to acquire the Company or certain of its operations, has, in a letter dated May 9, 2001, proposed to pay $3.10 for each issued and outstanding share of the common stock of the Company, subject to the terms and conditions set forth in TSP's letter. TSP's three nominees were elected to the Company's board of directors at the 2001 Annual Meeting. These directors are John Knapp, Charles McCord and James Calaway, each of whom is a member of TSP.

     Each proposal is subject to various conditions, including the consummation of the transaction with Varco on acceptable terms. Although the Company is considering these proposals, there can be no assurance that any transaction will occur, that a transaction will occur with either of these parties or that a transaction will be on terms described above.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Consolidated Financial Statements included in Part I,
Item 1, of this quarterly report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 21.

     (b) On March 26, 2001, the Company filed a Form 8-K current report disclosing that the Company had signed a Letter of Intent with Varco International, Inc. to sell the Company's Oilfield Service business segment.

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

         3.4**   -- Amended and Restated By-Laws of the Company dated March 24, 2001

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

         10.6    -- ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated January 23,
                    1998 for the Annual Meeting of Shareholders)

     EXHIBIT NO.                        EXHIBIT
     -----------                        -------
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

         10.8    -- Consulting Agreement -- William E. Willoughby (filed as
                    Exhibit 10.13 to Form S-4 dated March 15, 1996)

         10.9    -- Salary Continuation Agreement -- William E. Willoughby
                    (filed as Exhibit 10.14 to Form S-4 dated March 15, 1996)

         10.10   -- Addendum to Salary Continuation Agreement -- William E.
                    Willoughby (filed as Exhibit 10.15 to form S-4 dated March 15, 1996)

         10.11   -- Non-Competition Covenant William E. Willoughby (filed as
                    Exhibit 10.11 to Form S-4 dated March 15, 1996)

         10.12   -- Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Asher O. Pacholder and amendments thereto
                    (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

         10.13   -- Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Sylvia A. Pacholder and amendments thereto
                    (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

         10.14   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                    Form 10-K dated December 23, 1998)

         10.15   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

         10.16   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder (filed as Exhibit
                    10.18 to Form 10-K dated December 17, 1999)

         10.17   -- Employment Agreement dated August 5, 1999 by and between the
                    Registrant and David M. Gerst (filed as Exhibit 10.19 to
                    Form 10-K dated December 17, 1999)

         10.18   -- Amendment dated September 4, 1998 to Employment Agreement dated April 1, 1995 by and between the registrant and Asher
                    O. Pacholder

         10.19   -- Amendment dated September 4, 1998 to Employment Agreement dated April 1, 1995 by and between the registrant and Sylvia
                    A. Pacholder

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

                                         ICO, Inc.
                                         ---------------------------------------
                                         (Registrant)


                                          /s/ Asher O. Pacholder
                                         ---------------------------------------
May 15, 2001                             Asher O. Pacholder
                                         Chairman and Chief Financial Officer
                                         (Principal Financial Officer)




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

         3.4**   -- Amended and Restated By-Laws of the Company dated March 24, 2001

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

         10.6    -- ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                    Registrant's Definitive Proxy Statement dated January 23,
                    1998 for the Annual Meeting of Shareholders)

     EXHIBIT NO.                        EXHIBIT
     -----------                        -------
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

         10.8    -- Consulting Agreement -- William E. Willoughby (filed as
                    Exhibit 10.13 to Form S-4 dated March 15, 1996)

         10.9    -- Salary Continuation Agreement -- William E. Willoughby
                    (filed as Exhibit 10.14 to Form S-4 dated March 15, 1996)

         10.10   -- Addendum to Salary Continuation Agreement -- William E.
                    Willoughby (filed as Exhibit 10.15 to form S-4 dated March 15, 1996)

         10.11   -- Non-Competition Covenant William E. Willoughby (filed as
                    Exhibit 10.11 to Form S-4 dated March 15, 1996)

         10.12   -- Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Asher O. Pacholder and amendments thereto
                    (filed as Exhibit 10.16 to Form 10-K dated December 29, 1997)

         10.13   -- Employment Agreement dated April 1, 1995 by and between the
                    Registrant and Sylvia A. Pacholder and amendments thereto
                    (filed as Exhibit 10.17 to Form 10-K dated December 29, 1997).

         10.14   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                    Form 10-K dated December 23, 1998)

         10.15   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

         10.16   -- Employment Agreement dated September 4, 1998 by and between the Registrant and Robin E. Pacholder (filed as Exhibit
                    10.18 to Form 10-K dated December 17, 1999)

         10.17   -- Employment Agreement dated August 5, 1999 by and between the
                    Registrant and David M. Gerst (filed as Exhibit 10.19 to
                    Form 10-K dated December 17, 1999)

         10.18   -- Amendment dated September 4, 1998 to Employment Agreement dated April 1, 1995 by and between the registrant and Asher
                    O. Pacholder

         10.19   -- Amendment dated September 4, 1998 to Employment Agreement dated April 1, 1995 by and between the registrant and Sylvia
                    A. Pacholder

         21      -- Subsidiaries of the Company (Filed as exhibit 21 to Form
                    10-K dated December 19, 2000)

----------

   ** Filed herewith