Form 10-Q
period 2001-06-30
ICO INC
filed 2001-08-14
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to __________


                         Commission File Number 0-10068


                                    ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                        76-0566682
   ------------------------                ------------------------------------
   (State of incorporation)                (IRS Employer Identification Number)


5333 Westheimer, Suite 600, Houston, Texas                       77056
------------------------------------------                     ------------
(Address of principal executive offices)                        (Zip Code)


                                 (713) 351-4100
                               ------------------
                               (Telephone Number)

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


                Common stock, without par value 22,956,987 shares
                        outstanding as of August 8, 2001

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                                                                        PAGE
                                                                                                                       ------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 and
                  September 30, 2000..................................................................................    3

                  Consolidated Statements of Operations for the Three and Nine Months
                   Ended June 30, 2001 and 2000.......................................................................    4

                  Consolidated Statements of Comprehensive Income (Loss) for the
                  Three and Nine Months Ended June 30, 2001 and 2000..................................................    5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2001 and 2000............................................................    6

                  Notes to Consolidated Financial Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................   13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................................   20


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................................   22

         Item 2.  Changes in Securities (no response required)........................................................   -

         Item 3.  Defaults upon Senior Securities (no response required)..............................................   -

         Item 4.  Submission of Matters to a Vote of Security Holders.................................................   22

         Item 5.  Other Information (no response required)............................................................   -

         Item 6.  Exhibits and Reports on Form 8-K....................................................................   22


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)

                                                                                           JUNE 30,               SEPTEMBER 30,
                                                                                             2001                      2000
                                                                                      -------------------      --------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                              $ 24,284                 $ 38,955
      Trade accounts receivables (less allowance for doubtful accounts of $2,307
         and $1,995, respectively)                                                             62,784                   59,349
      Inventories                                                                              24,548                   29,412
      Deferred tax asset                                                                        2,661                    2,936
      Prepaid expenses and other                                                                6,510                    4,320
                                                                                             --------                 --------
         Total current assets                                                                 120,787                  134,972
                                                                                             --------                 --------
Property, plant and equipment, net                                                            100,154                  104,749
Goodwill                                                                                       48,768                   50,293
Deferred tax asset                                                                              7,510                    3,417
Debt offering costs                                                                             2,830                    3,178
Other                                                                                           1,685                    2,568
                                                                                             --------                 --------
      Total assets                                                                           $281,734                 $299,177
                                                                                             ========                 ========
LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED
OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt                            $  9,103                 $ 10,339
      Accounts payable                                                                         26,538                   25,307
      Accrued interest                                                                          1,051                    4,129
      Accrued salaries and wages                                                                1,469                    3,070
      Income taxes payable                                                                      1,189                    2,809
      Other accrued expenses                                                                   12,798                   11,600
                                                                                             --------                 --------
         Total current liabilities                                                             52,148                   57,254
Deferred income taxes                                                                           5,192                    5,143
Long-term liabilities                                                                           1,240                    1,272
Long-term debt, net of current portion                                                        137,976                  140,236
                                                                                             --------                 --------
      Total liabilities                                                                       196,556                  203,905
                                                                                             --------                 --------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized; 322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                                     13                       13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                                 --                       --
      Common stock, without par value - 50,000,000 shares authorized;
         22,716,987 and 22,678,107 shares issued and outstanding, respectively                 40,294                   40,236
      Additional paid-in capital                                                              105,333                  105,333
      Accumulated other comprehensive loss                                                    (15,003)                 (13,230)
      Accumulated deficit                                                                     (45,459)                 (37,080)
                                                                                             --------                 --------
      Total stockholders' equity                                                               85,178                   95,272
                                                                                             --------                 --------
      Total liabilities and stockholders' equity                                             $281,734                 $299,177
                                                                                             ========                 ========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                         -------------------------------     --------------------------------
                                                             2001              2000               2001              2000
                                                         -------------    --------------     --------------     -------------
Revenues:
     Polymer processing sales and services                   $50,222           $58,178           $152,687          $165,057
     Oilfield sales and services                              32,332            27,278             97,419            76,106
                                                             -------           -------           --------          --------
Total net revenues                                            82,554            85,456            250,106           241,163
                                                             -------           -------           --------          --------
Cost and expenses:
     Cost of sales and services                               64,657            66,198            194,425           184,872
     Selling, general and administrative                      11,873            10,092             34,304            30,905
     Depreciation                                              3,272             3,502              9,858            10,468
     Amortization of intangibles                                 590               600              1,814             1,903
     Severance expenses                                        7,410                --              7,953                --
     Litigation reserve                                          500                --                500                --
     Loss on disposition of fixed assets                         253               103                215               169
     Impairment of long-lived assets                             --                --                 650                --
                                                             -------         - -------           --------          --------
                                                              88,555            80,495            249,719           228,317
                                                             -------           -------           --------          --------
Operating income (loss)                                       (6,001)            4,961                387            12,846
                                                             -------         - -------           --------          --------
Other income (expense):
     Interest income                                             387               559              1,515             1,664
     Interest expense                                         (3,580)           (3,632)           (10,870)          (10,746)
                                                             -------           -------           --------          --------
                                                              (3,193)           (3,073)            (9,355)           (9,082)
                                                             -------           -------           --------          --------

Income (loss) before taxes                                    (9,194)            1,888             (8,968)            3,764
Provision (benefit) for income taxes                          (2,990)              894             (2,221)            2,184
                                                             -------           -------           --------          --------
Net income (loss)                                            $(6,204)          $   994           $ (6,747)         $  1,580
                                                             -------           -------           --------          --------
Preferred dividends                                             (544)             (544)            (1,632)           (1,632)
                                                             -------           -------           --------         ---------
Net income (loss) applicable to common stock                 $(6,748)          $   450           $ (8,379)         $    (52)
                                                             -------           =======           ========          ========
Basic and diluted earnings (loss) per share (see Note 3)     $ (0.30)          $  0.02           $  (0.37)         $  (0.00)
                                                             =======           =======           ========          ========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)



                                                                            THREE MONTHS                    NINE MONTHS
                                                                            ENDED JUNE 30                  ENDED JUNE 30
                                                                      -------------------------      --------------------------
                                                                         2001          2000             2001           2000
                                                                      -----------   -----------      -----------   ------------

Net income (loss)                                                        $(6,204)      $    994         $(6,747)     $ 1,580
Other comprehensive loss
     Foreign currency translation adjustment                                (356)            --          (1,812)          --
     Unrealized gain (loss) on foreign currency hedges                       (66)        (1,480)             39       (5,250)
                                                                         -------         ------         -------       ------


Comprehensive income (loss)                                              $(6,626)      $   (486)        $(8,520)     $(3,670)
                                                                         -------       ========         =======      =======


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                              NINE MONTHS ENDED JUNE 30,
                                                                       -----------------------------------------
                                                                            2001                      2000
                                                                       ---------------           ---------------
Cash flows from operating activities:
     Net income (loss)                                                     $ (6,747)                 $  1,580
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                           11,672                    12,371
     Impairment of long-lived assets                                            650                        --
     Loss on disposition of fixed assets                                        215                       169
     Changes in assets and liabilities, net of the effects of
        business acquisitions:
              Receivables                                                    (4,306)                  (11,228)
              Inventories                                                     4,198                    (4,160)
              Prepaid expenses and other assets                              (1,983)                   (1,191)
              Income taxes payable                                           (1,667)                    1,567
              Deferred taxes                                                 (3,373)                      465
              Accounts payable                                                1,836                     5,850
              Accrued interest                                               (3,078)                   (3,102)
              Accrued expenses                                                 (590)                   (1,046)
                                                                           --------                  --------
              Total adjustments                                               3,574                      (305)
                                                                           --------                  --------
         Net cash provided by (used for) operating activities                (3,173)                    1,275
                                                                           --------                  --------
Cash flows used for investing activities:
     Capital expenditures                                                    (8,227)                   (8,552)
     Dispositions of property, plant and equipment                              788                       462
                                                                           --------                  --------
         Net cash used for investing activities                              (7,439)                   (8,090)
                                                                           --------                  --------
Cash flows provided by (used for) financing activities:
     Common stock transactions                                                   37                        --
     Payment of dividend on preferred stock                                  (1,632)                   (1,632)
     Proceeds from debt                                                       1,206                     6,967
     Reductions of debt                                                      (3,583)                   (2,173)
                                                                           --------                  --------
         Net cash provided by (used for) financing activities                (3,972)                    3,162
                                                                           --------                  --------
Effect of exchange rates on cash                                                (87)                     (263)
                                                                           --------                  --------
Net decrease in cash and equivalents                                        (14,671)                   (3,916)
Cash and equivalents at beginning of period                                  38,955                    37,439
                                                                           --------                  --------
Cash and equivalents at end of period                                      $ 24,284                  $ 33,523
                                                                           ========                  ========
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                                 $  1,667                  $  1,664
         Interest paid                                                      (13,934)                  (13,807)
         Income taxes paid                                                   (3,209)                     (541)



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2000 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2001, the results of operations for the three and nine months ended June 30, 2001 and 2000 and the changes in its cash position for the nine months ended June 30, 2001 and 2000. Results of operations for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.


NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $48,768,000 million of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the nine months ended June 30, 2001 was approximately $1,072,000 and is currently expected to approximate $1,430,000 for the year ended September 30, 2001 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting.

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and nine months ended June 30, 2001 and June 30, 2000, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total amount of anti-dilutive securities for both the three and nine months ended June 30, 2001 was 5,537,000 compared to 5,642,000 and 5,694,000 for the three and nine months ended June 30, 2000, respectively.


                                                                 THREE MONTHS ENDED JUNE 30,
                                   ---------------------------------------------------------------------------------------
                                                    2001                                          2000
                                   --------------------------------------     --------------------------------------------
                                                              (In thousands, except share data)

                                      Income        Shares        Amount         Income          Shares         Amount
                                     ---------    -----------   ---------       --------       ----------      --------
Net income (loss)                      $(6,204)                                  $   994
Less: Preferred stock dividends            544                                       544
                                       -------                                   -------
BASIC EPS                              $(6,748)    22,708,383   $    (.30)       $   450       22,406,506      $    .02
EFFECT OF DILUTIVE SECURITIES
   Options                                 --             --           --             --           52,034            --
                                       -------   ------------   ---------        -------       ----------      --------
DILUTED EPS                            $(6,748)    22,708,383   $    (.30)       $   450       22,458,540      $    .02
                                       =======   ============   =========        =======       ==========      ========

                                                                 NINE MONTHS ENDED JUNE 30,
                                   ---------------------------------------------------------------------------------------
                                                   2001                                           2000
                                   -------------------------------------      --------------------------------------------
                                                              (In thousands, except share data)

                                       Income       Shares        Amount         Income          Shares         Amount
                                     ---------    -----------   ---------       --------       ----------      --------
Net income (loss)                      $(6,747)                                  $ 1,580
Less: Preferred stock dividends          1,632                                     1,632
                                       -------                                   -------
BASIC EPS                              $(8,379)    22,694,119   $   (.37)        $   (52)      22,406,506      $ (0.00)
EFFECT OF DILUTIVE SECURITIES
   Options                                 --            --         --                --               --          --
                                       -------     ----------   --------         -------       ----------      -------
DILUTED EPS                            $(8,379)    22,694,119   $   (.37)        $   (52)      22,406,506      $ (0.00)
                                       =======     ==========   ========         =======       ==========      =======



NOTE 4.  INVENTORIES

         Inventories consisted of the following:

                                                     JUNE 30, 2001             SEPTEMBER 30, 2000
                                                     -------------             ------------------
                                                                   (In thousands)
Finished Goods                                           $11,529                     $13,073
Raw Materials                                              9,152                      11,668
Supplies                                                   3,247                       3,441
Work in Progress                                             620                       1,230
                                                         -------                     -------
                                                         $24,548                     $29,412
                                                         =======                     =======

NOTE 5.  SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Polymer Processing Services and Oilfield Services.

         The Polymer Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Polymer Processing segment include large producers of polymers and end users such as rotational molders and polymer distributors.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three and nine months ended June 30, 2001 and 2000 is shown in the following tables.


                                                  POLYMER                                          OTHER
                                                PROCESSING                 OILFIELD             RECONCILING
                                                 SERVICES                  SERVICES                ITEMS*                 TOTAL
                                            -------------------       ------------------      ----------------      ---------------
                                                                                (in thousands)
THREE MONTHS ENDED JUNE 30, 2001
Revenues                                           $50,222                  $32,332                    --                $82,554
Operating income (loss)                                165                    5,028              $(11,194)                (6,001)
Depreciation                                         1,970                    1,198                   104                  3,272
Amortization of intangibles                            403                       63                   124                    590
Severance expenses                                      10                       --                 7,400                  7,410
Impairment of long-lived assets                         --                       --                    --                     --
(Gain)/loss on sale of fixed assets                    684                    (431)                    --                    253

THREE MONTHS ENDED JUNE 30, 2000
Revenues                                           $58,178                  $27,278                    --                $85,456
Operating income (loss)                              3,715                    3,390              $ (2,144)                 4,961
Depreciation                                         2,031                    1,337                   134                  3,502
Amortization of intangibles                            422                       64                   114                    600
(Gain)/loss on sale of fixed assets                     49                       52                     2                    103

NINE MONTHS ENDED JUNE 30, 2001
Revenues                                          $152,687                  $97,419                    --               $250,106
Operating income (loss)                              1,558                   15,506              $(16,677)                   387
Depreciation                                         5,852                    3,685                   321                  9,858
Amortization of intangibles                          1,253                      190                   371                  1,814
Severance expenses                                     553                       --                 7,400                  7,953
Impairment of long-lived assets                        650                       --                    --                    650
(Gain)/loss on sale of fixed assets                    678                     (463)                   --                    215

NINE MONTHS ENDED JUNE 30, 2000
Revenues                                          $165,057                  $76,106                    --               $241,163
Operating income (loss)                             11,401                    8,538              $ (7,093)                12,846
Depreciation                                         6,170                    3,948                   350                 10,468
Amortization of intangibles                          1,338                      193                   372                  1,903
(Gain)/loss on sale of fixed assets                    125                       42                     2                    169

              * Consists primarily of corporate overhead expenses.


                                                  POLYMER                                          OTHER
                                                PROCESSING                 OILFIELD             RECONCILING
                                                 SERVICES                  SERVICES               ITEMS **                TOTAL
                                            -------------------       ------------------      ----------------      ---------------
                                                                                 (in thousands)
AS OF JUNE 30, 2001
Total Assets                                      $161,733                  $82,467               $37,534               $281,734

** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate furniture and equipment.

         A reconciliation of total segment operating income (loss) to consolidated income (loss) before taxes is as follows:

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                    -------------------------------------     --------------------------------------
                                                          2001                 2000                 2001                 2000
                                                    ----------------     ----------------     ----------------     -----------------
                                                                                     (in thousands)

Total operating income (loss) for reportable segments     $(6,001)            $ 4,961             $    387             $ 12,846
Interest income                                               387                 559                1,515                1,664
Interest expense                                           (3,580)             (3,632)             (10,870)             (10,746)
                                                          -------             -------             --------             --------
Consolidated income (loss) before income taxes            $(9,194)            $ 1,888             $ (8,968)            $  3,764
                                                          =======             =======             ========             ========

NOTE 6.  FISCAL 2001 CHARGES

         During the third quarter of fiscal 2001, the Company recognized (i.) a $7,410,000 charge for severance obligations relating to the termination of Asher Pacholder (Chairman and Chief Financial Officer), Sylvia Pacholder (President and Chief Executive Officer), Robin Pacholder (President-Wedco North America), David Gerst (Senior Vice President and General Counsel) and Tom Pacholder (Senior Vice President- Wedco) (collectively referred to as the "Pacholder Group"), such terminations being discussed in the Company's press release dated June 7, 2001, and (ii.) a $500,000 charge for litigation relating to one of the personal injury claims alleging exposure to silica, resulting in silicosis-related disease. See "Note 7. Legal Proceedings".

         In connection with the termination of the Pacholder Group, the Company established and funded an escrow account containing $3,113,000 in cash. The purpose of the escrow account is to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there is a "change of control", as defined by the IRS regulations, within one year of the Pacholder Group's termination. Due to the uncertainty surrounding whether the excise tax will be due, the $3,113,000 has not been reflected as an expense during the nine months ended June 30, 2001 and Also, the escrow balance has been reclassified to "prepaid expenses and other current assets" from cash on the Company's June 30, 2001 balance sheet.
Also, should a "change of control", as defined, occur within one year of the severance date, a significant portion of the tax asset the Company has recognized, relating to the future benefit of deducting the $7,400,000 severance charge, will no longer be an allowable deduction for tax purposes.

         During the second quarter of fiscal 2001, the Company closed a non-core polymer processing operation and recognized a $650,000 charge for the difference between the book value of the operation's net assets and expected liquidation value. Also, during the second quarter of fiscal 2001, the Company terminated certain polymer processing employees and recognized related severance expenses of $543,000.

NOTE 7   LEGAL PROCEEDINGS

         The Company is a named defendant in four cases involving four plaintiffs for personal injury claims alleging exposure to silica resulting in silicosis-related disease. The first three of these cases were initiated, respectively, on May 13, 1991 (by Odilon Martinez, et al., in Texas state court in Ector County), November 21, 1991 (by Roberto Bustillos, et al., in Texas state court in Ector County), and January 4, 2000 (by Pilar Olivas, et al., in Texas state court in Harris County). The fourth case was filed (in Texas state court in Harris County) by James Petty, who intervened as a plaintiff in litigation filed by Paul Roark (the "Roark litigation," described below). Plaintiff Paul Roark's claims against the Company and Baker Hughes, Inc. ("Baker Hughes") were settled during the fourth quarter of fiscal 2000, but Roark's case against the remaining defendants had not yet been resolved at the time of Petty's intervention. The Company consented to service by Petty during the second quarter of fiscal 2001. Generally, the Company is protected under workers' compensation law from claims under these suits except to the extent a judgment is awarded against the Company for an intentional tort. The standard of liability applicable to all but one of the Company's pending personal injury cases alleging exposure to silica is intentional tort, a stricter standard than the gross neglect standard applicable to wrongful death cases. As with the Roark litigation, the pending claim of Petty (the "Petty litigation") involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law. Like the Roark litigation, the Petty litigation names the Company and Baker Hughes, among others, as defendants, and falls within the provisions of a December 1996 agreement between the Company and Baker Hughes (described below) that limits the Company's obligations in the litigation. The terms of the settlement in the Roark litigation did not have a material adverse effect on the Company's financial condition or results of operations. It is not anticipated that the Petty litigation will have a material adverse effect on the Company's financial condition.

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

         OCTL paid $2,400,000 for the FCA and $2,800,000 for equipment for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce ("ICC"), OCTL claims, among other items, it did not receive technical assistance, technical data, spare parts and certain raw materials that were necessary for its oilfield tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to ICO's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November 2000, in which it claimed nine different breaches of the FCA. Although the Company was not involved in the actions made the basis of OCTL's claims, its reconstruction of events indicates that BHTS supplied OCTL with a fully operational plant and that OCTL's difficulties, such as they were, resulted from external causes. The total amount of OCTL's claims exceeds $30,000,000. It has alleged approximately $8,700,000 in losses due to past contractual breaches, plus approximately $7,900,000 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to continue to contest the claims vigorously. Regardless of the liability of facts, the Company believes the damage claim is exaggerated. If the ICC arbitral panel should enter an award against the Company, the Company, Baker Hughes and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay the award.

         On May 11, 2001, an individual shareholder filed a lawsuit in Texas state court in Harris County against the Company, its directors, two of the Company's former officers/directors, and Travis Street Partners, L.L.C. ("TSP"), alleging breach of fiduciary duty in connection with TSP's offer to buy the Company. The lawsuit also alleges that certain severance payments made by the Company to two of the Company's former officers/directors constitutes a misappropriation of assets. The individual shareholder plaintiff filed suit on behalf of himself and derivatively on behalf of the Company, and has requested that the suit be maintained as a class action and that he be certified as the class representative. Plaintiff seeks an unspecified amount of damages. The Company has entered into an agreement with the plaintiff which, for now, indefinitely extends the time for the Company to file a responsive answer to the lawsuit.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 8.  LETTER OF INTENT TO SELL THE OILFIELD SERVICES BUSINESS

         On March 26, 2001, the Company issued a press release announcing that it had signed a non-binding letter of intent with Varco International, Inc. ("Varco"), providing for Varco's proposed acquisition of ICO's Oilfield Services business segment for $165 million in cash.

         This letter of intent has expired by its terms, however, the Company and Varco are continuing at this time to discuss the terms of a possible transaction. Any such transaction is subject to negotiation of mutually agreeable terms, execution of definitive agreements, receipt of regulatory approvals and other customary conditions. In addition, the execution of any definitive agreement would be subject to Varco's satisfactory completion of its due diligence, board of directors approval and the obtaining of appropriate financing.

NOTE 9.  ACQUISITION PROPOSAL

         Travis Street Partners, LLC ("TSP") has made various proposals to acquire the Company or certain of its operations. In a letter dated May 9, 2001, TSP proposed to pay $3.10 for each issued and outstanding share of the common stock of the Company, subject to the terms and conditions set forth in TSP's letter. TSP's three nominees were elected to the Company's board of directors at the 2001 Annual Meeting. These directors are A. John Knapp, Charles T. McCord,
III. and James D. Calaway, each of whom is a member of TSP. Also on June 7, 2001, Christopher N. O'Sullivan was named as Vice Chairman and Chief Financial Officer of the Company and Timothy J. Gollin was named President and Chief Executive Officer of the Company. Messrs. O'Sullivan and Gollin are representatives of and have an equity interest in TSP.

         On June 8, 2001, the Company established a Special Committee consisting of the independent directors to consider the acquisition proposal from TSP and any other acquisition proposals that may be received by ICO. The Special Committee has retained legal counsel and financial advisors to assist in the evaluation and review of the TSP proposal.

         In an August 3, 2001 letter to TSP, the Special Committee said it was recommending against the TSP proposal dated May 9, 2001 as currently constructed because the proposal was contingent on the successful completion of the previously-announced sale of ICO's Oilfield Services division to Varco, International, Inc. on terms acceptable to TSP. Additionally, the special committee objected to TSP's proposed breakup fee. The Special Committee requested TSP to revise its offer to eliminate the contingencies and provide a financing commitment letter to the committee to enable it to make a reasonable evaluation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, demand for the Company's products and services, future growth plans, oil and gas company spending, completion, timing or effect of the sale of the Company's Oilfield Service business segment, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the state of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, risks related to the proposed sale of Oilfield Services including the risk that the Company and Varco will not be able to agree upon mutually acceptable terms or a binding definitive agreement, the ability of Varco to obtain financing for the transaction, receipt of necessary regulatory approvals and satisfaction of closing conditions as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

INTRODUCTION

         The Company has two operating segments: Polymer Processing and Oilfield Services. Polymer Processing revenues are derived from (1) grinding polymers and other materials into powders (size reduction) using a variety of methods, including ambient grinding, cryogenic grinding and jet milling, providing ancillary services and selling grinding and other equipment manufactured by the Company, (2) compounding sales and services, which include the manufacture and sale of concentrates and (3) distributing plastic powders. The Company's distribution operations typically utilize the Company's size reduction and compounding facilities to process polymer products prior to sale. Oilfield Service revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods) and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed or, in the case of product sales, revenues are generally recognized upon shipment to third parties.

         Cost of sales and services for the Polymer Processing and Oilfield Services segments is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of concentrate manufacturing operations and the Company's distribution business, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, management information system support, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

         Gross profits as a percentage of revenue for the distribution and concentrate manufacturing businesses generally are significantly lower than those generated by the Company's size reduction services. Several of the Company's polymer processing subsidiaries, including the Company's concentrate manufacturing and distribution operations, typically buy raw materials, improve the material and then sell the finished product. In contrast, many of the Company's size reduction operations, particularly the U.S. locations, typically involve processing customer-owned material (referred to as toll processing). The Company's distribution businesses are, however, less capital intensive relative to the Company's other polymer businesses, and both the distribution and concentrate manufacturing businesses generally generate good returns on invested capital. Performing distribution activities also allows the Company's processing operations to be scheduled more efficiently and enhances the Company's relationships with the end users of the processed material.

         Demand for the Company's polymer processing products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's Polymer Processing revenues tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on December 31. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

         The demand for the Company's Oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. During fiscal 1996 and 1997, the oil and gas service industry generally experienced increased demand and improved product and service pricing as a result of improved commodity prices and greater levels of oil and gas exploration and production activity, due largely to a strong world economy. In fiscal 1998, however, oil prices declined significantly versus fiscal 1997 levels. While gas prices also declined during this period, they declined to a lesser extent. These trends were attributed to, among other factors, an excess worldwide oil supply, lower domestic energy demand resulting from an unseasonably warm winter and a decline in demand due to the economic downturn in Southeast Asia. As oil and, to a lesser extent, natural gas prices declined during this period, demand for oilfield products and services, including those provided by the Company, softened. Oil and gas prices continued to fall sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first half of fiscal 2001 average oil and gas prices rose significantly compared to the same period in fiscal 2000. These trends have resulted in a strong recovery in demand for oilfield services generally, including those provided by the Company, with the U.S. rig count rising to an average of 1,237 during the third quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                JUNE 30, 2001                  SEPTEMBER 30, 2000
                                                -------------                  ------------------
Cash and cash equivalents                        $24,284,000                        $38,955,000
Working capital                                   68,639,000                         77,718,000
Current ratio                                            2.3                                2.4
Debt-to-capitalization                              .63 to 1                           .61 to 1

         Cash and cash equivalents decreased $14,671,000 and net working capital declined $9,079,000 during the nine months ended June 30, 2001 due to the factors described below. Net working capital, excluding cash, increased $5,592,000 during the nine months ended June 30, 2001.

         For the nine months ended June 30, 2001, cash used for operating activities was $3,173,000 compared to cash provided by operating activities of $1,275,000 for the nine months ended June 30, 2000. This change occurred due to lower net income and the various changes in working capital accounts.

         Capital expenditures totaled $8,227,000 during the nine months ended June 30, 2001, of which $4,361,000 related to the polymer processing business, and $3,866,000 related to the oilfield services business. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and/or existing credit facilities will be sufficient to fund remaining fiscal 2001 capital expenditure requirements.

         Cash used for financing activities was $3,972,000 during the nine months ended June 30, 2001 compared to cash provided of $3,162,000 during the nine months ended June 30, 2000. The change was primarily the result of lower borrowings.

         As of June 30, 2001, the Company had approximately $10,438,000 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the foreign credit facilities will provide adequate liquidity for the remainder of fiscal 2001.

         The terms of the Senior Notes indenture restrict the Company's ability to pay dividends on preferred and common stock; however, the terms of the Senior Notes do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors. The Company's foreign credit facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants.

         The Senior Notes indenture contains a number of covenants including: a limitation on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred; or if the indebtedness qualifies as "Permitted Indebtedness" under the indenture; a limitation on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain limitations on creating liens on the Company's assets unless the Senior Notes are equally and ratably secured; limitations on transactions with affiliates; a limitation against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company; restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture, (ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries,
(ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election); a limitation of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of the Company's assets.

RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
                                        ------------------------------------------    --------------------------------------------
                                                      % of                  % of                     % of                  % of
NET REVENUES (000'S)                       2001       Total     2000       Total         2001       Total      2000        Total
                                        ----------- --------  ----------  --------    -----------  -------- -----------  ---------
Distribution                              $20,361       41     $24,221        42       $ 60,298       39     $ 69,110        42
Size Reduction Services and
   Other Sales and Services                 9,650       19      12,323        21         31,550       21       35,551        21
Compounding Sales and Services             20,211       40      21,634        37         60,839       40       60,396        37
                                          -------      ---     -------       ---       --------      ---     --------       ---
Total Polymer Processing Revenues          50,222      100      58,178       100        152,687      100      165,057       100
                                          -------              -------                 --------              --------
Exploration Sales and Services             11,481       36      10,614        39         33,957       35       25,966        34
Production Sales and Services              10,651       33       9,350        34         30,354       31       26,723        35
Corrosion Control Sales and
   Services                                 7,820       24       5,684        21         23,204       24       15,981        21
Other Sales and Services                    2,380        7       1,630         6          9,904       10        7,436        10
                                          -------     ----     -------      ----       --------      ---     --------       ---
Total Oilfield Services Revenues           32,332      100      27,278       100         97,419      100       76,106       100
                                          -------              -------                 --------              --------
Total                                     $82,554              $85,456                 $250,106              $241,163
                                          =======              =======                 ========              ========


                                               THREE MONTHS ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
                                        ------------------------------------------    --------------------------------------------
                                                      % of                  % of                     % of                  % of
OPERATING PROFIT (LOSS) (000'S)            2001       Total     2000       Total         2001       Total      2000        Total
                                        ----------- --------  ----------  --------    -----------  --------------------  ---------
Polymer Processing                       $    165         3    $ 3,715        52        $  1,558       9    $ 11,401         57
Oilfield Services                           5,028        97      3,390        48          15,506      91       8,538         43
                                         --------      ----    -------       ---        --------     ---    --------       ----
Total Operations                            5,193       100      7,105       100          17,064     100      19,939        100
General Corporate Expenses                (11,194)              (2,144)                  (16,677)             (7,093)
                                         --------              -------                  --------            --------
Total                                    $ (6,001)             $ 4,961                  $    387            $ 12,846
                                         ========              =======                  ========            ========

Three and Nine Months Ended June 30, 2001 Compared to the Three and Nine Months Ended June 30, 2000

REVENUES

         Consolidated revenues increased $8,943,000 (4%) during the nine months ended June 30, 2001 compared to the same period of fiscal 2000 and decreased $2,902,000 (3%) during the quarter ended June 30, 2001 compared to the year earlier quarter. These changes were due to an increase in Oilfield Service revenues offset by lower Polymer Processing revenues.

         Polymer Processing revenues declined $7,956,000 (14%) and $12,370,000 (7%) during the three and nine months ended June 30, 2001 compared to the same periods of fiscal 2000. These declines resulted primarily from lower distribution revenues and, to a lesser extent, lower size reduction revenues. Size reduction revenues declined $2,673,000 (22%) and $4,001,000 (11%) during the three and nine months ended June 30, 2001 compared to the same periods of fiscal 2000. These declines were primarily the result of lower U.S. grinding revenues due to lower processing volumes. The volume decline was due to competitive pressures, an inadequate marketing strategy and to a lesser extent, the weakness of the US manufacturing economy . European grinding revenues also declined during the third quarter due to a less favorable revenue mix and the effect of the strengthening U.S. Dollar relative to the Euro and other European currencies. The nine month decline was due to a decline in European revenues and lower domestic grinding revenues resulting from lower processing volumes. In the case of the Company's European market, lower European currency values compared to the U.S. Dollar also had the effect of reducing revenues compared to the prior year. Compounding revenues declined $1,423,000 (7%) during the third quarter of fiscal 2001, compared to the third quarter of fiscal 2000. This decline was mostly due to a decline in domestic concentrate manufacturing revenues during the quarter. During the nine months ended June 30, 2001, compounding revenues increased $443,000 (1%). This increase was the result of year over year growth of the Company's domestic concentrate manufacturing business operation, partially offset by lower European compounding revenues. The European decline was primarily the result of the weak Euro and other European currencies and lower compounding volumes in the Company's UK market. Distribution revenues declined $3,860,000 (16%) and $8,812,000 (13%) during the three and nine months ended June 30, 2001, compared to the same periods of fiscal 2000. These declines were primarily the result of lower distribution sales volumes in the U.S. and European markets, the effect of the strengthening of the U.S. Dollar, versus European currencies and the Australian and New Zealand Dollars, and lower average sales prices in Europe.

         Oilfield Services revenues increased $5,054,000 (19%)and $21,313,000 (28%) to $32,332,000 and $97,419,000 during the three and nine months ended June 30, 2001 compared to the same periods of fiscal 2000. All major product lines within Oilfield Services experienced revenue growth during the quarter and the fiscal year-to-date periods. Strong customer demand for the Company's Oilfield Services is being driven by higher oil and gas prices and, in turn, higher rig counts. During the third quarter the average U.S. benchmark oil price was relatively high at $27.63 per barrel. Compared to the third quarter of fiscal 2000, the average benchmark natural gas price increased 5% to $3.82. As a result of the increase in oil and gas prices during fiscal 2000 and the first half of fiscal 2001, the average U.S. drilling rig count increased 47% to 1,237 and the average workover rig count increased 14% to 1,226, during the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. These trends have resulted in improved demand for the Company's oilfield services during fiscal year 2001. During the third quarter of fiscal year 2001, however, both oil and gas prices declined. Should the trend of declining commodity prices continue, oilfield activity levels would be expected to decline and as a result, demand for the Company's Oilfield Services would likewise decline. The Company is, however, optimistic that, if oil and gas prices remain at or near their present levels, market conditions will remain favorable for the Company's oilfield service business.

COST AND EXPENSES

         Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 21.7% during the three months ended June 30, 2001 compared to 22.5%, during the same quarter last year. During the nine months ended June 30, 2001, gross margins were 22.3% compared to 23.3% last year. The margin erosion occurred due to a decline in Polymer Processing gross margins, partially offset by gross margin improvement within the Oilfield Service business.

         Polymer Processing gross margins declined to 16.8% and 17.4% during the three and nine months ended June 30, 2001 compared to 19.6% and 21.0% during the same periods of fiscal 2000. The gross margin decline was the result of a less favorable revenue mix in the Company's domestic concentrate manufacturing business, lower processing volumes in the Company's domestic and European markets and lower distribution sales volumes. Distribution gross margins declined in part due to falling polymer prices and competitive pressures, particularly in Europe.

        Following the change in the Company's management and in response to the continued deterioration of Polymer profitability margins, management is currently reviewing the critical issues and opportunities within the Polymer Processing business. Management's changes are focused on making improvements in the areas of total quality management, inventory management, working capital management in general, resin procurement and IT systems, among others.

         Oilfield Service gross margins improved to 29.2% and 29.8% during the three and nine months ended June 30, 2001 compared to 28.8% and 28.5% during the same periods of fiscal 2000. These improvements are mostly due to the benefits of higher volumes, resulting from increased customer demand and, to a lesser extent, modest pricing improvements.

         Depreciation and amortization expenses decreased to $3,862,000 and $11,672,000 during the three and nine months ended June 30, 2001 from $4,102,000 and $12,371,000 during the same periods of fiscal 2000. This decline was the result of the effects of the strengthening U.S. Dollar, which has the effect of reducing reported non-U.S. depreciation in U.S. Dollar terms, partially offset by the impact of capital expenditures.

         Selling, general and administrative expenses increased to $11,873,000 and $34,304,000 during the three and nine months ended June 30, 2001, compared to $10,092,000 and $30,905,000 during the same periods of fiscal 2000. The quarterly increase was primarily the result of $546,000 of proxy contest expenses relating to the fiscal 2001 annual meeting, higher Oilfield Service expenses commensurate with the increase in revenues, an increase in legal expenses and an increase in costs related to the potential sale of the Company's Oilfield Service business. In the case of the year-to-date increase, higher Oilfield Service selling, general and administrative expenses consistent with the increase in revenues, and $1,660,000 of proxy contest expenses explains most of the increase.

FISCAL 2001 CHARGES

            During the third quarter of fiscal 2001, the Company recognized (i.) a $7,410,000 charge for severance obligations relating to the termination of Asher Pacholder (Chairman and Chief Financial Officer), Sylvia Pacholder (President and Chief Executive Officer), Robin Pacholder (President Wedco North America), David Gerst (Senior Vice President and General Counsel) and Tom Pacholder (Senior Vice President- Wedco) (collectively referred to as the "Pacholder Group"), such terminations being discussed in the Company's press release dated June 7, 2001, and (ii.) a $500,000 charge for litigation relating to one of the personal injury claims alleging exposure to silica, resulting in silicosis- related disease. See "Note 7. Legal Proceedings".

         In connection with the termination of the Pacholder Group, the Company established and funded an escrow account containing $3,113,000 in cash. The purpose of the escrow account is to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there is a "change of control", as defined by the IRS regulations, within one year of the Pacholder Group's termination. Due to the uncertainty surrounding whether the excise tax will be due, the $3,113,000 has not been reflected as an expense during the nine months ended June 30, 2001 and additionally, the escrow balance has been reclassified to "prepaid expenses and other current assets" from cash on the Company's June 30, 2001 balance sheet. Additionally, should a "change of control", as defined, occur within one year of the severance date, a significant portion of the tax asset the Company has recognized, relating to the future benefit of deducting the $7,400,000 severance charge, will no longer be an allowable deduction for tax purposes.

         During the second quarter of fiscal 2001, the Company closed a non-core polymer processing operation and recognized a $650,000 charge for the difference between the book value of the operation's net assets and expected liquidation value. Also, during the second quarter of fiscal 2001, the Company terminated certain polymer processing employees and recognized related severance expenses of $543,000.

OPERATING INCOME (LOSS)

         Operating income (loss) decreased from $4,961,000 and $12,846,000 for the three and nine months ended June 30, 2001, to $(6,001,000) and $387,000 for the three and nine months ended June 30, 2001. These decreases were due to the changes in revenues and costs and expenses discussed above.

INCOME TAXES

         The Company's effective income tax rates were 33% and 25% during the three and nine months ended June 30, 2001 compared to 47% and 58% during the same periods of fiscal 2000. The tax rate changes were due to the relation between pre-tax income and permanent differences, as well as a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

NET INCOME (LOSS)

         For the three and nine months ended June 30, 2001, the Company had net losses of $6,204,000 and $6,747,000 compared to net income of $994,000 and $1,580,000 for the same periods in fiscal 2000, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

         The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for these currencies for the three and nine months ended June 30, 2001 compared to the exchange rates used to translate the three and nine months ended June 30, 2001.

                                                                              THREE MONTHS                     NINE MONTHS
                                                                       ---------------------------      -------------------------
Net revenues                                                                   $(3,524,602)                   $(10,589,318)
Earnings before interest, taxes, depreciation and amortization                    (241,622)                       (879,891)
Operating income                                                                   (78,304)                       (396,790)
Pre-tax income                                                                     (14,546)                       (207,363)
Net income                                                                         (27,629)                       (158,887)


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


ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                        JUNE 30, 2001
                                           ---------------------------------------------------------------------------------
Variable interest rate                          US$ EQUIVALENT             WEIGHTED AVERAGE
long-term debt:                                  IN THOUSANDS                INTEREST RATE             EXPECTED MATURITY
                                                --------------              ---------------            -----------------
CURRENCY DENOMINATION
British Pounds Sterling                              $1,474                        6.75%              less than one year
Italian Lira                                          3,576                        5.24%              less than one year
New Zealand Dollar                                      625                        7.76%              less than one year
Australia Dollar                                        122                        8.75%              less than one year

ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES


Forward Exchange Agreements (000s):

RECEIVE US$/PAY NZ$:
Contract Amount                                US$929
Average Contractual Exchange Rate              (US$/NZ$)   .4144
Expected Maturity Dates                        July  2001 through September 2001

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amount                                US$1,038
Average Contractual Exchange Rate              (US$/A$)    .5184
Expected Maturity Dates                        July  2001 through September 2001

RECEIVE US$/PAY FRENCH FRANCS
Contract Amount                                US$43
Average Contractual Exchange Rate              (US$/FRF)   .1378
Expected Maturity Date                         December 2001


ON-BALANCE SHEET
FINANCIAL INSTRUMENTS                                                     JUNE 30, 2000
                                      --------------------------------------------------------------------------------------
Variable interest rate                     US$ EQUIVALENT             WEIGHTED AVERAGE
long-term debt:                             IN THOUSANDS               INTEREST RATE          EXPECTED MATURITY
                                           --------------             ---------------         -----------------
CURRENCY DENOMINATION
Dutch Guilders                                  $1,224                      5.74%              less than one year
British Pounds Sterling                          2,368                      7.25%              less than one year
French Francs                                       39                      5.14%              2001
Italian Lira                                     4,295                      4.98%              less than one year
Canadian Dollar                                  3,373                      8.75%              less than one year
New Zealand Dollar                                 149                      7.76%              less than one year


ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES


Forward Exchange Agreements (in 000s):

RECEIVE US$/PAY NZ$:
Contract Amounts                              US$585
Average Contractual Exchange Rate             (NZ$/US$)   .4762
Expected Maturity Dates                       July 2000 through August 2000

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amounts                              US$1,170
Average Contractual Exchange Rate             (A$/US$)    .5692
Expected Maturity Dates                       July 2000 through September 2000

RECEIVE US$/PAY DUTCH GUILDER
Contract Amounts                              US$10
Average Contractual Exchange Rate             (NLG/US$)   .4342
Expected Maturity Date                        July 13, 2000

RECEIVE GBP/PAY DUTCH GUILDER
Contract Amounts                              GBP77
Average Contractual Exchange Rate             (NLG/GBP)   .2769
Expected Maturity Dates                       July 2000 through August 2000

RECEIVE US$/PAY FRENCH FRANCS
Contract Amounts                              US$150
Average Contractual Exchange Rate             (FRF/US$)   .1462
Expiration Date                               On or before June 18, 2001


POTENTIAL SALE OF OILFIELD SERVICES BUSINESS SEGMENT

         The Company previously announced that it had entered into a letter of intent with Varco International, Inc. to sell its Oilfield Services business segment. This letter of intent has expired in accordance with its terms; however, the Company and Varco are continuing, at this time, to discuss the terms of a possible transaction. See Note 7 in the Notes to Consolidated Financial Statements.

ACQUISITION PROPOSAL

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

         On June 8, 2001, the Company established a Special Committee consisting of the independent directors to consider the acquisition proposal from TSP and any other acquisition proposals that may be received by ICO. The Special Committee has retained legal counsel and financial advisors to assist in the evaluation and review of the TSP proposal.

         In an August 3, 2001 letter to TSP, the Special Committee said it was recommending against the TSP proposal dated May 9, 2001 as currently constructed because the proposal was contingent on the successful completion of the previously-announced sale of ICO's Oilfield Services division to Varco, International, Inc. on terms acceptable to TSP. Additionally, the special committee objected to TSP's proposed breakup fee. The Special Committee requested TSP to revise its offer to eliminate the contingencies and provide a financing commitment letter to the committee to enable it to make a reasonable evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 to the Consolidated Financial Statements included in Part I,
Item 1, of this quarterly report on Form 10- Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on April 25, 2001 for the following purposes:

     1. The election of three Class I Directors to serve until the 2004 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

     2. To ratify and approve the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the ensuing fiscal year; and

     3. To consider and act upon any matters incidental to the foregoing purposes and transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

         At the Meeting, the vote on the election of Class I Directors was as follows:

                                                    IN FAVOR          WITHHELD
                                                   ----------        ----------
INCUMBENT BOARD NOMINEES
William E. Cornelius                                7,100,580          122,370
Howard P. Tuckman                                   7,105,413          117,537
George S. Sirusas                                   7,105,413          117,537

TRAVIS STREET PARTNERS' NOMINEES
A. John Knapp                                      10,832,800           21,863
James D. Calaway                                   10,844,650           34,863
Charles T. McCord, III                             10,844,974           23,013


         At the Meeting, the vote on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as ICO's auditor for fiscal 2001, was as follows:


       FOR                        AGAINST                     ABSTAIN
       ---                        -------                     -------
    17,804,539                     56,585                     144,503


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - Reference is hereby made to the exhibit index which appears on page 23.

         (b) On June 7, 2001, the Company filed a Form 8-K current report disclosing that certain executive officers had been terminated by the Company and that the Board of Directors of the Company established a Special Committee (consisting of independent directors) to consider the pending acquisition proposal from Travis Street Partners and any other acquisition proposals that may be received by ICO.

         (c) One June 21, 2001, the Company filed a Form 8-K current report making a regulation FD disclosure and announcing the resignation of William E. Willoughby as a director of the Company and the appointment of William C. Willoughby to the Board of Directors.

The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                                                         EXHIBIT
-----------                                                        ---------

2.1       --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)
3.1       --    Articles of Incorporation of the Company dated March 20, 1998  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2       --    Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
3.3       --    Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30,
                1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
3.4       --    Amended and Restated By-Laws of the Company dated March 24, 2001
4.1       --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)
4.2       --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and
                State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due
                2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)
4.3       --    Second Supplemental Indenture and Amendment dated April 1, 1998 between ICO P&O, Inc., a wholly owned subsidiary of the Registrant, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)
4.4       --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society
                National Bank (filed as Exhibit 4 to the Registrant's Annual Report on Form 10-K for 1992)
4.5       --    Stock Registration Rights Agreement dated April 30, 1996 by and between the Company, a subsidiary of the Company and the Wedco Shareholders Group, as defined (filed as Exhibit 4.4 to Form S-4 dated
                March 15, 1996)
4.6       --    Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and
                Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)
10.1      --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive Proxy
                Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.2      --    Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual
                Meeting of Shareholders)
10.3      --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                June 24, 1994 for the Annual Meeting of Shareholders)
10.4      --    ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                August 10, 1995 for the Annual Meeting of Shareholders)
10.5      --    ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                August 29, 1996 for the Annual Meeting of Shareholders)
10.6      --    ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement dated
                January 23, 1998 for the Annual Meeting of Shareholders)
10.7**    --    Employment Agreement dated June 21, 2001 by and between the Registrant and Timothy Gollin.
10.8**    --    Employment Agreement dated June 21, 2001 and between the Registrant and Christopher N. O'Sullivan.
10.9      --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)



EXHIBIT NO.                                                         Exhibit
-----------                                                      -------------
10.10     --    Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph
                (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998)

-----------
** Filed herewith

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


                                  ICO, Inc.
                                  -----------------------------------------
                                  (Registrant)





                                  /s/ Christopher N. O'Sullivan
                                  -----------------------------------------
August 13, 2001                   Christopher N. O'Sullivan
                                  Vice Chairman and Chief Financial Officer
                                  (Principal Financial Officer)





                                  /s/ Jon C. Biro
                                  -----------------------------------------
                                  Jon C. Biro
                                  Senior Vice President, Chief Accounting
                                  Officer and Treasurer
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                                         EXHIBIT
-----------                                                        ---------

10.7**    --    Employment Agreement dated June 21, 2001 by and between the Registrant and Timothy Gollin.

10.8**    --    Employment Agreement dated June 21, 2001 and between the Registrant and Christopher N. O'Sullivan.

10.9      --    Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)
