Form 10-K
period 2001-09-30
ICO INC
filed 2001-12-20
CIK 353567

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
                                    ---------

 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from      to      Commission file number 0-10068

                                   ICO, INC.
                                   ---------
             (Exact name of registrant as specified in its charter)

                           TEXAS                                                 76-0566682
(State of other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                 5333 WESTHEIMER, SUITE 600                                        77056
                       HOUSTON, TEXAS                                            (Zip Code)
         (Address of principal executive offices)


                  REGISTRANT'S TELEPHONE NUMBER (713) 351-4100
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common equity held by nonaffiliates of the Registrant as of December 20, 2001 was $22,258,736.

    The number of shares outstanding of the registrant's Common Stock as of December 20, 2001: Common Stock, no par value- 22,956,987

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2001.
--------------------------------------------------------------------------------

                                    ICO, INC.

                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I
        Item 1.    Business........................................................................1
        Item 2.    Properties.....................................................................10
        Item 3.    Legal Proceedings..............................................................12
        Item 4.    Submission of Matters to a Vote of Security Holders (no response required)..... -


PART II
        Item 5.    Market for the Registrant's Common Stock and
                   Related Stockholder Matters....................................................15
        Item 6.    Selected Financial Data........................................................16
        Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................17
        Item 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk....................................................................30
        Item 8.    Financial Statements and Supplementary Data....................................31
        Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure............................................31


PART III
        Item 10.   Directors and Executive Officers of the Registrant.............................32
        Item 11.   Executive Compensation.........................................................32
        Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management..........................................................32
        Item 13.   Certain Relationships and Related Transactions.................................32


PART IV
        Item 14.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K............................................................33

                                     PART I
           (all currency figures in thousands, except per share data)

ITEM 1. BUSINESS

GENERAL

         ICO, Inc. and its subsidiaries provide specialized polymers processing and oilfield services. In the polymers processing segment, the Company provides grinding, jet milling, compounding, and ancillary services for polymer resins produced in pellet form (size reduction services); formulates and manufactures concentrated products for blending with polymer resins to give finished products desired characteristics, such as color or protection from ultraviolet light; provides other compounding services; and provides related distribution services. The Company's specialty polymers processing customers include major chemical companies, polymers production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

         The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

CHANGE IN MANAGEMENT

         On June 7, 2001, the Company issued a press release announcing that the Company has entered into termination agreements with ICO's Chairman and Chief Financial Officer, Dr. Asher ("A1") O. Pacholder, and its President and Chief Executive Officer, Sylvia A. Pacholder, as well as with Robin E. Pacholder (President of Wedco, North America), David M. Gerst (Senior Vice President and General Counsel of ICO) and Tom D. Pacholder (Senior Vice President--Corporate Administration of Wedco, Inc.) (collectively referred to herein as the "Terminated Pacholders"). In connection with the termination agreements, Al Pacholder and Sylvia Pacholder resigned as Directors of ICO.

         Also on that date, John N. Williamson was named chairman of the Board of Directors, and Timothy J. Gollin and Christopher N. O'Sullivan were appointed to the Board of Directors. In addition, Mr. Gollin was named President and Chief Executive Officer of ICO, and Mr. O'Sullivan was named Vice Chairman and Chief Financial Officer.

         Each of the termination agreements (the "Termination Agreements") was entered into by the Terminated Pacholders in settlement and compromise of their respective employment contracts (the "Employment Contracts") with ICO. Pursuant to the Termination Agreements, ICO terminated each of the Terminated Pacholders as an employee and officer of ICO or Wedco, as applicable, and accepted each Terminated Pacholders' resignation from all other positions with ICO and its subsidiaries. Also, see "Fiscal 2001 Charges" in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial impact of the Termination Agreements.

POLYMERS PROCESSING SERVICES

         The Company's polymers processing business segment provides size reduction services (grinding and related services such as blending and screening); compounding services (including manufacturing concentrates for use in polymer products); and, primarily in Europe and Southeast Asia, related distribution services. Most of the size reduction operations also provide compounding, blending, and mixing services. The Company conducts its size reduction and compounding operations in the United States, Europe, Australia, New Zealand and Malaysia (the Australia, New Zealand, and Malaysia operations are sometimes referred to collectively herein as the "Southeast Asian operations"). The Company's concentrate manufacturing operations are conducted in the United States through the Company's wholly-owned subsidiary, Bayshore Industrial, Inc. In Europe, the Company manufactures concentrates in two locations, one in France and another in England.

         The Company's size reduction, compounding and related processing services are an intermediate step between the production of polymer resins and the manufacture of a wide variety of end products, such as paint, garbage bags, plastic film or other polymers. Chemical manufacturers generally produce polymer resins in pellet form. Various manufacturing processes, such as rotational molding, used to produce finished plastic or other polymers products require the pellets to be ground into smaller sizes, or to be mixed with additives and recombined, before end products having the desired characteristics are produced. The Company's size reduction services involve the grinding of pellets into smaller sizes and, in many cases, the blending or compounding of polymer pellets with other additives or fillers, such as colored pigments. The Company's concentrate manufacturing operations involve the production of additives that, when blended into resin, produce materials with desired properties such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardancy, color, ultraviolet stabilization, impact and tear resistance, or adhesion.

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. The facilities to be closed are a size reduction and compounding facility in Italy, a grinding machinery manufacturing facility in the United States, and a minerals size reduction facility in the United States. The restructured facility manufactures color concentrates in the UK. Also, see "Fiscal 2001 Charges" within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Size Reduction and Compounding. Size reduction services include ambient grinding, cryogenic grinding and jet milling to reduce various materials to a powder form. Materials processed by the Company include polyethylene, polyester, polypropylene, nylon, fluorocarbons, cellulose acetate, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others. The Company is a leading provider of size reduction services in the United States, Western Europe, New Zealand, Australia and Malaysia. The majority of the Company's size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The powder produced by the Company is most often used in manufacturing household items (such as toys, household furniture, and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint, and metal and fabric coatings. The powders are also used as raw material for additional processing in which they are combined with additives, such as color concentrates.

         Often the Company compounds material in conjunction with providing size reduction services (typically using an ambient grinding process). For example, the Company serves many customers by purchasing natural colored resin, compounding certain additives into the resin, in order for the customer to manufacture a product with desired characteristics (for example a colored material), and then grinding the resulting pellet into a powder form. The process of compounding generally consists of melt blending and mixing of plastics and other additives, by way of extrusion to form pellets. Compounding services are offered to customers within a majority of the Company's size reduction facilities.

         Many of the resulting final products produced using the Company's powders are manufactured using a rotational molding process. The Company provides a substantial portion of its size reduction services to customers that are either rotational molders or that supply the rotational molding industry. Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin sticks to the hot mold and evenly coats the mold's surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in injection molding. Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft.

         The Company provides jet milling for products requiring very fine particle size, such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with special thermal characteristics (such as heat sensitive materials), the Company also provides cryogenic milling services, which uses liquid nitrogen to chill materials to extremely low temperatures.

         The Company offers its customers related polymers processing services. These services include dry blending and mixing of plastics and other additives, other various processing services, packaging, warehousing and distribution services that are integrated with the Company's size reduction services. From time to time, the Company also sells Company-manufactured grinding and other equipment in the United States and internationally.

         The Company has seven operating facilities in the United States, seven in Europe (located in the Netherlands, the UK, Italy, France and Sweden), and three in Southeast Asia (located in New Zealand, Australia and Malaysia) that provide size reduction services. Most of these facilities also perform compounding services for customers.

         Concentrate Manufacturing. The Company has three concentrate manufacturing operations. Bayshore Industrial, Inc., the Company's largest concentrate manufacturing operation, is located in LaPorte, Texas. Two smaller operations were acquired by the Company - Impact Colours (formally the concentrate manufacturing operations of Rotec Chemicals, Ltd.), located in Rushden, England, manufactures proprietary color concentrates (see "Fiscal 2001 Charges" within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and Soreco S.A. located in Oyonnax, France, which provides high quality color matching and color compounding services for engineering plastics. The Company's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers primarily consist of companies that produce the additive-filled resins used by others in fabricating finished products, as well as those companies that make the finished plastic products. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

         Distribution of Products Manufactured by the Company. In Europe and Southeast Asia, the Company is a leading distributor of powders used in such applications as rotational molding, carpet-backing, and powder coating. The Company also sells these powders in Africa, South America, the Middle East, and Southeast Asia. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to process the powders. Often, the Company utilizes both size reduction and compounding technology to produce colored powders that satisfy specific customer requirements.

         Polymers Processing Customers and Pricing. The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company's domestic size reduction business, polymers distributors. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11%, 14% and 13% for fiscal years 2001, 2000 and 1999, respectively. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

         The Company provides value-added polymers processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuation in raw materials and other supplies by maintaining relatively short order cycles; however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "Raw Materials and Backlog"). The majority of the Company's domestic size reduction service revenues have historically been carried out on a tolling basis and have not required the purchase of inventory.

         Polymers Processing Sales and Marketing. The Company has established a sales force of seven full-time people dedicated to selling its size reduction services and concentrate products in the United States. Additionally, the Company's European polymers processing operations have an established sales force in Europe consisting of sixteen full-time individuals located in The Netherlands, the United Kingdom, Italy, France, Belgium, Germany and Scandinavia. The New Zealand and Australian operations have a combined sales force of eight people.

         Competition. The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction competitors are generally small and mid-sized companies which, overall, have fewer locations and a more regional emphasis. Several companies also maintain significant size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

         The ambient size reduction business lacks substantial barriers to entry, but cryogenic grinding and jet milling require a more significant investment and greater technical expertise. The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise. In general, many of the Company's customers could perform the specialized polymers processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company. While there can be no assurance, the Company believes that it will be able to continue to compete effectively in the industry, based on the factors described above.

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

These inspection services are used by the mills that manufacture pipe, pipe suppliers and end users, such as oil and gas exploration and production companies, as a quality assurance and control measure to reduce the costs associated with defective tubular goods and to reduce the risk of downhole failure, especially when drilling deep oil and natural gas wells with high downhole temperatures and pressures and when drilling in environmentally sensitive areas such as offshore waters. The Company operates its own inspection facilities for new tubular goods that provide (in contrast to field inspection) a controlled environment that permits more efficient and consistent inspection procedures, facilitates supervision of personnel and electronic equipment and avoids problems associated with inclement weather. The Company also performs, under long-term contracts, inspection services on site at the manufacturing plants of several major producers and processors of tubular goods, thereby reducing transportation and handling costs to the customer; and provides mobile inspection services in the field. The Company also manufactures inspection equipment which is sold or leased from time to time to domestic and foreign customers.

         The Company provides its customers a "Full-Service One-Stop Program" by offering a complete range of tubular services, including electro-magnetic inspection ("EMI"), ultrasonic inspection ("UT"), tubular maintenance and storage, inventory management, and associated services such as hydrostatic testing and threading (API specification and premium threading services are offered within the Company's Houston, Texas facility by third parties). EMI is a process which identifies flaws through magnetic flux leakage and is generally used on pipe of less than 500 mil. in thickness. The Company designed and uses an EMI system, the AGS System II, that the Company believes is capable of identifying and visually displaying natural and man-made flaws that are not identifiable using conventional EMI methods. The Company also designed and uses a UT system, the ICO Scan system, that uses high frequency sound waves to identify flaws that are virtually undetectable by other means. This system employs high frequency sound waves and is used to inspect pipe that is thicker than pipe which EMI can effectively inspect or that contains alloys of metals other than steel, such as titanium.

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

         The Company reconditions and inspects new and used sucker rods. Using the Company's patented computerized sucker rod inspection system, reconditioning involves a number of steps designed to clean, straighten, inspect and apply protective coating to sucker rods to guard against corrosion. This process reduces the customer's well operating costs because reconditioning used sucker rods is less expensive than purchasing new sucker rods. The Company also inspects new sucker rods before they are placed in service to reduce the risk of downhole failure, which requires expensive pulling services and results in loss of production. The Company's sucker rod reconditioning and inspection services are provided at eight Company facilities located in California, Oklahoma, Texas (three locations), Wyoming and Canada (two locations). See "Subsequent Events" within Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Oilfield Services Customers. The Company's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and oilfield supply companies. No single customer of the oilfield services business segment accounted for over 10% of the Company's consolidated revenues in fiscal 2001, 2000 or 1999. Sales are generally on an order-by-order basis or under short-term contracts (i.e., one year or less). The Company does enter into contracts in connection with the placement of Company-owned equipment in tubular goods manufacturing or processing facilities. These contracts are generally for three or more years and in some instances provide for fixed prices, volume discounts and indemnification of customers for certain liabilities.

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

ACQUISITIONS

         From the beginning of fiscal 1994 through fiscal year-end 2001, the Company completed and integrated eleven acquisitions in the oilfield services segment which increased its market share and expanded its service capabilities. In April 1996 the Company entered the polymers processing industry through the acquisition of Wedco Technology, Inc. ("Wedco") to take advantage of opportunities in that market. Since the Wedco acquisition, the Company has completed ten additional acquisitions in the polymers processing industry. The acquisitions the Company has completed during the last three fiscal years are discussed below and were accounted for using the purchase method of accounting and, as such, the results of operations of the acquired entities are included in the Company's consolidated results of operations only from the date of each acquisition forward.

         During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) ("Sanko") for $675, subject to adjustment. Sanko's business is now conducted through Courtenay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders and size reduction and compounding services to the rotational molding, metal coating, textile, and injection molding industries in Malaysia.

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

         There were no acquisitions in fiscal year 2001. Subsequent to fiscal year-end 2001, the Company acquired the operating assets of Rod Services Canada Ltd. and TRC Rod Services of the Rockies, Inc. See "Subsequent Events" within
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. The Company believes that its current procedures and practices in its operations, including those for handling hazardous materials, are substantially in compliance with all material environmental laws and regulations and its material operating permits. There can be no assurance, however, that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. While the Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future laws or regulations will be administered or interpreted, it believes the impact of any such laws or regulations is not likely to be more burdensome to the Company than to other similarly situated companies involved in oilfield services or polymers processing. Compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company. Also, see discussion concerning environmental issues included in "Item 3. Legal Proceedings."

INSURANCE AND RISK

         Except for warranties implied by law, the Company does not generally warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of inspection equipment, a reseller of tubular goods and a manufacturer of specialty polymers products, may result in liability on account of defective products. The Company believes these risks of its business are adequately covered by its insurance program. However, such coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. In addition, the occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

RAW MATERIALS

         The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing, distribution and a portion of its specialty polymers distribution business. Within the Oilfield Service business, the Company purchases and takes into inventory oil country tubular goods and sucker rods. These materials are subject to fluctuating availability and prices. The Company believes that these and other materials used in its operations are available from numerous sources and are available to meet its needs.

PATENTS AND LICENSES

         The Company holds fifteen United States patents, three United Kingdom patents, two Australia/New Zealand patents, and has six patent applications pending covering the proprietary technology utilized in its reconditioning, inspecting, spraymetal and epoxy coating of sucker rods and its services for used tubular goods. The expiration dates on these patents range from January 2006 to October 2019. The Company's polymers processing operations are not materially dependent upon any patents or trademarks. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company's patents will not be found to be invalid or that others will not claim that the Company's operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings. The Company does not believe any single patent is essential to the overall successful operation of the Company's business.

         In connection with the acquisition of Baker Hughes Tubular Services during fiscal 1992, the Company acquired royalty-free non-exclusive licenses to use Wellhead Scanalog(TM), PipeImage(TM) and other proprietary technology in the United States. Pursuant to the terms of such licenses, the Company generally is prohibited from using such proprietary technology in foreign markets.

EMPLOYEES

         As of November 30, 2001, the Company had approximately 1,897 full-time employees and approximately 448 independent full-time contract employees. The Company's employees working in Italy, France, Holland, Sweden, New Zealand, and Australia are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

         The location and approximate acreage of the Company's operating facilities at December 18, 2001, together with an indication of the services performed at such facilities are set forth below.

PROPERTIES OWNED:
                                                                                                    FACILITY
LOCATION                          SERVICES                                            ACRES      SQUARE FOOTAGE
--------                          --------                                            -----      --------------
OILFIELD SERVICES:
Bakersfield, CA.................  Sucker rod conditioning and inspection                 29            12,000
Broussard, LA...................  Drill pipe inspection                                  17            19,176
Casper, WY (Note 1).............  Inspection of new and used tubular goods               40            41,030
Corpus Christi, TX..............  Inspection of new and used tubular goods               10            19,799
Denver City, TX.................  Sucker rod conditioning and inspection                 10            10,400
Hobbs, NM.......................  Inspection of new and used tubular goods                2             3,400
Houston, TX.....................  Inspection of new and used tubular goods              192           335,993
Houston, TX.....................  Internal coating of new and used tubular goods         49           168,683
Lone Star, TX...................  Inspection of new and used tubular goods               80            56,700
Nisku, Alberta, Canada..........  Oilfield tubular goods-Trucking, coating,
                                  inspecting and inventory management                   155            32,550
Odessa, TX (Note 2).............  Sucker rod conditioning and inspection                 13            11,050
Odessa, TX (Note 3).............  Cement lining/external coating                         20            64,381
Odessa, TX......................  Sucker rod storage                                      7                 -
Odessa, TX......................  Spraymetal and epoxy coating of sucker rods             3            10,288
Odessa, TX......................  Inspection of new and used tubular goods                8            14,374
Odessa, TX......................  Internal coating of new and used tubular goods         10            45,332
Odessa, TX......................  Trucking yard                                          14             5,000
Odessa, TX......................  Inspection of new and used tubular goods               30            33,910
Odessa, TX......................  Equipment manufacturer and repair                       9            15,301
Oklahoma City, OK...............  Inspection of new and used tubular goods               17             4,748
Oklahoma City, OK...............  Sucker rod conditioning and inspection                  4            17,740
                                                                                       ----            ------
                                  Oilfield services acreage and square
                                    footage owned:                                      719           921,855
                                                                                       ----           -------
POLYMERS SERVICES:
Beaucaire, France...............  Size reduction                                          5            72,088
Bloomsbury, NJ..................  Size reduction                                         15            99,408
China, TX.......................  Size reduction                                         13           108,500
East Chicago, IN................  Size reduction and compounding                          4            72,200
Fontana, CA.....................  Size reduction                                          7            44,727
Gainsborough, England...........  Size reduction and compounding                          8           102,300
Grand Junction, TN..............  Size reduction                                          5           127,900
LaPorte, Texas..................  Concentrate manufacturing                              39           179,250
Lovelady, TX....................  Size reduction                                         24            90,000
Montereau, France...............  Size reduction and compounding                          4            53,259
Oyonnax, France.................  Concentrate manufacturing                               1            26,898
s-Gravendeel, The Netherlands...  Size reduction                                          5           240,773
Verolanuova, Italy..............  Size reduction and compounding                          5           140,248
                                                                                       ----           -------

                                  Polymers processing services acreage and
                                  square footage owned                                  135         1,357,551
                                                                                       ----         ---------
                                  Total acreage and square footage owned                854         2,279,406
                                                                                       ----         ---------

PROPERTIES LEASED:

                                                                                                 FACILITY
LOCATION                       SERVICES                                            ACRES      SQUARE FOOTAGE
--------                       --------                                            -----      --------------
CORPORATE HEADQUARTERS:        Corporate headquarters                                N/A            16,897

OILFIELD SERVICES:
Amelia, LA...................  Internal coating and inspection of new and used
                               tubular goods                                          84           179,574
Brookhaven, MS...............  Inspection of new and used tubular goods               12             3,252
Edmonton, Alberta, Canada....  Inspection of new and used sucker rods, sales
                               and services of new/used oilwell engines               10           121,545
Farmington, NM...............  Storage and inspection of new and used tubular
                               goods                                                  44            10,000
Houston, TX..................  Internal research and development                       5            45,000
Houston, TX..................  Inspection of new and used tubular goods               14            16,334
Lone Star, TX................  Inspection of new and used tubular goods              N/A            18,750
Monahans, TX.................  Inspection of new and used tubular goods               17             8,520
Williston, ND................  Inspection of new and used tubular goods                2            14,400
                                                                                   -----            ------
                               Oilfield services square footage leased               188           417,375
                                                                                   -----           -------
POLYMERS SERVICES:
Aukland, New Zealand.........  Size reduction and compounding                          1            24,010
Batu Pahat, Malaysia.........  Size reduction and compounding                          1            32,400
Bolivar, TN..................  Machinery manufacturing                               N/A            31,200
Lovelady, TX.................  Storage building                                      N/A             2,000
Melbourne, Australia.........  Size reduction and compounding                          1            46,550
Rushden, England.............  Concentrate manufacturing                               1            25,026
Stenungsund, Sweden..........  Size reduction                                          1            49,063
Verdellino, Italy............  Size reduction and compounding                          2            39,810
                                                                                   -----            ------

                               Polymers processing services acreage and
                               square footage leased                                   7           250,059
                                                                                   -----           -------
                               Total acreage and square footage leased               195           684,331
                                                                                   -----           -------

                               Total oilfield services and polymers services
                               acreage and square footage owned and leased         1,049         2,963,737
                                                                                   =====         =========

Notes:

(1) Seventeen acres are owned, 21 acres leased through 2003, remaining two leased month to month.

(2) Three acres are leased on a month to month basis; the remaining ten acres are owned by the Company.

(3) Eighteen acres are owned; the remaining two acres are leased on a month-to month basis.



         The Company considers its facilities and equipment to be well maintained and adequate for the Company's present operations. The leased properties listed above have various expiration dates through 2016. The Company also leases various sales and administrative offices with various lease expiration dates through 2006. Utilization of the Company's oilfield service facilities is subject to fluctuations based in part on oil and gas exploration and production levels. The Company is currently operating most of its facilities below full capacity. Most oilfield facilities are operating no more than 12 hours per day, while most of the polymers facilities are operating 24 hours per day, 5 days per week.

ITEM 3. LEGAL PROCEEDINGS

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving two former employees alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases were initiated on November 21, 1991 (by Roberto Bustillos, et al., in Texas State Court in Ector County) and on January 4, 2000 (by Pilar Olivas, et al., in Texas State Court in Harris County). Generally, the Company is protected under workers' compensation law from claims under these two suits, except to the extent a judgment might be awarded against the Company for an intentional tort.

         In fiscal 1994 and 1995, the Company received an instructed verdict (i.e. no liability was found at trial after the plaintiff's evidence was presented) in four cases involving four plaintiffs, also former employees, alleging intentional tort against the Company for silicosis-related disease. Between fiscal 1993 and fiscal 2000, the Company was non-suited or dismissed without liability in fifteen cases filed by former employees alleging intentional tort against the company for silicosis-related disease. In the second and fourth quarters of fiscal 2001, the Company was non-suited in two more cases filed by former employees alleging intentional tort against the company (the case filed in 1991 by Odilon Martinez in Texas State Court in Ector County, and the case filed in 1992 by James Glidwell in Texas State Court in Ector County, respectively).

         The Company has settled six cases filed by the survivors of six former employees, alleging wrongful death caused by silicosis-related disease. Five of these settlements occurred between fiscal 1993 and fiscal 1999. The sixth case (which was filed in 2000 by Delma Orozco, individually and as representative of the Estate of Lazaro Orozco, et al., in Texas State Court in Ector County), was settled in the fourth quarter of fiscal 2001. In fiscal 1993 the Company incurred a total charge of $605 in connection with settlement of two of the above-referenced wrongful death cases. The Company was fully insured for the settlement of the other four cases alleging wrongful death causes of action, including the Orozco case settled in fiscal 2001, and therefore did not incur any settlement costs in connection with those cases. At this time there are no suits pending against the Company alleging wrongful death caused by silicosis-related disease.

         During December 1996, an agreement was signed by the Company and Baker Hughes, Inc. ("Baker Hughes") to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services ("BHTS") in 1992. The agreement stipulates that with regard to future occupational health claims (which would include silicosis claims), the parties shall share costs equally, with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,250 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. Subsequent to the year end, the only claim outstanding at September 30, 2001 was settled.

         The Company has settled two cases filed by former employees of BHTS alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases, filed by Paul Roark and James Petty (the "Roark and Petty litigation"), were settled in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2002, respectively. The Roark and Petty litigation involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law. The Roark and Petty litigation named the Company and Baker Hughes, among others, as defendants, and fell within the provisions of the December 1996 agreement between the Company and Baker Hughes (described in the preceding paragraph). The terms of the settlements in the Roark and Petty litigation did not have a material adverse effect on the Company's financial condition.

         The Company and its counsel cannot, at this time, predict with any reasonable certainty whether or in what circumstances additional silicosis-related suits may be filed, or the outcome of future silicosis-related suits, if any. The Company does not believe, however, that the two silicosis-related lawsuits that are presently pending will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, employer's liability insurance policies applicable to silicosis-related suits; however, the extent and amount of coverage is limited, and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies.

         Environmental Remediation. The Company's agreement with Baker Hughes, pursuant to which BHTS was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is limited to $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material to the Company's financial condition, results of operations or cash flows.

         John Wood Group PLC Litigation. On November 21, 1997, in an action initiated by the Company in October 1994, a Texas State Court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of the Company's claims, ordered that the Company have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500, the Court of Appeals remanded the cause to the trial court for further proceedings. The Court of Appeals overruled the Company's motion for rehearing and rehearing en banc. The Company filed a petition for review in the Texas Supreme Court, and the Texas Supreme Court denied Company's petition for review on February 8, 2001. The Company filed a motion for rehearing from the Texas Supreme Court's denial of the Company's petition for review. On March 29, 2001, the Texas Supreme Court denied the Company's motion for rehearing from the Texas Supreme Court's denial of the Company's petition for review. On September 5, 2001, the Company dismissed all claims pending in the litigation in exchange for a payment of $200 from the Wood Group.

         Oil Country Tubular Limited Arbitration. ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, was named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arises out of a transaction between OCTL and BHTS whereby BHTS sold equipment and other assets from a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement
(FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India.

         OCTL paid $2,400 for the FCA and $2,800 for equipment for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce ("ICC"), OCTL claims, among other items, that it did not receive technical assistance, technical data, spare parts and certain raw materials that were necessary for its oilfield tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to the Company's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November 2000, in which it claimed nine different breaches of the FCA. Although the Company was not involved in the actions made the basis of OCTL's claims, its reconstruction of events indicated that BHTS supplied OCTL with a fully operational plant and that OCTL's difficulties, such as they were, resulted from external causes. The total amount of OCTL's claims exceeds $30,000. It has alleged approximately $8,700 in losses due to past contractual breaches, plus approximately $7,900 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to continue to contest the claims vigorously. The Company believes the damage claim is exaggerated. If the ICC arbitral panel should enter an award against the Company, the Company, Baker Hughes and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay the award.

         Shareholder Litigation. On May 11, 2001, an individual shareholder filed a lawsuit in Texas State Court in Harris County against the Company, its directors, two of the Company's former officers/directors, and Travis Street Partners, L.L.C. ("TSP"), alleging breach of fiduciary duty in connection with TSP's offer to buy the Company. The lawsuit also alleges that certain severance payments made by the Company to two of the Company's former officers/directors constitute a misappropriation of assets. The individual shareholder plaintiff filed suit on behalf of himself and derivatively on behalf of the Company, and has requested that the suit be maintained as a class action and that he be certified as the class representative. Plaintiff seeks an unspecified amount of damages. The Company has entered into an agreement with the plaintiff which, for now, indefinitely extends the time for the Company to file a responsive answer to the lawsuit.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 373 shareholders of record of the Company's common stock at December 20, 2001.

          During the first quarter of fiscal year 1999, the Company declared a $.055 per common share dividend. Since that time, the Company has not declared or paid common stock dividends. The Company currently has no plans to reinstate the common stock dividend.

         The Company's agreement relating to the Senior Notes due in 2007 restricts the Company's ability to pay dividends on preferred and common stock. The terms of the Senior Notes, however, do allow for dividend payments on currently outstanding preferred stock, in accordance with the terms of the preferred stock, and up to $.22 per share, per annum on common stock, in the absence of any default or event of default on the Senior Notes. The above limitations may not be decreased, but may be increased based upon the Company's results of operations and other factors (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 7 to the Company's Consolidated Financial Statements).

         The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                        HIGH        LOW
                                        ----        ---
           2001     First Quarter      2 4/32      1 1/8
                    Second Quarter     2 13/32     1 1/16
                    Third Quarter      2 39/50     1 9/10
                    Fourth Quarter     2 13/20     1 3/20

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

                                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   -----------   -----------  -----------  -----------  -----------
                                                                       2001         2000          1999         1998         1997
                                                                   -----------   -----------  -----------  -----------  -----------
                                                                                   (In thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Revenues ........................................................  $   327,299   $   325,307  $   262,373  $   281,343  $   198,042
Cost of sales and services ......................................      255,076       249,894      201,644      211,856      141,302
                                                                   -----------   -----------  -----------  -----------  -----------

Gross profit ....................................................       72,223        75,413       60,729       69,487       56,740
Selling, general and administrative expenses ....................       46,954        40,404       42,158       45,022       31,981
Depreciation and amortization ...................................       15,538        16,332       17,074       15,389       11,349
Impairment, restructuring and other costs .......................       14,512           426       16,077           --           --
                                                                   -----------   -----------  -----------  -----------  -----------

Operating income (loss) .........................................       (4,781)       18,251      (14,580)       9,076       13,410
Interest income .................................................        1,828         2,306        1,921        3,771        2,001
Interest expense ................................................      (14,518)      (14,423)     (13,831)     (13,819)      (5,765)
Gain on sale of equity investment ...............................           --            --           --       11,773           --
Other income (expense) ..........................................           --            --          (51)         (20)         602
                                                                   -----------   -----------  -----------  -----------  -----------

Income (loss) before income taxes and extraordinary item ........      (17,471)        6,134      (26,541)      10,781       10,248
Income taxes (benefit) ..........................................       (4,034)        3,633       (6,439)       4,775        4,150
                                                                   -----------   -----------  -----------  -----------  -----------
Income (loss) before extraordinary item .........................      (13,437)        2,501      (20,102)       6,006        6,098
Extraordinary gain ..............................................           --            --          399           --           --
                                                                   -----------   -----------  -----------  -----------  -----------
Net income (loss) ...............................................      (13,437)        2,501      (19,703)       6,006        6,098
Preferred dividends .............................................       (2,176)       (2,176)      (2,176)      (2,176)      (2,176)
                                                                   -----------   -----------  -----------  -----------  -----------
Net income (loss) available for Common Shareholders .............  $   (15,613)  $       325  $   (21,879) $     3,830  $     3,922
                                                                   ===========   ===========  ===========  ===========  ===========


EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share before extraordinary item .......  $      (.69)  $       .01  $     (1.01) $       .18  $       .19
Basic earnings (loss) per share .................................  $      (.69)  $       .01  $      (.99) $       .18  $       .19
Diluted earnings (loss) per share before extraordinary item .....  $      (.69)  $       .01  $     (1.01) $       .17  $       .19
Diluted earnings (loss) per share ...............................  $      (.69)  $       .01  $      (.99) $       .17  $       .19
Cash dividends per share declared on Common Stock ...............           --            --  $       .06  $       .22  $       .22
Weighted average shares outstanding (basic) .....................   22,741,020    22,407,248   22,113,000   21,877,000   20,918,000
Weighted average shares outstanding (diluted) ...................   22,741,020    22,465,481   22,113,000   22,004,000   21,144,000

OTHER FINANCIAL DATA:
EBITDA (2) ......................................................  $    25,269   $    35,009  $    18,571  $    24,465  $    24,759
Ratio of EBITDA to interest expense (3) .........................         1.7x          2.4x         1.3x         1.8x         4.3x
Ratio of EBITDA to interest expense net of interest income (3) ..         2.0x          2.9x         1.6x         2.4x         6.6x
Capital expenditures (4) ........................................  $    10,914   $    10,801  $    15,333  $    26,143  $    15,747
Common stock dividends ..........................................           --            --  $     1,216  $     4,823  $     4,559
Cash provided by operating activities ...........................  $     5,875   $     8,889  $    10,185  $       150  $    13,805
Cash used for investing activities ..............................  $     9,787   $    10,847  $    22,594  $    27,946  $    44,236
Cash provided by (used for) financing activities ................  $    (3,383)  $     3,893  $    (1,126) $    (4,992) $   100,909

                                                                                        AS OF SEPTEMBER 30,
                                                                   -----------------------------------------------------------
                                                                     2001        2000          1999        1998         1997
                                                                   --------    --------      -------      -------      -------
                                                                                         (In thousands)
BALANCE SHEET DATA:
Cash and equivalents..........................................     $ 31,642    $ 38,955     $ 37,439     $ 51,135     $ 83,892
Working capital...............................................       64,802      77,718       70,202       89,220      110,289
Property, plant & equipment, net..............................      100,139     104,749      114,586      117,299       97,779
Total assets..................................................      280,944     299,177      305,194      328,677      321,753
Long-term debt, net of current portion........................      137,713     140,236      139,652      132,631      133,034
Shareholders' equity..........................................       79,779      95,272      102,950      128,316      127,138

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

(3) Ratios of EBITDA to interest expense and interest expense net of interest income represent ratios which provide investors with information as to the Company's current ability to meet its interest costs. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to debt service ratios used by other companies.

(4) Consists of cash used for capital expenditures, excluding property, plant and equipment obtained in acquisitions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS IN OPERATIONS

INTRODUCTION

         The Company has two operating segments: Polymers Processing and Oilfield Services. Polymers Processing revenues are derived from (1) product sales and (2) toll services. Polymers Processing product sales entail the Company purchasing resin which is further processed within the Company's operating facilities. The further processing of the material may involve size reduction services and/or compounding services, which include the manufacture and sale of concentrates. After processing, the Company then sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material. Oilfield Service revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods) and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment to third parties.

         Cost of sales and services for the Polymers Processing and Oilfield Services segments is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of concentrate manufacturing operations and the Company's distribution business, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, management information system support, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

         Gross profits as a percentage of revenue for product sales within the Polymers Processing business generally are significantly lower than those generated by the Company's toll services due to the raw material component embedded in these sales revenues. Performing distribution activities inherent in product sales allows the Company's processing operations to be scheduled more efficiently and enhances the Company's relationships with the end users of the processed material.

         Demand for the Company's polymers processing products and services tend to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's Polymers Processing revenues tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on December 31. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

         The demand for the Company's Oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. Oil and gas prices fell sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first half of fiscal 2001 average oil and gas prices rose significantly compared to the same period in fiscal 2000. These trends have resulted in a strong recovery in demand for oilfield services generally and those services provided by the Company, with the U.S. rig count rising to an average of 1,237 during the third quarter of fiscal 2001. During the latter half of fiscal 2001 and into fiscal 2002 oil and gas prices have declined and, as a result, U.S. and Canadian rig counts have also declined. Should these trends continue, the Company would anticipate the demand for the Company's Oilfield products and services would likewise decline. As a result, the financial performance of the Oilfield Service business would also decline.

RESULTS OF OPERATIONS

                                                                          YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------------
                                                                % OF                     % OF                      % OF
                                                   2001         TOTAL        2000        TOTAL         1999        TOTAL
                                                ----------   ----------   ----------   ----------   ----------   ----------

NET REVENUES
Product sales ...............................   $  155,321           79   $  173,200           79   $  139,155           74
Toll services ...............................       40,799           21       46,736           21       48,322           26
                                                ----------   ----------   ----------   ----------   ----------   ----------

Total polymers processing revenue ...........      196,120          100      219,936          100      187,477          100
                                                ----------                ----------                ----------

Exploration sales and services ..............       45,752           35       36,163           34       25,203           34
Production sales and services ...............       41,274           31       36,461           35       28,766           38
Corrosion control services ..................       31,422           24       22,760           22       17,219           23
Other sales and services ....................       12,731           10        9,987            9        3,708            5
                                                ----------   ----------   ----------   ----------   ----------   ----------
Total oilfield sales and services revenues ..      131,179          100      105,371          100       74,896          100
                                                ----------                ----------                ----------
     Total ..................................   $  327,299                $  325,307                $  262,373
                                                ==========                ==========                ==========

                                                                         YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------
                                                            % OF                        % OF                       % OF
                                               2001         TOTAL          2000         TOTAL         1999         TOTAL
                                            ----------    ----------    ----------    ----------   ----------   ----------

EBITDA (LOSS) (1)
Polymers processing sales and services ..   $   11,029            31    $   24,083            56   $   22,799           78
Oilfield sales and services .............       24,369            69        19,012            44        6,512           22
                                            ----------    ----------    ----------    ----------   ----------   ----------
Total operations ........................       35,398           100        43,095           100       29,311          100
General corporate expenses ..............      (10,129)                     (8,086)                   (10,740)
                                            ----------                  ----------                 ----------
     Total ..............................   $   25,269                  $   35,009                 $   18,571
                                            ==========                  ==========                 ==========

    (1) "EBITDA" equals gross profit less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.

                                                                         YEARS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------------
                                                              % OF                       % OF                        % OF
                                                2001          TOTAL         2000         TOTAL         1999          TOTAL
                                             ----------    ----------    ----------    ----------   ----------    ----------

OPERATING INCOME (LOSS)
Polymers processing sales and services ...   $   (5,569)          (41)   $   13,850            51   $   (1,967)           84
Oilfield sales and services ..............       19,228           141        13,450            49         (376)           16
                                             ----------    ----------    ----------    ----------   ----------    ----------
Total operations .........................       13,659           100        27,300           100       (2,343)          100
General corporate expenses ...............      (18,440)                     (9,049)                   (12,237)
                                             ----------                  ----------                 ----------
     Total ...............................   $   (4,781)                 $   18,251                 $  (14,580)
                                             ==========                  ==========                 ==========

                                                       YEARS ENDED SEPTEMBER 30,
                                ---------------------------------------------------------------------------
                                                % OF                     % OF                      % OF
                                   2001         TOTAL        2000        TOTAL         1999        TOTAL
                                ----------   ----------   ----------   ----------   ----------   ----------

REVENUES BY GEOGRAPHICAL AREA
United States ...............   $  201,091           62   $  189,140           58   $  145,052           55
Foreign .....................      126,208           38      136,167           42      117,321           45
                                ----------   ----------   ----------   ----------   ----------   ----------
                                $  327,299          100   $  325,307          100   $  262,373          100
                                ==========   ==========   ==========   ==========   ==========   ==========

         Revenues. Consolidated revenues increased slightly, up $1,992 (1%) to $327,299 due to revenue growth of the Company's Oilfield Service business, partially offset by lower revenues generated by the Polymers Processing business.

         Polymers Processing revenues declined $23,816 (11%) to $196,120 as both product sales and toll service revenues declined. The strengthening of the U.S. dollar relative to European and South East Asian currencies negatively impacted revenues $10,700, or 45% of the overall revenue decline. Lower volumes also contributed to lower Polymers Processing revenues. The volume declines were due to competitive pressures, an ineffective marketing strategy as well as the effect of the weakening global economy, during the fiscal year. Polymers product sales revenues declined $17,879 (10%) to $155,321. Much of this decline was the result of the appreciation of the U.S. dollar relative to the relevant foreign currencies and a drop in sales volumes in the Company's U.S. market. Average sales prices also declined in the Company's European market due to a decline in resin prices. The Company purchases linear low density polyethylene and low density polyethylene to manufacture most of its powdered finished products. Currently, the majority of these powdered products are manufactured in the Company's Europe and Southeast Asian facilities. In the U.S., customers who require powdered products have tended to deal with the Company on a toll service basis, rather than buying product manufactured by the Company. Polymers toll service revenues declined $5,937 (13%) to $40,799. The decline was caused by lower processing volumes in the United States and Europe and the strengthening of the U.S. dollar during fiscal 2001.

         Oilfield Service revenues increased $25,808 (24%) to $131,179 during fiscal 2001. All major product lines experienced higher revenues during fiscal 2001, compared to fiscal 2000. Strong customer demand during the year was driven by higher oil and gas prices during the fiscal 2001 and in-turn higher rig counts. The following table summarizes important market measures which drive the Company's oilfield service business.


AVERAGE DURING FISCAL YEAR:                  2001            2000
--------------------------------------   ------------   ------------
U.S. rig count                                  1,172            842
Canadian rig count                                366            341
U.S. Workover rig count                         1,205          1,022
Crude Oil (West Texas Intermediate)      $      28.79   $      28.48
Natural Gas (Henry Hub)                  $       4.60   $       3.25

         During the last quarter of fiscal 2001 and subsequent to September 30, 2001, oil and gas prices declined and, as a result, rig counts have decreased. Should this trend continue, demand for the Company's oilfield services will likely decline and in turn, the financial performance of this segment of the Company's business will be negatively affected.

         Cost and Expenses. Gross margins (calculated as the difference between net revenues and costs of sales, divided by net revenues) declined to 22.1% in fiscal 2001, compared to 23.2% in fiscal 2000. The gross margin erosion was the result of lower Polymers Processing gross margins, partially offset by the benefits of improved Oilfield Service gross margins.

         Polymers Processing gross margins declined to 16.7% in fiscal 2001, compared to 20.3% in fiscal 2000. The decline was caused by $1,048 in inventory write-downs recognized during fiscal 2001, lower processing volumes and higher workers' compensation and employee medical expenses, during fiscal 2001, compared to fiscal 2000. The Company's gross margins were negatively impacted by falling resin prices in fiscal 2001. As resin prices fall, the margin the Company earns on its product sales is reduced due to the timing difference between the purchase of the raw materials and the sale of the finished product. The Company expects to mitigate this risk in the future by reducing resin inventories throughout the Polymers Processing business.

         Oilfield Service gross margins improved to 30.1% during fiscal 2001, compared to 29.3% during fiscal 2000. The improvement is almost entirely due to the increase in volumes during the year.

         Selling, general and administrative expenses increased to $46,954 in fiscal 2001, compared to $40,404 in fiscal 2000, an increase of $6,550 (16%). The increase was primarily due to cost increases during fiscal 2001, compared to fiscal 2000 for: legal fees, legal settlements, workers compensation, medical claims and Oilfield Service selling, general and administration expenses commensurate with the increase in Oilfield Service revenues. During fiscal 2001, the Company also incurred $1,660 in proxy contest expenses related to the 2001 annual meeting of shareholders. As a percentage of revenues, selling, general and administrative expenses increased to 14.3% of revenues in fiscal 2001, from 12.4% in fiscal 2000. This increase was the result of the expense increase discussed above, as revenues increased modestly.

         Depreciation and amortization expenses declined to $15,538 during fiscal 2001 from $16,332 during fiscal 2000, a decrease of $794 (5%). The decline was the result of the effects of the strengthening U.S. dollar, which had the effect of reducing reported foreign operations' depreciation and amortization in U.S. dollar terms, partially offset by the impact of capital expenditures.

FISCAL 2001 CHARGES

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. The facilities to be closed are a size reduction and compounding facility in Italy, a grinding machinery manufacturing facility in the United States, and a minerals size reduction facility in the United States. The restructured facility manufactures color concentrates in the UK. As a result of these actions, the Company recognized a charge of $6,948 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, an inventory write-down of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated based on an independent appraisal.

         The facility in Italy was closed due to its redundancy with the Company's other, nearby Italian facility performing similar services. The machinery manufacturing facility in the United States was closed in order to integrate the operation with the Company's processing facilities. The minerals size reduction facility was closed due to its weak financial performance and was sold subsequent to the fiscal year end. The UK operation was restructured during fiscal 2001 due to its weak performance.

         During 2001, the Company recognized (i) a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (Chairman and Chief Financial Officer), Sylvia Pacholder (President and Chief Executive Officer), Robin Pacholder (President - Wedco North America), David Gerst (Senior Vice President and General Counsel) and Tom Pacholder (Senior Vice President - Wedco) (collectively referred to as the "Terminated Pacholders"), which were discussed in the Company's form 8-K filed on June 8, 2001, and (ii) a $250 charge for litigation relating to one of the personal injury claims alleging exposure to silica, resulting in silicosis-related disease.

         In connection with the termination of the Terminated Pacholders, the Company established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account is to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there is a "change of control", as defined by the IRS regulations, within one year of the Terminated Pacholders' termination. Due to the uncertainty surrounding whether the excise tax will be due, the $3,113 has not been reflected as an expense during fiscal year 2001 and additionally, the escrow balance has been reclassified to "prepaid expenses and other current assets" from cash on the Company's September 30, 2001 balance sheet. Also, should a "change of control", as defined, occur within one year of the severance date, a significant portion of the tax asset the Company has recognized, relating to the future benefit of deducting the $7,410 severance charge, will no longer be an allowable deduction for tax purposes.

         Also, during fiscal 2001, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above).

         Operating Income (Loss). Operating income (loss) declined to a loss of $(4,781) in fiscal 2001, from operating income of $18,251 in fiscal 2000. The decline was due to the changes in revenue and expenses discussed above, including the fiscal 2001 charges.

         Net Interest Expense. Net interest expense increased to $12,690 in fiscal 2001 from $12,117 in fiscal 2000, an increase of $573 (5%). This increase is mostly due to the decline in U.S. short-term interest income on cash equivalent investments and a decline in the Company's cash balances during fiscal 2001.

         Income Taxes. The Company's effective tax rate was 23.1% during fiscal 2001, compared to 59.2% during fiscal 2000. The lower rate was due to the relation between pre-tax income (loss), non-deductible goodwill and the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company has for tax purposes $33,088 in domestic net operating loss carry-forwards ("NOLs"), which expire between 2002 and 2021, and $294 in investment and other tax credit carry-forwards which, if utilized, will result in a cash savings. Net operating loss carry-forwards in the amount of $2,311 and $21 of the tax credits are expected to expire unused. The Company has recorded a valuation allowance as of September 30, 2001 of $830 relating to these tax benefits expected to expire unused. A change in ownership under the Internal Revenue Code has occurred, which limits the utilization of $4,465 of the Company's NOLs and credits to approximately $677 each year through their expiration.

         Net Income (Loss). During fiscal 2001, the Company generated a net loss of $(13,437) compared to net income of $2,501 in fiscal 2000, due to the changes in revenues and expenses discussed above.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Euro, Swedish Krona, British Pound, Canadian Dollar, New Zealand Dollar, and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2001 and 2000.

     Net revenues                              $(11,642)
     Earnings before interest, taxes,
         depreciation, and amortization            (821)
     Operating income                                 4
     Pre-tax income                                 248
     Net income                                     184

         Subsequent Event. During December 2001, the Company acquired the operating assets of Rod Services of Canada, Ltd., with a facility in Red Deer, Alberta, Canada; and TRC Rod Services of the Rockies, Inc., with a facility in Casper, Wyoming (collectively referred to as "The Rod Companies") for $1,581 in cash. The Rod Companies provide rod inspection and reclamation services in Western Canada and the Rocky Mountain region in the United States.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         Revenues. Consolidated revenues increased $62,934 (24%) during fiscal 2000, compared to fiscal 1999. The increases were due to revenue improvements in both the Polymers Processing and Oilfield Service business segments.

         Polymers Processing revenues increased from $187,477 during fiscal 1999 to $219,936 for fiscal 2000. This increase of 17% was the result of an increase in product sales revenues, offset in part by lower toll service revenues and the effect of the strength of the U.S. Dollar compared to the Euro, the British Pound, the Australian Dollar, and the New Zealand Dollar.

         Polymers product sales revenues increased $34,045 (24%) to $173,200 during fiscal 2000. This change was due to an increase in product sales volumes in the Company's European and Southeast Asian markets and an increase in concentrate manufacturing volumes (in large part due to the fiscal 1999 capacity expansion at the Company's U.S. concentrate manufacturing facility). A portion of the product sales improvement in Europe came at the expense of toll service revenues. During fiscal 2000, many European customers were converted from toll processing customers to product sales customers. Product sales revenues were adversely impacted during fiscal 2000 by the strengthening of the U.S. dollar, relative to applicable European and Southeast Asian currencies. Toll service revenues declined due to lower European processing volumes, in part the result of converting some European customers to buying products rather than purely buying services, and the effect of the strengthening U.S. dollar during fiscal 2000. The impact of these factors was partially offset by an increase in U.S. size reduction (toll service) revenues.

         Oilfield Service revenues increased $30,475 (41%) to $105,371 during fiscal 2000 compared to fiscal 1999. Of this increase, $7,300 is attributable to the February 1999 acquisition of MilCorp (increased production sales and services, corrosion control services and other sales and services). The remaining increase is due to a strong rebound within all the Company's oilfield service product lines due to increased volumes resulting from greater customer demand. The recovery is being driven by higher oil and gas prices which rose from an average of $16.31 per barrel and $2.09 per mcf during fiscal 1999 to $28.48 per barrel and $3.25 per mcf during fiscal 2000. As a result of these higher commodity prices, the North American rig count has risen from an average of 602 during fiscal 1999 compared to an average of 842 during fiscal 2000.

         Cost and Expenses. Consolidated gross margins (calculated as the difference between net revenues and total costs of sales and services divided by revenues), increased slightly from 23.1% during fiscal 1999 to 23.2% during fiscal 2000. The slight increase was caused by the effect of higher Oilfield Service gross margins, partially offset by lower Polymers Processing margins.

         Polymers Processing gross margins were 20.3% during fiscal 2000 compared to 22.1% during fiscal 1999. This decline resulted primarily from a change in revenue mix. During fiscal 2000, compounding and distribution revenues (included in "product sales" revenues), which generate lower gross margins than toll service revenues, became a larger percentage of overall Polymers Processing revenues. This trend caused overall Polymers Processing gross margins to decline. Additionally, international polymers gross margins softened during fiscal 2000, due to higher production costs which adversely affected overall polymers gross margins.

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

FISCAL 1999 CHARGES

         During fiscal 1999, the Company recognized a $9,291 non-cash charge for the impairment of long-lived assets. $748 of this charge relates to the oilfield services business, of which $310 of the write-down related to the impairment of goodwill and the remaining to machinery and equipment. $8,543 of the total charge relates to the petrochemical business and reflects the impairment of four underperforming facilities. $4,812 of the polymers charge includes the impairment of goodwill and $3,489 consists of machinery and equipment impairment. The amount of the machinery and equipment impairments was determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         During fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets which were obsolete or not in working order and would not be used in the future. Of the $3,420 write-down, $2,779 related to the petrochemical business and $641 related to the oilfield service segment.

         During fiscal 1999, the Company recognized severance expenses of $2,499 relating to terminated employees. Of this charge $1,500 related to management changes within the Company's European Polymers Processing operations.

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

     Net revenues                              $ (11,875)
     Earnings before interest, taxes,
         depreciation, and amortization           (1,304)
     Operating income                               (691)
     Pre-tax income                                 (499)
     Net income                                     (330)


LIQUIDITY AND CAPITAL RESOURCES

The following are considered by management as key measures of liquidity applicable to the Company:

                                        2001           2000
                                    ------------    -----------
    Cash and cash equivalents           $31,642         $38,955
    Working capital                      64,802          77,718
    Current ratio                           2.1             2.4
    Debt-to-capitalization             .65 to 1        .61 to 1

Year Ended September 30, 2001 compared to Year Ended September 30, 2000

         Cash and cash equivalents decreased $7,313 and net working capital declined $12,916 during fiscal 2001 due to the factors described below.

         For fiscal 2001, cash provided by operating activities was $5,875 compared to cash provided by operating activities of $8,889 for fiscal 2000. This change occurred due to lower net income and the various changes in working capital accounts.

         Capital expenditures totaled $10,914 during fiscal 2001, of which $5,915 related to the Polymers Processing business, and $4,999 related to the Oilfield Service business. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and/or existing and future credit facilities will be sufficient to fund fiscal 2002 capital expenditure requirements.

         Cash used for financing activities was $3,383 during fiscal 2001, compared to cash provided of $3,893 during fiscal 2000. The change was primarily the result of lower borrowings and lower debt repayments.

         As of November 30, 2001, the Company had approximately $11,008 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under existing foreign and potentially future credit facilities will provide adequate liquidity for fiscal 2002. However, there can be no assurance that the Company will be able to successfully obtain a new credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term.

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

         The Senior Notes indenture contains a number of covenants including: a limitation on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred; or if the indebtedness qualifies as "Permitted Indebtedness" under the indenture, a limitation on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain limitations on creating liens on the Company's assets unless the Senior Notes are equally and ratably secured; limitations on transactions with affiliates; a limitation against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company; restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture, (ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries,
(ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election); a limitation of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of the Company's assets.

CONVERSION TO THE EURO CURRENCY

         The Company has a substantial portion of its operations within countries that adopted the Euro currency on January 1, 1999. The Company now invoices and receives payments denominated in Euros whenever possible. The cost of achieving this has not been material. The adoption of the Euro by the European Economic and Monetary Union is ultimately expected, from a competitive viewpoint, to benefit the Company to some extent as price transparency becomes a reality. The Company continues to believe that the impact of adopting the Euro with regard to currency exchange and taxation implications will not have a material impact on the results of operations or the financial condition of the Company.

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

         The significant indebtedness incurred in June 1997, as a result of the placement of the Senior Notes due in 2007, has several important implications for the Company, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to service the Company's indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the Company's flexibility to expand, make capital expenditures or acquisitions or for other purposes may be impaired (future acquisitions may require the Company to alter its capitalization significantly, which changes may significantly alter the leverage of the Company), (iv) the indenture relating to the Senior Notes contains, and future agreements relating to the Company's indebtedness may contain, certain restrictive covenants, including, among other things, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets or to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (v) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company's control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company's long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

         The oil and gas industry in which the Company participates through its Oilfield Service business has experienced significant volatility. Demand for the Company's oilfield services depends principally upon the level of domestic oil and gas drilling and workover activity, which, in turn, depends upon factors such as the level of oil and gas prices, expectations about future oil and gas prices, the cost of exploring for and producing oil and gas, worldwide weather conditions, international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Oil prices and, to a lesser extent, gas prices declined significantly during 1999, which resulted in decreases in oil and gas exploration and production activities. Oil and gas prices rebounded during 2000 and the first half of 2001, and this improvement resulted in an increase in demand for the Company's oilfield services. During the latter half of 2001 and into early fiscal 2002, oil and gas prices have softened. No assurance can be given that current market conditions will not continue to deteriorate and, therefore, whether or not the demand for the Company's oilfield services will decline in the future. Industry conditions will continue to be influenced by numerous factors over which the Company will have no control. A further decline in oil or gas prices or domestic oilfield activity could have a material adverse effect on the Company's Oilfield Service business, results of operations and prospects. Furthermore, the Oilfield Service business is substantially seasonal, reflecting the pattern of oilfield drilling and workovers, with the first and fourth quarters of the fiscal years having generally higher levels of activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

         The business cycles of the Company's Polymers Processing services segment are affected by changes in the level of economic activity in the various regions in which the Company operates and changes in the cost of the polymers (i.e. resins) produced by the major chemical companies. These costs are outside of the Company's control and the business cycles are generally volatile and relatively unpredictable. In addition, such business cycles may reflect cycles in the petroleum industry and oil and gas price changes, which affect both of the Company's business segments and may make the Company, as a whole, vulnerable to the effect of changes in the petroleum industry.

         The operations of the Company's Oilfield Service and Polymers Processing businesses are dependent to a certain degree upon proprietary technology, know-how and trade secrets either developed by the Company or licensed to it by third parties. In many cases, these or equivalent processes or technologies are available to the Company's competitors, customers and others. In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies. The availability to, or development by others of equivalent or superior information, processes or technologies could have a material adverse effect on the Company.

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

         The Company entered the specialty polymers processing industry with its acquisition of Wedco in April 1996, and had no experience in the industry prior to the acquisition. Since the acquisition of Wedco, the Company has expanded its specialty polymers processing operations by making numerous business acquisitions. The success of the Company will depend, in part, on the Company's ability to continue the integration of acquired specialty chemical operations by, among other things, centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation among the businesses and the sharing of resources. In addition, the growth of the Company has and will continue to place significant demands on the Company's management, internal systems and networks. There can be no assurance that the Company will be able to effectively manage or implement its plans for these operations or that, if implemented, such plans will be successful. In addition, in fiscal year 1997, the Company began to expand the distribution aspects of its specialty polymers production services business through acquisitions of the existing businesses and the execution of supply agreements with certain resin suppliers. These distribution operations, as well as the concentrate manufacturing operations, require the Company to buy and manage inventories of supplies and products and, in turn, to maintain greater levels of working capital than it has historically and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

         A portion of the Company's current operations is conducted in international markets, particularly the Company's European and Southeast Asian specialty polymers processing services business. The Company expects to continue to seek to expand its international operations, both in the Company's Polymers Processing and Oilfield Services businesses, primarily through internal growth and acquisitions. The Company's international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

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

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized and tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The

Company expects to adopt SFAS 142 on October 1, 2002. The Company has $44,689 of goodwill included in its balance sheet at September 30, 2001. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisitions under the purchase method of accounting. Goodwill amortization for fiscal 2001 was approximately $1,425.

         In July 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). Management will consider the impact of this Statement on its financial statements for future periods.

         In August 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS" 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company), and interim periods within those fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposures include debt obligations carrying variable interest rates, and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

         The following table summarizes the Company's market-sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                           WEIGHTED AVERAGE
                                US$ EQUIVALENT          YEAR-END INTEREST RATE
                                ---------------         ----------------------
                                 SEPTEMBER 30,               SEPTEMBER 30,
                                 2001     2000               2001     2000
                                ------   ------             ------   ------
CURRENCY DENOMINATION
British Pounds Sterling(1)       1,918    1,769              6.25%   7.25%
Italian Lira(1)                  4,835    4,846              5.19%   5.09%
New Zealand Dollar(1)            1,101       74              7.76%   7.76%
Australian Dollar(1)                70       --              8.75%      --
Dutch Guilders(1)                   --      725                 --   5.81%
French Francs(1)                    --       29                 --   5.69%

(1) Maturity dates are expected to be less than one year.

                                                     SEPTEMBER 30,
                                      ---------------------------------------------
                                              2001                     2000
                                      --------------------     --------------------

RECEIVE US$/PAY NZ$:
Contract Amount                       US$ 368                  US$ 1,219
Average Contractual Exchange Rate     (US$/NZ$) .4198          (US$/NZ$) .4651
Expected Maturity Dates               October 2001 through     October 2000 through
                                      December 2001            January 2001

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amount                       US$ 915                  US$ 2,050
Average Contractual Exchange Rate     (US$/A$) .5196           (US$/A$) .5858
Expected Maturity Dates               October 2001 through     October 2000 through
                                      December 2001            January 2001

RECEIVE US$/PAY EURO
Contract Amount                       US$ 43                   None
Average Contractual Exchange Rate     (US$/Euro) .9042
Expected Maturity Date                December 2001


RECEIVE US$/PAY DUTCH GUILDER
Contract Amount                       None                     US$ 91
Average Contractual Exchange Rate                              (US$/NLG) .4099
Expected Maturity Date                                         November 2000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a)" in the Company's definitive Proxy Statement (the "2002 Proxy Statement") for its annual meeting of shareholders. The 2002 Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION.

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b) Fourth quarter fiscal 2001 Form 8-K filing: on August 20, 2001 the Company filed a Form 8-K filing concerning the announcement that the Company's Board of Directors had rejected the revised terms of the offer from Varco International, Inc. to acquire the Oilfield Service business of the Company.

(c)      Exhibits required by Item 601 of S-K:

         The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT
NO.                                  EXHIBIT
-------                              -------

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

 3.4        -- Amended and Restated By-Laws of the Company dated March 24, 2001
               (filed as exhibit 3.4 to Form 10-Q dated May 15, 2001)

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

 4.5        -- Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent
               (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March
               31, 1998)

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

EXHIBIT
NO.                                  EXHIBIT
-------                              -------
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

10.7        -- Employment Agreement dated June 21, 2001 by and between the
               Registrant and Timothy Gollin (filed as exhibit 10.7 to form 10-Q dated August 14, 2001)

10.8        -- Employment Agreement dated June 21, 2001 and between the
               Registrant and Christopher N. O'Sullivan (filed as exhibit 10.8 to form 10-Q dated August 14, 2001)

10.9        -- Employment Agreement dated September 4, 1998 by and between the
               Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

10.10       -- Employment Agreement dated September 4, 1998 by and between the
               Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form
               10-K dated December 23, 1998)

10.11       -- Termination Agreement by and between Asher O. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.1 to Form
               8-K dated June 8, 2001)

10.12       -- Termination Agreement by and between Sylvia A. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.2 to Form
               8-K dated June 8, 2001)

10.13       -- Termination Agreement by and between Robin E. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.3 to Form
               8-K dated June 8, 2001)

10.14       -- Termination Agreement by and between David M. Gerst and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.4 to Form
               8-K dated June 8, 2001)

10.15       -- Termination Agreement by and between Tom D. Pacholder, ICO, Inc.
               and Wedco, Inc., a New Jersey corporation and wholly-owned subsidiary of ICO, Inc., effective as of June 7, 2001 (filed as Exhibit 99.7 to Form 8-K dated June 8, 2001)

21**        -- Subsidiaries of the Company

23.1**      -- Consent of Independent Accountants

----------

     ** Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICO, Inc.


                              By: /s/ Timothy J. Gollin
                                  -------------------------------------------
                                  Timothy J. Gollin, Chief Executive Officer,
                                  President and Secretary
                                  (Principal Executive Officer)

                              Date: December 20, 2001

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

                    NAME                                          TITLE                            DATE
                    ----                                          -----                            ----

            /s/ Timothy J. Gollin              Chief Executive Officer, President          December 20, 2001
------------------------------------------     and Secretary
              Timothy J. Gollin                (Principal Executive Officer)

        /s/ Christopher N. O'Sullivan          Vice Chairman of the Board and              December 20, 2001
------------------------------------------     Chief Financial Officer
           Christopher N. O'Sullivan           (Principal Financial Officer)


               /s/ Jon C. Biro                 Senior Vice President, Chief Accounting      December 20, 2001
------------------------------------------     Officer and Treasurer
                  Jon C. Biro                  (Principal Accounting Officer)


           /s/ John F. Williamson              Chairman of the Board                        December 20, 2001
------------------------------------------
             John F. Williamson

            /s/ James D. Calaway               Director                                     December 20, 2001
------------------------------------------
              James D. Calaway

             /s/ James E. Gibson               Director                                     December 20, 2001
------------------------------------------
               James E. Gibson

             /s/ Walter L. Leib                Director                                     December 20, 2001
------------------------------------------
               Walter L. Leib

            /s/ William J. Morgan              Director                                     December 20, 2001
------------------------------------------
              William J. Morgan

              /s/ A. John Knapp                Director                                     December 20, 2001
------------------------------------------
                A. John Knapp

         /s/ Charles T. McCord, III            Director                                     December 20, 2001
------------------------------------------
           Charles T. McCord, III

          /s/ William C. Willoughby            Director                                     December 20, 2001
------------------------------------------
            William C. Willoughby

                           ICO, INC. AND SUBSIDIARIES

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 14(a):

         FINANCIAL STATEMENTS:                                                    PAGE
         ---------------------                                                    ----
         Report of Independent Accountants.........................................F-2

         Consolidated Balance Sheet at September 30, 2001 and 2000.................F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 2001..................................................F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 2001..................................................F-5

         Consolidated Statement of Stockholders' Equity and
         Accumulated Other Comprehensive Income (Loss)
         for the three years ended September 30, 2001..............................F-6

         Notes to Consolidated Financial Statements................................F-7

         FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Accountants on Financial Statement Schedule.........S-1

         Financial Statement Schedule II - Valuation and Qualifying Accounts.......S-2





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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the accompanying Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                             PricewaterhouseCoopers LLP

Houston, Texas
November 30, 2001

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                               SEPTEMBER 30,
                                                                                        ----------------------------
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                      (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $     31,642    $     38,955
     Trade receivables (less allowance for doubtful
         accounts of $2,565 and $1,995, respectively)                                         57,943          59,349
     Inventories                                                                              22,456          29,412
     Deferred tax asset                                                                        3,199           2,936
     Prepaid expenses and other                                                                6,190           4,320
                                                                                        ------------    ------------
         Total current assets                                                                121,430         134,972
                                                                                        ------------    ------------
     Property, plant and equipment, net                                                      100,139         104,749
     Goodwill                                                                                 44,689          50,293
     Deferred tax asset                                                                       10,457           3,417
     Debt offering costs                                                                       2,713           3,178
     Other                                                                                     1,516           2,568
                                                                                        ------------    ------------
     Total Assets                                                                       $    280,944    $    299,177
                                                                                        ============    ============

LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
     Short-term borrowings and current portion of long-term debt                        $     11,067    $     10,339
     Accounts payable                                                                         22,653          25,307
     Accrued interest                                                                          4,107           4,129
     Accrued salaries and wages                                                                2,462           3,070
     Income taxes payable                                                                      2,211           2,809
     Other accrued expenses                                                                   14,128          11,600
                                                                                        ------------    ------------
                                                                                              56,628          57,254
                                                                                        ------------    ------------
         Total current liabilities

Deferred income taxes                                                                          5,428           5,143
Long-term liabilities                                                                          1,396           1,272
Long-term debt, net of current portion                                                       137,713         140,236
                                                                                        ------------    ------------
     Total Liabilities                                                                       201,165         203,905
                                                                                        ------------    ------------

Commitments and contingencies (see Note 13)                                                       --              --
Stockholders' equity (see Note 9):
     Convertible preferred stock, without par value - 500,000 shares authorized;
         322,500 shares issued and outstanding with a liquidation preference
         of $32,250                                                                               13              13
     Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                                --              --
     Common Stock, without par value - 50,000,000 shares authorized;
         22,956,987 and 22,678,107 shares issued and outstanding, respectively                40,705          40,236
     Additional paid-in capital                                                              103,157         105,333
     Accumulated other comprehensive loss                                                    (13,579)        (13,230)
     Accumulated deficit                                                                     (50,517)        (37,080)
                                                                                        ------------    ------------

     Total Stockholders' Equity                                                               79,779          95,272
                                                                                        ------------    ------------

     Total Liabilities, Stockholders' Equity and
         Accumulated Other Comprehensive Loss                                           $    280,944    $    299,177
                                                                                        ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
                                                                (In thousands, except share data)

Revenues:
     Sales                                               $    174,969    $    196,190    $    158,022
     Services                                                 152,330         129,117         104,351
                                                         ------------    ------------    ------------

Total revenues                                                327,299         325,307         262,373
                                                         ------------    ------------    ------------

Costs and expenses:
     Cost of sales                                            148,989         162,360         133,027
     Cost of services                                         106,087          87,534          68,617
     Selling, general and administrative                       46,954          40,404          42,158
     Depreciation                                              13,141          13,903          14,316
     Amortization of intangibles                                2,397           2,429           2,758
     Impairment, restructuring and other costs                 14,512             426          16,077
                                                         ------------    ------------    ------------

Total costs and expenses                                      332,080         307,056         276,953
                                                         ------------    ------------    ------------

Operating income (loss)                                        (4,781)         18,251         (14,580)
                                                         ------------    ------------    ------------

Other income (expense):
     Interest income                                            1,828           2,306           1,921
     Interest expense                                         (14,518)        (14,423)        (13,831)
     Other                                                         --              --             (51)
                                                         ------------    ------------    ------------

Income (loss) before taxes and extraordinary item             (17,471)          6,134         (26,541)
Provision (benefit) for income taxes                           (4,034)          3,633          (6,439)
                                                         ------------    ------------    ------------
Income (loss) before extraordinary item                       (13,437)          2,501         (20,102)
Extraordinary gain (see Note 3)                                    --              --             399
                                                         ------------    ------------    ------------

Net income (loss)                                             (13,437)          2,501         (19,703)
Preferred dividends                                            (2,176)         (2,176)         (2,176)
                                                         ------------    ------------    ------------
Net income (loss) applicable to common stock             $    (15,613)   $        325    $    (21,879)
                                                         ============    ============    ============

Weighted average shares outstanding (basic)                22,741,020      22,407,000      22,113,000
Weighted average shares outstanding (diluted)              22,741,020      22,465,000      22,113,000

Basic and diluted earnings (loss) per share before
     extraordinary item                                  $       (.69)   $        .01    $      (1.01)
Extraordinary item                                                 --              --             .02
                                                         ------------    ------------    ------------
Basic and diluted earnings (loss) per share              $       (.69)   $        .01    $       (.99)
                                                         ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
                                                                                       (In thousands)
Cash flows from operating activities:
     Net income (loss)                                              $    (13,437)   $      2,501    $    (19,703)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                        15,538          16,332          17,074
     Impairment, restructuring and other costs                             6,206              --          13,578
     Changes in assets and liabilities, net of the effects of
     business acquisitions:
         Receivables                                                       1,659          (9,949)          3,885
         Inventories                                                       6,771          (5,687)          3,031
         Prepaid expenses and other assets                                (1,533)         (1,612)            242
         Income taxes payable                                               (640)          2,283             166
         Deferred taxes                                                   (6,784)            954          (8,402)
         Accounts payable                                                 (3,014)          5,035          (1,212)
         Accrued interest                                                    (22)            (56)           (210)
         Accrued expenses                                                  1,131            (912)          1,736
                                                                    ------------    ------------    ------------
         Total adjustments                                                19,312           6,388          29,888
                                                                    ------------    ------------    ------------
     Net cash provided by operating activities                             5,875           8,889          10,185
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                (10,914)        (10,801)        (15,333)
     Acquisitions, net of cash acquired                                       --            (506)         (7,684)
     Disposition of property, plant and equipment                          1,127             460             423
                                                                    ------------    ------------    ------------
     Net cash used for investing activities                               (9,787)        (10,847)        (22,594)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
     Activity under stock option plans                                       448              --              --
     Payment of dividend on preferred stock                               (2,176)         (1,632)         (2,176)
     Payment of dividend on common stock                                      --              --          (1,216)
     Proceeds from issuance of debt                                        1,157          11,689           9,066
     Debt repayments                                                      (2,812)         (6,164)         (6,800)
                                                                    ------------    ------------    ------------
     Net cash provided by (used for) financing activities                 (3,383)          3,893          (1,126)
                                                                    ------------    ------------    ------------
Effect of currency exchange rates on cash                                    (18)           (419)           (161)
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                      (7,313)          1,516         (13,696)

Cash and cash equivalents at beginning of year                            38,955          37,439          51,135
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $     31,642    $     38,955    $     37,439
                                                                    ============    ============    ============

Supplemental Disclosures of Cash Flow Information:
     Cash received (paid) during the period for:
         Interest received                                          $      1,961    $      2,306    $      1,924
         Interest paid                                                   (13,871)        (14,423)        (13,901)
         Income taxes paid                                                (2,785)           (813)         (1,318)

        The accompanying notes are an integral part of these consolidated financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                  Common       Common     Additional
                                                                   Preferred      Stock         Stock       Paid-In
                                                                     Stock        Shares       Amount       Capital
                                                                   ----------   ----------   ----------   ----------
                                                                           (In thousands, except share data)


Balance at September 30, 1998                                      $       13   22,108,153   $   39,170   $  108,725
Issuance of shares in connection with
     Employee benefit plans                                                --      298,353          523           --
Convertible exchangeable preferred stock dividend (See Note 9)             --           --           --       (2,176)
Common stock dividend (See Note 9)                                         --           --           --       (1,216)
Translation adjustment                                                     --           --           --           --
Net loss                                                                   --           --           --           --

Comprehensive loss                                                         --           --           --           --
                                                                   ----------   ----------   ----------   ----------

Balance at September 30, 1999                                              13   22,406,506       39,693      105,333
                                                                   ----------   ----------   ----------   ----------
Issuance of shares in connection with
     Employee benefit plans                                                --      271,601          543           --
Convertible exchangeable preferred stock dividend (See Note 9)             --           --           --           --
Translation adjustment                                                     --           --           --           --
Net income                                                                 --           --           --           --

Comprehensive loss                                                         --           --           --           --
                                                                   ----------   ----------   ----------   ----------


Balance at September 30, 2000                                              13   22,678,107       40,236      105,333
                                                                   ----------   ----------   ----------   ----------

Issuance of shares in connection with
     Employee benefit plans                                                --        8,880           20           --
Exercise of employee stock options                                         --      270,000          449           --
Convertible exchangeable preferred stock dividend (See Note 9)             --           --           --       (2,176)

Translation adjustment                                                     --           --           --           --
Net loss                                                                   --           --           --           --

Comprehensive loss                                                         --           --           --           --
                                                                   ----------   ----------   ----------   ----------

Balance at September 30, 2001                                      $       13   22,956,987   $   40,705   $  103,157
                                                                   ==========   ==========   ==========   ==========


                                                                     Compre-       Accumulated
                                                                     hensive         Other          Accumu-
                                                                      Income      Comprehensive     lated
                                                                      (Loss)      Income (Loss)     Deficit         Total
                                                                   -----------   --------------    ----------    ----------
                                                                           (In thousands, except share data)


Balance at September 30, 1998                                                    $       (1,890)   $  (17,702)   $  128,316
Issuance of shares in connection with
     Employee benefit plans                                                                  --            --           523
Convertible exchangeable preferred stock dividend (See Note 9)                               --            --        (2,176)
Common stock dividend (See Note 9)                                                           --            --        (1,216)
Translation adjustment                                             $   (2,794)           (2,794)           --        (2,794)
Net loss                                                              (19,703)               --       (19,703)      (19,703)
                                                                   ----------
Comprehensive loss                                                 $  (22,497)               --            --            --
                                                                   ==========    --------------    ----------    ----------

Balance at September 30, 1999                                                            (4,684)      (37,405)      102,950
                                                                                 --------------    ----------    ----------
Issuance of shares in connection with
     Employee benefit plans                                                                  --            --           543
Convertible exchangeable preferred stock dividend (See Note 9)                               --        (2,176)       (2,176)
Translation adjustment                                             $   (8,546)           (8,546)           --        (8,546)
Net income                                                              2,501                           2,501         2,501
                                                                   ----------
Comprehensive loss                                                 $   (6,045)               --            --            --
                                                                   ==========    --------------    ----------    ----------


Balance at September 30, 2000                                                           (13,230)      (37,080)       95,272
                                                                                 --------------    ----------    ----------

Issuance of shares in connection with
     Employee benefit plans                                                --                --            --            20
Exercise of employee stock options                                         --                --            --           449
Convertible exchangeable preferred stock dividend (See Note 9)             --                --            --        (2,176)

Translation adjustment                                             $     (349)             (349)           --          (349)
Net loss                                                              (13,437)               --       (13,437)      (13,437)
                                                                   ----------
Comprehensive loss                                                 $  (13,786)               --            --            --
                                                                   ==========    --------------    ----------    ----------

Balance at September 30, 2001                                                    $      (13,579)   $  (50,517)   $   79,779
                                                                                 ==============    ==========    ==========

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to post-retirement and other employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, allowance for doubtful accounts related to accounts receivable, and fair value of financial instruments. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

         SEGMENT INFORMATION - The Company operates in two industry segments. The Company serves the polymers industry by providing customers with size-reduction, compounding, and other related services for heat sensitive thermo-plastic and other materials, producing concentrates by serving as a distributor of specialty polymers processed by the Company and manufacturing size-reduction equipment. The Company operates in the polymers industry in the United States, Europe, Australia, New Zealand, and Malaysia. The Company also serves the Oilfield Services industries by providing oilfield tubular and sucker rod inspection, reconditioning, and coating services and equipment, operating in many of the significant oil and gas producing regions and active exploration areas of the Continental United States and Canada. See Note 15 - "Segment and Foreign Operations Information."

         REVENUE AND RELATED COST RECOGNITION - Within each of the Company's two business segments, the Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product and equipment sales, within both of the Company's business segments, revenues and related expenses are recognized when title is transferred, which generally occurs when the products are shipped.

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

         PROPERTY, PLANT AND EQUIPMENT - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

            CLASSIFICATION                             YEARS
            --------------                             -----
            Site improvements............................2-25
            Buildings...................................15-25
            Machinery and equipment......................1-20
            Transportation equipment.....................3-10

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

         IMPAIRMENT OF LONG-LIVED ASSETS - Property and equipment and goodwill are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

         GOODWILL - The excess purchase price over fair value of net tangible assets is being amortized on a straight-line basis over forty years. Accumulated amortization was $15,206 and $9,563 at September 30, 2001 and 2000, respectively. See "Recently Issued Accounting Pronouncements" below.

         PATENTS AND LICENSES - The cost of patents, patent rights and license agreements is generally amortized over the remaining legal lives of the patents or agreements on a straight-line basis, averaging approximately ten years. Accumulated amortization was $1,442 and $1,413 at September 30, 2001 and 2000, respectively.

         CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are generally recognized in earnings. Net foreign currency transaction gains or losses are not material in any of the periods presented.

         The fluctuations of the U.S. Dollar against the Euro, Swedish Krona, British Pound, Canadian Dollar, New Zealand Dollar, and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2001 and 2000.

                                                            YEARS ENDED SEPTEMBER 30,
                                                               2001             2000
                                                            ---------        ---------
         Net revenues                                       $(11,642)        $(11,875)
         Earnings before interest, taxes,
             depreciation, and amortization                     (821)          (1,304)
         Operating income                                          4             (691)
         Pre-tax income                                          248             (499)
         Net income                                              184             (330)

         ENVIRONMENTAL - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see "Note 13 - Commitments and Contingencies."

         STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 10).

         CONCENTRATION OF CREDIT RISK - The market for the Company's services is the polymers and oil and gas industries. Within the polymers processing segment, the Company's primary customers include manufacturers of plastic products and large producers of polymers, which include major chemical companies and polymers production affiliates of major oil production companies. The Company's customers within the oilfield service business include several of the leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors, and supply companies. Worldwide sales to one polymers customer accounted for approximately 11%, 14% and 13% of consolidated fiscal years 2001, 2000 and 1999 revenues, respectively.

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

         EARNINGS (LOSS) PER COMMON SHARE - The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding for the year ended September 30, 2000 was increased by 58,233 shares to reflect the conversion of all potentially dilutive securities. There were no potentially dilutive securities for the fiscal years ended September 30, 2001 and 1999 due to the loss recorded by the Company. The total amount of anti-dilutive securities for the years ended September 30, 2001, 2000, and 1999 were 5,506,450, 5,640,000, and 5,702,000 shares, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 2001. The Senior Notes long-term debt, with a face value of $118,000 had a fair market value of approximately $89,680 and $113,870 at September 30, 2001 and 2000, respectively. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. As of September 30, 2001 and 2000, the Company had approximately $1,326 of notional value (fair market value at September 30, 2001 was $1,271) and $3,360 of notional value (fair market value at September 30, 2000 was $3,049), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

         LIQUIDITY - The Company anticipates that the existing cash balance as of September 30, 2001 of $31,642 and additional borrowings capacity of $11,008 under various foreign credit arrangements and potential borrowing capacity under potentially new credit facilities will provide adequate cash flows and liquidity for 2002. Management expects the liquidity from these amounts and cash flow from operations in 2002 will satisfy the capital expenditures, schedule debt payments and operational budgets of the Company for the upcoming year.

         FORWARD EXCHANGE AGREEMENTS OUTSTANDING - Effective October 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders' equity (as a component of comprehensive income (loss)). The adoption of FAS 133 did not have a material effect on the Company's financial statements.

         The Company's primary market risk exposures include debt obligations carrying variable interest rates, and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation's functional currency. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

         The following table summarizes the Company's market-sensitive financial instruments. These transactions are considered non-trading activities.

ON-BALANCE SHEET FINANCIAL INSTRUMENTS


                                                     WEIGHTED AVERAGE
                                US$ EQUIVALENT    YEAR-END INTEREST RATE
                                --------------    ----------------------
                                 SEPTEMBER 30,         SEPTEMBER 30,
                                 2001    2000      2001            2000
                                ------  ------    ------          ------
CURRENCY DENOMINATION
British Pounds Sterling(1)       1,918   1,769     6.25%           7.25%
Italian Lira(1)                  4,835   4,846     5.19%           5.09%
New Zealand Dollar(1)            1,101      74     7.76%           7.76%
Australian Dollar(1)                70      --     8.75%             --
Dutch Guilders(1)                   --     725       --            5.81%
French Francs(1)                    --      29       --            5.69%

(1) Maturity dates are expected to be less than one year.

                                                      SEPTEMBER 30,
                                       ---------------------------------------------
                                               2001                    2000
                                       --------------------     --------------------

   RECEIVE US$/PAY NZ$:
   Contract Amount                     US$ 368                  US$ 1,219
   Average Contractual Exchange Rate   (US$/NZ$) .4198          (US$/NZ$) .4651
   Expected Maturity Dates             October 2001 through     October 2000 through
                                       December 2001            January 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                     US$ 915                  US$ 2,050
   Average Contractual Exchange Rate   (US$/A$) .5196           (US$/A$) .5858
   Expected Maturity Dates             October 2001 through     October 2000 through
                                       December 2001            January 2001

   RECEIVE US$/PAY EURO
   Contract Amount                     US$ 43                   None
   Average Contractual Exchange Rate   (US$/Euro) .9042
   Expected Maturity Date              December 2001


   RECEIVE US$/PAY DUTCH GUILDER
   Contract Amount                     None                     US$ 91
   Average Contractual Exchange Rate                            (US$/NLG) .4099
   Expected Maturity Date                                       November 2000

         RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized and tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. The Company has $44,689 of goodwill included in its balance sheet at September 30, 2001. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisitions under the purchase method of accounting. Goodwill amortization for fiscal 2001 was approximately $1,425.

         In July 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). Management will consider the impact of this Statement on its financial statements for future periods.

         In August 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS" 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company), and interim periods within those fiscal years.

NOTE 2 - ACQUISITIONS

         The Company did not enter into any business acquisitions in fiscal year 2001. The Company did enter into business combinations during fiscal years 2000 and 1999 which were accounted for using the purchase method of accounting under APB No. 16, "Accounting for Business Combinations." Accordingly, operating results of the acquired companies are included with the Company's consolidated results of operations from the respective acquisition dates. The revenues and net income of acquired business prior to the acquisition dates were not material to the Company's consolidated results of operations.

         During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) Sdn. Bhd. ("Sanko") for $675 in cash. Sanko's business is now conducted through Courtenay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders, and size reduction and compounding services to the rotational molding, metal coating, textile and injection molding industries in Malaysia.

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

NOTE 4 - IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

                                                  YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------------

                                             2001           2000           1999
                                         ------------   ------------   ------------
Severance                                $      8,306   $        426   $      2,499
Impairment of goodwill                          4,218             --          5,122
Impairment of fixed assets                      1,526             --          7,589
Lease termination costs                           462             --             --
Write off of start up costs                        --             --            867
                                         ------------   ------------   ------------
Total impairment, restructuring and
other costs                              $     14,512   $        426   $     16,077
                                         ============   ============   ============

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. The facilities to be closed are a size reduction and compounding facility in Italy, a grinding machinery manufacturing facility in the United States, and a minerals size reduction facility in the United States. The restructured facility manufactures color concentrates in the UK. As a result of these actions, the Company recognized a charge of $6,948 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, an inventory write-down of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated based on an independent appraisal.

         The facility in Italy was closed due to its redundancy with the Company's other, nearby Italian facility performing similar services. The machinery manufacturing facility in the United States was closed in order to integrate the operation with the Company's processing facilities. The minerals size reduction facility was closed due to its weak financial performance and was sold subsequent to the fiscal year end. The UK operation was restructured during fiscal 2001 due to its weak performance.

         During 2001, the Company recognized (i) a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (Chairman and Chief Financial Officer), Sylvia Pacholder (President and Chief Executive Officer), Robin Pacholder (President- Wedco North America), David Gerst (Senior Vice President and General Counsel) and Tom Pacholder (Senior Vice President - Wedco) (collectively referred to as the "Terminated Pacholders"), which were discussed in the Company's form 8-K filed on June 8, 2001, and (ii) a $250 charge for litigation relating to one of the personal injury claims alleging exposure to silica, resulting in silicosis-related disease.

         In connection with the termination of the Terminated Pacholders, the Company established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account is to pay federal excise tax pursuant to

IRS Code Sec. 280(g) in the event there is a "change of control", as defined by the IRS regulations, within one year of the Terminated Pacholders' termination. Due to the uncertainty surrounding whether the excise tax will be due, the $3,113 has not been reflected as an expense during fiscal year 2001 and additionally, the escrow balance has been reclassified to "prepaid expenses and other current assets" from cash on the Company's September 30, 2001 balance sheet. Also, should a "change of control", as defined, occur within one year of the severance date, a significant portion of the tax asset the Company has recognized, relating to the future benefit of deducting the $7,410 severance charge, will no longer be an allowable deduction for tax purposes.

         Also, during fiscal 2001, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above).

          During fiscal 1999, the Company recognized a non-cash $9,291 charge for the impairment of long-lived assets. $748 of this charge relates to the oilfield services business, of which $310 related to the impairment of goodwill and the remaining to machinery and equipment. $8,543 of the total charge relates to the polymers business and reflects the impairment of four under-performing facilities. $4,812 of the polymers charge includes the impairment of goodwill and $3,489 consists of machinery and equipment impairment. The amount of goodwill impairment was determined by comparing estimated future cash flows, on a discounted basis, to the carrying value of the facility evaluated including the amount of goodwill originally allocated to the facility at the time of acquisition. The amount of the machinery and equipment impairments was determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated.

         During fiscal 1999, the Company reduced the carrying value of property, plant and equipment primarily due to assets that are obsolete or are not in working order and will not be used in the future. Of the non-cash $3,420 write-off, $2,779 related to the polymers business and $641 related to the oilfield service segment.

         The Company, during fiscal 1999, recorded a write-down of $1,507 (included in cost of sales) to reduce inventory values to estimated market selling prices (primarily within the oilfield service business) to reflect current market conditions.

         Severance expenses of $8,306, $426 and $2,499 relating to terminated employees were recognized during fiscal 2001, 2000 and 1999. The fiscal 2001 charge primarily relates to the third quarter fiscal 2001 executive management changes as discussed above. The fiscal 2000 and 1999 severance expenses relate, in large part, to European management changes during the fourth quarter of fiscal year 2000 and the third quarter of fiscal 1999.

         During fiscal 1999, the Company wrote-off $867 of start-up costs primarily relating to the closure, during the second quarter of fiscal 1999, of an operation that had capitalized start-up costs.


NOTE 5 - INVENTORIES

         Inventories at September 30 consisted of the following:

                         POLYMERS PROCESSING
                               SERVICES             OILFIELD SERVICES               TOTAL
                       -----------------------   -----------------------   -----------------------
                          2001         2000         2001         2000         2001         2000
                       ----------   ----------   ----------   ----------   ----------   ----------

Finished goods         $    7,951   $   10,770   $    2,715   $    2,303   $   10,666   $   13,073
Raw materials               7,646       11,527          178          141        7,824       11,668
Work in progress              440        1,053          177          177          617        1,230
Supplies                      890        1,236        2,459        2,205        3,349        3,441
                       ----------   ----------   ----------   ----------   ----------   ----------

Total Inventory        $   16,927   $   24,586   $    5,529   $    4,826   $   22,456   $   29,412
                       ==========   ==========   ==========   ==========   ==========   ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at September 30:

                                 --------------------------------------------------------------------------------------------
                                     POLYMERS PROCESSING
                                           SERVICES                   OILFIELD SERVICES                    TOTAL
                                 ----------------------------    ----------------------------    ----------------------------
                                      2001           2000             2001             2000           2001          2000
                                 ------------    ------------    ------------    ------------    ------------    ------------
Land and site improvements       $      5,048    $      4,914    $     18,663    $     18,840    $     23,711    $     23,754
Buildings                              13,309          18,369          17,565          17,221          30,874          35,590
Machinery and equipment                73,424          63,063          57,561          55,934         130,985         118,997
Transportation equipment                   42              14           3,166           3,544           3,208           3,558
Leasehold improvements                    425             336           1,631           1,857           2,056           2,193
Construction in progress                  800           3,263           3,002           1,172           3,802           4,435
                                 ------------    ------------    ------------    ------------    ------------    ------------
                                       93,048          89,959         101,588          98,568         194,636         188,527
Accumulated depreciation              (31,620)        (24,602)        (62,877)        (59,176)        (94,497)        (83,778)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Property, plant and
    equipment, net               $     61,428    $     65,357    $     38,711    $     39,392    $    100,139    $    104,749
                                 ============    ============    ============    ============    ============    ============


NOTE 7 - LONG-TERM DEBT

         Long-term debt at September 30, 2001 and 2000 consists of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.

                                                                                                      2001            2000
                                                                                                  ------------    ------------
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.                $    118,000    $    118,000

Term loan of the Company's Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid
quarterly with a fixed interest rate of 5.9% through June 2009.                                          5,626           6,326

Term loans of the Company's Canadian subsidiaries with various maturities collateralized by accounts receivable, inventory, and machinery and equipment of the subsidiaries. Interest and principal is paid monthly with fixed interest rates of 8.5%. The loans are subject to annual review by the bank and carry
various maturities from July 2004 through July 2015.                                                     4,107           4,582

Term loan of Company's Australian subsidiary, collateralized by a mortgage over the subsidiary's assets. Interest is payable in quarterly installments at a convertible fixed interest rate which was 7.8% at September 30, 2001, and 2000, respectively, adjusted quarterly and limited to a maximum rate of 9.4% through
July 2005.                                                                                               2,770           3,379

Term loan of the Company's Italian subsidiary collateralized by land and buildings of the subsidiary. Increasing principal payments are made quarterly beginning May 2000 through April 2005. Interest paid quarterly at a fixed rate
of 5.9%.                                                                                                 1,160           1,115

Term loans of one of the Company's British subsidiaries, collateralized by current assets of the subsidiary. Payment is due in 2004 and interest is payable
semi-annually at rates fixed through 2002 between 7.7% and 8.4%.                                         1,102           1,109

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage on the assets of the subsidiary. Principal payments on the loan are due in monthly
installments through October 2007. Interest is payable monthly at a fixed rate of 8.3%.                    894           1,047

Mortgage loan carrying a 9.2% fixed rate with monthly payments of principal and interest
through October 1, 2006. Loan is collateralized by a mortgage on certain domestic property.                876           1,005

Term loan of the Company's French subsidiary. Principal payments on the loan are payable in monthly installments. Interest is payable monthly at a fixed rate of 5.5% through January
2010.                                                                                                      910             964

                                                                                                      2001            2000
                                                                                                  ------------    ------------
Mortgage loan payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain buildings of the subsidiary. Principal payments on the loan are payable in quarterly installments and interest is payable at a fixed rate of 7.2% through
June 2006.                                                                                                 797             937

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage over the assets of the subsidiary. Principal payment on the loan is payable in
monthly installments through June 2006. Interest is payable monthly at a fixed rate of 8.9%.               698             850

Mortgage loans payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain land and buildings of the subsidiary. Principal payments on these loans are payable in semi-annual installments. Interest is payable in semi-annual installments at
a fixed rate of 6.8% through April 2006.                                                                   557             662

Loan of the Company's New Zealand subsidiary collateralized by mortgage over all of the subsidiaries' assets. Interest is payable monthly at a fixed rate of 8.6%. Principal is
payable quarterly.                                                                                         517              --

Various other                                                                                            2,842           3,194
                                                                                                  ------------    ------------
Total                                                                                                  140,856         143,170

Less current maturities                                                                                 (3,143)         (2,934)
                                                                                                  ------------    ------------
Long-term debt less current maturities                                                            $    137,713    $    140,236
                                                                                                  ============    ============

         In June 1997, the Company issued the Series A Senior Notes at $120,000 face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 2001, accumulated amortization of debt offering costs totaled $2,490. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. The terms of the Senior Notes limit the amount of additional indebtedness incurred by the Company and its subsidiaries and restrict certain payments, specifically dividends on preferred and common stock. The terms, however, do allow for dividend payments on currently outstanding preferred stock in accordance with the terms of the preferred stock and up to $.22 per share per annum on common stock in the absence of any default or event of default on the Senior Notes. The above dividend limitations may not be decreased, but may be increased, based upon the Company's results of operations and other factors. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

         Maturities of the Company's debt are as follows:

                YEARS ENDED
               SEPTEMBER 30,              AMOUNTS
               -------------           ------------

                       2002              $  3,143
                       2003                 3,758
                       2004                 2,982
                       2005                 5,106
                       2006                 1,952
                 Thereafter               123,915

NOTE 8 - CREDIT ARRANGEMENTS

         The Company maintains several foreign lines of credit through its wholly-owned subsidiaries. Total credit availability of these facilities totaled $19,003 and $15,376 at September 30, 2001 and 2000, respectively. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $7,924 and $7,405 at September 30, 2001 and 2000, respectively.

         The weighted average interest rate charged on short-term borrowings under the Company's various credit facilities at September 30, 2001 and 2000 was 5.8% and 5.6%, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

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

         Cash dividends paid during the fiscal years ended September 30, 2001, 2000 and 1999 equaled $2,176 during each year on the Company's Preferred Stock. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 2001 totaled $7,131.

         Cash dividends paid during the fiscal year ended September 30, 1999 equaled $1,216 on the Company's common stock, which represented a liquidating dividend paid from Additional Paid-in Capital. There were no dividends paid on the Company's Common Stock during fiscal years ended September 30, 2001 and 2000. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 2001 totaled $5,676.

         In connection with the Company's 1992 debt restructuring, 801,750 Common Stock Purchase Warrants (expiring July 2002) were issued at an exercise price of $5.00. At September 30, 2001 and 2000, 621,750 common stock purchase warrants were outstanding.

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


NOTE 10 - STOCK OPTION PLANS

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

         For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee directors at a price not less than 100% of the fair market value of the stock at the date of grant. There were 532,650, 711,250, and 709,050, shares available for grant at September 30, 2001, 2000, and 1999, respectively. The following is a summary of stock option activity for the three years ended September 30:

                                                    2001                          2000                          1999
                                       -----------------------------   -------------------------   ----------------------------
                                          OPTION         WEIGHTED        OPTION      WEIGHTED         OPTION        WEIGHTED
                                          SHARES         AVERAGE         SHARES       AVERAGE         SHARES         AVERAGE
         FIXED OPTIONS                   (000'S)      EXERCISE PRICE    (000'S)   EXERCISE PRICE     (000'S)     EXERCISE PRICE
         -------------                 ----------    ---------------   ---------  --------------   -----------   --------------
Outstanding at beginning
 of year                                    1,555    $        4.07          1,567  $       5.10          1,591    $          5.68
Granted                                       458             3.16            614          1.75            226               1.25
Exercised                                    (270)            1.66             --            --             --                 --
Forfeited                                    (393)            4.10           (626)         5.82           (250)              5.33
                                       ----------                      ----------                   ----------
Outstanding at end of year                  1,350    $        3.54          1,555  $       4.07          1,567    $          5.10
                                       ==========                      ==========                   ==========
Options exercisable at year end             1,350    $        3.54          1,555  $       4.07          1,567    $          5.10
                                       ==========                      ==========                   ==========

                                                2001           2000          1999
                                               ------         ------        ------
Weighted average fair value of
options granted during year ($/share)           $1.46          $1.06        $ 0.81

The following table summarizes information about fixed stock options outstanding at September 30, 2001:

                              OPTION SHARES OUTSTANDING           WEIGHTED AVERAGE           WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    AT SEPTEMBER 30, 2001 (000'S)    REMAINING CONTRACTUAL LIFE       EXERCISE PRICE
------------------------    -----------------------------    --------------------------      ----------------

       $0.00 - $1.00                        20                           7 years                    $ 0.86
       $1.01 - $2.00                       393                           8 years                    $ 1.58
       $2.01 - $3.00                       105                          10 years                    $ 2.51
       $3.01 - $8.25                       832                           7 years                    $ 4.66
                                        ------
                                         1,350
                                        ======

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

                                         2001                            2000                            1999
                             ----------------------------    ---------------------------    ----------------------------
                              AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA      AS REPORTED     PRO FORMA
                             ------------    ------------    ------------   ------------    ------------    ------------

Net income (loss)            $    (13,437)   $    (13,816)   $      2,501   $      1,849    $    (19,703)   $    (19,885)
Basic and diluted EPS                (.69)           (.70)            .01           (.01)          (0.99)          (1.00)

         The fair value of each option grant is estimated on the date of the grant using the Noreen-Wolfson option-pricing model, which is the Black-Scholes model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                        2001          2000          1999
                                                     ----------    ----------    ----------

Expected life of options                              7.5 years     7.5 years     7.4 years
Expected dividend yield over life of options                  0%            0%            0%
Expected stock price volatility                           50.24%        47.75%        50.40%
Risk-free interest rate                                    5.15%         6.63%         5.60%

NOTE 11 - INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                             YEARS ENDED SEPTEMBER 30,
                   --------------------------------------------
                       2001            2000             1999
                   ------------    ------------    ------------
Domestic           $    (14,035)   $      2,162    $    (28,025)
Foreign                  (3,436)          3,972           1,484
                   ------------    ------------    ------------
                   $    (17,471)   $      6,134    $    (26,541)
                   ============    ============    ============

The provision for income taxes consists of the following:

                                  YEARS ENDED SEPTEMBER 30,
                       --------------------------------------------
                           2001            2000            1999
                       ------------    ------------    ------------
Current:
      Federal          $         74    $       (147)   $       (370)
      State                      80             132              --
      Foreign                 2,844           2,906           1,789
                       ------------    ------------    ------------
                              2,998           2,891           1,419
                       ------------    ------------    ------------

Deferred:
      Federal                (4,199)          1,482          (7,491)
      State                      32             152              --
      Foreign                (2,865)           (892)           (367)
                       ------------    ------------    ------------
                             (7,032)            742          (7,858)
                       ------------    ------------    ------------
Total:
      Federal                (4,125)          1,335          (7,861)
      State                     112             284              --
      Foreign                   (21)          2,014           1,422
                       ------------    ------------    ------------
                       $     (4,034)   $      3,633    $     (6,439)
                       ============    ============    ============

         A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:

                                                                       YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------
                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
Tax expense (benefit) at statutory rate                      $     (6,115)   $      2,147    $     (9,289)
Change in the deferred tax assets valuation allowance                (286)           (453)            (61)
Non-deductible expenses and other, net                                493             896               2
Foreign tax rate differential                                       1,182             624             903
Goodwill amortization and write-downs                                 672             181           2,006
State taxes, net of federal benefit                                    20             238              --
                                                             ------------    ------------    ------------
                                                             $     (4,034)   $      3,633    $     (6,439)
                                                             ============    ============    ============

         Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------

Deferred tax assets:
         Net operating and capital loss carry-forwards         $     13,662    $      7,577
         Tax credit carry-forward                                       521           1,025
         Insurance accruals                                             923           1,034
         Other accruals                                                 345              61
         Bad debt allowance                                             654             459
         Compensation accruals                                          667             722
         Legal accruals                                                 255             189
         Depreciation                                                   985             859
         Inventory                                                      201             184
         Other                                                          516             651
         Goodwill (Foreign)                                             860              --
                                                               ------------    ------------
                                                                     19,589          12,761
                                                               ------------    ------------

Deferred tax liabilities:
         Depreciation and land                                       (7,985)         (8,672)
         Deferred revenue                                              (494)           (568)
         Goodwill (Foreign)                                          (1,533)         (1,081)
         Other                                                         (519)           (114)
                                                               ------------    ------------
                                                                    (10,531)        (10,435)
                                                               ------------    ------------
Valuation allowance on deferred tax assets                             (830)         (1,116)
                                                               ------------    ------------
Net deferred tax assets                                        $      8,228    $      1,210
                                                               ============    ============

         The Company reduced the valuation allowance during 2001, 2000, and 1999 to reflect the expiration of certain federal tax credits. The Company further reduced the valuation allowance in 1999 and 2000 to reflect the utilization and expiration of capital losses. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

         The Company has for tax purposes $33,088 in domestic net operating loss carry-forwards ("NOLs"), which expire between 2002 and 2021, and $294 in investment and other tax credit carry-forwards which, if utilized, will result in a cash savings. Net operating loss carry-forwards in the amount of $2,311 and $21 of the tax credits are expected to expire unused. A change in ownership under the Internal Revenue Code has occurred, which limits the utilization of $4,465 of the Company's NOLs to approximately $677 each year through their expiration. The Company has recorded a valuation allowance as of September 30, 2001 of $830 relating to these tax benefits expected to expire unused.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries.

NOTE 12 - EMPLOYEE BENEFIT PLANS

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

         Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 2001, 2000 and 1999 was $1,460, $1,338, and $1,397, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases that expire at various dates. Rental expense was approximately $6,686 in 2001, $5,382 in 2000, and $5,790 in 1999. Future minimum rental payments as of September 30, 2001 are due as follows:

                             2002                  $5,623
                             2003                   5,037
                             2004                   4,167
                             2005                   3,319
                             2006                   2,439
                             Thereafter             2,930

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving two former employees alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases were initiated on November 21, 1991 (by Roberto Bustillos, et al., in Texas State Court in Ector County) and on January 4, 2000 (by Pilar Olivas, et al., in Texas State Court in Harris County). Generally, the Company is protected under workers' compensation law from claims under these two suits, except to the extent a judgment might be awarded against the Company for an intentional tort.

         In fiscal 1994 and 1995, the Company received an instructed verdict (i.e. no liability was found at trial after the plaintiff's evidence was presented) in four cases involving four plaintiffs, also former employees, alleging intentional tort against the Company for silicosis-related disease. Between fiscal 1993 and fiscal 2000, the Company was non-suited or dismissed without liability in fifteen cases filed by former employees alleging intentional tort against the company for silicosis-related disease. In the second and fourth quarters of fiscal 2001, the Company was non-suited in two more cases filed by former employees alleging intentional tort against the company (the case filed in 1991 by Odilon Martinez in Texas State Court in Ector County, and the case filed in 1992 by James Glidwell in Texas State Court in Ector County, respectively).

         The Company has settled six cases filed by the survivors of six former employees, alleging wrongful death caused by silicosis-related disease. Five of these settlements occurred between fiscal 1993 and fiscal 1999. The sixth case (which was filed in 2000 by Delma Orozco, individually and as representative of the Estate of Lazaro Orozco, et al., in Texas State Court in Ector County), was settled in the fourth quarter of fiscal 2001. In fiscal 1993 the Company incurred a total charge of $605 in connection with settlement of two of the above-referenced wrongful death cases. The Company was fully insured for the settlement of the other four cases alleging wrongful death causes of action, including the Orozco case settled in fiscal 2001, and therefore did not incur any settlement costs in connection with those cases. At this time there are no suits pending against the Company alleging wrongful death caused by silicosis-related disease.

         During December 1996, an agreement was signed by the Company and Baker Hughes, Inc. ("Baker Hughes") to settle the litigation of a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services ("BHTS") in 1992. The agreement stipulates that with regard to future occupational health claims (which would include silicosis claims), the parties shall share costs equally, with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,250 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims. Subsequent to the year end, the only claim outstanding at September 30, 2001 was settled.

         The Company has settled two cases filed by former employees of BHTS alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases, filed by Paul Roark and James Petty (the "Roark and Petty litigation"), were settled in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2002, respectively. The Roark and Petty litigation involved negligence claims that, in theory, could have circumvented the Company's immunity protections under the workers' compensation law. The Roark and Petty litigation named the Company and Baker Hughes, among others, as defendants, and fell within the provisions of the December 1996 agreement between the Company and Baker Hughes (described in the preceding paragraph). The terms of the settlements in the Roark and Petty litigation did not have a material adverse effect on the Company's financial condition.

         The Company and its counsel cannot, at this time, predict with any reasonable certainty whether or in what circumstances additional silicosis-related suits may be filed, or the outcome of future silicosis-related suits, if any. The Company does not believe, however, that the two silicosis-related lawsuits that are presently pending will have a material adverse effect on its financial condition, results of operations or cash flows. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, employer's liability insurance policies applicable to silicosis-related suits; however, the extent and amount of coverage is limited, and the Company has been advised by certain insurance carriers of a reservation of rights with regard to policy obligations pertaining to the suits because of various exclusions in the policies.

         Environmental Remediation. The Company's agreement with Baker Hughes, pursuant to which BHTS was acquired by the Company, provides that Baker Hughes will reimburse the Company for 50% of the BHTS environmental remediation costs in excess of $318, with Baker Hughes' total reimbursement obligation being limited to $2,000 (current BHTS obligation is limited to $1,650). BHTS is a responsible party at two hazardous waste disposal sites that are currently undergoing remediation pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, persons who were responsible for generating the hazardous waste disposed of at a site where hazardous substances are being released into the environment are jointly and severally liable for the costs of cleaning up environmental contamination, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injuries and property damage allegedly caused by hazardous substances released into the environment. The two sites where BHTS is a responsible party are the French Limited site northeast of Houston, Texas and the Sheridan site near Hempstead, Texas. Remediation of the French Limited site has been completed, with only natural attenuation of contaminants in groundwater occurring at this time. Remediation has not yet commenced at the Sheridan site. Current plans for cleanup of this site, as set forth in the federal Record of Decision, call for on-site bioremediation of the soils in tanks and natural attenuation of contaminants in the groundwater. However, treatability studies to evaluate possible new remedies for the soils, such as in-place bioremediation, are being conducted as part of a Remedial Technology Review Program. Based on the completed status of the remediation at the French Limited site and BHTS's minimal contribution of wastes at both of the sites, the Company believes that its future liability under the agreement with Baker Hughes with respect to these two sites will not be material to the Company's financial condition, results of operations or cash flows.

         John Wood Group PLC Litigation. On November 21, 1997, in an action initiated by the Company in October 1994, a Texas State Court jury awarded the Company approximately $13,000 in the trial of its case against John Wood Group PLC relating to the 1994 contract for the purchase of the operating assets of NDT Systems, Inc. and certain related entities. The trial court subsequently entered a judgment for $15,750 in the Company's favor, which includes pre-judgment interest on the jury award. The Wood Group appealed the judgment. On March 9, 2000, the Court of Appeals for the First District of Texas reversed the judgment entered by the trial court and, as to all but one of the

Company's claims, ordered that the Company have no recovery. As to that remaining breach of contract claim seeking recovery of a contract payment of $500, the Court of Appeals remanded the cause to the trial court for further proceedings. The Court of Appeals overruled the Company's motion for rehearing and rehearing en banc. The Company filed a petition for review in the Texas Supreme Court, and the Texas Supreme Court denied Company's petition for review on February 8, 2001. The Company filed a motion for rehearing from the Texas Supreme Court's denial of the Company's petition for review. On March 29, 2001, the Texas Supreme Court denied the Company's motion for rehearing from the Texas Supreme Court's denial of the Company's petition for review. On September 5, 2001, the Company dismissed all claims pending in the litigation in exchange for a payment of $200 from the Wood Group.

         Oil Country Tubular Limited Arbitration. ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, was named as a Respondent in an arbitration claim made on August 7, 1998, by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arises out of a transaction between OCTL and BHTS whereby BHTS sold equipment and other assets from a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement
(FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India.

         OCTL paid $2,400 for the FCA and $2,800 for equipment for the plant. In its claim brought in the Court of Arbitration of the International Chamber of Commerce ("ICC"), OCTL claims, among other items, that it did not receive technical assistance, technical data, spare parts and certain raw materials that were necessary for its oilfield tubular services plant in India and that BHTS owed it under the FCA. The Company is involved by virtue of its acquisition in 1992 of BHTS. The Company had only peripheral knowledge of the dispute between OCTL and Baker Hughes prior to the filing of OCTL's claim. The Company objected to the jurisdiction of the arbitration tribunal on the ground that the Company is not a party to the FCA, the FCA having been assigned to Tuboscope Incorporated prior to the Company's purchase of BHTS. After a hearing on that objection, the arbitral tribunal entered a decision in March 2000, holding that it did have jurisdiction over the Company. OCTL submitted an Amended Statement of Claim in November 2000, in which it claimed nine different breaches of the FCA. Although the Company was not involved in the actions made the basis of OCTL's claims, its reconstruction of events indicated that BHTS supplied OCTL with a fully operational plant and that OCTL's difficulties, such as they were, resulted from external causes. The total amount of OCTL's claims exceeds $30,000. It has alleged approximately $8,700 in losses due to past contractual breaches, plus approximately $7,900 in "liquidated damages" it claims to have paid to third parties because of production losses that allegedly resulted from contractual breaches and an unspecified amount of damages from lost sales. While the outcome of this arbitration matter cannot be predicted, the Company plans to continue to contest the claims vigorously. The Company believes the damage claim is exaggerated. If the ICC arbitral panel should enter an award against the Company, the Company, Baker Hughes and Tuboscope have entered into a separate agreement to arbitrate which entity would be responsible to pay the award.

         Shareholder Litigation. On May 11, 2001, an individual shareholder filed a lawsuit in Texas State Court in Harris County against the Company, its directors, two of the Company's former officers/directors, and Travis Street Partners, L.L.C. ("TSP"), alleging breach of fiduciary duty in connection with TSP's offer to buy the Company. The lawsuit also alleges that certain severance payments made by the Company to two of the Company's former officers/directors constitute a misappropriation of assets. The individual shareholder plaintiff filed suit on behalf of himself and derivatively on behalf of the Company, and has requested that the suit be maintained as a class action and that he be certified as the class representative. Plaintiff seeks an unspecified amount of damages. The Company has entered into an agreement with the plaintiff which, for now, indefinitely extends the time for the Company to file a responsive answer to the lawsuit.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

         As discussed in Note 2, the following is a schedule of assets acquired and liabilities assumed in conjunction with the acquisitions in 2000 and 1999. There were no acquisitions in 2001.

                                           YEAR ENDED SEPTEMBER 30,
                                         ----------------------------
                                             2000            1999
                                         ------------    ------------
Trade receivables                        $        184    $      1,524
Related party receivables                         (90)             --
Inventories                                        71              27
Prepaid expenses and other assets                   4              81
Property, plant and equipment                     210           7,216
Goodwill                                          363           4,921
Accounts payable                                  (84)           (648)
Accrued liabilities                                (4)           (140)
Deferred tax liability                             --          (1,203)
Income taxes payable                               --            (325)
Long-term debt                                   (148)         (3,769)
                                         ------------    ------------
Cash paid, net of cash acquired          $        506    $      7,684
                                         ============    ============

         At September 30, 2001 and 2000, the Company accrued preferred dividends of $544 which were declared, but unpaid.

         During fiscal years 2000 and 1999, the Company issued to employees $543 and $523 worth of common stock, respectively, in connection with the Company's domestic benefit plans. At September 30, 2001, the Company had accrued $600 for fiscal year 2001 in connection with of the Company's domestic benefit plan. See
Note 12 - "Employee Benefit Plans".

NOTE 15 - SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Polymers Processing Services and Oilfield Services.

         The Polymers Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Polymers Processing segment include large producers of polymers, end users, such as rotational molders, and polymers distributors. Worldwide sales to one Polymers Processing customer accounted for 11%, 14% and 13% of the Company's consolidated revenues in fiscal 2001, 2000 and 1999, respectively.

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

         Summarized financial information of the Company's reportable segments for the years ended September 30, 2001, 2000 and 1999 is shown in the following table.

                                         POLYMERS                         OTHER
                                        PROCESSING       OILFIELD      RECONCILING
                                         SERVICES        SERVICES         ITEMS*           TOTAL
                                       ------------    ------------    ------------    ------------

FISCAL YEAR 2001
----------------
Sales Revenues                         $    155,321    $     19,648    $         --    $    174,969
Service Revenues                             40,799         111,531              --         152,330
                                       ------------    ------------    ------------    ------------
         Total                              196,120         131,179              --         327,299
Operating Income (Loss)                      (5,569)         19,228         (18,440)         (4,781)
Depreciation and Amortization                 9,496           5,141             901          15,538
Impairment, restructuring and
other costs                                   7,102              --           7,410          14,512

Total Assets                                151,588          76,235          53,121         280,944
Expenditures for Additions to
         Long-lived Assets                    5,915           4,999              --          10,914


FISCAL YEAR 2000
----------------
Sales Revenues                         $    173,200    $     19,934    $         --    $    196,190
Service Revenues                             46,736          85,437              --         129,117
                                       ------------    ------------    ------------    ------------
         Total                              219,936         105,371              --         325,307
Operating Income (Loss)                      13,850          13,450          (9,049)         18,251
Depreciation and Amortization                 9,807           5,561             964          16,332
Impairment, restructuring and                   426              --              --             426
other costs

Total Assets                                174,757          75,694          48,726         299,177
Expenditures for Additions to
         Long-lived Assets                    8,132           2,341             328          10,801


FISCAL YEAR 1999
----------------

Sales Revenues                         $    139,155    $     15,743    $         --    $    158,022
Service Revenues                             48,322          59,153              --         104,351
                                       ------------    ------------    ------------    ------------
         Total                              187,477          74,896              --         262,373
Operating Income (Loss)                      (1,967)           (376)        (12,237)        (14,580)
Depreciation and Amortization                10,692           5,381           1,001          17,074
Impairment, restructuring and                 2,386          13,667              24          16,077
other costs

Total Assets                                180,582          74,829          49,783         305,194
Expenditures for additions to
            Long-lived assets                10,028           5,156             149          15,333

*Consists primarily of corporate overhead expenses and unallocated corporate assets. Unallocated corporate assets consist of cash, deferred tax assets, unamortized bond offering expenses, and corporate fixed assets.

         A reconciliation of total segment operating income to consolidated income before taxes and extraordinary items is as follows:

                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
Total operating income (loss) for reportable segments        $     (4,781)   $     18,251    $    (14,580)
Interest income                                                     1,828           2,306           1,921
Interest expense                                                  (14,518)        (14,423)        (13,831)
Other                                                                  --              --             (51)
                                                             ------------    ------------    ------------
Consolidated income (loss) before taxes and
   extraordinary item                                        $    (17,471)   $      6,134    $    (26,541)
                                                             ============    ============    ============

         The following is revenue and long-lived asset information by geographic area for years ended September 30:

                                   REVENUES                          LONG-LIVED ASSETS
                     ------------------------------------   ------------------------------------
                        2001         2000         1999         2001          2000        1999
                     ----------   ----------   ----------   ----------   ----------   ----------
United States        $  201,091   $  189,140   $  145,052   $  102,936   $  102,788   $  105,543
Foreign                 126,208      136,167      117,321       56,578       61,417       75,613
                     ----------   ----------   ----------   ----------   ----------   ----------
                     $  327,299   $  325,307   $  262,373   $  159,514   $  164,205   $  181,156
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

NOTE 16  - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2001 and September 30, 2000, respectively.

                                                                      THREE MONTHS ENDED
                                       ------------------------------------------------------------------------------------
                                        DECEMBER 31, 2000      MARCH 31, 2001         JUNE 30, 2001      SEPTEMBER 30, 2001
                                       ------------------    ------------------    ------------------    ------------------
Revenues                               $           80,490    $           87,100    $           82,301    $           77,408
Gross profit                                       18,162                19,660                17,644                16,757
Operating income (loss)                             3,944                 2,444                (6,001)               (5,168)
Net income                                            339                  (882)               (6,204)               (6,690)
Basic and diluted loss per share       $             (.01)   $             (.06)   $             (.30)   $             (.32)
Basic and diluted weighted average
   shares outstanding                          22,686,987            22,686,987            22,708,383            22,880,194

                                                                               THREE MONTHS ENDED
                                                ------------------    ------------------   ------------------   ------------------
                                                 DECEMBER 31, 1999      MARCH 31, 2000        JUNE 30, 2000     SEPTEMBER 30, 2000
                                                ------------------    ------------------   ------------------   ------------------
Revenues                                        $           74,021    $           81,620   $           85,353   $           84,313
Gross profit                                                17,862                19,105               19,155               19,291
Operating income (loss)                                      3,425                 4,460                4,961                5,405
Net income                                                      21                   565                  994                  921
Basic and diluted earnings (loss) per share     $            (0.02)   $             0.00   $             0.02   $             0.02
Basic weighted average shares outstanding               22,407,000            22,407,000           22,407,000           22,409,000
Diluted weighted average shares outstanding             22,407,000            22,449,000           22,459,000           22,505,000

NOTE 17- SUBSEQUENT EVENT

         During December 2001, the Company acquired the operating assets of Rod Services of Canada, Ltd., with a facility in Red Deer, Alberta, Canada; and TRC Rod Services of the Rockies, Inc., with a facility in Casper, Wyoming (collectively referred to as "The Rod Companies") for $1,581 in cash. The Rod Companies provide rod inspection and reclamation services in Western Canada and the Rocky Mountain region in the United States.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of ICO, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 30, 2001 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                          PricewaterhouseCoopers LLP

Houston, Texas
November 30, 2001

                                    ICO, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (In Thousands)


                                                 BALANCE
                                                BEGINNING     CHARGED TO                      BALANCE AT
TRADE RECEIVABLES                                OF YEAR       EXPENSES     DEDUCTIONS(1)    END OF YEAR
                                              ------------   ------------   -------------   ------------

Year ended September 30, 2001:
Allowance for uncollectible accounts -
         trade receivables                    $      1,995   $      1,011   $       (441)   $      2,565
                                              ============   ============   ============    ============

Year ended September 30, 2000:
Allowance for uncollectible accounts -
         trade receivables                    $      1,884   $        369   $       (258)   $      1,995
                                              ============   ============   ============    ============

Year ended September 30, 1999:
Allowance for uncollectible accounts -
         trade receivables                    $      1,690   $      1,256   $     (1,062)   $      1,884
                                              ============   ============   ============    ============

(1)   Due to write-offs and/or foreign currency translation differences.

                                 EXHIBIT INDEX


EXHIBIT
NO.                                  EXHIBIT
-------                              -------

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

 3.4        -- Amended and Restated By-Laws of the Company dated March 24, 2001
               (filed as exhibit 3.4 to Form 10-Q dated May 15, 2001)

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

 4.5        -- Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent
               (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March
               31, 1998)

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

                                 EXHIBIT INDEX


EXHIBIT
NO.                                  EXHIBIT
-------                              -------
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

10.7        -- Employment Agreement dated June 21, 2001 by and between the
               Registrant and Timothy Gollin (filed as exhibit 10.7 to form 10-Q dated August 14, 2001)

10.8        -- Employment Agreement dated June 21, 2001 and between the
               Registrant and Christopher N. O'Sullivan (filed as exhibit 10.8 to form 10-Q dated August 14, 2001)

10.9        -- Employment Agreement dated September 4, 1998 by and between the
               Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

10.10       -- Employment Agreement dated September 4, 1998 by and between the
               Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form
               10-K dated December 23, 1998)

10.11       -- Termination Agreement by and between Asher O. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.1 to Form
               8-K dated June 8, 2001)

10.12       -- Termination Agreement by and between Sylvia A. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.2 to Form
               8-K dated June 8, 2001)

10.13       -- Termination Agreement by and between Robin E. Pacholder and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.3 to Form
               8-K dated June 8, 2001)

10.14       -- Termination Agreement by and between David M. Gerst and ICO,
               Inc., effective as of June 7, 2001 (filed as Exhibit 99.4 to Form
               8-K dated June 8, 2001)

10.15       -- Termination Agreement by and between Tom D. Pacholder, ICO, Inc.
               and Wedco, Inc., a New Jersey corporation and wholly-owned subsidiary of ICO, Inc., effective as of June 7, 2001 (filed as Exhibit 99.7 to Form 8-K dated June 8, 2001)

21**        -- Subsidiaries of the Company

23.1**      -- Consent of Independent Accountants

----------

     ** Filed herewith