Form 10-Q
period 2001-12-31
ICO INC
filed 2002-02-07
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001
                                               -----------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                    ----


                         Commission File Number 0-10068
                                                -------


                                    ICO, INC.
                                    ---------
             (Exact name of registrant as specified in its charter)


         Texas                                        76-0566682
------------------------                    ------------------------------
(State of incorporation)                 (IRS Employer Identification Number)


5333 Westheimer, Suite 600, Houston, Texas                     77056
------------------------------------------                   ---------
(Address of principal executive offices)                     (Zip Code)


                                 (713) 351-4100
                                -----------------
                               (Telephone Number)

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


                Common stock, without par value 22,956,987 shares
                       outstanding as of February 6, 2002

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION

                                                                                          PAGE
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 2001 and
            September 30, 2001..........................................................    3

            Consolidated Statements of Operations for the Three Months
            Ended December 31, 2001 and 2000............................................    4

            Consolidated Statements of Comprehensive Income (Loss) for the
            Three Months Ended December 31, 2001 and 2000...............................    5

            Consolidated Statements of Cash Flows for the
            Three Months Ended December 31, 2001 and 2000...............................    6

            Notes to Consolidated Financial Statements..................................    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................   12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................   18


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................................   19

   Item 2.  Changes in Securities (no response required)................................    -

   Item 3.  Defaults upon Senior Securities (no response required)......................    -

   Item 4.  Submission of Matters to a Vote of Security Holders.........................    -

   Item 5.  Other Information (no response required)....................................    -

   Item 6.  Exhibits and Reports on Form 8-K............................................   19

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)

                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                       2001             2001
                                                                                   ------------    -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $     23,424    $      31,642
      Trade accounts receivables (less allowance for doubtful accounts of
         $2,568 and $2,565, respectively)                                                51,507           57,943
      Inventories                                                                        20,714           22,456
      Deferred tax asset                                                                  2,923            3,199
      Prepaid expenses and other                                                          5,978            6,190
                                                                                   ------------    -------------
         Total current assets                                                           104,546          121,430
                                                                                   ------------    -------------

Property, plant and equipment, net                                                      100,008          100,139
Goodwill                                                                                 44,964           44,689
Deferred tax asset                                                                       10,365           10,457
Debt offering costs                                                                       2,547            2,713
Other                                                                                     1,244            1,516
                                                                                   ------------    -------------
      Total assets                                                                 $    263,674    $     280,944
                                                                                   ============    =============

LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt                  $      9,785    $      11,067
      Accounts payable                                                                   18,097           22,653
      Accrued interest                                                                    1,040            4,107
      Accrued salaries and wages                                                          2,224            2,462
      Income taxes payable                                                                1,981            2,211
      Accrued insurance                                                                   2,837            2,498
      Other accrued expenses                                                             12,627           11,630
                                                                                   ------------    -------------
         Total current liabilities                                                       48,591           56,628
                                                                                   ------------    -------------

Deferred income taxes                                                                     4,444            5,428
Long-term liabilities                                                                     1,466            1,396
Long-term debt, net of current portion                                                  134,299          137,713
                                                                                   ------------    -------------
      Total liabilities                                                                 188,800          201,165
                                                                                   ------------    -------------

Commitments and contingencies                                                                --               --
Stockholders' equity:
      Preferred stock, without par value - 500,000 shares authorized;
         322,500 shares issued and outstanding with a liquidation
         preference of $32,250                                                               13               13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                           --               --
      Common stock, without par value - 50,000,000 shares authorized;
         22,956,987 shares issued and outstanding                                        40,705           40,705
      Additional paid-in capital                                                        103,157          103,157
      Accumulated other comprehensive loss                                              (14,355)         (13,579)
      Accumulated deficit                                                               (54,646)         (50,517)
                                                                                   ------------    -------------
      Total stockholders' equity                                                         74,874           79,779
                                                                                   ------------    -------------
      Total liabilities and stockholders' equity                                   $    263,674    $     280,944
                                                                                   ============    =============


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
          (Unaudited and in thousands, except share and per share data)


                                                                THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
Revenues:
     Polymers processing sales and services                    $ 42,970    $ 49,558
     Oilfield sales and services                                 30,006      30,932
                                                               --------    --------
Total net revenues                                               72,976      80,490
                                                               --------    --------
Cost and expenses:
     Cost of sales and services                                  57,446      62,328
     Selling, general and administrative                         10,768      10,384
     Depreciation                                                 3,133       3,218
     Amortization of intangibles                                    579         616
     Litigation reserve                                           1,840          --
                                                               --------    --------
                                                                 73,766      76,546
                                                               --------    --------
Operating income (loss)                                            (790)      3,944
                                                               --------    --------
Other income (expense):
     Interest income                                                199         577
     Interest expense                                            (3,505)     (3,625)
                                                               --------    --------
                                                                 (3,306)     (3,048)
                                                               --------    --------
Income (loss) before taxes                                       (4,096)        896
Provision (benefit) for income taxes                               (193)        557
                                                               --------    --------
Income (loss) before extraordinary item                          (3,903)        339
                                                               --------    --------
Extraordinary gain, net of income taxes of $171                     318          --
                                                               --------    --------

Net income (loss)                                                (3,585)        339
                                                               --------    --------
Preferred dividends                                                 544         544
                                                               --------    --------
Net loss applicable to common stock                            $ (4,129)   $   (205)
                                                               ========    ========
Basic and diluted loss per share before extraordinary item
     (see Note 3)                                              $   (.19)   $   (.01)
Extraordinary item                                                  .01          --
                                                               --------    --------

Basic and diluted loss per share                               $   (.18)   $   (.01)
                                                               ========    ========



   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)



                                                        THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
Net income (loss)                                    $ (3,585)   $    339
Other comprehensive loss
     Foreign currency translation adjustment             (776)      2,054
     Unrealized loss on foreign currency hedges            --        (107)
                                                     --------    --------
Comprehensive income (loss)                          $ (4,361)   $  2,286
                                                     ========    ========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         2001          2000
                                                                      ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                $   (3,585)   $      339
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
     Depreciation and amortization                                         3,712         3,834
     Litigation reserve                                                    1,840            --
     Extraordinary gain                                                     (318)           --
     Changes in assets and liabilities, net of the effects of
     business acquisitions:
         Receivables                                                       6,161        (1,673)
         Inventories                                                       1,816         1,846
         Prepaid expenses and other assets                                   268         1,100
         Income taxes payable                                               (215)         (861)
         Deferred taxes                                                     (758)          231
         Accounts payable                                                 (4,689)       (5,411)
         Accrued interest                                                 (3,067)       (3,067)
         Accrued expenses                                                   (616)       (1,449)
                                                                      ----------    ----------
              Total adjustments                                            4,134        (5,450)
                                                                      ----------    ----------
         Net cash provided by (used for) operating activities                549        (5,111)
                                                                      ----------    ----------
Cash flows used for investing activities:
     Capital expenditures                                                 (3,009)       (2,017)
     Acquisition                                                          (1,581)           --
     Dispositions of property, plant and equipment                           293           116
                                                                      ----------    ----------
         Net cash used for investing activities                           (4,297)       (1,901)
                                                                      ----------    ----------

Cash flows used for financing activities:
     Payment of dividend on preferred stock                                 (544)         (544)
     Proceeds from issuance of debt                                           --           575
     Debt repayments                                                      (3,893)         (917)
                                                                      ----------    ----------
         Net cash used for financing activities                           (4,437)         (886)
                                                                      ----------    ----------
Effect of exchange rates on cash                                             (33)           36
                                                                      ----------    ----------
Net decrease in cash and equivalents                                      (8,218)       (7,862)
Cash and equivalents at beginning of period                               31,642        38,955
                                                                      ----------    ----------
Cash and equivalents at end of period                                 $   23,424    $   31,093
                                                                      ==========    ==========
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received
         Interest paid                                                $      207    $      625
         Income taxes paid                                                (6,501)       (6,687)
                                                                            (815)       (1,355)


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and in thousands, except share and per share data)


NOTE 1.  BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2001 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2001, the results of operations for the three months ended December 31, 2001 and 2000 and the changes in its cash position for the three months ended December 31, 2001 and 2000. Results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.


NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized and tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. The Company has $44,964 of goodwill included in its balance sheet at December 31, 2001. Goodwill amortization for the three months ended December 31, 2001 was approximately $350.

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

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three months ended December 31, 2001 and December 31, 2000, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total amount of anti-dilutive securities for the three months ended December 31, 2001 was 5,473,000 compared to 5,629,000 for the three months ended December 31, 2000.

                                                            THREE MONTHS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------
                                                    2001                                  2000
                                      --------------------------------    --------------------------------
                                                           (In thousands, except share data)
                                       Income        Shares     Amount     Income        Shares     Amount
                                      --------    -----------   ------    --------    -----------   ------
Net income (loss)                     $ (3,585)                           $    339
Less: Preferred stock dividends            544                                 544
                                      --------                            --------
BASIC EPS                             $ (4,129)    22,956,987   $ (.18)   $   (205)    22,686,987   $ (.01)
EFFECT OF DILUTIVE SECURITIES
   Options                                  --             --       --          --             --       --
                                      --------    -----------   ------    --------    -----------   ------
DILUTED EPS                           $ (4,129)    22,956,987   $ (.18)   $   (205)    22,686,987   $ (.01)
                                      ========    ===========   ======    ========    ===========   ======



NOTE 4.  INVENTORIES

         Inventories consisted of the following:

                            POLYMERS PROCESSING SERVICES         OILFIELD SERVICES                    TOTAL
                            ----------------------------   ----------------------------   ----------------------------
                            DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                2001            2001           2001            2001           2001            2001
                            ------------   -------------   ------------   -------------   ------------   -------------
Finished goods              $      7,332   $       7,951   $      3,138   $       2,715   $     10,470   $      10,666
Raw materials                      6,387           7,646            200             178          6,587           7,824
Work in progress                     122             440            188             177            310             617
Supplies                             797             890          2,550           2,459          3,347           3,349
                            ------------   -------------   ------------   -------------   ------------   -------------
Total Inventory             $     14,638   $      16,927   $      6,076   $       5,529   $     20,714   $      22,456
                            ============   =============   ============   =============   ============   =============


NOTE 5.   INCOME TAXES

         The Company's effective income tax rates were 5% and 62% during the three months ended December 31, 2001 and December 31, 2000, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002, and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,623 in domestic net operating loss carry-forwards at December 31, 2001, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

NOTE 6.   SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Polymers Processing Services and Oilfield Services.

         The Polymers Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Polymers Processing segment include large producers of polymers and end users such as rotational molders and polymer distributors.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services and also sells equipment to customers. This segment's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three months ended December 31, 2001 and 2000 is shown in the following tables.

                                       POLYMERS                  OTHER
                                      PROCESSING    OILFIELD   RECONCILING
                                       SERVICES     SERVICES      ITEMS*       TOTAL
                                      ----------    --------   -----------    --------
THREE MONTHS ENDED
DECEMBER 31, 2001
Sales Revenues                        $   34,732    $  4,828   $        --    $ 39,560
Service Revenues                           8,238      25,178            --      33,416
                                      ----------    --------   -----------    --------
         Total                            42,970      30,006            --      72,976
Operating Income (Loss)                     (161)      1,129        (1,758)       (790)
Depreciation and Amortization              2,329       1,180           203       3,712
Litigation Reserve                            --       1,840            --       1,840

Expenditures for Additions to
         Long-lived Assets                 1,590       1,261           158       3,009

THREE MONTHS ENDED
DECEMBER 31, 2000
Sales Revenues                        $   39,000    $  5,221   $        --    $ 44,221
Service Revenues                          10,558      25,711            --      36,269
                                      ----------    --------   -----------    --------
         Total                            49,558      30,932            --      80,490
Operating Income (Loss)                    1,057       4,965        (2,078)      3,944
Depreciation and amortization              2,291       1,312           231       3,834

Expenditures for Additions to
         Long-lived Assets                 1,260         746            11       2,017

    * Consists primarily of corporate overhead expenses and capital expenditures.

                             POLYMERS                                            OTHER
                            PROCESSING                 OILFIELD               RECONCILING
                             SERVICES                  SERVICES                 ITEMS **                   TOTAL
                       ----------------------    ---------------------   ---------------------     ---------------------
                       December     September    December    September   December    September     December    September
                       31, 2001     30, 2001     31, 2001    30, 2001    31, 2001     30, 2001     31, 2001     30, 2001
                       --------     ---------    --------    ---------   --------    --------      --------    ---------
   Total Assets        $146,369     $ 151,588    $ 73,239    $  76,235   $ 44,066    $ 53,121      $263,674    $ 280,944

   ** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and Corporate fixed assets.

A reconciliation of total segment operating income (loss) to consolidated income
(loss) before taxes is as follows:

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 -------------------
                                                                   2001       2000
                                                                 --------   --------
     Total operating income (loss) for reportable segments       $   (790)  $  3,944
     Interest income                                                  199        577
     Interest expense                                              (3,505)    (3,625)
                                                                 --------   --------
     Consolidated income (loss) before income taxes              $ (4,096)  $    896
                                                                 ========   ========


NOTE 7.   FISCAL 2002 CHARGE AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited ("OCTL") litigation. See "Note 8. Legal Proceedings". Also during the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due 2007 with a face value of $2,250 recognizing an extraordinary gain of $489 before income tax and $318 net of income tax.


NOTE 8.   LEGAL PROCEEDINGS

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

         Oil Country Tubular Limited Arbitration. ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, was named as a Respondent in an arbitration claim brought in the Court of Arbitration of the International Chamber of Commerce on August 7, 1998 (the "ICC Arbitration") by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arose out of a transaction between OCTL and BHTS whereby BHTS sold equipment and other assets from a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement (FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India. The Company and OCTL entered into an agreement, dated January 30, 2002, providing for a cash payment to OCTL in full and final settlement of all issues related to the ICC Arbitration. The Company simultaneously entered into a settlement agreement with Baker Hughes and Varco, L.P., pursuant to which the Company, Baker Hughes and Varco, L.P. agreed to share the cost of the OCTL settlement, and released each other from any further liability regarding this matter. Pursuant to these agreements, the Company's share of the settlement with OCTL is $1,840. This amount was recorded as an expense in the first quarter of fiscal 2002 and was paid by the Company in the second quarter of fiscal 2002.

         Shareholder Litigation. On May 11, 2001, an individual shareholder filed a lawsuit in Texas State Court in Harris County against the Company, its directors, two of the Company's former officers/directors, and Travis Street Partners, L.L.C. ("TSP"), alleging breach of fiduciary duty in connection with TSP's offer to buy the Company, and alleging that certain severance payments made by the Company to two of the Company's former officers/directors constituted a misappropriation of assets. On October 23, 2001, the Court entered an order granting non-suit, dismissing the case without prejudice upon the Plaintiff's motion.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.


NOTE 9.  ACQUISITION

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited and in thousands, except share and per share data)

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, demand for the Company's products and services, future growth plans, oil and gas company spending, completion, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the state of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

INTRODUCTION

         The Company has two operating segments: Polymers Processing and Oilfield Services. Polymers Processing revenues are derived from (1) product sales and (2) toll services. Polymers Processing product sales entail the Company purchasing resin which is usually further processed within the Company's operating facilities. The further processing of the material may involve size reduction services and/or compounding services, which include the manufacture and sale of concentrates. After processing, the Company then sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material. Oilfield Service revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods) and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment to third parties.

         Cost of sales and services for the Polymers Processing and Oilfield Services segments is primarily comprised of compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies, and, in the case of product sales, purchased raw materials. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, management information system support, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

         Gross profits as a percentage of revenue for product sales within the Polymers Processing business generally are significantly lower than those generated by the Company's toll services due to the raw material component embedded in these product sales revenues. Performing distribution activities inherent in product sales allows the Company's processing operations to be scheduled more efficiently and enhances the Company's relationships with the end users of the processed material.

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

         The demand for the Company's Oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. Oil and gas prices fell sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first half of fiscal 2001 average oil and gas prices rose significantly compared to the same period in fiscal 2000. This trend resulted in a strong recovery in demand for oilfield services generally and those services provided by the Company during most of fiscal 2001. During the latter half of fiscal 2001 and into fiscal 2002 oil and gas prices have declined and, as a result, U.S. and Canadian rig counts have also declined. These factors have had an adverse effect on the revenues and profitability of the Company's Oilfield Service business during the first quarter of fiscal 2002. Should these trends continue, the Company would anticipate the demand for the Company's Oilfield products and services would continue to decline and as a result, the financial performance of the Oilfield Service business will also continue to decline.

RESULTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                        -------------------------------------
                                                    % OF                % OF
NET REVENUES                              2001      TOTAL      2000     TOTAL
                                        --------    -----    --------   -----
Product Sales                           $ 34,732       81    $ 39,000      79
Toll Services                              8,238       19      10,558      21
                                        --------    -----    --------   -----

Total Polymers Processing Revenues        42,970      100      49,558     100
                                        --------             --------

Exploration Sales and Services            10,016       33      10,835      35
Production Sales and Services              9,799       33       9,715      32
Corrosion Control Sales and Services       7,701       26       7,203      23
Other Sales and Services                   2,490        8       3,179      10
                                        --------    -----    --------   -----

Total Oilfield Services Revenues          30,006      100      30,932     100
                                        --------             --------

Total                                   $ 72,976             $ 80,490
                                        ========             ========

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                        -------------------------------------
                                                    % OF                % OF
                                          2001      TOTAL      2000     TOTAL
                                        --------    -----    --------   -----
EBITDA (LOSS) (1)

Polymers processing sales and services  $  2,168       34    $  3,348      35
Oilfield sales and services                4,149       66       6,277      65
                                        --------    -----    --------   -----
Total operations                           6,317      100       9,625     100
General corporate expenses                (1,555)              (1,847)
                                        --------             --------
     Total                              $  4,762             $  7,778
                                        ========             ========

    (1) "EBITDA" equals revenues less cost of sales and services less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                        -------------------------------------
                                                    % OF                % OF
OPERATING PROFIT (LOSS)                   2001      TOTAL      2000     TOTAL
                                        --------    -----    --------   -----
Polymers Processing                     $   (161)     (17)   $  1,057      18
Oilfield Services                          1,129      117       4,965      82
                                        --------    -----    --------   -----
Total Operations                             968      100       6,022     100
General Corporate Expenses                (1,758)              (2,078)
                                        --------             --------
Total                                   $   (790)            $  3,944
                                        ========             ========

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

REVENUES

         Consolidated revenues declined $7,514 or 9% during the three months ended December 31, 2001 compared to the same period of fiscal 2001. These changes were due to a decrease in both Polymers Processing and Oilfield Service revenues.

         Polymers Processing revenues declined $6,588 or 13% to $42,970 as both product sales and toll service revenues declined. Lower volumes contributed to lower the Polymers Processing revenues. The volume declines were primarily due to a reduction in customer demand, in part due to the weak global economy and the effect of an ineffective marketing strategy historically. During the past two quarters, management has focused attention on improving the Company's sales and marketing efforts. The benefits of these efforts should impact future Polymers Processing financial results. Polymers product sales revenues declined $4,268 (11%) to $34,732 due to a decline in sales volumes. Additionally, a change in the revenue mix of the Company's domestic concentration manufacturing operations contributed to the revenue decline. Polymers toll service revenues declined $2,320 or 22% to $8,238. The decline was caused by lower processing volumes in the United States and Europe resulting from reduced customer demand.

         Oilfield Services revenues declined $926 (3%) during the three months ended December 31, 2001 compared to the same periods of fiscal 2001. The following table summarizes important market measures which drive the Company's Oilfield Service business:

                                          DECEMBER 31,    DECEMBER 31,
AVERAGE DURING QUARTER ENDED:                 2001            2000            CHANGE
-----------------------------             ------------    ------------        ------
         U.S. Rig Count                          1,004           1,073        (69) or (6%)
         Canadian Rig Count                        278             375        (97) or (26%)
         U.S. Workover Rigs                      1,144           1,121            23 or 2%
         WTI Crude Oil                    $      20.51    $      32.01    $(11.50) or (36%)
         Natural Gas (Henry Hub)          $       2.86    $       6.74     $(3.88) or (58%)

         All of the activity metrics above have declined during the quarter and, with the exception of the U.S. workover rig count, have declined below first quarter fiscal 2001 levels. Compared to the fourth quarter of fiscal year 2001, revenues declined in the first quarter of fiscal year 2002 within all of the Company's Oilfield Service product lines. Compared to the first quarter of fiscal year 2001, revenues declined within the exploration product line, but increased within the production and corrosion control product lines. Exploration service revenues declined mostly due to low new oil country tubular goods production (i.e. lower new pipe inspection revenues) and lower Gulf of Mexico activity. Production service and corrosion control revenues improved year-over-year because the workover rig count, while falling, remains above first quarter fiscal year 2001 levels and the fact that coating demand only began to decline late in December 2001. If oil and gas production and exploration activity continues to soften, the Company's Oilfield Service revenue and in-turn operating profitability will also decline.

COST AND EXPENSES

         Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 21.3% during the three months ended December 31, 2001 compared to 22.6%, during the same quarter last year. The margin erosion occurred due to a decline in both the Oilfield Services and Polymers Processing businesses.

         Polymers Processing gross margins declined to 17.0% during the three months ended December 31, 2001 compared to 17.3% during the same period of fiscal 2001. The gross margin decline was the result of lower processing volumes in the Company's domestic and European markets and lower distribution sales volumes, partially offset by the effect of a more favorable product mix within the Company's domestic concentrate manufacturing business. Distribution gross margins declined in part due to falling polymer prices and competitive pressures, particularly in Europe.

         Following the change in the Company's management and in response to the continued deterioration of Polymer profitability margins, management is currently reviewing the critical issues and opportunities within the Polymers Processing business. Management's changes are focused on making improvements in the areas of total quality management, inventory management, working capital management in general, resin procurement, sales and marketing strategies and IT systems, among others.

         Oilfield Service gross margins declined to 27.4% during the three months ended December 31, 2001 compared to 31.0% during the same period of fiscal 2001. Gross margins declined due to the decline in revenues and a less favorable revenue mix. The decline in exploration service revenues had a particularly influential impact on the favorability of the revenue mix during the quarter. Additionally, as is typically the case, management's adjustments to the Oilfield Service business' cost structure, and in particular labor expenses, lagged the decline in demand for the Company's oilfield services.

         Depreciation and amortization expenses declined to $3,712 during the three months ended December 31, 2001 from $3,834 during the same period of fiscal 2001.

         Selling, general and administrative expenses increased to $10,768 during the three months ended December 31, 2001, compared to $10,384 during the same period of fiscal 2001, an increase of $384 (4%). Due to the decline in revenues, selling, general and administrative expenses increased to 14.8% of revenues during the quarter ended December 31, 2001 compared to 12.9% during the same quarter last year.

FISCAL 2002 CHARGES AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited ("OCTL") litigation. See "Note 8. Legal Proceedings". Also during the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due 2007 with a face value of $2,250 recognizing an extraordinary gain of $489 before income tax and $318 net of income tax.

OPERATING INCOME (LOSS)

         Operating income (loss) decreased from $3,944 for the three months ended December 31, 2000, to a loss of $(790) for the three months ended December 31, 2001. This decrease was due to the changes in revenues and costs and expenses discussed above.

INCOME TAXES

         The Company's effective income tax rates were 5% and 62% during the three months ended December 31, 2001 and December 31, 2000, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002, and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,623 in domestic net operating loss carry-forwards at December 31, 2001, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

NET INCOME (LOSS)

         For the three months ended December 31, 2001, the Company had a net loss of $(3,585) compared to net income of $339 for the same period in fiscal 2001, due to the factors described above.

FOREIGN CURRENCY TRANSLATION

         The fluctuations of the U.S. dollar against the Euro, Swedish krona, British pound, Canadian dollar, New Zealand dollar, and the Australian dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for these currencies for the three months ended December 31, 2001 compared to the exchange rates used to translate the three months ended December 31, 2001.

                                                                          THREE MONTHS ENDED
                                                                           DECEMBER 31, 2001
                                                                          ------------------
  Net revenues                                                                  $ (90)
  Earnings before interest, taxes, depreciation and amortization                  (33)
  Operating income                                                                (38)
  Pre-tax income                                                                  (38)
  Net income                                                                      (24)

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                  DECEMBER 31, 2001              SEPTEMBER 30, 2001
                                                  -----------------              ------------------
      Cash and cash equivalents                            $23,424                         $31,642
      Working capital                                       55,955                          64,802
      Current ratio                                            2.2                             2.1
      Debt-to-capitalization                              .66 to 1                        .65 to 1

         Cash and cash equivalents decreased $8,218 and net working capital declined $8,847 during the three months ended December 31, 2001 due to the factors described below. Net working capital, excluding cash, decreased $629 during the three months ended December 31, 2001.

         For the three months ended December 31, 2001, cash provided by operating activities was $549 compared to cash used for operating activities of $(5,111) for the three months ended December 31, 2000. This change occurred despite the lower net income due to the various changes in working capital accounts.

         Capital expenditures totaled $3,009 during the three months ended December 31, 2001, of which $1,590 related to the polymers processing business, $1,261 related to the oilfield services business and $158 related to corporate expenditures. These expenditures were made primarily to expand the Company's operating capacity. Also, during the first quarter of fiscal 2002, the Company paid $1,581 for an oilfield service business (see Note 9. "Acquisition" contained in Item 1. "Financial Statements"). The Company anticipates that available cash and existing or future credit facilities will be sufficient to fund remaining fiscal 2002 capital expenditure requirements.

         Cash used for financing activities was $4,437 during the three months ended December 31, 2001 compared to cash used of $886 during the three months ended December 31, 2000. The change was primarily the result of greater debt repayments, including early retirement of debt.

         As of December 31, 2001, the Company had approximately $10,200 of additional borrowing capacity available under various foreign credit arrangements. Currently, the Company does not have a domestic credit facility. The Company is currently negotiating a $25,000 domestic credit facility (as permitted under the indenture governing the 10 3/8% Senior Notes due 2007). It is expected that the credit facility will be put in place late in the Company's second fiscal quarter of fiscal 2002 or early in the third quarter. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the foreign credit facilities currently in place and the planned domestic facility will provide adequate liquidity for the remainder of fiscal 2002. However, there can be no assurance that the Company will be able to successfully obtain a new credit facility or that such sources of capital will be sufficient to support our capital requirements in the long-term.

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                  WEIGHTED AVERAGE
                                                               YEAR-END INTEREST RATE
                                           US$ EQUIVALENT      ----------------------
                                            DECEMBER 31,            DECEMBER 31,
                                          2001        2000      2001            2000
                                        --------    --------   ------          ------
CURRENCY DENOMINATION
Euro (1)                                $  3,598    $  3,810     6.11%           5.67%
British Pounds Sterling (1)                1,407       2,259     6.25%           7.25%
New Zealand Dollar (1)                     1,379         800     6.61%           7.76%
Australian Dollar (1)                         --          87       --            8.75%
Swedish Krona (1)                             --         214       --            4.95%

(1) Maturity dates are expected to be less than one year.

                                                          DECEMBER 31, 2001                     DECEMBER 31, 2000
                                                  -----------------------------------    -----------------------------
   RECEIVE US$/PAY NZ$:
   Contract Amount                                US$380                                 US$1,000
   Average Contractual Exchange Rate              (US$/NZ$) .4159                        (US$/NZ$) .4145
   Expected Maturity Dates                        January through February 2002          January through April 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                                US$1,075                               US$923
   Average Contractual Exchange Rate              (US$/A$) .5125                         (US$/A$) .5363
   Expected Maturity Dates                        January through March 2002             January through April 2001

   RECEIVE US$/PAY FRENCH FRANC                                                          US$150
   Contract Amount                                None                                   (US$/FRF) .1378
   Average Contractual Exchange Rate                                                     December 2001
   Expected Maturity Date


PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 8 to the Consolidated Financial Statements included in Part I,
Item 1, of this quarterly report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits - Reference is hereby made to the exhibit index which appears below.

The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


     EXHIBIT
     NUMBER                                DESCRIPTION
     -------                               -----------
       2.1   --   Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit
                  2.4 to Form 10-Q dated August 13, 1998)

       3.1   --   Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)

       3.2   --   Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated
                  March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

       3.3   --   Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings,
                  Inc. dated March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

       3.4   --   Amended and Restated By-Laws of the Company dated March 24, 2001 (filed as exhibit 3.4 to Form 10-Q dated May 15, 2001)

       4.1   --   Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated
                  June 17, 1997)

       4.2   --   First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State Street and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

     EXHIBIT
     NUMBER                                DESCRIPTION
     -------                               -----------
       4.3   --   Second Supplemental Indenture and Amendment dated April 1,
                  1998 between ICO P&O, Inc., a wholly owned subsidiary of the
                  Registrant, and State Street and Trust Company (formerly Fleet
                  National Bank), as trustee, relating to Senior Notes due 2007
                  (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

       4.4   --   Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National Bank (filed as
                  Exhibit 4 to the Registrant's Annual Report on Form 10-K for
                  1992)

       4.5   --   Shareholder Rights Agreement dated April 1, 1998 by and
                  between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the
                  quarter ended March 31, 1998)

      10.1   --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit
                  B to the Registrant's Definitive Proxy Statement dated April
                  27, 1987 for the Annual Meeting of Shareholders)

      10.2   --   Second Amended and Restated 1993 Stock Option Plan for
                  Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the
                  Registrant's Definitive Proxy Statement dated January 26, 1999 for the Annual Meeting of Shareholders)

      10.3   --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

      10.4   --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)

      10.5   --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)

      10.6   --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                  Registrant's Definitive Proxy Statement dated January 23, 1998 for the Annual Meeting of Shareholders)

      10.7   --   Employment Agreement dated June 21, 2001 by and between the
                  Registrant and Timothy Gollin (filed as exhibit 10.7 to form
                  10-Q dated August 14, 2001).

      10.8   --   Employment Agreement dated June 21, 2001 and between the
                  Registrant and Christopher N. O'Sullivan (filed as exhibit
                  10.8 to form 10-Q dated August 14, 2001).

      10.9   --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form
                  10-K dated December 23, 1998).

      10.10  --   Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to
                  Form 10-K dated December 23, 1998).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ICO, Inc.
                                      ---------
                                      (Registrant)





                                      /s/ Christopher N. O'Sullivan
                                      ------------------------------------------

February 6, 2001                      Christopher N. O'Sullivan
                                      Vice Chairman and Chief Financial Officer
                                      (Principal Financial Officer)





                                      /s/ Jon C. Biro
                                      ------------------------------------------
                                      Jon C. Biro
                                      Senior Vice President, Chief Accounting
                                      Officer and Treasurer
                                      (Principal Accounting Officer)