Form 10-Q
period 2002-03-31
ICO INC
filed 2002-05-13
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission File Number 0-10068

                                    ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                      76-0566682
------------------------                   ------------------------------------
(State of incorporation)                   (IRS Employer Identification Number)

5333 Westheimer, Suite 600, Houston, Texas                 77056
------------------------------------------              ----------
 (Address of principal executive offices)               (Zip Code)

                                 (713) 351-4100
                               ------------------
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                Common stock, without par value 24,221,952 shares
                         outstanding as of May 13, 2002

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                        PAGE
                                                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of March 31, 2002 and
                  September 30, 2001..................................................................................    3

                  Consolidated Statements of Operations for the Three and Six Months
                  Ended March 31, 2002 and 2001.......................................................................    4

                  Consolidated Statements of Comprehensive Loss for the
                  Three and Six Months Ended March 31, 2002 and 2001..................................................    5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended March 31, 2002 and 2001............................................................    6

                  Notes to Consolidated Financial Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................   12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................................   20

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................................   21

         Item 2.  Changes in Securities (no response required)........................................................   --

         Item 3.  Defaults upon Senior Securities (no response required)..............................................   --

         Item 4.  Submission of Matters to a Vote of Security Holders.................................................   21

         Item 5.  Other Information (no response required)............................................................   --

         Item 6.  Exhibits and Reports on Form 8-K....................................................................   22

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited and in thousands, except share data)

                                                                                                MARCH 31,         SEPTEMBER 30,
                                                                                                  2002                 2001
                                                                                               ----------         -------------
ASSETS
Current assets:
      Cash and cash equivalents                                                                $   17,779           $   31,642
      Trade accounts receivables (less allowance for doubtful
        accounts of $2,423 and $2,565, respectively)                                               52,544               57,943
      Inventories                                                                                  21,025               22,456
      Deferred tax asset                                                                            2,866                3,199
      Prepaid expenses and other                                                                    6,671                6,190
                                                                                               ----------           ----------
         Total current assets                                                                     100,885              121,430
                                                                                               ----------           ----------
Property, plant and equipment, net                                                                101,256              100,139
Goodwill                                                                                           44,761               44,689
Deferred tax asset                                                                                 11,314               10,457
Debt offering costs                                                                                 2,769                2,713
Other                                                                                               1,092                1,516
                                                                                               ----------           ----------
      Total assets                                                                             $  262,077           $  280,944
                                                                                               ==========           ==========


LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED
OTHER COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt                              $    8,053           $   11,067
      Accounts payable                                                                             17,490               22,653
      Accrued interest                                                                              4,042                4,107
      Accrued salaries and wages                                                                    1,818                2,462
      Income taxes payable                                                                          2,100                2,211
      Accrued Insurance                                                                             2,863                2,498
      Other accrued expenses                                                                       11,771               11,630
                                                                                               ----------           ----------
         Total current liabilities                                                                 48,137               56,628
                                                                                               ----------           ----------

Deferred income taxes                                                                               4,300                5,428
Long-term liabilities                                                                               1,439                1,396
Long-term debt, net of current portion                                                            133,521              137,713
                                                                                               ----------           ----------
      Total liabilities                                                                           187,397              201,165
                                                                                               ----------           ----------

Commitments and contingencies                                                                          --                   --
Stockholders'-equity:
      Preferred stock, without par value - 500,000 shares authorized;
        322,500 shares issued and outstanding with a liquidation
        preference of $32,250                                                                          13                   13
      Junior participating preferred stock, without par value -
         50,000 shares authorized; 0 shares issued and outstanding                                     --                   --
      Common stock, without par value - 50,000,000 shares authorized;
         24,216,944 and 22,956,987 shares issued and outstanding, respectively                     42,349               40,705
      Additional paid-in capital                                                                  103,157              103,157
      Accumulated other comprehensive loss                                                        (14,346)             (13,579)
      Accumulated deficit                                                                         (56,493)             (50,517)
                                                                                               ----------           ----------
      Total stockholders' equity                                                                   74,680               79,779
                                                                                               ----------           ----------
            Total liabilities and stockholders' equity                                         $  262,077           $  280,944
                                                                                               ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31,
                                                              ------------------------------      ------------------------------
                                                                  2002              2001              2002              2001
                                                              ------------      ------------      ------------      ------------
Revenues:
    Polymers processing sales and services                    $     42,289      $     52,913      $     85,259      $    102,471
    Oilfield sales and services                                     29,873            34,187            59,879            65,119
                                                              ------------      ------------      ------------      ------------

Total net revenues                                                  72,162            87,100           145,138           167,590
                                                              ------------      ------------      ------------      ------------
Cost and expenses:
    Cost of sales and services                                      54,803            67,440           112,249           129,768
    Selling, general and administrative                             11,991            12,047            22,759            22,431
    Depreciation                                                     3,192             3,368             6,325             6,586
    Amortization of intangibles                                        595               608             1,174             1,224
    Impairment of long-lived assets                                     --               650             1,840               650
    Severance expenses                                                  --               543                --               543
                                                              ------------      ------------      ------------      ------------
                                                                    70,581            84,656           144,347           161,202
                                                              ------------      ------------      ------------      ------------

Operating income                                                     1,581             2,444               791             6,388
                                                              ------------      ------------      ------------      ------------
Other income (expense):
    Interest income                                                    152               551               351             1,128
    Interest expense                                                (3,478)           (3,665)           (6,983)           (7,290)
                                                              ------------      ------------      ------------      ------------

Income (loss) before taxes                                          (1,745)             (670)           (5,841)              226
Provision (benefit) for income taxes                                  (442)              212              (635)              769
                                                              ------------      ------------      ------------      ------------

Loss before extraordinary item                                      (1,303)             (882)           (5,206)             (543)

Extraordinary gain, net of income taxes of $171                         --                --               318                --
                                                              ------------      ------------      ------------      ------------

Net loss                                                      $     (1,303)     $       (882)     $     (4,888)     $       (543)
                                                              ------------      ------------      ------------      ------------

Preferred dividends                                                    544               544             1,088             1,088
                                                              ------------      ------------      ------------      ------------

Net loss applicable to common stock                           $     (1,847)     $     (1,426)     $     (5,976)     $     (1,631)
                                                              ============      ============      ============      ============

Basic and diluted weighted average shares outstanding           23,711,614        22,686,987        23,585,663        22,686,987
                                                              ============      ============      ============      ============

Basic and diluted loss per share before extraordinary
item (see Note 3)                                             $       (.08)     $       (.06)     $       (.26)     $       (.07)

Extraordinary item                                                      --                --               .01                --
                                                              ------------      ------------      ------------      ------------

Basic and diluted loss per share                              $       (.08)     $       (.06)     $       (.25)     $       (.07)
                                                              ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                          (Unaudited and in thousands)

                                                                              THREE MONTHS                  SIX MONTHS
                                                                             ENDED MARCH 31               ENDED MARCH 31
                                                                        ------------------------      ------------------------
                                                                           2002           2001           2002           2001
                                                                        ---------      ---------      ---------      ---------
Net loss                                                                $  (1,303)     $    (882)     $  (4,888)     $    (543)

Other comprehensive loss
  Foreign currency translation adjustment                                      36         (3,511)          (740)        (1,456)
  Unrealized gain (loss) on foreign currency hedges                           (27)            (1)           (27)           105
                                                                        ---------      ---------      ---------      ---------

Comprehensive loss                                                      $  (1,294)     $  (4,394)     $  (5,655)     $  (1,894)
                                                                        =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                              -----------------------------
                                                                                                 2002                2001
                                                                                              ---------           ---------
Cash flows from operating activities:
     Net loss                                                                                 $  (4,888)          $    (543)

Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                                7,499               7,810
     Proxy contest expense                                                                          746                  --
     Extraordinary gain                                                                            (318)                 --
     Impairment of long-term assets                                                                  --                 650
     Matching contribution to employee savings plan                                                 605                 350
     Gain on sale of fixed assets                                                                  (586)                 --
     Changes in assets and liabilities, net of the effects of
        business acquisitions:                                                                    5,136              (6,169)
              Receivables                                                                         1,719               3,271
              Inventories                                                                          (177)                803
              Prepaid expenses and other assets                                                     (77)               (790)
              Income taxes payable                                                               (1,796)               (518)
              Deferred taxes                                                                     (4,746)               (385)
              Accounts payable                                                                      (65)                (15)
              Accrued interest                                                                     (273)             (2,099)
              Accrued expenses                                                                ---------           ---------
              Total adjustments                                                                   7,667               2,908
                                                                                              ---------           ---------
         Net cash provided by operating activities                                                2,779               2,365
                                                                                              ---------           ---------

Cash flows used for investing activities:
     Capital expenditures                                                                        (7,235)             (5,227)
     Acquisitions                                                                                (2,651)                 --
     Proceeds from dispositions of property, plant and equipment                                    530                 349
                                                                                              ---------           ---------
         Net cash used for investing activities                                                  (9,356)             (4,878)
                                                                                              ---------           ---------

Cash flows used for financing activities:
     Payment of dividend on preferred stock                                                      (1,088)             (1,088)
     Proceeds from debt                                                                              --               1,096
     Debt repayments                                                                             (6,048)             (2,526)
     Payment of credit facility costs                                                               (50)                 --
                                                                                              ---------           ---------
     Net cash used for financing activities                                                      (7,186)             (2,518)
                                                                                              ---------           ---------
Effect of exchange rates on cash                                                                   (100)                (59)
                                                                                              ---------           ---------
Net decrease in cash and equivalents                                                            (13,863)             (5,090)

Cash and equivalents at beginning of period                                                      31,642              38,955
                                                                                              ---------           ---------
Cash and equivalents at end of period                                                         $  17,779           $  33,865
                                                                                              =========           =========

Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                                                    $     353           $   1,240
         Interest paid                                                                           (6,844)             (7,292)
         Income taxes paid                                                                       (1,257)             (2,423)

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and in thousands, except share and per share data)

NOTE 1.  BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2001 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2002, the results of operations for the three and six months ended March 31, 2002 and 2001 and the changes in its cash position for the six months ended March 31, 2002 and 2001. Results of operations for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. Management is currently considering the impact of this statement on its financial statements. The Company has $44,761 of goodwill included in its balance sheet at March 31, 2002. Goodwill amortization for the three and six months ended March 31, 2002 was $350 and $700, respectively.

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

         In August 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS
121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company), and interim periods within those fiscal years.

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and six months ended March 31, 2002 and March 31, 2001, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total amount of anti-dilutive securities for both the three and six months ended March 31, 2002 was 5,902,300 compared to 5,618,100 for the three and six months ended March 31, 2001.

NOTE 4.  INVENTORIES

         Inventories consisted of the following:

                                              POLYMERS
                                        PROCESSING SERVICES               OILFIELD SERVICES                      TOTAL
                                    --------------------------       ---------------------------     ----------------------------
                                    MARCH 31,    SEPTEMBER 30,       MARCH 31,     SEPTEMBER 30,     MARCH 31,      SEPTEMBER 30,
                                      2002            2001              2002           2001            2002             2001
                                    --------     -------------       ---------     -------------     ---------      -------------
Finished goods                      $  6,160       $  7,951           $ 3,380          $ 2,715        $  9,540         $ 10,666
Raw materials                          7,449          7,646               187              178           7,636            7,824
Work in progress                         165            440               622              177             787              617
Supplies                                 769            890             2,293            2,459           3,062            3,349
                                    --------       --------           -------          -------        --------         --------
Total Inventory                     $ 14,543       $ 16,927           $ 6,482          $ 5,529        $ 21,025         $ 22,456
                                    ========       ========           =======          =======        ========         ========

NOTE 5.  INCOME TAXES

         The Company's effective income tax rates were a benefit of 25% and 11% during the three and six months ended March 31, 2002, respectively, compared to 32% (tax expense of $212 on a pre-tax loss of $670) and a provision of 340% for the three and six months ended March 31, 2001, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002 (see below), and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,623 in domestic net operating loss carry-forwards at March 31, 2002, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

NOTE 6.   SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Polymers Processing Services and Oilfield Services.

         The Polymers Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Polymers Processing segment include large producers of polymers and end users, such as rotational molders and polymer distributors.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services, and also sells equipment to customers. This segment's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three and six months ended March 31, 2002 and 2001 is shown in the following tables.

                                                                           POLYMERS                       OTHER
                                                                          PROCESSING       OILFIELD    RECONCILING
                                                                           SERVICES        SERVICES       ITEMS*          TOTAL
                                                                          ----------      ---------    -----------      ---------
THREE MONTHS ENDED
MARCH 31, 2002
Sales revenues                                                            $  33,013       $   5,689           --        $  38,702
Service revenues                                                              9,276          24,184           --           33,460
                                                                          ---------       ---------       ------        ---------
         Total                                                               42,289          29,873           --           72,162

Operating income (loss)                                                       1,595           2,942       (2,956)           1,581
Depreciation and amortization                                                 2,353           1,231          203            3,787
Capital expenditures**                                                        2,470           1,562          194            4,226

THREE MONTHS ENDED
MARCH 31, 2001
Sales revenues                                                            $  42,049       $   5,453           --        $  47,502
Service revenues                                                             10,864          28,734           --           39,598
                                                                          ---------       ---------       ------        ---------
         Total                                                               52,913          34,187           --           87,100

Operating income (loss)                                                         336           5,513       (3,405)           2,444
Depreciation and amortization                                                 2,441           1,302          233            3,976
Impairment of long-lived assets                                                 650              --           --              650
Severance expenses                                                              543              --           --              543
Capital expenditures**                                                        1,853           1,357           --            3,210

SIX MONTHS ENDED
MARCH 31, 2002
Sales revenues                                                            $  67,745       $  10,517           --        $  78,262
Service revenues                                                             17,514          49,362           --           66,876
                                                                          ---------       ---------       ------        ---------
         Total                                                               85,259          59,879           --          145,138

Operating income (loss)                                                       1,434           4,071       (4,714)             791
Depreciation and amortization                                                 4,682           2,411          406            7,499
Litigation reserve                                                               --           1,840           --            1,840
Capital expenditures**                                                        4,060           2,823          352            7,235

SIX MONTHS ENDED
MARCH 31, 2001
Sales revenues                                                            $  81,049       $  10,674           --        $  91,723
Service revenues                                                             21,422          54,445           --           75,867
                                                                          ---------       ---------       ------        ---------
         Total                                                              102,471          65,119           --          167,590

Operating income (loss)                                                       1,393          10,478       (5,483)           6,388
Depreciation and amortization                                                 4,732           2,614          464            7,810
Impairment of long-lived assets                                                 650              --           --              650
Severance expenses                                                              543              --           --              543
Capital expenditures**                                                        3,124           2,103           --            5,227


*        Consists primarily of corporate overhead expenses and capital expenditures.
**       Excludes business acquisitions

                          POLYMERS                                                 OTHER
                         PROCESSING                 OILFIELD                    RECONCILING
                          SERVICES                  SERVICES                      ITEMS **                         TOTAL
                  ----------------------    -----------------------       ------------------------       --------------------------
                  March 31,    September    March 31,  September 30,      March 31,   September 30,      March 31,    September 30,
                     2002       30, 2001       2002         2001             2002          2001             2002           2001
                  ---------    ---------    ---------  -------------      ---------   -------------      ---------    -------------
Total Assets      $ 145,410    $ 151,588     $ 76,305    $ 76,235          $ 40,362     $ 53,121         $ 262,077      $ 280,944


** Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate fixed assets.

         A reconciliation of total segment operating income to consolidated income (loss) before taxes is as follows:

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            MARCH 31,                         MARCH 31,
                                                                   --------------------------        --------------------------
                                                                      2002             2001             2002             2001
                                                                   ---------        ---------        ---------        ---------
Total operating loss for reportable segments                       $   1,581        $   2,444        $     791        $   6,388
Interest income                                                          152              551              351            1,128
Interest expense                                                      (3,478)          (3,665)          (6,983)          (7,290)
                                                                   ---------        ---------        ---------        ---------
Consolidated income (loss) before income taxes                     $  (1,745)       $    (670)       $  (5,841)       $     226
                                                                   =========        =========        =========        =========

NOTE 7.  FISCAL 2002 AND 2001 CHARGE AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited litigation. See "Note 8. Legal Proceedings". Also during the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $2,250, recognizing an extraordinary gain of $318 net of income tax.

         During the second quarter of fiscal 2001, the Company recognized a $650 charge for the difference between the book value of net assets and expected liquidation value of a non-core Polymers Processing operation.

         During the second quarter of fiscal 2001, the Company terminated certain Polymers Processing employees and recognized related severance expenses of $543.

NOTE 8.  LEGAL PROCEEDINGS

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving two former employees alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases were initiated on November 21, 1991 (by Roberto Bustillos, et al., in Texas State Court in Ector County) and on January 4, 2000 (by Pilar Olivas, et al., in Texas State Court in Harris County). Generally, the Company is protected under workers' compensation law from claims under these two suits, except to the extent a judgment might be awarded against the Company for an intentional tort. These two suits against the Company are pending as of March 31, 2002.

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

         Shareholder Litigation. On May 11, 2001, an individual shareholder filed a lawsuit in Texas State Court in Harris County against the Company, its directors, two of the Company's former officers/ directors and Travis Street Partners, L.L.C. ("TSP"), alleging breach of fiduciary duty in connection with TSP's offer to buy the Company, and alleging that certain severance payments made by the Company to two of the Company's former officers/directors constituted a misappropriation of assets. On October 23, 2001, the Court entered an order granting non-suit, dismissing the case without prejudice upon the Plaintiff's motion.

         The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 9.  ACQUISITIONS

         During March 2002, the Company acquired the operating assets of Analysis Petroleum Inspection Pte Ltd ("APII"), headquartered in Singapore, for $1,070 in cash (including transaction fees and expenses). APII has been in the business of providing non-destructive inspection services to Southeast Asian drilling and production companies in Singapore, Indonesia, Malaysia, Thailand and Vietnam since 1988.

         During December 2001, the Company acquired the operating assets of Rod Services of Canada, Ltd., with a facility in Red Deer, Alberta, Canada; and TRC Rod Services of the Rockies, Inc., with a facility in Casper, Wyoming (collectively referred to as "The Rod Companies") for $1,581 in cash (including transaction fees and expenses). The Rod Companies provide rod inspection and reclamation services in Western Canada and the Rocky Mountain region in the United States.

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION

         At March 31, 2002 and September 30, 2001, the Company accrued preferred dividends of $544 which were declared, but unpaid. During the second quarter of fiscal year 2002, the Company issued common stock with a value of $898 to employees in connection with the Company's domestic employee savings plan. The Company issued in the second quarter of fiscal 2002 common stock with a value of $746 to TSP in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors.

NOTE 11.  RELATED PARTY TRANSACTIONS

         The Company issued in the second quarter of fiscal 2002 common stock with a value of $746 to TSP in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE
         DATA)

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, demand for the Company's products and services, future growth plans, oil and gas company spending, completion, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the sate of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to the acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

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

         Demand for the Company's polymers processing products and services tend to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's Polymers Processing revenues tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on December 31. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

         The demand for the Company's Oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. Oil and gas prices fell sharply in the first half of fiscal 1999, with oil prices (as measured by the spot market price for West Texas Intermediate Crude) reaching a low of less than $11.00 per barrel and natural gas prices (as measured by the Henry Hub spot market price) reaching a low of $1.65 per mcf during the first quarter of fiscal 1999. This 25-year low, in real dollar terms, resulted in extremely depressed levels of oilfield exploration and production activity with the U.S. drilling rig count falling to an average of only 523 rigs during the third quarter of fiscal 1999. The Company's oilfield service revenues and income were adversely impacted by these factors. Over the course of fiscal 2000, oil and gas prices generally increased. During the first half of fiscal 2001 average oil and gas prices rose significantly compared to the same period in fiscal 2000. This trend resulted in a strong recovery in demand for oilfield services generally and those services provided by the Company during most of fiscal 2001. During the latter half of fiscal 2001 and the first quarter of fiscal 2002 oil and gas prices declined and, as a result, U.S. and Canadian rig counts also declined. These factors have had an adverse effect on the revenues and profitability of the Company's Oilfield Service business during fiscal 2002. In the second quarter of fiscal year 2002, oil and gas prices have generally increased. Should these trends continue, the Company would anticipate the demand for the Company's oilfield products and services will improve and as a result, the financial performance of the Oilfield Service business will also improve.

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
                                            -----------------------------------        -------------------------------------
                                                       % of                % of                    % of                 % of
NET REVENUES                                  2002    Total      2001     Total          2002     Total       2001     Total
------------                                -------   -----     -------   -----        --------   -----     --------   -----
Product Sales                               $33,013     78      $42,049     79         $ 67,745     79       $81,049     79
Toll Services                                 9,276     22       10,864     21           17,514     21        21,422     21
                                            -------    ---      -------    ---         --------    ---      --------    ---
Total Polymers Processing Revenues          $42,289    100      $52,913    100         $ 85,259    100      $102,471    100
                                            -------             -------                --------             --------

Exploration Sales and Services              $ 9,839     33      $11,646     34         $ 19,855     33      $ 22,481     35
Production Sales and Services                 9,773     33        9,998     29           19,572     33        19,713     30
Corrosion Control Sales and Services          7,143     24        8,181     24           14,844     25        15,384     24
Other Sales and Services                      3,118     10        4,362     13            5,608      9         7,541     11
                                            -------    ---      -------    ---         --------    ---      --------    ---

Total Oilfield Services Revenues            $29,873    100      $34,187    100          $59,879    100       $65,119    100
                                            -------             -------                --------             --------

Total                                       $72,162             $87,100                $145,138             $167,590
                                            =======             =======                ========             ========

                                                THREE MONTHS ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
                                            -----------------------------------        -------------------------------------
                                                       % of                % of                    % of                 % of
EBITDA (LOSS)(1)                              2002    Total      2001     Total          2002     Total       2001     Total
----------------                            -------   -----     -------   -----        --------   -----     --------   -----
Polymers processing sales and services      $ 3,948     49      $ 3,970     37          $ 6,116     42       $ 7,318     36
Oilfield sales and services                   4,173     51        6,815     63            8,322     58        13,092     64
                                            -------    ---      -------    ---          -------    ---       -------    ---

Total operations                              8,121    100       10,785    100           14,438    100        20,410    100
General corporate expenses                   (2,753)             (3,172)                 (4,308)              (5,019)
                                            -------             -------                 -------              -------

Total                                       $ 5,368             $ 7,613                 $10,130              $15,391
                                            =======             =======                 =======              =======

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

                                                THREE MONTHS ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
                                            -----------------------------------        -------------------------------------
                                                       % of                % of                    % of                 % of
OPERATING INCOME (LOSS)                       2002    Total      2001     Total          2002     Total       2001     Total
-----------------------                     -------   -----     -------   -----        --------   -----     --------   -----

Polymers Processing                         $ 1,595     35      $   336      6          $ 1,434     26       $ 1,393     12
Oilfield Services                             2,942     65        5,513     94            4,071     74        10,478     88
                                            -------    ---      -------    ---          -------    ---       -------    ---
                                                       100                 100                     100                  100
Total Operations                              4,537               5,849                   5,505               11,871
General Corporate Expenses                   (2,956)             (3,405)                 (4,714)              (5,483)
                                            -------             -------                 -------              -------

                                            $ 1,581             $ 2,444                 $   791              $ 6,388
                                            =======             =======                 =======              =======

Three and Six Months Ended March 31, 2002 Compared to the Three and Six Months Ended March 31, 2001

REVENUES

         Consolidated revenues declined $14,938 or 17% and $22,452 or 13% during the three and six months ended March 31, 2002, respectively, compared to the same periods of fiscal 2001. The decreases were due to declines of both Oilfield Service and Polymers Processing revenues.

         Polymers Processing revenues declined $10,624 or 20% and $17,212 or 17% during the three and six months ended March 31, 2002 compared to the same periods of fiscal 2001. Both product sales and toll service revenues declined. Polymers product sales revenues declined $9,036 or 21% and $13,304 or 16% for the three and six months ended March 31, 2002 compared to the same periods of fiscal 2001. The decline in product sales revenue was caused by lower average sales prices (caused in part by lower raw material prices) in Europe and a change in the revenue mix of the Company's domestic concentrate manufacturing operations. The product sales revenue decline for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was also due to a decline in volumes at the Company's domestic concentrate manufacturing facility. Polymers toll service revenues declined $1,588 or 15% and $3,908 or 18% for the three and six months ended March 31, 2002 compared to the same period in fiscal 2001, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand.

         Oilfield Service revenues declined $4,314 or 13% and $5,240 or 8% during the three and six months ended March 31, 2002 compared to the same periods of fiscal 2001. The following table summarizes important market measures which drive the Company's Oilfield Service business:

AVERAGE DURING QUARTER ENDED:                   MARCH 31, 2002            MARCH 31, 2001              CHANGE
-----------------------------                   --------------            --------------              ------
      U.S. Rig Count                                    818                    1,139                (321), (28%)
      Canadian Rig Count                                383                      515                (132), (26%)
      U.S. Workover Rigs                                991                    1,191                (200), (17%)
      WTI Crude Oil                                  $21.61                   $28.63              $(7.02), (25%)
      Natural Gas (Henry Hub)                        $ 2.56                   $ 5.50              $(2.94), (53%)

AVERAGE FOR SIX MONTHS ENDED:                   MARCH 31, 2002           MARCH 31, 2001               CHANGE
-----------------------------                   --------------           --------------               ------
      U.S. Rig Count                                    911                    1,106                (195), (18%)
      Canadian Rig Count                                331                      445                (114), (26%)
      U.S. Workover Rigs                               1068                    1,156                  (88), (8%)
      WTI Crude Oil                                  $20.96                   $30.29              $(9.33), (31%)
      Natural Gas (Henry Hub)                        $ 2.35                   $ 6.12              $(3.77), (62%)

         All major product lines within the Oilfield Service business experienced revenue declines during the quarter and fiscal year-to-date periods resulting from lower exploration and production activity. Exploration sales and service revenues declined mostly due to reduced new oil country tubular goods production and a decline in Gulf of Mexico activity which resulted in less new pipe inspection demand. Production service and corrosion control revenues declined relatively less compared to the decline in exploration sales and service. This trend was due to the fact that the workover rig count fell at a slower pace than other rig counts and coating demand only began to decline in late 2001.

COSTS AND EXPENSES

         Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) improved to 24.1% and 22.7% during the three and six months ended March 31, 2002, respectively, compared to 22.6% in both the three and six months ended March 31, 2001. These changes occurred due to a gross margin increase in the Polymers Processing business segment, partially offset by the decline in gross margins within the Oilfield Service business segment.

         Polymers processing gross margins increased to 21.9% and 19.5% during the three and six months ended March 31, 2002 compared to 18.1% and 17.7% during the same periods of fiscal 2001. The gross margin increase was the result of an improved revenue mix (from a gross margin perspective) of the Company's domestic concentrate manufacturing facility, enhanced operating efficiencies in the Company's domestic and certain European and Pacific operations and the sale of the color concentrates business in the UK. The gross margin improvement in fiscal 2002 was also due to the benefits of the consolidation of the Company's two Italian plants into one location completed during the second quarter of fiscal 2002 and improved inventory management in the Company's foreign locations.

         Oilfield Service gross margins declined to 27.1% and 27.2% during the three and six months ended March 31, 2002 compared to 29.5% and 30.2% during the same periods of fiscal 2001. These declines were due to the decline in service volumes, which resulted in the loss of operating leverage.

         Depreciation and amortization expenses decreased to $3,787 and $7,499 during the three and six months ended March 31, 2002 from $3,976 and $7,810 during the same periods of fiscal 2001 due primarily to reduced capital expenditures and acquisitions in fiscal years 2002, 2001 and 2000 compared to previous fiscal years.

         Selling, general and administrative expenses were $11,991 and $22,759 during the three and six months ended March 31, 2002, compared to $12,047 and $22,431 during the same periods of fiscal 2001. Proxy expenses reflected in selling, general and administrative expenses were $756 for both the three and six months ended March 31, 2002, compared to $995 and $1,115 for the three and six months ended March 31, 2001, respectively. The fiscal 2002 proxy expense primarily relates to the Company's payment to TSP of 528,834 shares of common stock valued at $746, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001 regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors. Due to the decline in revenues, selling, general and administrative expenses increased to 16.6% and 15.7% of revenues during the three and six months ended March 31, 2002 compared to 13.8% and 13.4% during the same periods of fiscal 2001.

FISCAL 2002 AND 2001 CHARGES AND EXTRAORDINARY ITEM

         During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited litigation. See "Note 8. Legal Proceedings". Also during the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $2,250, recognizing an extraordinary gain of $318 net of income tax.

         During the second quarter of fiscal 2001, the Company recognized a $650 charge for the difference between the book value of net assets and expected liquidation value of a non-core Polymers Processing operation.

         During the second quarter of fiscal 2001, the Company terminated certain Polymers Processing employees and recognized related severance expenses of $543.

OPERATING INCOME

         Operating income declined from $2,444 and $6,388 for the three and six months ended March 31, 2001, to $1,581 and $791 for the three and six months ended March 31, 2002. These declines were due to the changes in revenues and costs and expenses discussed above.

INCOME TAXES

         The Company's effective income tax rates were a benefit of 25% and 11% during the three and six months ended March 31, 2002, respectively, compared to 32% (tax expense of $212 on a pre-tax loss of $670) and a provision of 340% for the three and six months ended March 31, 2001, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002 (see below), and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,623 in domestic net operating loss carry-forwards at March 31, 2002, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

NET INCOME

         For the three and six months ended March 31, 2002, the Company had net losses of $1,303 and $5,206 compared to net loss of $882 and $543 for the same periods in fiscal 2001, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                          MARCH 31, 2002                SEPTEMBER 30, 2001
                                                          --------------                ------------------
         Cash and cash equivalents                          $  17,779                       $  31,642
         Working capital                                       52,748                          64,802
         Current ratio                                            2.1                             2.1
         Debt-to-capitalization                              .65 to 1                        .65 to 1

         Cash and cash equivalents declined $13,863 and net working capital declined $12,054 during the six months ended March 31, 2002 due to the factors described below.

         For the six months ended March 31, 2002, cash provided by operating activities increased to $2,779 from $2,365 for the six months ended March 31, 2001. The increase in cash provided by operating activities occurred despite lower net income due to the various changes in working capital accounts (mainly accounts receivable, accounts payable and inventory).

         Capital expenditures totaled $7,235 during the six months ended March 31, 2002, of which $4,060 related to the Polymers Processing business, and $2,823 related to the Oilfield Service business. The remaining $352 related to corporate expenditures. Fiscal 2002 capital expenditures were made primarily to expand the Company's operating capacity. Additionally, during fiscal 2002, the Company paid $2,651 for the acquisition of two Oilfield Service businesses (see
Note 9. "Acquisitions" contained in Item 1. "Financial Statements"). The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2002 capital expenditure requirements.

         Cash used for financing activities was $7,186 during the six months ended March 31, 2002 compared to cash used of $2,518 during the six months ended March 31, 2001. The change was primarily the result of increased debt repayments and the lack of borrowings in fiscal year 2002.

         As of March 31, 2002, the Company had approximately $11,201 of additional borrowing capacity available under various foreign credit arrangements. During April 2002, the Company established a three-year domestic credit facility with Congress Financial Corporation (Southwest), secured by domestic receivables, inventory and certain domestic property, plant and equipment with a maximum borrowing capacity of $25,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of April 30, 2002, the Company had approximately $20,500 of borrowing capacity under the domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the credit facilities will provide adequate liquidity for the remainder of fiscal 2002. However, there can be no assurance that such sources of capital will be sufficient to support the Company's capital requirements in the long-term.

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

         The Senior Notes indenture contains a number of covenants including: a limitation on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred; or if the indebtedness qualifies as "Permitted Indebtedness" the indenture; a limitation on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain limitations on creating liens on a Company's assets unless the Senior Notes are equally and ratably secured; limitations on transactions with affiliates; a limitation against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company; restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture,
(ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries,
(ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election); a limitation of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. The indenture also restricts certain mergers, consolidations or dispositions of all or substantially all of the Company's assets.

         The Company's foreign credit facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company's domestic credit facility is secured by domestic receivables, inventory and certain domestic property, plant and equipment and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (1/4%) percent per annum in excess of the prime rate or two and one-quarter (2 1/4%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company's leverage ratio, as defined, excess credit availability under the credit facility and the Company's financial results. The Company's domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's critical accounting policies pertaining to use of estimates, revenue and related cost recognition, impairment of long-lived assets, currency translation and liquidity.

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

         IMPAIRMENT OF LONG-LIVED ASSETS- Property and equipment and goodwill are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

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

         The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, Canadian Dollar, New Zealand Dollar, and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2002 and 2001.

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  MARCH 31,                         MARCH 31,
                                             -------------------               ----------------------
                                             2002           2001               2002              2001
                                             ----           ----               ----              ----
Net revenues                                $(592)        $(4,199)           $(1,127)         $(7,882)
EBITDA                                        (81)           (429)              (132)            (711)
Operating income                              (54)           (246)               (78)            (351)
Pre-tax income                                (51)           (165)               (67)            (210)
Net income                                    (34)           (101)               (42)            (143)

         LIQUIDITY- As of March 31, 2002, the Company had approximately $11,201 of additional borrowing capacity available under various foreign credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables, inventory and certain domestic property, plant and equipment with a maximum borrowing capacity of $25,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of April 30, 2002, the Company had approximately $20,500 of borrowing capacity under the domestic credit facility. The Company anticipates that existing cash balances and the additional borrowing capacity provided under the credit facilities will provide adequate liquidity for the remainder of fiscal 2002. However, there can be no assurance that such sources of capital will be sufficient to support our capital requirements in the long-term.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. Management is currently considering the impact of this statement on its financial statements. The Company has $44,761 of goodwill included in its balance sheet at March 31, 2002. Goodwill amortization for the three and six months ended March 31, 2002 was $350 and $700, respectively.

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

         In August 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS
121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This

Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company), and interim periods within those fiscal years.

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                                WEIGHTED
                                                 US$ EQUIVALENT           AVERAGE INTEREST RATE
                                              -------------------         ---------------------
                                                   MARCH 31,                    MARCH 31,
                                              -------------------         ---------------------
                                              2002           2001         2002             2001
                                              ----           ----         ----             ----
CURRENCY DENOMINATION
Euro (1)                                     $2,820         $3,086        6.05%            5.38%
British Pounds Sterling (1)                     546          1,551        5.75%            7.25%
New Zealand Dollar (1)                        1,252          1,044        6.61%            7.76%
Swedish Krona (1)                                --            473          --             5.00%


(1)      Maturity dates are expected to be less than one year.

                                                    MARCH 31, 2002                         MARCH 31, 2001
                                               -----------------------                ------------------------
RECEIVE US$/PAY NZ$:
Contract Amount                                US$433                                 US$540
Average Contractual Exchange Rate              (US$/NZ$) .4353                        (US$/NZ$) .4401
Expected Maturity Dates                        April through July 2002                April through June 2001

RECEIVE US$/PAY AUSTRALIAN $:
Contract Amount                                US$860                                 US$650
Average Contractual Exchange Rate              (US$/A$) .5180                         (US$/A$) .5342
Expected Maturity Dates                        April through July 2002                April through June 2001

RECEIVE US$/PAY FRENCH FRANC
Contract Amount                                None                                   US$150
Average Contractual Exchange Rate                                                     (US$/FRF) .1378
Expected Maturity Date                                                                December 2001

RECEIVE US$/PAY EUROS
Contract Amount                                US$280                                 None
Average Contractual Exchange Rate              (US$/Euro) .8833
Expected Maturity Date                         April 15, 2002

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 8 to the Consolidated Financial Statements included in Part I,
Item 1, of this quarterly report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on March 15, 2002 for the following purposes:

1. To elect four Class II Directors to serve until the 2005 Annual Meeting of Shareholders and until their respective successors are elected and qualified;

2. To approve the amendment to the ICO, Inc. Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors, increasing the number of shares of Common Stock available for issuance thereunder by an aggregate of 100,000 shares;

3. To approve the amendment to the ICO, Inc. 1998 Stock Option Plan increasing the number of shares of Common Stock available for issuance thereunder by an aggregate of 600,000 shares;

4. To ratify and approve the selection of PricewaterhouseCoopers LLP as ICO's independent accountants for 2002;

5. To issue to TSP up to 528,834 shares of Common Stock, representing reimbursement of expenses of up to $862,000 incurred in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board, divided by a per share price of $1.63 per share (150% of the closing price of the Common Stock on December 18, 2001); such expenses being subject to the review of the Company's independent accountants; and

6. To consider and act upon any matters incidental to the foregoing purposes and transact any other business that properly comes before the meeting or any adjournment or postponement thereof.

         At the Meeting, the vote on the election of Class II Directors was as follows:

                                                       IN FAVOR             WITHHELD
                                                      ----------            --------
David E.K. Frischkorn, Jr.                            20,461,759             451,814
Timothy J. Gollin                                     20,268,823             644,750
Christopher N. O'Sullivan                             20,266,439             647,134
William C. Willoughby                                 20,617,044             296,529

         At the Meeting, the vote on the proposal to approve the amendment to the ICO, Inc. Second Amended and Restated 1993 Stock Option Plan for Non-Employee Directors, increasing the number of shares of Common Stock available for issuance thereunder by an aggregate of 100,000 shares, was as follows:

             FOR                       AGAINST                   ABSTAIN
             ---                       -------                   -------
         19,172,870                   1,547,319                  193,384

         At the Meeting, the vote on the proposal to approve the amendment to the ICO, Inc. 1998 Stock Option Plan increasing the number of shares of Common Stock available for issuance thereunder by an aggregate of 600,000 shares was as follows:

             FOR                       AGAINST                   ABSTAIN
             ---                       -------                   -------
         17,569,120                  3,205,791                  138,661

         At the Meeting, the vote on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as ICO's auditor for fiscal 2002 was as follows:

             FOR                       AGAINST                   ABSTAIN
             ---                       -------                   -------
         20,525,437                    373,495                    14,640

         At the Meeting, the vote on the proposal to issue to TSP up to 528,834 shares of Common Stock, representing reimbursement of expenses of up to $862,000 incurred in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board, divided by a per share price of $1.63 per share (150% of the closing price of the Common Stock on December 18, 2001); such expenses being subject to the review of the Company's independent accountants, was as follows:

             FOR                       AGAINST                   ABSTAIN
             ---                       -------                   -------
         11,039,957                  3,259,177                   328,667

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Reference is hereby made to the exhibit index which appears below.

         The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.                                                     EXHIBIT
-----------                                                     -------
    2.1        --    Plan of Merger of ICO Merger Sub, Inc. with and into ICO, Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13, 1998)

    3.1        --    Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)

    3.2        --    Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998
                     (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

    3.3        --    Certificate of Designation of Junior Participating  Preferred Stock of ICO Holdings, Inc. dated
                     March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

    3.4        --    Amended and Restated By-Laws of the Company dated March 24, 2001 (filed as exhibit 3.4 to Form
                     10-Q dated May 15, 2001)

    4.1        --    Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and
                     Bayshore Industrial, Inc., as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco  Technology,
                     Inc., Wedco  Petrochemicals, Inc. and ICO Technology, Inc. as Guarantors, and ICO P&O, Inc., ICO
                     Global Services and Congress Financial Corporation  (Southwest) as Lender (filed as exhibit 10.1 to
                     Form 8-K dated April 10, 2002)

    4.2        --    Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

    4.3        --    First Supplemental Indenture and Amendment dated April 1,1998 between the Company, as issuer, and State
                     Street and Trust Company (formerly Fleet National Bank),as trustee, relating to Senior Notes due 2007
                     (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

    4.4        --    Second Supplemental  Indenture and Amendment dated April 1, 1998 between ICO P&O,  Inc., a wholly owned subsidiary of the  Registrant, and State Street and Trust Company (formerly Fleet National
                     Bank), as trustee, relating to Senior Notes due 2007
                     (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

EXHIBIT NO.                                                       EXHIBIT
-----------                                                       -------
    4.5        --    Warrant Agreement -- Series A, dated as of September 1, 1992, between the Registrant and Society National
                     Bank (filed as Exhibit 4 to the Registrant's Annual Report on Form 10-K for 1992).

    4.6        --    Shareholder Rights Agreement dated April 1, 1998 by and between the  Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended
                     March 31, 1998)

   10.1        --    ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                     Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

   10.2        --    Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the  Registrant's Definitive Proxy Statement dated February 1, 2002 for the Annual
                     Meeting of Shareholders)

   10.3        --    1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement
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

                                         ICO, Inc.
                                         (Registrant)


May 13, 2002                              /s/ Jon C. Biro
                                         --------------------------------------
                                         Jon C. Biro
                                         Chief Financial Officer and Treasurer

                                          /s/ Bradley T. Leuschner
                                         --------------------------------------
                                         Bradley T. Leuschner
                                         Chief Accounting Officer