Form 10-Q
period 2002-06-30
ICO INC
filed 2002-08-14
CIK 353567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-10068


                                    ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Texas                                   76-0566682
------------------------------------------  ------------------------------------
         (State of Incorporation)           (IRS Employer Identification Number)


5333 Westheimer, Suite 600, Houston, Texas                  77056
------------------------------------------  ------------------------------------
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

                                YES [X]  NO [ ]

                Common stock, without par value 24,450,345 shares
                        outstanding as of August 12, 2002

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART 1.  FINANCIAL INFORMATION                                                                                    PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001...........................3

                  Consolidated Statement of Operations for the Three and Nine Months
                  Ended June 30, 2002 and 2001.....................................................................4

                  Consolidated Statements of Comprehensive Income (Loss) for the Three
                  and Nine Months Ended June 30, 2002 and 2001.....................................................5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  June 30, 2002 and 2001...........................................................................6

                  Notes to Consolidated Financial Statements.......................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks......................................27

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................29

         Item 2.  Changes in Securities (no response required).....................................................--

         Item 3.  Defaults upon Senior Securities (no response required)...........................................--

         Item 4.  Submission of Matters to a Vote of Security Holders (no response required).......................--

         Item 5.  Other Information (no response required).........................................................--

         Item 6.  Exhibits and Reports on Form 8-K.................................................................29

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)

                                                                             JUNE 30,      SEPTEMBER 30,
                                                                               2002            2001
                                                                            ----------     -------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $    9,847      $   31,642
      Trade accounts receivables (less allowance for doubtful
         accounts of $1,448 and $1,383, respectively)                           40,297          35,175
      Inventories                                                               16,946          16,927
      Deferred tax asset                                                         2,238           1,508
      Prepaid expenses and other                                                 3,609           5,531
      Oilfield Services assets held for sale                                    79,054          78,092
                                                                            ----------      ----------
         Total current assets                                                  151,991         168,875
                                                                            ----------      ----------
Property, plant and equipment, net                                              63,911          61,979
Goodwill                                                                        37,100          36,355
Deferred tax asset                                                              12,640          10,274
Debt offering costs                                                              2,870           2,713
Other                                                                              529             748
                                                                            ----------      ----------
      Total assets                                                          $  269,041      $  280,944
                                                                            ==========      ==========
LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE LOSS
Current liabilities:
      Short-term borrowings and current portion of long-term debt
      Accounts payable                                                      $    5,482      $   10,481
      Accrued interest                                                          20,753          17,453
      Accrued salaries and wages                                                 1,018           4,107
      Income taxes payable                                                       1,309           1,328
      Accrued insurance                                                          2,062           1,719
      Other accrued expenses                                                     1,516           1,418
      Oilfield Services liabilities held for sale                               10,747           7,456
                                                                                16,032          17,840
                                                                            ----------      ----------
         Total current liabilities                                              58,919          61,802
                                                                            ----------      ----------
Deferred income taxes                                                            3,129           3,776
Long-term liabilities                                                            1,658           1,396
Long-term debt, net of current portion                                         129,823         134,191
                                                                            ----------      ----------
      Total liabilities                                                        193,529         201,165
                                                                            ----------      ----------
Commitments and contingencies                                                       --              --
Stockholders' equity:
      Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a
              liquidation preference of $32,250                                     13              13
      Undesignated preferred stock, without par value - 105,000 shares
              authorized; 0 shares issued and outstanding                           --              --
      Junior participating preferred stock, without par value -
              50,000 shares authorized; 0 shares issued and outstanding             --              --
      Common stock, without par value - 50,000,000 shares authorized;
              24,450,345 and 22,956,987 shares issued and outstanding,
              respectively                                                      42,674          40,705
      Additional paid-in capital                                               103,157         103,157
      Accumulated other comprehensive loss                                      (9,977)        (13,579)
      Accumulated deficit                                                      (60,355)        (50,517)
                                                                            ----------      ----------
      Total stockholders' equity                                                75,512          79,779
                                                                            ----------      ----------
      Total liabilities and stockholders' equity                            $  269,041      $  280,944
                                                                            ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                             ------------------------------      ------------------------------
                                                                 2002              2001              2002              2001
                                                             ------------      ------------      ------------      ------------
Revenues                                                     $     46,984      $     49,538      $    132,243      $    152,009
Cost and expenses:
     Cost of sales and services                                    37,137            41,770           105,818           126,078
     Selling, general and administrative                            7,266             8,286            21,968            24,089
     Depreciation                                                   1,937             2,074             5,994             6,173
     Amortization of intangibles                                      566               527             1,597             1,624
     Impairment, restructuring and other costs                      1,782             7,410             1,782             8,603
                                                             ------------      ------------      ------------      ------------
Operating loss                                                     (1,704)          (10,529)           (4,916)          (14,558)
Other income (expense):
     Foreign currency gain (loss)                                     552                --               477               (61)
     Interest income                                                   83               364               371             1,446
     Interest expense                                              (3,388)           (3,497)          (10,196)          (10,609)
                                                             ------------      ------------      ------------      ------------
Loss from continuing operations before taxes and
     extraordinary gain                                            (4,457)          (13,662)          (14,264)          (23,782)
Benefit for income taxes                                           (1,401)           (4,630)           (3,626)           (7,616)
                                                             ------------      ------------      ------------      ------------
Loss from continuing operations before extraordinary gain          (3,056)           (9,032)          (10,638)          (16,166)
Income (loss) from discontinued operations, net of
      provision (benefit) for income taxes of ($372),
      $1,640, $1,219 and $5,395, respectively                        (369)            2,828             2,007             9,419
                                                             ------------      ------------      ------------      ------------
Loss before extraordinary gain                                     (3,425)           (6,204)           (8,631)           (6,747)
Extraordinary gain, net of income taxes of $58 and
      $229, respectively                                              107                --               425                --
                                                             ------------      ------------      ------------      ------------
Net loss                                                     $     (3,318)     $     (6,204)     $     (8,206)     $     (6,747)
                                                             ------------      ------------      ------------      ------------
Preferred dividends                                                  (544)             (544)           (1,632)           (1,632)
                                                             ------------      ------------      ------------      ------------
Net loss applicable to common stock                          $     (3,862)     $     (6,748)     $     (9,838)     $     (8,379)
                                                             ============      ============      ============      ============
Basic and diluted income (loss) per share:
     Loss from continuing operations before
         extraordinary item                                  $       (.15)     $       (.42)     $       (.51)     $       (.78)
     Income (loss) from discontinued operations                      (.01)              .12               .08               .41
                                                             ------------      ------------      ------------      ------------
     Loss before extraordinary item                                  (.16)             (.30)             (.43)             (.37)
     Extraordinary item                                               .00               .00               .02               .00
                                                             ------------      ------------      ------------      ------------
     Basic and diluted net loss per common share             $       (.16)     $       (.30)     $       (.41)     $       (.37)
                                                             ============      ============      ============      ============
Basic and diluted weighted average shares outstanding          24,450,235        22,708,383        23,875,546        22,694,119
                                                             ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)


                                                                 THREE MONTHS               NINE MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                           ----------------------      ----------------------
                                                             2002          2001          2002          2001
                                                           --------      --------      --------      --------
Net loss                                                   $ (3,318)     $ (6,204)     $ (8,206)     $ (6,747)

Other comprehensive income (loss)
     Foreign currency translation adjustment                  4,392          (356)        3,652        (1,812)
     Unrealized gain (loss) on foreign currency hedges          (23)          (66)          (50)           39
                                                           --------      --------      --------      --------
Comprehensive income (loss)                                $  1,051      $ (6,626)     $ (4,604)     $ (8,520)
                                                           ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                         NINE MONTHS ENDED JUNE 30,
                                                                         --------------------------
                                                                             2002          2001
                                                                           --------      --------
      Cash flows from operating activities:
           Net loss                                                        $ (8,206)     $ (6,747)

      Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
           Depreciation and amortization                                     11,284        11,672
           Proxy contest expenses paid with common stock                        746            --
           Litigation reserve                                                 2,200            --
           Extraordinary gain                                                  (425)           --
           Impairment of long-lived assets                                    1,533           650
           Matching contribution to employee savings plan                       898           516
           (Gain) loss on disposition of fixed assets                          (682)          215
           Changes in assets and liabilities, net of the effects of
              business acquisitions:
                    Receivables                                                 853        (4,306)
                    Inventories                                                 296         4,198
                    Prepaid expenses and other assets                         2,391        (1,983)
                    Income taxes payable                                       (398)       (1,667)
                    Deferred taxes                                           (3,735)       (3,373)
                    Accounts payable                                            236         1,836
                    Accrued interest                                         (3,089)       (3,078)
                    Accrued expenses                                            163        (1,106)
                                                                           --------      --------
                    Total adjustments                                        12,271         3,574
                                                                           --------      --------
               Net cash provided by (used for) operating activities           4,065        (3,173)
                                                                           --------      --------
      Cash flows used for investing activities:
           Capital expenditures                                             (12,240)       (8,227)
           Acquisitions                                                      (2,651)           --
           Proceeds from dispositions of property, plant and equipment          699           788
                                                                           --------      --------
               Net cash used for investing activities                       (14,192)       (7,439)
                                                                           --------      --------
      Cash flows used for financing activities:
           Common stock transactions                                              4            37
           Payment of dividend on preferred stock                            (1,632)       (1,632)
           Proceeds from debt                                                    --         1,206
           Debt repayments                                                  (10,009)       (3,583)
           Payment of credit facility costs                                    (628)           --
                                                                           --------      --------
           Net cash used for financing activities                           (12,265)       (3,972)
                                                                           --------      --------
      Effect of exchange rates on cash                                          597           (87)
                                                                           --------      --------
      Net decrease in cash and equivalents                                  (21,795)      (14,671)
      Cash and equivalents at beginning of period                            31,642        38,955
                                                                           --------      --------
      Cash and equivalents at end of period                                $  9,847      $ 24,284
                                                                           ========      ========
      Supplemental disclosures of cash flow information: Cash received (paid)
           during the period for:
               Interest received                                           $    471      $  1,667
               Interest paid                                                (13,569)      (13,934)
               Income taxes paid                                             (1,762)       (3,209)


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and in thousands, except share and per share data)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2001 for ICO, Inc. (the "Company"). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2002, the results of operations for the three and nine months ended June 30, 2002 and 2001 and the changes in its cash position for the nine months ended June 30, 2002 and 2001. Results of operations for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. Management is currently evaluating the impact of this statement on its financial statements. The Company has $46,245 of goodwill included in its balance sheet at June 30, 2002 (of which $37,100 relates to continuing operations). Goodwill amortization for the three and nine months ended June 30, 2002 was $357 and $1,053, respectively, of which $291 and $860 related to continuing operations.

         In July 2001, the FASB issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations
(ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). Management is currently evaluating the impact of this Statement on its financial statements.

         In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15,

2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002. See "Note 12. Discontinued Operations."

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The Company has recorded extraordinary gains of $107 and $425 net of income taxes for the three and nine months ended June 30, 2002 related to the early extinguishment of debt. The Company also recorded an extraordinary gain of $399 net of income taxes in fiscal 1999 related to the early extinguishment of debt. Therefore, these transactions will not be considered extraordinary under APB No. 30 and will be classified as income from continuing operations upon adoption of SFAS 145 in fiscal 2003. This Statement is effective for fiscal years beginning after May 15, 2002 (October 1, 2002 for the Company).

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Previously issued financial statements shall not be restated upon adoption of SFAS 146. Management does not expect the adoption of SFAS 146 to have a material impact on its financial statements or results of operations.

NOTE 3. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and nine months ended June 30, 2002 and June 30, 2001, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for both the three and nine months ended June 30, 2002 was 5,804,741 compared to 5,537,000 for the three and nine months ended June 30, 2001.

NOTE 4. INVENTORIES

         Inventories consisted of the following:

                        JUNE 30, 2002   SEPTEMBER 30, 2001
                        -------------   ------------------
Finished goods           $    6,838        $    7,951
Raw materials                 8,928             7,646
Work in progress                291               440
Supplies                        889               890
                         ----------        ----------
Total Inventory          $   16,946        $   16,927
                         ==========        ==========

NOTE 5. INCOME TAXES

         The Company's effective income tax rates were a benefit of 31% and 25% during the three and nine months ended June 30, 2002, respectively, compared to a benefit of 34% and 32% for the three and nine months ended June 30, 2001, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002 (see below), and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,285 in domestic net operating loss carry-forwards at June 30, 2002, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

NOTE 6. SEGMENT AND FOREIGN OPERATIONS INFORMATION

         The Company's two reportable segments consist of the primary products and services provided by the Company to customers: Polymers Processing Services and Oilfield Services. As further discussed in "Note 12. Discontinued Operations", the Oilfield Services segment is being reported as discontinued operations as required by SFAS 144.

         The Polymers Processing segment provides size reduction, compounding, concentrates manufacturing, distribution and related services. The primary customers of the Polymers Processing segment include large producers of polymers and end users, such as rotational molders.

         The Oilfield Service business segment provides oilfield tubular and sucker rod inspection, reconditioning and coating services, and also sells equipment to customers. This segment's customers include leading integrated oil companies, large independent oil and gas exploration and production companies, drilling contractors, steel producers and processors and oilfield supply companies.

         There are no material inter-segment revenues included in the segment information disclosed below. The Company evaluates the performance of its segments based upon revenues and operating income. Summarized financial information of the Company's reportable segments for the three and nine months ended June 30, 2002 and 2001 is shown in the following tables.

                                   POLYMERS          OTHER          TOTAL
                                  PROCESSING      RECONCILING     CONTINUING     DISCONTINUED
                                   SERVICES         ITEMS*        OPERATIONS      OPERATIONS        TOTAL
                                  ----------      ----------      ----------     ------------     ----------
THREE MONTHS ENDED
JUNE 30, 2002
Sales revenues                    $   38,033              --      $   38,033      $    4,504      $   42,537
Service revenues                       8,951              --           8,951          24,122          33,073
                                  ----------      ----------      ----------      ----------      ----------
         Total                        46,984              --          46,984          28,626          75,610
Operating income (loss)                 (159)         (1,545)         (1,704)           (674)         (2,378)
Depreciation and amortization          2,256             247           2,503           1,283           3,786
Impairment, restructuring and
     other costs                       1,782              --           1,782           2,200           3,982
Capital expenditures                   3,288              82           3,370           1,635           5,005

THREE MONTHS ENDED
JUNE 30, 2001
Sales revenues                    $   40,145              --      $   40,145      $    4,822      $   44,967
Service revenues                       9,393              --           9,393          27,941          37,334
                                  ----------      ----------      ----------      ----------      ----------
         Total                        49,538              --          49,538          32,763          82,301
Operating income (loss)                  165         (10,694)        (10,529)          4,528          (6,001)
Depreciation and amortization          2,373             228           2,601           1,261           3,862
Impairment, restructuring and
     other costs                          10           7,400           7,410             500           7,910
Capital expenditures                   1,237              --           1,237           1,763           3,000

NINE MONTHS ENDED
JUNE 30, 2002
Sales revenues                    $  105,778              --      $  105,778      $   15,021      $  120,799
Service revenues                      26,465              --          26,465          73,484          99,949
                                  ----------      ----------      ----------      ----------      ----------
         Total                       132,243              --         132,243          88,505         220,748
Operating income (loss)                1,275          (6,191)         (4,916)          3,397          (1,519)
Depreciation and amortization          6,938             653           7,591           3,695          11,286
Impairment, restructuring and
     other costs                       1,782              --           1,782           4,040           5,822
Capital expenditures **                7,348             434           7,782           4,458          12,240

NINE MONTHS ENDED
JUNE 30, 2001
Sales revenues                    $  121,194              --      $  121,194      $   15,496      $  136,690
Service revenues                      30,815              --          30,815          82,386         113,201
                                  ----------      ----------      ----------      ----------      ----------
         Total                       152,009              --         152,009          97,882         249,891
Operating income (loss)                1,558         (16,116)        (14,558)         15,006             448
Depreciation and amortization          7,105             692           7,797           3,875          11,672
Impairment, restructuring and
     other costs                       1,203           7,400           8,603             500           9,103
Capital expenditures                   4,361              --           4,361           3,866           8,227

----------
* Consists primarily of corporate overhead expenses and capital expenditures. ** Excludes business acquisitions.

                                             OTHER                  TOTAL
             POLYMERS PROCESSING          RECONCILING             CONTINUING              DISCONTINUED
                   SERVICES                  ITEMS *              OPERATIONS               OPERATIONS                 TOTAL
            ---------------------     -------------------     --------------------     --------------------   --------------------
            June 30,     Sept 30,     June 30,   Sept 30,     June 30,    Sept 30,     June 30,    Sept 30,   June 30,    Sept 30,
              2002         2001         2002       2001        2002         2001         2002         2001     2002       2001
            --------     --------     --------   --------     --------    --------     --------    --------   --------    --------
  Total
  Assets    $159,272     $151,588      $30,715    $51,264     $189,987    $202,852      $79,054     $78,092   $269,041    $280,944
            ========     ========      =======    =======     ========    ========      =======     =======   ========    ========

----------
* Consists of unallocated corporate assets including: cash, deferred tax assets, unamortized bond offering expenses, and corporate fixed assets.

         A reconciliation of total segment operating loss from continuing operations to loss from continuing operations before taxes and extraordinary gain:

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                        ----------------------      ----------------------
                                                          2002          2001          2002          2001
                                                        --------      --------      --------      --------
   Total operating loss for continuing operations       $ (1,704)     $(10,529)     $ (4,916)     $(14,558)
   Foreign currency gain (loss)                              552            --           477           (61)
   Interest income                                            83           364           371         1,446
   Interest expense                                       (3,388)       (3,497)      (10,196)      (10,609)
                                                        --------      --------      --------      --------
   Loss from continuing operations before taxes and
        extraordinary gain                              $ (4,457)     $(13,662)     $(14,264)     $(23,782)
                                                        ========      ========      ========      ========

NOTE 7. IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                       ---------------------     ---------------------
                                                         2002         2001         2002         2001
                                                       --------     --------     --------     --------
   Severance                                           $    249     $  7,410     $    249     $  7,953
   Impairment of fixed assets                             1,533           --        1,533          650
                                                       --------     --------     --------     --------
   Total impairment, restructuring and other costs     $  1,782     $  7,410     $  1,782     $  8,603
                                                       ========     ========     ========     ========

         During the third quarter 2002, the Company recognized a charge of $1,533 related to the impairment of machinery and equipment of the Italian plant closed in fiscal year 2002. This facility was closed due to its redundancy with the Company's other nearby Italian facility performing similar services and in the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in this facility and determined that these assets had a limited use or were obsolete. During the third quarter 2002, the Company also recognized severance expenses of $249 related to the Polymers Processing business.

         During the third quarter of fiscal 2001, the Company recognized a $7,400 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco).

         During the second quarter of fiscal 2001, the Company recognized a charge of $650 related to the impairment of a non-core Polymers Processing operation.

         During the second quarter of fiscal 2001, the Company terminated certain Polymers Processing employees and recognized related severance expenses of $543.

NOTE 8. LEGAL PROCEEDINGS

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving two former employees alleging personal injury claims related to exposure to silica resulting in silicosis-related disease. These cases were initiated on January 4, 2000 (by Pilar Olivas, et al., in Texas State Court in Harris County), and on or about May 24, 2002 (by Richard Koskey, in Texas State Court in Jefferson County, Texas). Generally the Company is protected under workers' compensation law from claims in the Olivas litigation, except to the extent a judgment might be awarded against the Company for an intentional tort. The Company believes that the Olivas litigation will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company. The Koskey litigation involves negligence claims that, in theory, could circumvent the Company's immunity protections under the workers' compensation law, but the Company believes that this litigation will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company. The Koskey litigation names the Company and Baker Hughes, Inc. ("Baker Hughes"), among others, as defendants. Koskey's allegations are similar to the allegations made in the Roark and Petty litigation, described below, and Koskey's claims fall within the provisions of an agreement between the Company and Baker Hughes, described below, which limits the Company's obligations in the litigation. The Olivas and Koskey litigation are pending against the Company as of June 30, 2002.

         In fiscal 1994 and 1995, the Company received an instructed verdict (i.e. no liability was found at trial after the plaintiff's evidence was presented) in four cases involving four plaintiffs, also former employees, alleging intentional tort against the Company for silicosis-related disease. Between fiscal 1993 and fiscal 2001, the Company was non-suited or dismissed without liability in seventeen cases filed by former employees alleging intentional tort against the company for silicosis-related disease. On August 5, 2002, the Company was non-suited in the case filed by Roberto Bustillos in Texas State Court in Ector County, Texas. All of the cases referenced in this paragraph were filed by former employees of the Company's coating plant located in Odessa, Texas.

         The Company has settled six cases filed by the survivors of six former employees of the Company's coating plant located in Odessa, Texas, alleging wrongful death caused by silicosis-related disease. Five of these settlements occurred between fiscal 1993 and fiscal 1999. The sixth case (which was filed in 2000 by Delma Orozco, individually and as representative of the Estate of Lazaro Orozco, et al., in Texas State Court in Ector County), was settled in the fourth quarter of fiscal 2001. In fiscal 1993 the Company incurred a total charge of $605 in connection with settlement of two of the above-referenced wrongful death cases. The Company was fully insured for the settlement of the other four cases alleging wrongful death causes of action, including the Orozco case settled in fiscal 2001, and therefore did not incur any settlement costs in connection with those cases. At this time there are no suits pending against the Company alleging wrongful death caused by silicosis-related disease.

         On June 21, 2002, the Company entered into an agreement to settle any and all current and prospective claims, including future claims alleging wrongful death caused by silicosis-related disease, that have been or may be brought by, through, or under twenty-four former employees of the Company's Odessa, Texas coating plant who have been diagnosed with silicosis. The settlement was entered into subject to approval of the Company's Board of Directors (which approval has since been obtained), and approval of a court of competent jurisdiction. The total settlement amount payable to the twenty-four
(24) claimants is $2,650, of which $2,000 is to be paid by the Company, with the remaining $650 paid by two of the Company's insurers. The former employees whose claims, including future wrongful death claims, will be settled include most of the individuals whose intentional tort claims were non-suited or otherwise dismissed without liability between 1993 and 2002 (referenced above in the second paragraph of this Note 8).

         In December of 1996, the Company and Baker Hughes entered into an agreement to resolve a dispute concerning the assumption of certain liabilities in connection with the acquisition of Baker Hughes Tubular Services ("BHTS") in 1992. The agreement stipulates that with regard to future occupational health claims (which would include silicosis claims), the parties shall share costs equally, with the Company's obligations being limited to $500 for each claim and a maximum contingent liability of $5,000 ($4,250 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate, for all claims.

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

         Notwithstanding the sale of the Company's Oilfield Service business (see "Note 12. Discontinued Operations"), the purchaser will not assume any current or future liabilities related to silicosis or any other occupational health matters that arise out of or relate to events or occurrences happening prior to the consummation of the sale (including the pending claims discussed above) and the Company has agreed to indemnify the purchaser for any such costs.

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

         Oil Country Tubular Limited Arbitration. ICO Tubular Services, Inc., a now-defunct subsidiary of the Company, was named as a Respondent in an arbitration claim brought in the Court of Arbitration of the International Chamber of Commerce on August 7, 1998 (the "ICC Arbitration") by Oil Country Tubular Limited ("OCTL"), a company based in India. The claim arose out of a transaction between OCTL and BHTS whereby BHTS sold equipment and other assets from a plant in Canada to OCTL and entered into a separate Foreign Collaboration Agreement (FCA) to provide certain practical and technical assistance in setting up the plant and making it operational in India. The Company and OCTL entered into an agreement on January 30, 2002, providing for a cash payment to OCTL in full and final settlement of all issues related to the ICC Arbitration. The Company simultaneously entered into a settlement agreement with Baker Hughes and Varco, L.P., pursuant to which the Company, Baker Hughes and Varco, L.P. agreed to share the cost of the OCTL settlement, and released each other from any further liability regarding the matter. Pursuant to these agreements, the Company's share of the settlement with OCTL was $1,840. This amount was recorded as an expense in the first quarter of fiscal 2002 and was paid by the Company in the second quarter of fiscal 2002.

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

NOTE 9. ACQUISITIONS

         During fiscal year 2002, the Company made two acquisitions. Both of the acquired businesses are included in the Oilfield Services segment, which is classified as a discontinued operation (see "Note 12. Discontinued Operations").

         In March 2002, the Company acquired the operating assets of Analysis Petroleum Inspection Pte Ltd ("APII"), headquartered in Singapore, for $1,070 in cash (including transaction fees and expenses). APII has been in the business of providing non-destructive inspection services to Southeast Asian drilling and production companies in Singapore, Indonesia, Malaysia, Thailand and Vietnam since 1988.

         In December 2001, the Company acquired the operating assets of Rod Services of Canada, Ltd., with a facility in Red Deer, Alberta, Canada; and TRC Rod Services of the Rockies, Inc., with a facility in Casper, Wyoming (collectively referred to as "The Rod Companies") for $1,581 in cash (including transaction fees and expenses). The Rod Companies provide rod inspection and reclamation services in Western Canada and the Rocky Mountain region in the United States.

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

         At June 30, 2002 and September 30, 2001, the Company accrued preferred dividends of $544 which were declared, but unpaid. During the third quarter of fiscal year 2002, the Company issued common stock with a value of $321 to employees in connection with the Company's domestic employee savings plan. During the second quarter of fiscal year 2002, the Company issued common stock with a value of $898 to employees in connection with the Company's domestic employee savings plan. Following approval by the Company's shareholders, the Company issued in the second quarter of fiscal 2002 common stock with a value of $746 to TSP in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors.

NOTE 11. RELATED PARTY TRANSACTIONS

         In the second quarter of fiscal 2002, the Company issued common stock with a value of $746 to TSP in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors.

NOTE 12. DISCONTINUED OPERATIONS

            On July 2, 2002, the Company entered into a definitive agreement with Varco International, Inc. to sell substantially all of the Company's Oilfield Services business for approximately $136,700 in cash and assumed debt, plus the assumption of approximately $10,000 of trade payables and certain other accrued operating expenses, subject to a working capital adjustment comparing the working capital balances as of March 31, 2002 to the date the transaction is closed. The Company expects to record a gain on the sale of the Oilfield Services business. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the assets and liabilities held for sale are shown as two separate line items in the consolidated balance sheet.

         Summary operating results of the discontinued operations for the three and nine months ended June 30, 2002 and 2001 were as follows:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                            -----------------------       -----------------------
                                                              2002           2001           2002           2001
                                                            --------       --------       --------       --------
Revenues                                                    $ 28,626       $ 32,763       $ 88,505       $ 97,882
Cost and expenses:
     Cost of sales and services                               21,104         22,887         64,677         68,347
     Selling, general and administrative                       4,713          3,587         12,696         10,154
     Depreciation                                              1,216          1,198          3,502          3,685
     Amortization of intangibles                                  67             63            193            190
     Impairment, restructuring and other costs                 2,200            500          4,040            500
                                                            --------       --------       --------       --------
Operating income (loss) from discontinued operations            (674)         4,528          3,397         15,006
Other income (expense):
     Interest income                                              26             23             89             69
     Interest expense                                            (93)           (83)          (260)          (261)
                                                            --------       --------       --------       --------
Income (loss) before taxes from discontinued operations         (741)         4,468          3,226         14,814
Provision (benefit) for income taxes                            (372)         1,640          1,219          5,395
                                                            --------       --------       --------       --------
Income (loss) from discontinued operations                  $   (369)      $  2,828       $  2,007       $  9,419
                                                            ========       ========       ========       ========
     Gross margin                                               26.3%          30.1%          26.9%          30.2%

         During the third quarter of fiscal 2002, the Company recognized a charge of $2,200, net of a $650 insurance receivable, in connection with the settlement of certain silicosis-related claims (see "Note 8. Legal Proceedings"). During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited arbitration (see "Note 8. Legal Proceedings"). During the third quarter of fiscal 2001, the Company recognized a charge of $500 relating to litigation of one of the personal injury claims alleging exposure to silica, resulting in silicosis-related disease (see "Note 8. Legal Proceedings").

         Assets and liabilities of discontinued operations are as follows:

                                                            JUNE 30,   SEPTEMBER 30,
                                                              2002         2001
                                                            --------   -------------
ASSETS
Trade accounts receivables (less allowance for doubtful
  accounts of $1,034 and $1,182, respectively)              $ 19,746     $ 22,768
Inventories                                                    6,640        5,529
Deferred tax asset                                             1,491        1,874
Property, plant and equipment, net                            40,933       38,160
Goodwill                                                       9,145        8,334
Other                                                          1,099        1,427
                                                            --------     --------
      Total assets                                          $ 79,054     $ 78,092
                                                            ========     ========
LIABILITIES
Accounts payable                                            $  4,225     $  5,200
Accrued insurance                                              1,430        1,080
Debt                                                           4,119        4,108
Deferred tax liability                                         1,581        1,652
Other                                                          4,677        5,800
                                                            --------     --------
      Total liabilities                                     $ 16,032     $ 17,840
                                                            ========     ========

         Inventories consisted of the following:

                                   JUNE 30, 2002    SEPTEMBER 30, 2001
                                   -------------    ------------------
Finished goods                     $      3,554        $      2,715
Raw materials                                95                 178
Work in progress                            716                 177
Supplies                                  2,275               2,459
                                   ------------        ------------
Total Inventory                    $      6,640        $      5,529
                                   ============        ============

NOTE 13. EXTRAORDINARY GAIN

         During the third quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $1,175, recognizing an extraordinary gain of $107 net of income tax. During the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $2,250, recognizing an extraordinary gain of $318 net of income tax.

NOTE 14. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                 WEIGHTED
                                    US$ EQUIVALENT        AVERAGE INTEREST RATE
                                ---------------------     ----------------------
                                       JUNE 30,                  JUNE 30,
                                  2002         2001         2002          2001
                                --------     --------     --------      --------
CURRENCY DENOMINATION
Euro (1)                             789        3,576         5.72%         5.24%
British Pounds Sterling (1)        1,010        1,474         5.75%         6.75%
New Zealand Dollar (1)               871          625         6.61%         7.76%
Australian Dollar (1)                 --          122           --          8.75%

----------
(1) Maturity dates are expected to be less than one year.


                                                          JUNE 30, 2002                         JUNE 30, 2001
                                                  ----------------------------           ---------------------------

   RECEIVE US$/PAY NZ$:
   Contract Amount                                US$25                                  US$929
   Average Contractual Exchange Rate              (US$/NZ$)  .4568                       (US$/NZ$)    .4144
   Expected Maturity Dates                        July 2002                              July 2001 through Sept 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                                US$1,070                               US$ 1,038
   Average Contractual Exchange Rate              (US$/A$)   .5342                        (US$/A$)    .5184
   Expected Maturity Dates                        July 2002 through Sept 2002            July 2001 through Sept 2001

   RECEIVE US$/PAY FRENCH FRANC                                                          US$ 43
   Contract Amount                                None                                   (US$/FRF)    .1378
   Average Contractual Exchange Rate                                                     December 2001
   Expected Maturity Date

   RECEIVE US$/BRAZIL REAL
   Contract Amount                                US$78                                  None
   Average Contractual Exchange Rate              (US$/BRL)  .3966
   Expected Maturity Date                         August 2002 through Dec 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, marketing plans, the sale of the oilfield services business, demand for the Company's products and services, future growth plans, oil and gas company spending, completion, financial results, and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including effects of the Company's indebtedness, the state of the oil and gas industry, demand for the Company's products and services, oil and gas prices, the rig count, the effect of the business cycle and the level of business activity, the Company's proprietary technology, risks relating to the acquisitions, the Company's ability to integrate specialty chemical operations and to manage any growth, the risks of international operations and currency risks, operations risks and risks regarding regulation, as well as those described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

INTRODUCTION

         The Company historically had two operating segments: Polymers Processing and Oilfield Services. The Oilfield Services segment is now shown as discontinued operations as more fully discussed in "Note 12. Discontinued Operations." Polymers Processing revenues are derived from (1) product sales and
(2) toll services. Polymers Processing product sales entail the Company purchasing resin which is usually further processed within the Company's operating facilities. The further processing of the material may involve size reduction services and/or compounding services, which include the manufacture and sale of concentrates. After processing, the Company then sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material. Oilfield Service revenues include revenues derived from (1) exploration sales and services (new tubular goods inspection), (2) production sales and services (reclamation, reconditioning and inspection of used tubular goods and sucker rods), (3) corrosion control services (coating of tubular goods and sucker rods) and (4) other sales and services (transportation services and oilfield engine sales and services in Canada). Service revenues in both of the Company's business segments are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment to third parties.

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

         The demand for the Company's Oilfield products and services depends upon oil and natural gas prices and the level of oil and natural gas production and exploration activity. In addition to changes in commodity prices, exploration and production activities are affected by worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and the political stability of oil-producing countries. The oil and gas industry has been highly volatile over the past several years, due primarily to the volatility of oil and natural gas prices. The Company's oilfield revenues and profitability have likewise varied significantly year-to-year.

RESULTS OF OPERATIONS

         The following results of operations information consists of continuing operations. Continuing operations includes the Company's Polymers Processing business segment and Corporate administrative expenses. See "Note 12. Discontinued Operations" regarding the Oilfield Services business segment.

                             THREE MONTHS ENDED JUNE 30,                          NINE MONTHS ENDED JUNE 30,
                   -----------------------------------------------     -----------------------------------------------
                                 % of                      % of                      % of                      % of
                     2002        Total         2001        Total         2002        Total         2001        Total
                   --------     --------     --------     --------     --------     --------     --------     --------
NET REVENUES
Product Sales      $ 38,033           81     $ 40,145           81     $105,778           80     $121,194           80
Toll Services         8,951           19        9,393           19       26,465           20       30,815           20
                   --------     --------     --------     --------     --------     --------     --------     --------
Total Revenues     $ 46,984          100     $ 49,538          100     $132,243          100     $152,009          100
                   ========     ========     ========     ========     ========     ========     ========     ========

                                  THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                  ---------------------------      --------------------------
                                    2002               2001          2002              2001
                                  --------           --------      --------          --------
EBITDA (LOSS) (1)
Polymers processing sales and
    services                      $  3,879           $  2,548      $  9,995          $  9,866
General corporate expenses          (1,298)            (3,066)       (5,538)           (8,024)
                                  --------           --------      --------          --------
Total                             $  2,581           $   (518)     $  4,457          $  1,842
                                  ========           ========      ========          ========

----------
(1) "EBITDA" equals revenues less cost of sales and services, less selling, general and administrative expenses. EBITDA should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies. See reconciliation below.

                                                              RECONCILIATION OF EBITDA
                                                --------------------------------------------------
                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                ----------------------      ----------------------
                                                  2002          2001          2002          2001
                                                --------      --------      --------      --------
Operating loss                                  $ (1,704)     $(10,529)     $ (4,916)     $(14,558)
Impairment, restructuring and other charges        1,782         7,410         1,782         8,603
Amortization of intangibles                          566           527         1,597         1,624
Depreciation                                       1,937         2,074         5,994         6,173
                                                --------      --------      --------      --------
EBITDA (loss)                                   $  2,581      $   (518)     $  4,457      $  1,842
                                                ========      ========      ========      ========

                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                      JUNE 30,                     JUNE 30,
                               ----------------------      ----------------------
                                 2002          2001          2002          2001
                               --------      --------      --------      --------
OPERATING INCOME (LOSS)
Polymers Processing            $   (159)     $    165      $  1,275      $  1,558
General corporate expenses       (1,545)      (10,694)       (6,191)      (16,116)
                               --------      --------      --------      --------
Total                          $ (1,704)     $(10,529)     $ (4,916)     $(14,558)
                               ========      ========      ========      ========

Three and Nine Months Ended June 30, 2002 Compared to the Three and Nine Months Ended June 30, 2001

REVENUES

         Revenues declined from $49,538 to $46,984 and from $152,009 to $132,243 during the three and nine months ended June 30, 2002, respectively, compared to the same periods of fiscal 2001. Both product sales and toll service revenues declined. Product sales revenues declined from $40,145 to $38,033 and from $121,194 to $105,778 for the three and nine months ended June 30, 2002 compared to the same periods of fiscal 2001. The decline in product sales revenue was caused by lower average sales prices (caused in part by lower resin prices) in Europe and a change in the revenue mix of the Company's domestic concentrate manufacturing operation, partially offset by an increase in polymers sales volumes. Toll service revenues declined from $9,393 to $8,951 and from $30,815 to $26,465 for the three and nine months ended June 30, 2002 compared to the same period in fiscal 2001, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand.

COSTS AND EXPENSES

         Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) improved to 21.0% and 20.0% during the three and nine months ended June 30, 2002, respectively, compared to 15.7% and 17.1% in both the three and nine months ended June 30, 2001, respectively.

         The gross margin increase was the result of an improved revenue mix (from a gross margin perspective) generated by the Company's domestic concentrate manufacturing operation, a loss on disposition of fixed assets included in the fiscal 2001 periods, an increase in volumes within the Company's South East Asian operations and an improvement in European gross margins. The European gross margin improvement was due in part to the benefits of consolidating the Company's two Italian plants into one location, improved inventory management and the sale of the Company's color concentrates business in the UK.

         Depreciation and amortization expenses decreased to $2,503 and $7,591 during the three and nine months ended June 30, 2002 from $2,601 and $7,797 during the same periods of fiscal 2001 due primarily to the closure or sale of facilities in Europe and the United States.

         Selling, general and administrative expenses were $7,266 and $21,968 during the three and nine months ended June 30, 2002, compared to $8,286 and $24,089 during the same periods of fiscal 2001. Proxy expenses reflected in selling, general and administrative expenses were $0 and $756 for both the three and nine months ended June 30, 2002, compared to $546 and $1,660 for the three and nine months ended June 30, 2001, respectively. The fiscal 2002 proxy expense relates to the Company's issuance to TSP of 528,834 shares of common stock, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001. Selling, general and administrative expenses as a percentage of revenue were 15.5% and 16.6% of revenues during the three and nine months ended June 30, 2002, respectively, compared to 16.7% and 15.8% during the same periods of fiscal 2001.

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                       ---------------------     ---------------------
                                                         2002         2001         2002         2001
                                                       --------     --------     --------     --------
   Severance                                           $    249     $  7,410     $    249     $  7,953
   Impairment of fixed assets                             1,533           --        1,533          650
                                                       --------     --------     --------     --------
   Total impairment, restructuring and other costs     $  1,782     $  7,410     $  1,782     $  8,603
                                                       ========     ========     ========     ========

         During the third quarter 2002, the Company recognized a charge of $1,533 related to the impairment of machinery and equipment of the Italian plant closed in fiscal year 2002. This facility was closed due to its redundancy with the Company's other nearby Italian facility performing similar services and in the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in this facility and determined that these assets had a limited use or were obsolete. During the third quarter 2002, the Company also recognized severance expenses of $249 related to the Polymers Processing business.

         During the third quarter of fiscal 2001, the Company recognized a $7,400 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco).

         During the second quarter of fiscal 2001, the Company recognized a charge of $650 related to the impairment of a non-core Polymers Processing operation.

         During the second quarter of fiscal 2001, the Company terminated certain Polymers Processing employees and recognized related severance expenses of $543.

OTHER INCOME (EXPENSE)

         Other income (expense) for the three months ended June 30, 2002 was $(2,753) compared to $(3,133) for the same period in 2001. This decline in expense was due to an unrealized foreign currency gain of $552, offset by a net interest expense increase of $172 or 5% caused by a reduction in interest income due to lower domestic interest rates and lower cash balances. For the nine months ended June 30, 2002, other income (expense) was $(9,348) compared to $(9,224) for the nine months ended June 30, 2001. The increase in expense was caused by lower interest income of $1,075 or 74% caused by lower domestic interest rates and lower cash balances. The lower interest income was offset by a reduction in interest expense of $413 or 4% and an unrealized foreign currency gain of $477 in the nine months ended June 30, 2002 compared to an unrealized foreign currency loss of $61 in the nine months ended June 30, 2001.

INCOME TAXES

         The Company's effective income tax rates were a benefit of 31% and 25% during the three and nine months ended June 30, 2002, respectively, compared to a benefit of 34% and 32% for the three and nine months ended June 30, 2001, respectively. The tax rate changes were due to the recognition, during the first quarter of fiscal 2002, of a valuation allowance of $754 against the benefit of U.S. net operating losses expiring during fiscal 2002 (see below), and a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         The Company increased the valuation allowance by $754 during the first quarter of fiscal 2002 against the benefit of the net operating losses expiring in 2002. The Company has, for tax purposes, $28,285 in domestic net operating loss carry-forwards at June 30, 2002, which expire between 2019 and 2021. This excludes net operating loss carry-forwards in the amount of $4,465, expected to expire unused.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         On July 2, 2002, the Company entered into a definitive agreement with Varco International, Inc. to sell substantially all of the Company's Oilfield Services business for approximately $136,700 in cash and assumed debt, plus the assumption of approximately $10,000 of trade payables and certain other accrued operating expenses, subject to a working capital adjustment comparing the working capital balances as of March 31, 2002 to the date the transaction is closed. The Company expects to record a gain on the sale of the Oilfield Services business. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the assets and liabilities held for sale are shown as two separate line items in the consolidated balance sheet.

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                 ----------------------     ---------------------
                                                   2002          2001         2002         2001
                                                 --------      --------     --------     --------
   Revenues                                      $ 28,626      $ 32,763     $ 88,505     $ 97,882
   EBITDA(1)                                        2,809         6,289       11,132       19,381
   Impairment, restructuring and other costs        2,200           500        4,040          500
   Operating income (loss)                       $   (674)     $  4,528     $  3,397     $ 15,006

----------
   (1) "EBITDA" equals revenues less cost of sales and services less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity.

                                           THREE MONTHS ENDED JUNE 30,                       NINE MONTHS ENDED JUNE 30,
                                 -----------------------------------------------  -----------------------------------------------
                                               % of                      % of                   % of                      % of
                                   2002        Total         2001        Total      2002        Total         2001        Total
                                 --------     --------     --------     --------  --------     --------     --------     --------
NET REVENUES
Exploration Sales and Services   $  9,978           35     $ 11,476           35  $ 29,833           34     $ 33,957           35
Production Sales and Services      10,047           35       10,641           32    29,619           33       30,354           31
Corrosion Control Sales and
   Services                         7,174           25        7,820           24    22,018           25       23,204           24
Other Sales and Services            1,427            5        2,826            9     7,035            8       10,367           10
                                 --------     --------     --------     --------  --------     --------     --------     --------
Total Oilfield Services Revenues $ 28,626          100     $ 32,763          100  $ 88,505          100     $ 97,882          100
                                 ========     ========     ========     ========  ========     ========     ========     ========

         Oilfield Service revenues declined $4,137 or 13% and $9,377 or 10% during the three and nine months ended June 30, 2002 compared to the same periods of fiscal 2001. The following table summarizes important market measures which drive the Company's Oilfield Service business:

                                                   JUNE 30, 2002            JUNE 30, 2001               CHANGE
                                                   -------------            -------------          ---------------
AVERAGE DURING QUARTER ENDED:
         U.S. Rig Count                                    806                    1,237              (431) or (35%)
         Canadian Rig Count                                147                      252              (105) or (42%)
         U.S. Workover Rigs                                994                    1,227              (233) or (19%)
         WTI Crude Oil                                  $26.27                   $27.97            ($1.70) or (6%)
         Natural Gas (Henry Hub)                         $3.37                    $3.81            ($0.44) or (12%)

                                                   JUNE 30, 2002            JUNE 30, 2001               CHANGE
                                                   -------------            -------------          ---------------
AVERAGE FOR NINE MONTHS ENDED:
         U.S. Rig Count                                    876                    1,150              (274) or (24%)
         Canadian Rig Count                                269                      381              (112) or (29%)
         U.S. Workover Rigs                              1,043                    1,180              (137) or (12%)
         WTI Crude Oil                                  $22.73                   $29.51            ($6.78) or (23%)
         Natural Gas (Henry Hub)                         $2.69                    $5.34            ($2.65) or (50%)

         All major product lines within the Oilfield Service business experienced revenue declines during the quarter and fiscal year-to-date periods resulting from lower exploration and production activity. Exploration sales and service revenues declined mostly due to reduced new oil country tubular goods production and a decline in Gulf of Mexico activity which resulted in a decline in new pipe inspection demand. Production service and corrosion control revenues declined relatively less compared to the decline in exploration sales and services. This trend was due to the fact that the workover rig count fell at a slower pace than other rig counts and coating demand only began to decline in late 2001.

         Oilfield Service gross margins declined to 26.3% and 26.9% during the three and nine months ended June 30, 2002 compared to 30.1% and 30.2% during the same periods of fiscal 2001. These declines were due to the decline in service volumes, which resulted in the loss of operating leverage.

         Oilfield Service depreciation and amortization expense declined to $1,283 and $3,695 during the three and nine months ended June 30, 2002 compared to $1,261 and $3,875 for the three and nine months ended June 30, 2001.

         Oilfield Services sales, general and administration increased to $4,713 and $12,696 during the three and nine months ended June 30, 2002 compared to $3,587 and $10,154 for the three and nine months ended June 30, 2001. These increases are primarily due to the decentralization of certain administrative functions previously provided by the Company's Corporate office, an increase in compensation expense relating to the Company's Canadian operations and $280 of expenses included in the fiscal 2002 periods relating to the Oilfield Service sale transaction.

         During the third quarter of fiscal 2002, the Company recognized a charge of $2,200 in connection with the settlement of certain silicosis-related claims (see "Note 8. Legal Proceedings"). During the first quarter of fiscal 2002, the Company recognized a charge of $1,840 in connection with the settlement of the Oil Country Tubular Limited litigation (see "Note 8. Legal Proceedings").

         Income (loss) from discontinued operations, net of income taxes, decreased to $(369) and $2,007 during the three and nine months ended June 30, 2002 compared to $2,828 and $9,419 during the three and nine months ended June 30, 2002 due to the factors discussed above.

EXTRAORDINARY GAIN

         During the third quarter of fiscal 2002, the Company repurchased
10 3/8% Senior Notes due in 2007 with a face value of $1,175, recognizing an extraordinary gain of $107 net of income tax.

         Also during the first quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $2,250, recognizing an extraordinary gain of $318 net of income tax.

NET LOSS

         For the three and nine months ended June 30, 2002, the Company had net losses of $3,318 and $8,206 compared to net losses of $6,204 and $6,747 for the comparable periods in fiscal 2001, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                    JUNE 30, 2002              SEPTEMBER 30, 2001
                                                    -------------              ------------------
     Cash and cash equivalents                            $ 9,847                        $ 31,642
     Working capital                                       93,072                         107,073
     Current ratio                                            2.6                             2.7
     Debt-to-capitalization                              .64 to 1                        .64 to 1

         Cash and cash equivalents declined $21,795 and net working capital decreased $14,001 during the nine months ended June 30, 2002 due to the factors described below.

         For the nine months ended June 30, 2002, cash provided by operating activities increased to $4,065 from cash used of $3,173 for the nine months ended June 30, 2001. The increase in cash provided by operating activities occurred due to the various changes in working capital accounts (primarily accounts receivable, prepaid expenses and other assets, accounts payable and inventory). The nine months ended June 30, 2002 includes the receipt of $3,100 of cash previously held in escrow and recorded in other assets related to the termination of certain former executives of the Company.

         Capital expenditures totaled $12,240 during the nine months ended June 30, 2002, of which $7,348 related to the Polymers Processing business, and $4,458 related to the Oilfield Service business. The remaining $434 related to corporate expenditures. Fiscal 2002 capital expenditures were made primarily to expand the Company's operating capacity. Additionally, during fiscal 2002, the Company paid $2,651 for the acquisition of two Oilfield Service businesses (see Note 9. "Acquisitions" contained in Item 1. "Financial Statements"). The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2002 capital expenditure requirements.

         Cash used for financing activities was $12,265 during the nine months ended June 30, 2002 compared to cash used of $3,972 during the nine months ended June 30, 2001. The change was primarily the result of increased debt repayments.

         As of June 30, 2002, the Company had approximately $33,900 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables, inventory and certain domestic property, plant and equipment with a maximum borrowing capacity of $25,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of July 31, 2002, the Company had approximately $24,000 of borrowing capacity under the domestic credit facility.

         On July 2, 2002, the Company entered into a definitive agreement with Varco International, Inc. to sell substantially all of the Company's oilfield services business for approximately $136,700 in cash and assumed debt, plus the assumption of approximately $10,000 of trade payables and certain other accrued operating expenses, subject to a working capital adjustment comparing the working capital balances as of March 31, 2002 to the date the transaction is closed. Prior to the consummation of this sale, the Company will be required to amend its domestic credit facility, which amendment is expected to materially reduce the Company's available borrowing capacity thereunder in connection with the reduction in size of the Company's asset base. The Company intends to use the cash proceeds of this transaction to either (i) invest in assets related to the Company's business or (ii) repay debt.

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

         The Senior Notes indenture contains a number of covenants including: a limitation on the incurrence of indebtedness and the issuance of stock that is redeemable or is convertible or exchangeable for debt, provided that the Company may incur additional indebtedness if the consolidated interest coverage ratio, as defined in the indenture, will be at least 2.0 to 1.0 after such indebtedness is incurred, or if the indebtedness qualifies as "Permitted Indebtedness" as defined in the indenture; a limitation on certain restricted payments, including, among others, the payment of any dividends, the purchase or redemption of any capital stock or the early retirement of any debt subordinate to the Senior Notes, subject to certain exceptions; certain limitations on creating liens on the Company's assets unless the Senior Notes are equally and ratably secured; limitations on transactions with affiliates; a limitation against restrictions on the ability of the Company's subsidiaries to pay dividends or make certain distributions, payments or advances to the Company; restrictions on the sale of assets of the Company unless (i) the Company receives the fair market value of such properties or assets, determined pursuant to the indenture, (ii) the Company receives 75% of the purchase price for such assets in cash or cash equivalents and (iii) the proceeds of such sale are applied pursuant to the indenture; a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control; a limitation of certain sale/leaseback transactions; and restrictions on guarantees of certain indebtedness by the Company's restricted subsidiaries. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation. Under the asset sale provisions of the Senior Notes indenture, if the sale of the Company's oilfield service business does not constitute the sale of all or substantially all of the Company's assets, the Company will be required to offer to repurchase Senior Notes at par within one year of the consummation of the transaction to the extent of any cash proceeds that have not be previously used to either (i) invest in the assets or properties used in the business of the Company or (ii) repay indebtedness under the domestic or foreign credit facilities or other senior indebtedness of the Company.

         The Company's foreign credit facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company's domestic credit facility is secured by domestic receivables, inventory and certain domestic property, plant and equipment and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter ( 1/4%) percent per annum in excess of the prime rate or two and one-quarter (2 1/4%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company's leverage ratio, as defined, excess credit availability under the credit facility and the Company's financial results. The Company's domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

         The Company anticipates that existing cash balances, together with the borrowing capacity it anticipates will be available under its amended credit facility will provide adequate liquidity for the remainder of fiscal 2002. However, there can be no assurance the Company will be successful in renegotiating its credit facility or that such sources of capital will be sufficient to support the Company's capital requirements in the long-term.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. The following is a discussion of the Company's critical accounting policies pertaining to use of estimates, revenue and related cost recognition, impairment of long-lived assets and currency translation.

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

         The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2002 and 2001.

                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                 JUNE 30,                        JUNE 30,
                        --------------------------      -------------------------
                           2002            2001            2002           2001
                        ----------      ----------      ----------     ----------
   Net revenues         $      179      $   (3,336)     $      467     $   (9,877)
   EBITDA (1)                   26            (203)             56           (691)
   Operating income             --             (52)             11           (245)
   Pre-tax income               (3)              8               3            (67)
   Net income                   --             (13)              3            (69)

----------
(1) "EBITDA" equals revenues less cost of sales and services less selling, general and administrative expenses and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 on October 1, 2002. Management is currently evaluating the impact of this statement on its financial statements. The Company has $46,245 of goodwill included in its balance sheet at June 30, 2002 (of which $37,100 relates to continuing operations). Goodwill amortization for the three and nine months ended June 30, 2002 was $357 and $1,053, respectively, of which $291 and $860 related to continuing operations.

         In July 2001, the FASB issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations
(ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). Management is currently evaluating the impact of this Statement on its financial statements.

         In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002 (see "Note 12. Discontinued Operations").

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The Company has recorded extraordinary gains of $107 and $425 net of income taxes for the three and nine months ended June 30, 2002 related to the early extinguishment of debt. The Company also recorded an extraordinary gain of $399 net of income taxes in fiscal 1999 related to the early extinguishment of debt. Therefore, these transactions will not be considered extraordinary under APB No. 30 and will be classified as income from continuing operations upon adoption of SFAS 145 in fiscal 2003. This Statement is effective for fiscal years beginning after May 15, 2002 (October 1, 2002 for the Company).

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Previously issued financial statements shall not be restated upon adoption of SFAS 146. Management does not expect the adoption of SFAS 146 to have a material impact on its financial statements or results of operations.

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                       WEIGHTED
                                      US$ EQUIVALENT            AVERAGE INTEREST RATE
                                -------------------------     --------------------------
                                                 JUNE 30,                       JUNE 30,
                                   2002           2001           2002            2001
                                ----------     ----------     ----------      ----------
CURRENCY DENOMINATION
Euro (1)                               789          3,576           5.72%           5.24%
British Pounds Sterling (1)          1,010          1,474           5.75%           6.75%
New Zealand Dollar (1)                 871            625           6.61%           7.76%
Australian Dollar (1)                   --            122             --            8.75%

----------
(1) Maturity dates are expected to be less than one year.


                                                           JUNE 30, 2002                       JUNE 30, 2001
                                                  -----------------------------          ---------------------------
   RECEIVE US$/PAY NZ$:
   Contract Amount                                US$25                                  US$929
   Average Contractual Exchange Rate              (US$/NZ$)  .4568                       (US$/NZ$)    .4144
   Expected Maturity Dates                        July 2002                              July 2001 through Sept 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                                US$1,070                               US$ 1,038
   Average Contractual Exchange Rate              (US$/A$)   .5342                       (US$/A$)     .5184
   Expected Maturity Dates                        July 2002 through Sept 2002            July 2001 through Sept 2001

   RECEIVE US$/PAY FRENCH FRANC                                                          US$ 43
   Contract Amount                                None                                   (US$/FRF)    .1378
   Average Contractual Exchange Rate                                                     December 2001
   Expected Maturity Date

   RECEIVE US$/BRAZIL REAL
   Contract Amount                                US$78                                  None
   Average Contractual Exchange Rate              (US$/BRL)  .3966
   Expected Maturity Date                         August 2002 through Dec 2002

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

   EXHIBIT NO.                               EXHIBIT
   -----------                               -------

       2.1    --     Plan of Merger of ICO Merger Sub, Inc. with and into ICO,
                     Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13,
                     1998)

       2.2    --     Purchase Agreement dated July 2, 2002, by and among Varco
                     International, Inc., Varco L.P., Varco Coating Ltd., as
                     Buyers, and ICO, Inc. ICO Global Services, Inc., ICO
                     Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd.,
                     The Innovation Company, S.A. de C.V. and ICO Worldwide (UK)
                     Ltd, as Sellers (filed as exhibit 10.1 to Form 8-K dated
                     July 3, 2002).

       3.1    --     Articles of Incorporation of the Company dated March 20,
                     1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13,
                     1998)

       3.2    --     Statement of Resolution of $6.75 Convertible Exchangeable
                     Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

       3.3    --     Certificate of Designation of Junior Participating
                     Preferred Stock of ICO Holdings, Inc. dated March 30, 1998
                     (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

       3.4    --     Amended and Restated By-Laws of the Company dated March 24,
                     2001 (filed as exhibit 3.4 to Form 10-Q dated May 15, 2001)

       4.1    --     Loan and Security Agreement dated April 9, 2002, by and
                     among ICO Worldwide, Inc., Wedco, Inc. and Bayshore
                     Industrial, Inc., as Borrowers, and ICO, Inc., ICO
                     Polymers, Inc., Wedco Technology, Inc., Wedco
                     Petrochemicals, Inc. and ICO Technology, Inc. as
                     Guarantors, and ICO P&O, Inc., ICO Global Services and
                     Congress Financial Corporation (Southwest) as Lender (filed as exhibit 10.1 to Form 8-K dated April 10, 2002)

       4.2    --     Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to
                     Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4
                     dated June 17, 1997)

       4.3    --     First Supplemental Indenture and Amendment dated April
                     1,1998 between the Company, as issuer, and State Street and
                     Trust Company (formerly Fleet National Bank), as trustee,
                     relating to Senior Notes due 2007 (filed as Exhibit 4.2 to
                     Form 10-Q dated May 15, 1998)

   EXHIBIT NO.                               EXHIBIT
   -----------                               -------
       4.4    --     Second Supplemental Indenture and Amendment dated April 1,
                     1998 between ICO P&O, Inc., a wholly owned subsidiary of
                     the Registrant, and State Street and Trust Company
                     (formerly Fleet National Bank), as trustee, relating to
                     Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q
                     dated May 15, 1998)

       4.5    --     Warrant Agreement -- Series A, dated as of September 1,
                     1992, between the Registrant and Society National Bank
                     (filed as Exhibit 4 to the Registrant's Annual Report on
                     Form 10-K for 1992).

       4.6    --     Shareholder Rights Agreement dated April 1, 1998 by and
                     between the Registrant and Harris Trust and Savings Bank,
                     as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

       10.1   --     ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                     Exhibit B to the Registrant's Definitive Proxy Statement
                     dated April 27, 1987 for the Annual Meeting of
                     Shareholders)

       10.2   --     Third Amended and Restated 1993 Stock Option Plan for
                     Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated February
                     1, 2002 for the Annual Meeting of Shareholders)

       10.3   --     1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

       10.4   --     ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated August 10,
                     1995 for the Annual Meeting of Shareholders)

       10.5   --     ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated August 29,
                     1996 for the Annual Meeting of Shareholders)

       10.6   --     ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated January 23,
                     1998 for the Annual Meeting of Shareholders)

       10.7   --     Employment Agreement dated June 21, 2001 by and between the
                     Registrant and Timothy Gollin (filed as exhibit 10.7 to
                     form 10-Q dated August 14, 2001).

       10.8   --     Employment Agreement dated June 21, 2001 and between the
                     Registrant and Christopher N. O'Sullivan (filed as exhibit
                     10.8 to form 10-Q dated August 14, 2001).

       10.9   --     Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                     Form 10-K dated December 23, 1998).

       *10.10 --     First Amendment and Supplement to First Amended and
                     Restated Employment Agreement by and between the Registrant and Jon C. Biro dated July 24, 2002.

       10.11  --     Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998).

       *10.12 --     Employment Agreement dated March 1, 2002 by and between the
                     Registrant and Charlotte J. Fischer.

       *21.1  --     Subsidiaries of the Company.

----------
*Filed herewith

(b)      Reports on Form 8-K on April 10, 2002.

         On April 10, 2002, the Company filed Form 8-K regarding the Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and Bayshore Industrial, Inc., as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc. as Guarantors, and ICO P&O, Inc., ICO Global Services and Congress Financial Corporation (Southwest) as Lender (filed as exhibit 10.1 to Form 8-K dated April 10, 2002)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ICO, Inc.
                                          -------------------------------------
                                          (Registrant)


August 14, 2002
                                          /s/ Jon C. Biro
                                          -------------------------------------
                                          Jon C. Biro
                                          Chief Financial Officer and Treasurer


                                          /s/ Bradley T. Leuschner
                                          -------------------------------------
                                          Bradley T. Leuschner
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

   EXHIBIT NO.                               EXHIBIT
   -----------                               -------

       2.1    --     Plan of Merger of ICO Merger Sub, Inc. with and into ICO,
                     Inc. (filed as Exhibit 2.4 to Form 10-Q dated August 13,
                     1998)

       2.2    --     Purchase Agreement dated July 2, 2002, by and among Varco
                     International, Inc., Varco L.P., Varco Coating Ltd., as
                     Buyers, and ICO, Inc. ICO Global Services, Inc., ICO
                     Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd.,
                     The Innovation Company, S.A. de C.V. and ICO Worldwide (UK)
                     Ltd, as Sellers (filed as exhibit 10.1 to Form 8-K dated
                     July 3, 2002).

       3.1    --     Articles of Incorporation of the Company dated March 20,
                     1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13,
                     1998)

       3.2    --     Statement of Resolution of $6.75 Convertible Exchangeable
                     Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

       3.3    --     Certificate of Designation of Junior Participating
                     Preferred Stock of ICO Holdings, Inc. dated March 30, 1998
                     (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

       3.4    --     Amended and Restated By-Laws of the Company dated March 24,
                     2001 (filed as exhibit 3.4 to Form 10-Q dated May 15, 2001)

       4.1    --     Loan and Security Agreement dated April 9, 2002, by and
                     among ICO Worldwide, Inc., Wedco, Inc. and Bayshore
                     Industrial, Inc., as Borrowers, and ICO, Inc., ICO
                     Polymers, Inc., Wedco Technology, Inc., Wedco
                     Petrochemicals, Inc. and ICO Technology, Inc. as
                     Guarantors, and ICO P&O, Inc., ICO Global Services and
                     Congress Financial Corporation (Southwest) as Lender (filed as exhibit 10.1 to Form 8-K dated April 10, 2002)

       4.2    --     Indenture dated as of June 9, 1997 between the Company, as issuer, and Fleet National Bank, as trustee, relating to
                     Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4
                     dated June 17, 1997)

       4.3    --     First Supplemental Indenture and Amendment dated April
                     1,1998 between the Company, as issuer, and State Street and
                     Trust Company (formerly Fleet National Bank), as trustee,
                     relating to Senior Notes due 2007 (filed as Exhibit 4.2 to
                     Form 10-Q dated May 15, 1998)

       4.4    --     Second Supplemental Indenture and Amendment dated April 1,
                     1998 between ICO P&O, Inc., a wholly owned subsidiary of
                     the Registrant, and State Street and Trust Company
                     (formerly Fleet National Bank), as trustee, relating to
                     Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q
                     dated May 15, 1998)

       4.5    --     Warrant Agreement -- Series A, dated as of September 1,
                     1992, between the Registrant and Society National Bank
                     (filed as Exhibit 4 to the Registrant's Annual Report on
                     Form 10-K for 1992).

       4.6    --     Shareholder Rights Agreement dated April 1, 1998 by and
                     between the Registrant and Harris Trust and Savings Bank,
                     as rights agent (filed as Exhibit 4.7 to Form 10-Q for the quarter ended March 31, 1998)

       10.1   --     ICO, Inc. 1985 Stock Option Plan, as amended (filed as
                     Exhibit B to the Registrant's Definitive Proxy Statement
                     dated April 27, 1987 for the Annual Meeting of
                     Shareholders)

       10.2   --     Third Amended and Restated 1993 Stock Option Plan for
                     Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated February
                     1, 2002 for the Annual Meeting of Shareholders)

       10.3   --     1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)

       10.4   --     ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated August 10,
                     1995 for the Annual Meeting of Shareholders)

       10.5   --     ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated August 29,
                     1996 for the Annual Meeting of Shareholders)

       10.6   --     ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to
                     Registrant's Definitive Proxy Statement dated January 23,
                     1998 for the Annual Meeting of Shareholders)

       10.7   --     Employment Agreement dated June 21, 2001 by and between the
                     Registrant and Timothy Gollin (filed as exhibit 10.7 to
                     form 10-Q dated August 14, 2001).

       10.8   --     Employment Agreement dated June 21, 2001 and between the
                     Registrant and Christopher N. O'Sullivan (filed as exhibit
                     10.8 to form 10-Q dated August 14, 2001).

       10.9   --     Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to
                     Form 10-K dated December 23, 1998).

       *10.10 --     First Amendment and Supplement to First Amended and
                     Restated Employment Agreement by and between the Registrant and Jon C. Biro dated July 24, 2002.

       10.11  --     Employment Agreement dated September 4, 1998 by and between the Registrant and Isaac H. Joseph (filed as Exhibit 10.21 to Form 10-K dated December 23, 1998).

       *10.12 --     Employment Agreement dated March 1, 2002 by and between the
                     Registrant and Charlotte J. Fischer.

       *21.1  --     Subsidiaries of the Company.

----------
*Filed herewith