Form 10-K
period 2002-09-30
ICO INC
filed 2002-12-20
CIK 353567

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

                                    ---------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from      to         Commission file number 0-10068

                                   ICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TEXAS                                              76-0566682
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

       5333 WESTHEIMER, SUITE 600                                77056
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common equity held by nonaffiliates of the Registrant as of December 20, 2002 was $27,097,533.

        The number of shares outstanding of the registrant's Common Stock as of December 20, 2002: Common Stock, no par value-24,678,585

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2002.

                                    ICO, INC.

                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I
           Item 1.    Business.......................................................................1
           Item 2.    Properties.....................................................................7
           Item 3.    Legal Proceedings..............................................................8
           Item 4.    Submission of Matters to a Vote of Security Holders (no response required)... -


PART II
           Item 5.    Market for the Registrant's Common Stock and
                      Related Stockholder Matters...................................................10
           Item 6.    Selected Financial Data.......................................................11
           Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................................13
           Item 7A.   Quantitative and Qualitative Disclosures About
                      Market Risk...................................................................24
           Item 8.    Financial Statements and Supplementary Data...................................25
           Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...........................................25

PART III
           Item 10.   Directors and Executive Officers of the Registrant............................26
           Item 11.   Executive Compensation........................................................26
           Item 12.   Security Ownership of Certain Beneficial
                      Owners and Management.........................................................26
           Item 13.   Certain Relationships and Related Transactions................................26
           Item 14.   Controls and Procedures.......................................................26


PART IV

           Item 15.   Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K...........................................................27

                                     PART I
           (all currency figures in thousands, except per share data)

ITEM 1.  BUSINESS

GENERAL

         ICO, Inc. and its subsidiaries manufacture engineered resins and concentrates and provide specialized polymers processing services. The engineered resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer resins to give finished products desired characteristics, such as color or protection from ultraviolet light. The Company also provides toll processing services including ambient grinding, jet milling, compounding, and ancillary services for polymer resins produced in pellet form. These products and services are provided through our 19 operating facilities located in 10 countries. The Company's customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

         On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc. ("Varco"). Total proceeds of the sale were $136,790 in cash, assumed debt of the Company's Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price is subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds have been placed in escrow. Varco has calculated that the post-closing working capital adjustment should be $1,808 in the Company's favor, and the Company has recorded an estimated receivable in that amount (in addition to the $2,000 in escrow), although the Company believes that the final working capital adjustment, which is not yet agreed upon by the Company and Varco, may result in a larger payment in the Company's favor. The Company expects to finalize the working capital adjustment in the second quarter of fiscal 2003, and when completed, any adjustment made to the receivable recorded as of September 30, 2002 will be included in the discontinued operations portion of the consolidated statement of operations. An additional $5,000 of the sale proceeds have been placed in escrow for one year to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other current assets as of September 30, 2002. The Company is not aware of any significant indemnification claims at this time. The Company recorded a $42,280 gain, net of income tax of $25,912, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is actively marketing for sale the remaining Oilfield Services operation. See Note 19- "Subsequent Events" related to the use of a portion of the proceeds from the sale of the Oilfield Service business.

         The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

MANUFACTURING CAPABILITIES

         The Company's manufacturing capabilities include size reduction, compounding and related services. These services are an intermediate step between the production of polymer resins and the manufacture of a wide variety of products such as toys, water tanks, paint, garbage bags, plastic film or other polymer products. The Company's manufacturing processes are used both to produce powders for sale by the Company and for its toll processing services.

         Size reduction. Size reduction is a grinding process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a powder form. The majority of the Company's size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services, used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with special thermal characteristics (such as heat sensitive materials), the Company provides cryogenic milling services, which uses liquid nitrogen to chill materials to extremely low temperatures.

         The Company primarily processes polyethylene. Other materials processed include polyester, polypropylene, nylon, fluorocarbons, cellulose acetates, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others.

         Compounding. Compounding is an extrusion process whereby plastics and other additives are melt blended together to form an alloy resin. Often times the Company compounds material in conjunction with providing size reduction services (typically using an ambient grinding process). For example, the Company serves many customers by purchasing natural colored resin, compounding certain additives into the resin, and then grinding the resulting pellet into a powder form. The additives compounded into the base resins are determined by the end products to be manufactured by the customer. Compounding is performed within substantially all of the Company's facilities.

         Manufacturing concentrates is a specialized form of compounding. Bayshore Industrial, Inc., the Company's largest concentrate manufacturing operation, is located in LaPorte, Texas. Bayshore produces concentrates for the plastic film industry. The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for engineering plastics. The Company's concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers are typically resin producers or companies that produce plastic films. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

         Other Manufacturing Services. The Company also offers its customers ancillary polymer processing services in connection with size reduction and compounding services. These ancillary services include dry blending and mixing of plastics and other additives, granulating, packaging and warehousing.

         Facilities. The Company operates at seven facilities in the United States, six in Europe (located in the Netherlands, England, Italy, France and Sweden), three in Australasia (located in New Zealand, Australia and Malaysia, which are sometimes referred to collectively herein as the "Pacific Region Operations") and an operating facility in Brazil (established during fiscal
2002) that provide size reduction services. Almost all of these operations provide toll processing services, sell products into their markets and are able to compound materials. All of these operations also sell polymer products to customers.

PRODUCTS AND SERVICES

         Product Sales. The powders produced by the Company in its manufacturing operations are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings. Currently, the largest powder sales markets of the Company include Western Europe, Australia, New Zealand and Malaysia. In late fiscal year 2002, the Company began manufacturing products in Brazil and the Company's powders are now being sold into this market. Currently, in the United States the Company sells a relatively small volume of plastic powder; however, considerable effort is being made to increase these sales. The Company also sells its powders in Africa, South America, the Middle

East, and Southeast Asia. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce powders. The Company usually performs both size reduction and compounding to produce its finished products.

         The Company's concentrate products are primarily used by third parties to produce plastic films. These products are primarily sold throughout North America. The Company's small operation in Oyonnax, France provides high quality color concentrates for the French market.

         Toll Processing Services. Toll processing services involve processing customer-owned raw materials, rather than Company-owned raw materials. These toll processing services include size reduction, compounding and related services such as granulating and blending.

CUSTOMERS AND PRICING

         The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company's domestic size reduction business, polymers distributors. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11%, 18% and 21% for fiscal years 2002, 2001 and 2000, respectively. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

         The rotational molding industry is one of the Company's most important target markets. The Company provides a significant portion of its size reduction toll processing services to customers that are either rotational molders or that supply the rotational molding industry. Additionally, many of the polymer powders manufactured by the Company are supplied to the rotational molding industry. Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin sticks to the hot mold and evenly coats the mold's surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding. Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft. Management believes that the rotational molding industry market has the highest potential for growth among the Company's target markets.

         Other target markets include producers of automotive carpet backing, paint, waxes and metal and fabric coatings.

         The Company is also a major supplier of concentrates to the plastic film industry in North America. The concentrates manufactured by the Company are melt-blended into base resins to produce plastic film having the desired characteristics. The Company sells concentrates to both resin producers and to businesses that manufacture plastic films.

         The Company provides value-added polymers processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuations in raw materials and other supplies by maintaining relatively short order cycles; however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "-Raw Materials"). The majority of the Company's domestic size reduction service revenues have historically been carried out on a tolling basis and have not required the purchase of inventory. The Company anticipates that polymer product sales in the United States market will increase in the future and thus the Company's investment in inventory in the United States could continue to increase.

SALES AND MARKETING

         The Company markets its products and services through a sales force of employees. These sales people are responsible for in-depth customer contact and are required to be technically knowledgeable and have an understanding of the markets they serve. The Company established a global marketing group during fiscal 2002.

COMPETITION

         The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction and toll services competitors are generally small and mid-sized companies which, overall, have fewer locations and a more regional emphasis. The Company's competitors in the polymer powder sales business tend to be mid-sized to large companies. Several companies also maintain significant size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

         The ambient size reduction tolling business lacks substantial barriers to entry, but cryogenic grinding and jet milling require a more significant investment and greater technical expertise. The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise. In general, many of the Company's customers could perform the specialized polymers processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time. A number of the Company's competitors and potential competitors in this segment have substantially greater financial and other resources than the Company.

ACQUISITION AND DISPOSITION

         On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc. ("Varco"). Total proceeds of the sale were $136,790 in cash, assumed debt of the Company's Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price is subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds have been placed in escrow. Varco has calculated that the post-closing working capital adjustment should be $1,808 in the Company's favor, and the Company has recorded an estimated receivable in that amount (in addition to the $2,000 in escrow), although the Company believes that the final working capital adjustment, which is not yet agreed upon by the Company and Varco, may result in a larger payment in the Company's favor. The Company expects to finalize the working capital adjustment in the second quarter of fiscal 2003, and when completed, any adjustment made to the receivable recorded as of September 30, 2002 will be included in the discontinued operations portion of the consolidated statement of operations. An additional $5,000 of the sale proceeds have been placed in escrow for one year to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other current assets as of September 30, 2002. The Company is not aware of any significant indemnification claims at this time. The Company recorded a $42,280 gain, net of income tax of $25,912, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is actively marketing for sale the remaining Oilfield Services operation. See Note 19- "Subsequent Events" related to the use of a portion of the proceeds from the sale of the Oilfield Service business.

         There were no other material business acquisitions or dispositions from continuing operations in fiscal year 2002 and 2001. During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) ("Sanko") for $675. Sanko's business is now conducted through Courtenay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders and size reduction and compounding services to the rotational molding, metal coating, textile, and injection molding industries in Malaysia.

ENVIRONMENTAL REGULATION

         The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of materials, some of which may be considered to be hazardous substances and wastes, and restrictions concerning the release of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company must operate and restrict emissions and discharges. Many of these laws and regulations provide for strict joint and several liabilities for the costs of cleaning up contamination resulting from releases of regulated materials, substances and wastes into the environment. Violation of these laws and regulations as well as terms and conditions of operating permits issued to the Company may result in the imposition of administrative, civil, and criminal penalties and fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations. The Company believes that future compliance with existing laws and regulations will not have a material adverse effect on the Company and that future capital expenditures for environmental remediation will not be material.

         The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company. Also, see discussion concerning environmental remediation issues included in "Item 3. Legal Proceedings."

INSURANCE AND RISK

         Except for warranties implied by law, the Company does not generally warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of specialty polymers products may result in liability on account of defective products. While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

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

PATENTS AND LICENSES

         The Company holds two United Kingdom patents, two Australia/New Zealand patents, and has six patent applications pending covering the proprietary technology utilized in its polymer blending and rotational molding processing services. The Company's polymers processing operations are not materially dependent upon any patents or trademarks. The Company does not believe any single patent is essential to the overall successful operation of the Company's business. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company's patents will not be found to be invalid or that others will not claim that the Company's operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings.

         In connection with the sale of substantially all of the Company's Oilfield Services business, all U.S. and foreign patents previously owned by the Company for use in the operation of its Oilfield Services business were sold and assigned to Varco. Simultaneously, the Company acquired from Varco a perpetual, royalty-free, transferable, non-exclusive right and license to use, in connection with the Oilfield Services business retained by the Company (the "Permian Business," which is presently held for sale by the Company) the technology and trade secrets associated with two of the U.S. patents assigned to Varco.

EMPLOYEES

         As of November 15, 2002, the Company had approximately 910 full-time employees. Certain of the Company's employees working in Italy, France, the Netherlands, Sweden, New Zealand, and Australia are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The location and approximate acreage of the Company's operating facilities at December 20, 2002, together with an indication of the services performed at such facilities are set forth below.

PROPERTIES OWNED:

                                                                                                                      FACILITY
LOCATION                                          SERVICES                                         ACRES        SQUARE FOOTAGE
--------                                          --------                                         -----        --------------
Beaucaire, France.......................          Size reduction                                         5              72,088
Bloomsbury, NJ..........................          Size reduction                                        15              99,408
China, TX...............................          Size reduction and compounding                        13             108,500
East Chicago, IN........................          Size reduction and compounding                         4              73,000
Fontana, CA.............................          Size reduction and compounding                         7              44,727
Gainsborough, England...................          Size reduction and compounding                         8              96,372
Grand Junction, TN......................          Size reduction                                         5             127,900
LaPorte, TX.............................          Compounding                                           39             179,250
Lovelady, TX............................          Size reduction and compounding                        24              90,000
Montereau, France.......................          Size reduction and compounding                         4              53,259
Oyonnax, France.........................          Compounding                                            1              26,898
s-Gravendeel, The Netherlands...........          Size reduction and compounding                         5             240,773
Verolanuova, Italy......................          Size reduction and compounding                        11             140,309
                                                                                                     -----         -----------

OILFIELD SERVICES:                                Cement and fiberglass linings and
Odessa, TX(1) (business held for sale)..          external wrap coatings                                20              64,381
                                                                                                     -----         -----------
                                                          TOTAL ACREAGE AND SQUARE FOOTAGE OWNED       161           1,416,865
                                                                                                     -----         -----------
PROPERTIES LEASED:

                                                                                                                      FACILITY
LOCATION                                          SERVICES                                         ACRES        SQUARE FOOTAGE
--------                                          --------                                         -----        --------------
Houston, Texas..........................          Corporate headquarters                               N/A              16,897
Aukland, New Zealand....................          Size reduction and compounding                         1              24,010
Batu Pahat, Malaysia....................          Size reduction and compounding                         1              32,400
Bolivar, TN.............................          Formerly machinery manufacturing                     N/A              31,200
Contagem, Brazil........................          Size reduction and compounding                         1              23,680
London, England.........................          Procurement services                                 N/A               3,228
Melbourne, Australia....................          Size reduction and compounding                         1              46,550
Rushden, England........................          Research and development                             N/A               8,608
Stenungsund, Sweden.....................          Size reduction and compounding                         4             42,177
                                                                                                     -----         -----------

                                                         TOTAL ACREAGE AND SQUARE FOOTAGE LEASED         8             228,750
                                                                                                     -----         -----------

                                               TOTAL ACREAGE AND SQUARE FOOTAGE OWNED AND LEASED       169           1,645,615
                                                                                                     =====         ===========

(1) Eighteen acres are owned; the remaining two acres are leased on a month-to-month basis.

         The leased properties listed above have various expiration dates through 2013. The Company also leases various sales and administrative offices with various lease expiration dates through 2006. The Company is currently operating most of its facilities below full capacity. Most of the polymers facilities are operating 24 hours per day, 5 days per week.

ITEM 3.  LEGAL PROCEEDINGS

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving former coating plant employees alleging silicosis-related personal injuries: Pilar Olivas, et al. v. ICO, Inc. et al. pending in Texas State Court in Harris County (the "Olivas litigation"), and Richard Koskey vs. ICO, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"). Olivas is a former employee of the Company's former plant located in Odessa, Texas (the "Odessa Plant"), and Koskey is a former employee of the Company's former plant located in Houston, Texas (the "Houston Plant").

         The Odessa Plant and the Houston Plant, together with two other coating plants in Louisiana and Canada, were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company's sale of its Oilfield Services business. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. (The Company used this process at the Odessa Plant, but did not acquire the other three plants until after 1989.) Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such businesses, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Olivas and Koskey litigation discussed above), and the Company has agreed to indemnify Varco for any such costs.

         The Company is aware of thirty-one former employees of the Odessa Plant, in addition to Pilar Olivas, who have been diagnosed since 1989 as suffering from silicosis-related disease. Of those thirty-one, six are deceased, and the Company has settled the six resulting wrongful death suits in prior fiscal years. Many of the remaining twenty-five former employees of the Odessa Plant diagnosed with silicosis filed personal injury litigation against the Company, as well as certain sand and protective equipment manufacturers, during the 1990's. In these actions, the Company was either non-suited, dismissed without liability or adjudicated to have no liability in prior fiscal years. In the third quarter of fiscal 2002, the Company agreed to settle any and all current and prospective claims, including future claims alleging wrongful death caused by silicosis-related disease, that have been or may be brought by, through, or under twenty-four of the remaining twenty-five former employees of the Odessa Plant diagnosed with silicosis, for an aggregate payment by the Company of $2,700 to the twenty-four claimants and their families, and these settlements received court approval as of December 6, 2002. A portion of the settlement ($650) was funded by payments from two of the Company's insurers, in exchange for releases from certain employers' liability insurance policies.

         As noted above, the Koskey litigation involves a former employee of the Houston Plant. The Company acquired the Houston Plant from Baker Hughes, Inc. ("Baker Hughes") in connection with the 1992 acquisition of Baker Hughes Tubular Services, Inc. ("BHTS"), and Baker Hughes, among others, is also named as a defendant in the Koskey litigation. Pursuant to a 1996 agreement between the Company and Baker Hughes concerning the assumption of certain liabilities related to the BHTS acquisition, ICO and Baker Hughes share litigation costs incurred in connection with the Koskey litigation, and ICO's exposure in the case is effectively capped at $500. Since the Company's acquisition of BHTS in 1992, four other employees of the Houston Plant have filed personal injury litigation alleging silicosis-related disease. All four of those individuals' claims were previously settled.

         The Company believes that neither the Olivas litigation nor the Koskey litigation will have a material adverse effect on its financial condition, results of operations, or cash flows. Other than these actions, and the litigation and claims involving former employees of the Odessa Plant and Houston Plant referenced above, the Company has not been involved in any personal injury or wrongful death lawsuits involving former employees of the coating plants where a grit blasting process that produced silica dust was used. However, the Company and its counsel cannot, at this time, predict with any reasonable certainty whether or in what circumstances additional silicosis-related suits may be filed, in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

         Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties ("PRPs") under CERCLA at three sites: the French Limited site northeast of Houston, Texas, the Sheridan Disposal Services site near Hempstead, Texas, and the Combe Fill South Landfill site in Morris County, New Jersey.

         Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company's remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the two remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of the two sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant. Based on the Company's current understanding of the remedial status of each of these three sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company's financial condition, results of operation, or cash flow.

         Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

                                     PART II
      (all currency figures in thousands, except share and per share data)

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 458 shareholders of record of the Company's common stock at December 20, 2002.

         The Company has not declared or paid common stock dividends during 2002, 2001 and 2000, respectively. The Company currently has no plans to declare any common stock dividend.

         The Company's domestic credit facility with Congress Financial Corporation (Southwest) restricts the Company's ability to pay dividends on common stock. The terms of the domestic credit facility, do allow the Company to pay common stock dividends if the Company has not less than $3,000 of excess availability under the credit facility on each of the immediately preceding ten consecutive days of the payment of any such dividend and the Company is not then in default under the credit facility (see Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 8 to the Company's Consolidated Financial Statements).

         The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

                                           HIGH            LOW
                                           ----            ---
        2002         First Quarter         1 23/50         1
                     Second Quarter        1 11/25         1 3/20
                     Third Quarter         1 27/50         1 3/25
                     Fourth Quarter        1 17/20         1 11/50

        2001         First Quarter         2 4/32          1 1/8
                     Second Quarter        2 13/32         1 1/16
                     Third Quarter         2 39/50         1 9/10
                     Fourth Quarter        2 13/20         1 3/20

ITEM 6.  SELECTED FINANCIAL DATA (1)

         The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements which have been restated to reflect the Oilfield Services business as a discontinued operation. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                          FISCAL YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------------------
                                                        2002            2001            2000            1999            1998
                                                    ------------    ------------    ------------    ------------    ------------
                                                                    (Unaudited and in thousands, except ratios)
STATEMENT OF OPERATIONS DATA:
Revenues ........................................   $    181,472    $    196,837    $    220,130    $    187,403    $    177,175
Costs of sale and services ......................        147,345         163,373         175,372         144,693         139,128
                                                    ------------    ------------    ------------    ------------    ------------
Gross profit ....................................         34,127          33,464          44,758          42,710          38,047
Selling, general and administrative expenses ....         29,824          31,847          28,567          30,725          31,500
Depreciation and amortization ...................         10,240          10,397          10,770          11,693          10,552
Impairment, restructuring and other costs .......          3,168          14,512             426          14,570              --
                                                    ------------    ------------    ------------    ------------    ------------
Operating income (loss) .........................         (9,105)        (23,292)          4,995         (14,278)         (4,005)
Interest income .................................            578           1,712           2,237           1,907           3,757
Interest expense ................................        (13,409)        (14,159)        (14,107)        (13,721)        (13,758)
Gain on sale of equity investment ...............             --              --              --              --          11,773
Other income (expense) ..........................            838            (717)           (194)             23              36
                                                    ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before income
   taxes and extraordinary gain .................        (21,098)        (36,456)         (7,069)        (26,069)         (2,197)
Provision (benefit) for income taxes ............         (4,405)        (10,943)         (1,199)         (6,486)            169
                                                    ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
  extraordinary gain ............................        (16,693)        (25,513)         (5,870)        (19,583)         (2,366)
Income (loss) from discontinued operations, net
  of income taxes ...............................         44,214          12,076           8,371            (519)          8,372
                                                    ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain .........         27,521         (13,437)          2,501         (20,102)          6,006
Extraordinary gain ..............................            425              --              --             399              --
                                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) ...............................   $     27,946    $    (13,437)   $      2,501    $    (19,703)   $      6,006
Preferred dividends .............................         (2,176)         (2,176)         (2,176)         (2,176)         (2,176)
                                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) available for Common
   Shareholders .................................   $     25,770    $    (15,613)   $        325    $    (21,879)   $      3,830
                                                    ============    ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
BASIC
Loss from continuing operations before
  extraordinary item ............................   $       (.79)   $      (1.22)   $       (.36)   $       (.99)   $       (.21)
Earnings (loss) from discontinued operations ....           1.84             .53             .37            (.02)            .39
                                                    ------------    ------------    ------------    ------------    ------------
Earnings (loss) before extraordinary gain .......           1.05            (.69)            .01           (1.01)            .18
Extraordinary gain ..............................            .02              --              --             .02              --
                                                    ------------    ------------    ------------    ------------    ------------
Earnings (loss) per common share ................   $       1.07    $       (.69)   $        .01    $       (.99)   $        .18
                                                    ============    ============    ============    ============    ============

DILUTED
Loss from continuing operations before
  extraordinary item ............................   $       (.79)   $      (1.22)   $       (.36)   $       (.99)   $       (.21)
Earnings (loss) from discontinued operations ....           1.84             .53             .37            (.02)            .38
                                                    ------------    ------------    ------------    ------------    ------------
Earnings (loss) before extraordinary gain .......           1.05            (.69)            .01           (1.01)            .17
Extraordinary gain ..............................            .02              --              --             .02              --
                                                    ------------    ------------    ------------    ------------    ------------
Earnings (loss) per common share ................   $       1.07    $       (.69)   $        .01    $       (.99)   $        .17
                                                    ============    ============    ============    ============    ============
Cash dividends per share declared on Common
   Stock ........................................             --              --              --    $        .06    $        .22
Weighted average shares outstanding (basic) .....     24,020,000      22,741,000      22,407,000      22,113,000      21,877,000
Weighted average shares outstanding (diluted) ...     24,042,000      22,741,000      22,465,000      22,113,000      22,004,000

                                                                         FISCAL YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
OTHER FINANCIAL DATA:
EBITDA (1) ............................................   $   4,303    $   1,617    $  16,191    $  11,985    $   6,547
Ratio of EBITDA to interest expense ...................         .3x          .1x         1.1x          .9x          .5x
Ratio of EBITDA to interest expense, net of
     interest income ..................................         .3x          .1x         1.4x         1.0x          .7x
Capital expenditures ..................................   $  15,112    $  10,914    $  10,801    $  15,333    $  26,143
Common stock dividends (4) ............................          --           --           --        1,216        4,823
Cash provided by operating activities (4) .............   $   3,005    $   5,875    $   8,889    $  10,185    $     150
Cash provided by (used for) investing activities (4) ..   $ 106,755    $  (9,787)   $ (10,847)   $ (22,594)   $ (27,946)
Cash provided by (used for) financing activities (4)...   $ (12,570)   $  (3,383)   $   3,893    $  (1,126)   $  (4,992)

BALANCE SHEET DATA:
Cash and equivalents ..................................   $ 129,072    $  31,642    $  38,955    $  37,439    $  51,135
Working capital (2) ...................................     145,939      107,073      120,707      117,532      130,598
Property, plant and equipment, net (3) ................      62,607       61,979       65,596       72,351       80,876
Total assets  (2) .....................................     304,681      280,944      300,019      305,504      328,677
Long-term debt, net of current portion (3) ............     128,877      134,191      135,534      136,036      132,251
Shareholders' equity ..................................   $ 111,489    $  79,779    $  95,272    $ 102,950    $ 128,316

------------------

(1) "EBITDA" equals gross profit from continuing operations less selling, general and administrative expenses from continuing operations and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. EBITDA excludes impairment, restructuring and other costs from continuing operations. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.

(2) Working capital and total assets include Oilfield Services assets which are classified as current assets held for sale in the amount of $2,783, $78,092, $75,493, $75,405 and $67,034, respectively. Working capital also includes total Oilfield Services liabilities held for sale and retained in the amount of $6,629, $17,840, $18,288, $14,670 and $11,007, respectively.
     Working capital excluding assets held for sale and liabilities held for sale and retained was $149,785, $46,821, $63,502, $56,797 and $74,571.

(3) These amounts have been restated from the Company's historical information to reflect the Oilfield Services business as a discontinued operation.

(4)  These amounts include both continuing and discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS IN OPERATIONS

INTRODUCTION

         The Company's revenues are primarily derived from (1) product sales and
(2) toll services in the polymers processing industry. Product sales entail the Company purchasing resin which is further processed within the Company's operating facilities. The further processing of the material may involve size reduction services and/or compounding services. Compounding services include the manufacture and sale of concentrates. After processing, the Company then sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material. Service revenues are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment to third parties.

         Cost of sales and services is primarily comprised of purchased raw materials, compensation and benefits to non-administrative employees, occupancy costs, repair and maintenance, electricity and equipment costs and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

         Demand for the Company's products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's products and services tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on December 31. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

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

         REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product and equipment sales, revenues and related expenses are recognized when title is transferred, which generally occurs when the products are shipped.

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

         CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.

RESULTS OF OPERATIONS

         The following discussion regarding the Company's financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

         Revenues. During fiscal 2002, revenues declined $15,365 or 8% to $181,472 as both product sales and toll service revenues declined. Product sales revenue declined $9,900 or 6% from $156,038 to $146,138. The decline in product sales revenue was caused by lower average sales prices (caused in part by lower resin prices) in Europe and a change in product sales mix of the Company's domestic concentrate manufacturing operation. This decrease was partially offset by an increase in product sales volumes in the Company's Pacific and U.S. markets. Toll service revenues declined from $40,799 to $35,334, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand, including the loss of some toll processing customers. The strengthening of the European and Pacific currencies relative to the U.S. dollar positively impacted total revenues by $2,753 in fiscal year 2002.

         Cost and Expenses. Gross margins (calculated as the difference between revenues and costs of sales and services, divided by revenues) increased to 18.8% in fiscal 2002, compared to 17.0% in fiscal 2001. The gross margin increase was the result of an improved revenue mix (from a gross margin perspective) generated by the Company's domestic concentrate manufacturing operation, a $1,048 inventory write-down recognized during fiscal 2001 and an increase in volumes within the Company's Pacific Region Operations.

         Selling, general and administrative expenses decreased to $29,824 in fiscal 2002, compared to $31,847 in fiscal 2001, a decline of $2,023 or 6%. The decrease was due to lower proxy contest expenses, legal fees and lawsuit settlements. Proxy contest expenses reflected in selling, general and administrative expenses were $756 and $1,660 for the fiscal years 2002 and 2001, respectively. The fiscal 2002 proxy expense represents reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001. These expenses were reimbursed by the Company through the issuance to TSP of 528,834 shares of common stock. As a percentage of revenues, selling, general and administrative expenses increased to 16.4% of revenues in fiscal 2002, from 16.2% in fiscal 2001. This increase was the result of the lower revenues during fiscal 2002.

         Depreciation and amortization expenses declined to $10,240 during fiscal 2002 from $10,397 during fiscal 2001, a decrease of $157 or 2%. The decline was the result of the fixed asset and goodwill impairments during the two fiscal years ended September 30, 2002 and 2001, offset by the effect of capital expenditures.

Impairment, Restructuring and Other Charges

                                                    YEARS ENDED SEPTEMBER 30,
                                                    -------------------------
                                                       2002         2001
                                                     ----------   ----------
   Severance .....................................   $      437   $    8,306
   Impairment of fixed assets ....................        2,731        1,526
   Impairment of goodwill ........................           --        4,218
   Lease termination costs .......................           --          462
                                                     ----------   ----------
   Total impairment, restructuring and other costs   $    3,168   $   14,512
                                                     ==========   ==========

         During fiscal 2002, the Company recognized a charge of $2,731 related to the impairment of machinery and equipment. During the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in its Italian facility closed in 2002 and determined that these assets had a limited use or were obsolete and recorded an impairment charge of $1,415. The Italian plant was closed due to its redundancy with the Company's other nearby Italian facility performing similar services, and the Company consolidated its two Italian plants into one. The remaining $1,316 charge relates to equipment that the Company determined in the fourth quarter of 2002 would either be scrapped or is obsolete due to the production changes being made throughout the Company. The Company also recognized in fiscal year 2002 severance expenses of $437 related primarily to the reorganization of the Company's Italian subsidiary.

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. In addition to the plant in Italy described above, the facilities closed included a machinery manufacturing facility in the United States and a minerals size reduction facility in the United States. The restructured facility manufactured color concentrates in the UK and was sold in second quarter of fiscal year 2002. The facilities in Italy and the United States were closed in the first half of fiscal 2002. The minerals size reduction facility in the United States was sold in the first quarter of fiscal 2002. As a result of these actions, the Company recognized a charge of $6,948 in fiscal 2001 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, inventory write-downs of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated based on an independent appraisal.

         During the third quarter of fiscal 2001, the Company recognized a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco) (collectively referred to as the "Terminated Pacholders"). In connection with the termination of the Terminated Pacholders, the Company, in the third quarter of fiscal 2001, established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account was to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there was a "change of control," as defined by the IRS regulations, within one year of the Terminated Pacholders' termination. A "change of control," as defined, did not occur within one year of the severance date and therefore the cash was returned from the escrow account during fiscal year 2002.

         Also, during fiscal 2001, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above).

         Operating Income (Loss). Operating income (loss) improved from a loss of $23,292 in fiscal 2001 to a loss of $9,105 in fiscal 2002. The improvement was due to the changes in revenue and expenses discussed above, including the fiscal 2002 and 2001 charges.

         Net Interest Expense. Net interest expense increased to $12,831 in fiscal 2002 from $12,447 in fiscal 2001, an increase of $384 (3%). This increase is mostly due to the decline in U.S. short-term interest income on cash equivalent investments, a decline in the Company's average cash levels during fiscal 2002, offset by lower debt levels during the year.

         Income Taxes. The Company's effective tax rate was a tax benefit of 20.9% during fiscal 2002, compared to a tax benefit of 30.0% during fiscal 2001. The change was due to the relation between pre-tax income (loss) to non-deductible goodwill and other permanent differences and the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions. Additionally, during the fourth quarter of fiscal 2002, the Company recorded a valuation allowance of $1,547 which was placed against the net deferred tax asset balance of the Company's Italian subsidiary. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

         The Company has for tax purposes $341 in AMT and other tax credit carryforwards, which if utilized, will result in a cash savings. The tax credits are expected to expire unused except for $320 of alternative minimum tax credits which have no expiration. Domestic net operating loss carryforwards in the amount of $30,438 were utilized this year to offset income. Net operating loss carryforwards in the amount of $2,311 and tax credits in the amount of $21, which currently have a valuation allowance of $830 against them, will expire unused this year.

         Income (loss) from Discontinued Operation. On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc.
("Varco"). Total proceeds of the sale were $136,790 in cash, assumed debt of the Company's Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price is subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds have been placed in escrow. Varco has calculated that the post-closing working capital adjustment should be $1,808 in the Company's favor, and the Company has recorded an estimated receivable in that amount (in addition to the $2,000 in escrow), although the Company believes that the final working capital adjustment, which is not yet agreed upon by the Company and Varco, may result in a larger payment in the Company's favor. The Company expects to finalize the working capital adjustment in the second quarter of fiscal 2003, and when completed, any adjustment made to the receivable recorded as of September 30, 2002 will be included in the discontinued operations portion of the consolidated statement of operations. An additional $5,000 of the sale proceeds have been placed in escrow for one year to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other current assets as of September 30, 2002. The Company is not aware of any significant indemnification claims at this time. The Company recorded a $42,280 gain, net of income tax of $25,912, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is actively marketing for sale the remaining Oilfield Services operation. See Note 19- "Subsequent Events" related to the use of a portion of the proceeds from the sale of the Oilfield Service business.

         Income (loss) from discontinued operations (including the gain on disposition), net of income taxes, increased to $44,214 compared to $12,076 due to the gain recorded on the disposition of the Oilfield Services business of $42,280 net of income taxes.

                                                                                       YEARS ENDED SEPTEMBER 30,
                                                                                        2002              2001
                                                                                       --------         --------
   Revenues                                                                            $111,290         $130,491
   Operating income                                                                       3,385           18,540
   Gain on disposition of  Oilfield Services business, net of income taxes               42,280               --
   Income from discontinued operations before gain on disposition of
        Oilfield Services business, net of income taxes                                $  1,934         $ 12,076

         Oilfield Service revenues decreased $19,201 or 15% to $111,290 due to the lower exploration and production activity driven by lower average oil and gas prices during fiscal year 2002, which also led to reduced profitability during the year.

         Net Income (Loss). During fiscal 2002, the Company generated net income of $27,946 compared to a net loss of $13,437 in fiscal 2001, due to the changes in revenues and expenses discussed above.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2002 and 2001.

     Revenues                                                                                $2,753
     Operating income                                                                            (2)
     Pre-tax income                                                                             (33)
     Net income                                                                                 (93)

         Subsequent Event. On November 1, 2002, the Company purchased $89,570 principal amount of its 10 3/8% Senior Notes due 2007 at a discount of $972.50 per $1,000 principal amount plus accrued interest. In the first quarter of fiscal 2003, the Company is expected to record a gain on this purchase of approximately $350, net of transaction costs.

         In connection with the Company's October 2002 tender offer for the Company's outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         Revenues declined $23,293 or 11% to $196,837 as both product sales and toll service revenues declined. The strengthening of the U.S. dollar relative to European and Australasian currencies negatively impacted revenues $10,858, or 47% of the overall revenue decline. Lower volumes also contributed to lower revenues. The volume declines were due to competitive pressures, an ineffective marketing strategy as well as the effect of the weakening global economy, during the fiscal year. Product sales revenues declined $17,356 or 10% to $156,038. Much of this decline was the result of the appreciation of the U.S. dollar relative to the relevant foreign currencies and a drop in sales volumes in the Company's U.S. market. Average sales prices also declined in the Company's European market due to a decline in resin prices. The Company purchases linear low density polyethylene and low density polyethylene to manufacture most of its powdered finished products. The majority of these powdered products are manufactured in the Company's European and Pacific Region facilities. Toll service revenues declined $5,937 or 13% to $40,799. The decline was caused by lower processing volumes in the United States and Europe and the strengthening of the U.S. dollar during fiscal 2001.

         Cost and Expenses. Gross margins (calculated as the difference between net revenues and costs of sales, divided by net revenues) declined to 17.0% in fiscal 2001, compared to 20.3% in fiscal 2000.

         The decline was caused by $1,048 in inventory write-downs recognized during fiscal 2001, lower processing volumes and higher workers' compensation and employee medical expenses, during fiscal 2001, compared to fiscal 2000. The Company's gross margins were negatively impacted by falling resin prices in fiscal 2001. As resin prices fall, the margin the Company earns on its product sales is reduced due to the timing difference between the purchase of the raw materials and the sale of the finished product. The Company expects to mitigate this risk in the future by reducing resin inventories throughout its business.

         Selling, general and administrative expenses increased to $31,847 in fiscal 2001, compared to $28,567 in fiscal 2000, an increase of $3,280 or 11%. The increase was primarily due to cost increases during fiscal 2001, compared to fiscal 2000 for legal fees, legal settlements, workers compensation and medical claims. During fiscal 2001, the Company also incurred $1,660 in proxy contest expenses related to the 2001 annual meeting of shareholders. As a percentage of revenues, selling, general and administrative expenses increased to 16.2% of revenues in fiscal 2001, from 13.0% in fiscal 2000. This increase was the result of the expense increase discussed above as well as a decrease in revenues.

         Depreciation and amortization expenses declined to $10,397 during fiscal 2001 from $10,770 during fiscal 2000, a decrease of $373 or 3%. The decline was the result of the effects of the strengthening U.S. dollar, which had the effect of reducing reported foreign operations' depreciation and amortization in U.S. dollar terms, partially offset by the impact of capital expenditures.

Impairment, Restructuring and Other Costs

                                                      YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
   Severance                                         $      8,306   $        426
   Impairment of fixed assets                               1,526             --
   Impairment of goodwill                                   4,218             --
   Lease termination costs                                    462             --
                                                     ------------   ------------
   Total impairment, restructuring and other costs   $     14,512   $        426
                                                     ============   ============

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. In addition to the plant in Italy described above, the facilities closed included a machinery manufacturing facility in the United States and a minerals size reduction facility in the United States. The restructured facility manufactured color concentrates in the UK and was sold in second quarter of fiscal year 2002. The facilities in Italy and the United States were closed in the first half of fiscal 2002. The minerals size reduction facility in the United States was sold in the first quarter of fiscal 2002. As a result of these actions, the Company recognized a charge of $6,948 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, inventory write-downs of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated based on an independent appraisal.

         During the third quarter of fiscal 2001, the Company recognized a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco) (collectively referred to as the "Terminated Pacholders"). In connection with the termination of the Terminated Pacholders, the Company, in the third quarter of fiscal 2001, established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account was to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there was a "change of control", as defined by the IRS regulations, within one year of the Terminated Pacholders' termination. A "change of control", as defined, did not occur within one year of the severance date and therefore the cash was returned from escrow during fiscal year 2002.

         Also, during fiscal 2001 and 2000, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above) and $426, respectively.

         Operating Income (Loss). Operating income (loss) declined to a loss of $(23,292) in fiscal 2001, from operating income of $4,995 in fiscal 2000. The decline was due to the changes in revenue and expenses discussed above, including the fiscal 2001 and 2000 charges.

         Net Interest Expense. Net interest expense increased to $12,447 in fiscal 2001 from $11,870 in fiscal 2000, an increase of $577 or 5%. This increase is mostly due to the decline in U.S. short-term interest income on cash equivalent investments and a decline in the Company's cash balances during fiscal 2001.

         Income Tax. The Company's effective tax rate was a tax benefit of 30.0% during fiscal 2001, compared to a tax benefit of 17.0% during fiscal 2000. The increase in tax benefit was due to the relation between pre-tax income (loss) to non-deductible goodwill and other permanent differences and the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.

         Income (loss) from Discontinued Operations. Income (loss) from discontinued operations, net of income taxes, increased to $12,076 compared to $8,371.

                                                                     YEARS ENDED SEPTEMBER 30,
                                                                        2001          2000
                                                                     -----------   -----------
   Revenues                                                          $   130,491   $   105,340
   Operating income (loss)                                                18,540        13,420
   Income (loss) from discontinued operations, net of income taxes   $    12,076   $     8,371

         Oilfield Services revenues increased $25,151 or 24% to $130,491 due to strong customer demand during fiscal year 2001 due to higher oil and gas prices and in turn, higher rig counts.

         Net Income (Loss). During fiscal 2001, the Company generated a net loss of $(13,437) compared to net income of $2,501 in fiscal 2000, due to the changes in revenues and expenses discussed above.

         Foreign Currency Translation. The fluctuations of the U.S. dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2001 and 2000.

     Revenues                                                                          $(10,858)
     Operating income                                                                       199
     Pre-tax income                                                                         431
     Net income                                                                             301

LIQUIDITY AND CAPITAL RESOURCES

         The following are considered by management as key measures of liquidity applicable to the Company:

                                                    2002                 2001
                                                  ---------            ---------
    Cash and cash equivalents                     $ 129,072            $  31,642
    Working capital                                 145,939              107,073
    Current ratio                                       3.6                  2.7
    Debt-to-capitalization                         .55 to 1             .64 to 1
    Debt, net of cash-to-capitalization            .06 to 1             .59 to 1

         Cash and cash equivalents increased $97,430 and net working capital increased $38,866 during fiscal 2002 due to the factors described below.

         For fiscal 2002, cash provided by operating activities was $3,005 compared to cash provided by operating activities of $5,875 for fiscal 2001. This change occurred despite a smaller net loss from continuing operations due to the various changes in working capital accounts.

         The Company received $123,819 net of transaction costs and cash disposed on the sale of its Oilfield Services business to Varco in September 2002. See Note 15- "Discontinued Operations" for additional discussion related to the sale of the Oilfield Services business.

         Capital expenditures totaled $15,112 during fiscal 2002, of which $10,159 related to the Polymers Processing business, and $4,953 related to the Oilfield Services business. These expenditures were made primarily to expand the Company's operating capacity. The Company anticipates that available cash and existing and future credit facilities will be sufficient to fund fiscal 2003 capital expenditure requirements.

         Cash used for financing activities was $12,570 during fiscal 2002, compared to cash used of $3,383 during fiscal 2001. The change was primarily the result of increased debt repayments.

         As of September 30, 2002, the Company had approximately $18,000 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables, inventory and certain domestic property, plant and equipment with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of November 30, 2002, the Company had approximately $12,000 of borrowing capacity under the domestic credit facility.

         A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2002 are shown in the table below:

                                  TOTAL       2003        2004        2005        2006        2007      THEREAFTER
                                ---------   ---------   ---------   ---------   ---------   ---------   ----------
CONTRACTUAL OBLIGATIONS:
Long-term debt                  $ 131,670   $   2,793   $   4,166   $   4,101   $   1,988   $ 116,097   $   2,525
Operating leases                    8,703       2,248       1,967       1,552       1,192         914         830
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total contractual obligations   $ 140,373   $   5,041   $   6,133   $   5,653   $   3,180   $ 117,011   $   3,355

COMMERCIAL COMMITMENTS:
Credit facilities                   4,568       4,568          --          --          --          --          --
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------

TOTAL CONTRACTUAL OBLIGATIONS
AND COMMERCIAL COMMITMENTS      $ 144,941   $   9,609   $   6,133   $   5,653   $   3,180   $ 117,011   $   3,355
                                =========   =========   =========   =========   =========   =========   =========

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

         The Company's domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on the their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any "change of control" of the Company or its restricted subsidiaries will constitute a default under the facility ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being "continuing directors" where "continuing directors" means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the "continuing directors" who were members of the board at the time of such nomination or election).

         The Company anticipates that existing cash balances will provide adequate liquidity for fiscal 2003. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company's capital requirements in the long-term.

         In connection with the Company's October 2002 tender offer for the Company's outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to

101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation.

FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, future capital expenditures, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses and tax credits, demand for the Company's products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company's financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company's products and services and those described below and elsewhere in this document and those described in the Company's other filings with the SEC.

         The indebtedness represented by the Senior Notes due in 2007 has several important implications for the Company, including, but not limited to, the following: (i) a portion of the Company's cash flow from operations must be dedicated to service the Company's indebtedness and will not be available for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the indenture relating to the Senior Notes contains, and future agreements relating to the Company's indebtedness may contain, certain restrictive covenants, including, among other things, limitations on the ability of the Company to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (iv) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company's control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company's long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

         The Company's business cycles are affected by changes in the level of economic activity in the various regions in which the Company operates and changes in the cost of the polymers (i.e. resins) produced by the major chemical companies. These costs are outside of the Company's control and the business cycles are generally volatile and relatively unpredictable. In addition, the Company is affected by cycles in the petroleum and oil and gas industries.

         The operations of the Company's business are dependent to a certain degree upon proprietary technology, know-how and trade secrets either developed by the Company or licensed to it by third parties. In many cases, these or equivalent processes or technologies are available to the Company's competitors, customers and others. In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies. The availability to, or development by others of equivalent or superior information, processes or technologies could have a material adverse effect on the Company.

         Over the past several years, the Company has made business acquisitions, and other businesses may be acquired in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. The Company may, to the extent allowed by agreements, incur indebtedness to finance future acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could have a material adverse effect on the Company's operating results. The Company has also made significant dispositions, including the sale of substantially all of the Company's Oilfield Services business to Varco in 2002, and the Company may dispose of additional assets or businesses in the future. There can be no assurance that the Company will be successful in investing or spending any capital obtained in connection with any such disposition, or that the Company's remaining assets will perform as expected after any such disposition.

         The Company entered the specialty polymers processing industry with its acquisition of Wedco Inc. ("Wedco") in April 1996, and had no experience in the industry prior to the acquisition. Since the acquisition of Wedco, the Company has expanded its specialty polymers processing operations by making numerous business acquisitions. The success of the Company will depend, in part, on the Company's ability to continue the integration of acquired specialty chemical operations by, among other things, centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation among the businesses and the sharing of resources. In addition, the change in size of the Company has and will continue to place significant demands on the Company's management, internal systems and networks. There can be no assurance that the Company will be able to effectively manage or implement its plans for these operations or that, if implemented, such plans will be successful. In addition, the Company's product sales business, including the Company's concentrate manufacturing operations require the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

         A portion of the Company's current operations is conducted in international markets, particularly the Company's European, South American and Pacific Region specialty polymers processing services business. The Company expects to continue to seek to expand its international operations, primarily through internal growth and acquisitions. The Company's international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include equipment or product failures or work related accidents which could also result in personal injury, property damages, pollution and other environmental risks. The Company may not be fully insured against possible losses pursuant to such risks. Such losses could have a material adverse impact on the Company. In addition, from time to time, the Company is involved in various litigation matters arising in the ordinary course of its business and is currently involved in numerous legal proceedings in connection with its operations and those of its acquired companies. There can be no assurance that the Company will not incur substantial liability as a result of these or other proceedings. The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restricting releases of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company will operate and restricting emissions. Many of these laws and regulations provide for strict joint and several liabilities for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violations of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious instances, shutdowns or revocation of permits or authorizations. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company's financial condition or results of operations. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any material interim permit could have a material adverse effect on the Company. The Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future law or regulation will be administered or interpreted. To date, the Company has incurred compliance and clean-up costs in connection with environmental laws and regulations and there can be no assurance as to future costs. In particular, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

         The industry in which the Company participates is highly competitive. Some competitors or potential competitors of the Company have substantially greater financial or other resources than the Company. The inability of the Company to effectively compete in its markets would have a material adverse effect on the Company.

         The Company is party to various legal proceedings. The results of such matters are uncertain. There can be no assurance that adverse results in such matters will not have a material adverse effect on the Company. See "Item 3. Legal Proceedings."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 on October 1, 2002. The Company has $36,669 of goodwill included in its balance sheet at September 30, 2002. Goodwill amortization was $1,140, $1,172 and $1,121 for the fiscal years 2002, 2001 and 2000, respectively. SFAS 142 requires a Company within six months of adopting SFAS 142 to have completed its determination as to whether an impairment of goodwill exists ("Step One"). SFAS 142 requires a Company within twelve months of adoption to compute the goodwill impairment. The Company is currently in the process of completing Step One. Based on the information to date, the Company believes it will have a goodwill impairment but is not able to provide an estimate.

         In July 2001, the FASB issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations
(ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). This statement will not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002. See Note 15- "Discontinued Operations."

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The Company has recorded an extraordinary gain of $425 net of income taxes during fiscal year 2002. Therefore, this transaction will not be considered extraordinary under APB No. 30 and will be classified as income from continuing operations upon adoption of SFAS 145 in fiscal 2003. This Statement is effective for fiscal years beginning after May 15, 2002 (October 1, 2002 for the Company).

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                             WEIGHTED AVERAGE
                                                 US$ EQUIVALENT           YEAR-END INTEREST RATE
                                                -----------------         ----------------------
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                2002        2001            2002           2001
                                                -----       -----           ----           ----
CURRENCY DENOMINATION
British Pounds Sterling(1)                      2,815       1,918           5.75%          6.25%
Euro(1)                                           715       4,835           5.73%          5.19%
New Zealand Dollar(1)                             521       1,101           6.61%          7.76%
Australian Dollar(1)                               --          70             --           8.75%
Swedish Krona(1)                                  446          --           4.90%            --
Malaysian Ringitt(1)                               71          --           8.75%            --

(1) Maturity dates are expected to be less than one year.

         The Company does not have any financial instruments classified as off-balance sheet as of September 30, 2002 and 2001.

                                                                    SEPTEMBER 30,
                                                  --------------------------------------------------
                                                          2002                       2001
                                                  ----------------------     -----------------------
   RECEIVE US$/PAY NZ$:
   Contract Amount                                None                       US$ 368
   Average Contractual Exchange Rate                                         (US$/NZ$) .4198
   Expected Maturity Dates                                                   October 2001 through
                                                                             December 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                                US$ 770                    US$ 915
   Average Contractual Exchange Rate              (US$/A$) .5421             (US$/A$) .5196
   Expected Maturity Dates                        October 2002 through       October 2001 through
                                                  November 2002              December 2001

   RECEIVE US$/PAY EURO
   Contract Amount                                None                       US$ 43
   Average Contractual Exchange Rate                                         (US$/Euro) .9042
   Expected Maturity Date                                                    December 2001

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a)" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") for its annual meeting of shareholders. The 2003 Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the fiscal 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the fiscal 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this item is incorporated herein by reference to the fiscal 2002 Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in the preceding paragraph (a) nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

         The Company's chief executive and chief financial officers have each submitted to the Securities and Exchange Commission their certifications as required under 18 U.S.C. 1350, accompanying the filing of this Report.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The response to this portion of Item 14 is submitted as a separate section of this report on page F-1.

(b)      Reports on Form 8-K:

         On August 14, 2002, the Company filed a Current Report on Form 8-K reporting the submission to the Securities and Exchange Commission of the certifications by its chief executive officer and chief financial officer of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On September 9, 2002, the Company filed a Current Report on Form 8-K reporting that it had completed the sale of substantially all of its Oilfield Services business to Varco International, Inc. and that in connection therewith, the Company had amended its revolving credit facility with Congress Financial Corporation (Southwest).

         On September 18, 2002, the Company filed a Current Report on Form 8-K to file the Unaudited Pro Form Financial Statements reflecting the sale of substantially all of the Company's Oilfield Services business to Varco International, Inc.

(c)      Exhibits required by Item 601 of S-K:

         The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.

   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
      2.1        --   Purchase Agreement dated July 2, 2002, by and among Varco International, Inc., Varco L.P., Varco
                      Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO
                      Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK)
                      Ltd, as Sellers (filed as exhibit 10.1 to Form 8-K dated July 3, 2002)

      3.1        --   Articles of Incorporation of the Company dated March 20, 1998  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)

     *3.2        --   Amended and Restated By-Laws of the Company dated October 5, 2001

      4.1        --   Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998
                      (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

      4.2        --   Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated
                      March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

      4.3        --   Indenture dated as of June 9, 1997 between ICO P&O, Inc., a Texas corporation, as issuer, and
                      Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to
                      Form S-4 dated June 17, 1997)

      4.4        --   First Supplemental Indenture and Amendment dated April 1,1998 between ICO P&O, Inc., a Texas corporation, as issuer, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

      4.5        --   Second Supplemental Indenture and Amendment dated April 1, 1998 among the Registrant, ICO P&O,
                      Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as
                      Exhibit 4.3 to Form 10-Q dated May 15, 1998)

   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
     *4.6        --   Third Supplemental Indenture, dated November 1, 2002 among the Registrant, ICO P&O, Inc., a
                      Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007

      4.7        --   Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to
                      Form 10-Q for the quarter ended March 31, 1998)

     10.1        --   Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and
                      Bayshore Industrial, Inc., as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology,
                      Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc. as Guarantors, and ICO P&O, Inc.,  ICO
                      Global Services and Congress Financial Corporation (Southwest) as Lender (filed as exhibit 10.1 to
                      Form 8-K dated April 10, 2002)

     10.2        --   Amendment No. 1, dated September 9, 2002, to Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and Bayshore Industrial, Inc., as Borrowers, and ICO
                      Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology,
                      Inc., as Guarantors, and ICO P&O, Inc. and ICO Global Services, and Congress Financial Corporation
                      (Southwest), as Lender. (filed as Exhibit 10.1 to Form 8-K dated September 9, 2002)

     10.3        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                      Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)

     10.4        --   Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated February 1, 2002 for the Annual
                      Meeting of Shareholders)

     10.5        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated June 24, 1994 for the Annual Meeting of Shareholders)

     10.6        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated August 10, 1995 for the Annual Meeting of Shareholders)

     10.7        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated August 29, 1996 for the Annual Meeting of Shareholders)

     10.8        --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated January 23, 1998 for the Annual Meeting of Shareholders)

     10.9        --   Employment Agreement dated June 21, 2001 and between the Registrant and Christopher N. O'Sullivan
                      (filed as exhibit 10.8 to form 10-Q dated August 14, 2001)

    *10.10       --   First Amendment to Employment Agreement by and between the Registrant and Christopher N. O'Sullivan dated October 23, 2002

     10.11       --   Employment Agreement dated June 21, 2001 by and between the Registrant and Timothy Gollin
                      (filed as exhibit 10.7 to form 10-Q dated August 14, 2001)

    *10.12       --   First Amendment to Employment Agreement by and between the Registrant and Timothy J. Gollin dated
                      October 31, 2002

     10.13       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

     10.14       --   First Amendment and Supplement to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated July 24, 2002 (filed as Exhibit 10.10 to the Registrant's
                      Annual Report on Form 10-K for 2001)

    *10.15       --   Second Amendment to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated October 24, 2002

     10.16       --   Employment Agreement dated March 1, 2002 by and between the Registrant and Charlotte J. Fischer
                      (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for 2001)

   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
    *10.17       --   First Amendment to Employment Agreement by and between the Registrant and Charlotte J. Fischer dated October 24, 2002

    *10.18       --   Employment Agreement dated February 15, 2001 by and between the Registrant's subsidiary and Brad
                      Leuschner

    *10.19       --   Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31,
                      2002

    *10.20       --   Second Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated
                      October 31, 2002

    *21.1        --   Subsidiaries of the Company.

    *23.1        --   Consent of Independent Accountants

----------------

 *Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICO, Inc.

                                            By:    /s/ Timothy J. Gollin
                                                   -----------------------------
                                                   Timothy J. Gollin
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                            Date:  December 19, 2002

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                     TITLE                                           DATE
                    ----                                     -----                                           ----
        /s/ Christopher N. O'Sullivan          Chairman of the Board and President                      December 19, 2002
    --------------------------------------
          Christopher N. O'Sullivan
                                               Chief Executive Officer and Director
            /s/ Timothy J. Gollin              (Principal Executive Officer)                            December 19, 2002
    --------------------------------------
              Timothy J. Gollin

                                               Chief Financial Officer, Treasurer and Director
               /s/ Jon C. Biro                 (Principal Financial Officer)                            December 19, 2002
    --------------------------------------
                 Jon C. Biro

            /s/ James D. Calaway               Director                                                 December 19, 2002
    --------------------------------------
              James D. Calaway

             /s/ James E. Gibson               Director                                                 December 19, 2002
    --------------------------------------
               James E. Gibson

             /s/ Walter L. Leib                Director                                                 December 19, 2002
    --------------------------------------
               Walter L. Leib

              /s/ A. John Knapp                Director                                                 December 19, 2002
    --------------------------------------
                A. John Knapp

         /s/ Charles T. McCord, III            Director                                                 December 19, 2002
    --------------------------------------
           Charles T. McCord, III

          /s/ William C. Willoughby            Director                                                 December 19, 2002
    --------------------------------------
            William C. Willoughby

       /s/ David E.K. Frischkorn, Jr.          Director                                                 December 19, 2002
    --------------------------------------
         David E.K. Frischkorn, Jr.

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Timothy J. Gollin, certify that:

1. I have reviewed this annual report on Form 10-K of ICO, Inc. (the "Company") for the period ending September 30, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/  TIMOTHY J. GOLLIN
------------------------
Name:  Timothy J. Gollin
       Chief Executive Officer
Date:  December 20, 2002

        CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Jon C. Biro, certify that:

1. I have reviewed this annual report on Form 10-K of ICO, Inc. (the "Company") for the period ending September 30, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   /s/ JON C. BIRO
--------------------
Name:  Jon C. Biro
       Chief Financial Officer and Treasurer
Date:  December 20, 2002

                           ICO, INC. AND SUBSIDIARIES

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS


The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 15:

         FINANCIAL STATEMENTS:                                                     PAGE
                                                                                   ----
         Report of Independent Accountants..........................................F-2

         Consolidated Balance Sheet at September 30, 2002 and 2001..................F-3

         Consolidated Statement of Operations for the three years
         ended September 30, 2002...................................................F-4

         Consolidated Statement of Cash Flows for the three years
         ended September 30, 2002...................................................F-5

         Consolidated Statement of Stockholders' Equity and
         Accumulated Other Comprehensive Income (Loss)
         for the three years ended September 30, 2002...............................F-6

         Notes to Consolidated Financial Statements.................................F-7

         FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Accountants on Financial Statement Schedule..........S-1

         Financial Statement Schedule II - Valuation and Qualifying Accounts........S-2

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICO, Inc.

In our opinion, the consolidated financial statements listed in the accompanying Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                           PricewaterhouseCoopers LLP
Houston, Texas
December 10, 2002

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
ASSETS                                                                               (In thousands, except share data)

Current assets:
     Cash and cash equivalents                                                         $    129,072    $     31,642
     Trade receivables (less allowance for doubtful
         accounts of $1,695 and $1,383, respectively)                                        39,498          35,175
     Inventories                                                                             19,367          16,927
     Prepaid expenses and other                                                              11,603           7,039
     Oilfield Services assets held for sale                                                   2,783          78,092
                                                                                       ------------    ------------
         Total current assets                                                               202,323         168,875
                                                                                       ------------    ------------
     Property, plant and equipment, net                                                      62,607          61,979
     Goodwill                                                                                36,669          36,355
     Deferred tax asset                                                                         337          10,274
     Other                                                                                    2,745           3,461
                                                                                       ------------    ------------

     Total Assets                                                                      $    304,681    $    280,944
                                                                                       ============    ============


LIABILITIES, STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
     Short-term borrowings and current portion of long-term debt                       $      7,361    $     10,481
     Accounts payable                                                                        19,062          17,453
     Accrued interest                                                                         4,006           4,107
     Income taxes payable                                                                     8,247           1,719
     Oilfield Services liabilities held for sale and retained                                 6,629          17,840
     Other accrued expenses                                                                  11,079          10,202
                                                                                       ------------    ------------
         Total current liabilities                                                           56,384          61,802
                                                                                       ------------    ------------

Deferred income taxes                                                                         6,525           3,776
Long-term liabilities                                                                         1,406           1,396
Long-term debt, net of current portion                                                      128,877         134,191
                                                                                       ------------    ------------

     Total Liabilities                                                                      193,192         201,165
                                                                                       ------------    ------------

Commitments and contingencies                                                                    --              --
Stockholders' equity:
      Preferred stock, without par value - 345,000 shares authorized; 322,500 shares
              issued and outstanding with a liquidation preference of $32,250                    13              13
      Undesignated preferred stock, without par value- 105,000 shares authorized;
         0 shares issued and outstanding                                                         --              --
      Junior participating preferred stock, without par value -
           50,000 shares authorized; 0 shares issued and outstanding                             --              --
      Common stock, without par value - 50,000,000 shares authorized;
           24,450,345 and 22,956,987 shares issued and outstanding, respectively             42,674          40,705
      Additional paid-in capital                                                            103,157         103,157
      Accumulated other comprehensive loss                                                   (9,608)        (13,579)
      Accumulated deficit                                                                   (24,747)        (50,517)
                                                                                       ------------    ------------
         Total stockholders' equity                                                         111,489          79,779
                                                                                       ------------    ------------
      Total liabilities and stockholders' equity                                       $    304,681    $    280,944
                                                                                       ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                              2002            2001            2000
                                                                           ------------    ------------    ------------
                                                                                 (In thousands, except share data)
Revenues:
     Sales                                                                 $    146,138    $    156,038    $    173,394
     Services                                                                    35,334          40,799          46,736
                                                                           ------------    ------------    ------------
Total revenues                                                                  181,472         196,837         220,130
Cost and expenses:
     Cost of sales                                                              115,963         132,552         145,857
     Cost of services                                                            31,382          30,821          29,515
     Selling, general and administrative                                         29,824          31,847          28,567
     Depreciation                                                                 8,123           8,253           8,600
     Amortization of intangibles                                                  2,117           2,144           2,170
     Impairment, restructuring and other costs                                    3,168          14,512             426
                                                                           ------------    ------------    ------------
Operating income (loss)                                                          (9,105)        (23,292)          4,995
Other income (expense):
     Other income (expense)                                                         838            (717)           (194)
     Interest income                                                                578           1,712           2,237
     Interest expense                                                           (13,409)        (14,159)        (14,107)
                                                                           ------------    ------------    ------------
Loss from continuing operations before taxes and
     extraordinary gain                                                         (21,098)        (36,456)         (7,069)
Benefit for income taxes                                                         (4,405)        (10,943)         (1,199)
                                                                           ------------    ------------    ------------
Loss from continuing operations before extraordinary gain                       (16,693)        (25,513)         (5,870)
Income from discontinued operations, net of  provision for income
     taxes of $1,186, $6,909 and $4,832, respectively                             1,934          12,076           8,371
Gain on disposal of discontinued operations, net of income taxes of
     $25,912, $0 and $0, respectively                                            42,280              --              --
                                                                           ------------    ------------    ------------
Income (loss) before extraordinary gain                                          27,521         (13,437)          2,501
Extraordinary gain, net of income taxes of $229, $0 and $0, respectively            425              --              --
                                                                           ------------    ------------    ------------

Net income (loss)                                                          $     27,946    $    (13,437)   $      2,501
                                                                           ------------    ------------    ------------

Preferred dividends                                                              (2,176)         (2,176)         (2,176)
                                                                           ------------    ------------    ------------

Net income (loss) applicable to common stock                               $     25,770    $    (15,613)   $        325
                                                                           ============    ============    ============

Basic and diluted income (loss) per share:
     Loss from continuing operations before extraordinary gain             $       (.79)   $      (1.22)   $       (.36)
     Income from discontinued operations                                           1.84             .53             .37
                                                                           ------------    ------------    ------------
     Income (loss) before extraordinary gain                                       1.05            (.69)            .01
     Extraordinary gain                                                             .02             .00             .00
                                                                           ------------    ------------    ------------
     Basic and diluted net income (loss) per common share                  $       1.07    $       (.69)   $        .01
                                                                           ============    ============    ============
Basic weighted average shares outstanding                                    24,020,000      22,741,000      22,407,000
                                                                           ============    ============    ============
Diluted weighted average shares outstanding                                  24,042,000      22,741,000      22,465,000
                                                                           ============    ============    ============



        The accompanying notes are an integral part of these consolidated financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                               2002            2001            2000
                                                                            ------------    ------------    ------------
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income (loss)                                                      $     27,946    $    (13,437)   $      2,501
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                13,943          15,538          16,332
     Proxy contest expenses paid with common stock                                   746              --              --
     Litigation reserve                                                            2,850              --              --
     Extraordinary gain                                                             (425)             --              --
     Lease termination costs                                                          --             462              --
     Impairment of long-lived assets                                               2,731           5,744              --
     Matching contribution to employee savings plan                                1,050             622             543
     (Gain) loss on disposition of fixed assets                                     (604)             29             163
     Gain on disposition of Oilfield Services before tax                         (68,192)             --              --
     Changes in assets and liabilities, net of the effects of of business acquisitions and dispositions:
         Receivables                                                               1,607           1,659          (9,949)
         Inventories                                                              (1,371)          6,771          (5,687)
         Prepaid expenses and other assets                                         4,087          (1,533)         (1,612)
         Income taxes payable                                                      5,616            (640)          2,283
         Deferred taxes                                                           14,584          (6,784)            954
         Accounts payable                                                            383          (3,014)          5,035
         Accrued expenses                                                         (1,946)            458          (1,674)
                                                                            ------------    ------------    ------------
         Total adjustments                                                       (24,941)         19,312           6,388
                                                                            ------------    ------------    ------------
     Net cash provided by operating activities                                     3,005           5,875           8,889
                                                                            ------------    ------------    ------------

Cash flows provided by (used for) investing activities:
     Capital expenditures                                                        (15,112)        (10,914)        (10,801)
     Acquisitions, net of cash acquired                                           (2,651)             --            (506)
     Proceeds from disposition of Oilfield Services, net of cash disposed        123,819              --              --
     Proceeds from disposition of property, plant and equipment                      699           1,127             460
                                                                            ------------    ------------    ------------
     Net cash provided by (used for) investing activities                        106,755          (9,787)        (10,847)
                                                                            ------------    ------------    ------------

Cash flows provided by (used for) financing activities:
     Common stock transactions                                                         4             448              --
     Payment of dividend on preferred stock                                       (2,176)         (2,176)         (1,632)
     Proceeds from debt                                                               --           1,157          11,689
     Debt repayments                                                              (9,770)         (2,812)         (6,164)
     Payment of credit facility costs                                               (628)             --              --
                                                                            ------------    ------------    ------------
     Net cash provided by (used for) financing activities                        (12,570)         (3,383)          3,893
                                                                            ------------    ------------    ------------
Effect of exchange rates on cash                                                     240             (18)           (419)
                                                                            ------------    ------------    ------------
Net increase (decrease) in cash and equivalents                                   97,430          (7,313)          1,516
Cash and equivalents at beginning of period                                       31,642          38,955          37,439
                                                                            ------------    ------------    ------------
Cash and equivalents at end of period                                       $    129,072    $     31,642    $     38,955
                                                                            ============    ============    ============
Supplemental disclosures of cash flow information:
     Cash received (paid) during the period for:
         Interest received                                                  $        669    $      1,961    $      2,306
         Interest paid                                                           (14,496)        (13,871)        (14,423)
         Income taxes paid                                                        (1,992)         (2,785)           (813)

        The accompanying notes are an integral part of these consolidated financial statements.

                                    ICO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                               Common      Common     Additional
                                                                 Preferred      Stock       Stock       Paid-In      Comprehensive
                                                                   Stock        Shares      Amount      Capital      Income (Loss)
                                                                 ---------   -----------   ---------   ----------    -------------
                                                                               (In thousands, except share data)
Balance at September 30, 1999                                    $      13    22,406,506   $  39,693   $  105,333
                                                                             -----------   ---------   ----------
Issuance of shares in connection with employee benefit plans            --       271,601         543           --
Convertible exchangeable preferred stock dividend (See Note 9)          --            --          --           --
Translation adjustment                                                  --            --          --           --    $      (8,546)
Net income                                                              --            --          --           --            2,501
                                                                                                                     -------------
Comprehensive loss                                                      --            --          --           --    $      (6,045)
                                                                 ---------   -----------   ---------   ----------    =============
Balance at September 30, 2000                                           13    22,678,107      40,236      105,333
                                                                 ---------   -----------   ---------   ----------
Issuance of shares in connection with employee benefit plans            --         8,880          20           --
Exercise of employee stock options                                      --       270,000         449           --
Convertible exchangeable preferred stock dividend (See Note 9)          --            --          --       (2,176)
Translation adjustment                                                  --            --          --           --    $        (349)
Net loss                                                                --            --          --           --          (13,437)
                                                                                                                     -------------
Comprehensive loss                                                      --            --          --           --    $     (13,786)
                                                                 ---------   -----------   ---------   ----------    =============

Balance at September 30, 2001                                           13    22,956,987      40,705      103,157
                                                                 ---------   -----------   ---------   ----------
Issuance of shares in connection with employee benefit plans            --       959,524       1,219           --
Exercise of employee stock options                                      --         5,000           4           --
Issuance of shares in connection with TSP's successful proxy
contest (See Note 14)                                                   --       528,834         746           --
Convertible exchangeable preferred stock dividend (See Note 9)          --            --          --           --
Translation adjustment                                                  --            --          --           --    $       3,971
Net income                                                              --            --          --           --           27,946
                                                                                                                     -------------
Comprehensive Income                                                    --            --          --           --    $      31,917
                                                                 ---------   -----------   ---------   ----------    =============
Balance at September 30, 2002                                    $      13    24,450,345   $  42,674   $  103,157
                                                                 =========   ===========   =========   ==========
                                                                 Accumulated
                                                                    Other
                                                                 Comprehensive     Accumulated
                                                                 Income (Loss)       Deficit           Total
                                                                 -------------    -------------    -------------
                                                                       (In thousands, except share data)
Balance at September 30, 1999                                    $      (4,684)   $     (37,405)   $     102,950
                                                                 -------------    -------------    -------------
Issuance of shares in connection with employee benefit plans                --               --              543
Convertible exchangeable preferred stock dividend (See Note 9)              --           (2,176)          (2,176)
Translation adjustment                                                  (8,546)              --           (8,546)
Net income                                                                                2,501            2,501

Comprehensive loss                                                          --               --               --
                                                                 -------------    -------------    -------------
Balance at September 30, 2000                                          (13,230)         (37,080)          95,272
                                                                 -------------    -------------    -------------
Issuance of shares in connection with employee benefit plans                --               --               20
Exercise of employee stock options                                          --               --              449
Convertible exchangeable preferred stock dividend (See Note 9)              --               --           (2,176)
Translation adjustment                                                    (349)              --             (349)
Net loss                                                                    --          (13,437)         (13,437)

Comprehensive loss                                                          --               --               --
                                                                 -------------    -------------    -------------

Balance at September 30, 2001                                          (13,579)         (50,517)          79,779
                                                                 -------------    -------------    -------------
Issuance of shares in connection with employee benefit plans                --               --            1,219
Exercise of employee stock options                                          --               --                4
Issuance of shares in connection with TSP's successful proxy
contest (See Note 14)                                                       --               --              746
Convertible exchangeable preferred stock dividend (See Note 9)              --           (2,176)          (2,176)
Translation adjustment                                                   3,971               --            3,971
Net income                                                                  --           27,946           27,946

Comprehensive Income                                                        --               --               --
                                                                 -------------    -------------    -------------
Balance at September 30, 2002                                    $      (9,608)   $     (24,747)   $     111,489
                                                                 =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company provides competitively priced engineering resins to the rotational molding industry worldwide. The Company serves other specialty markets by supplying other polymer powders for metal coating and non-woven textile applications. The Company also sells concentrates and provides specialty size reduction services on a tolling basis. The Company also designs and produces proprietary concentrates to serve producers and converters of resin in North America and in selected export markets. The Company operates in the polymers industry in the United States, Europe, Australia, New Zealand, Malaysia and Brazil. See Note 17 - "Foreign Operations Information."

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries ("ICO" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The historical financial statements have been restated to reflect the Oilfield Services business as a discontinued operation.

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

         REVENUE AND RELATED COST RECOGNITION - The Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product and equipment sales, revenues and related expenses are recognized when title is transferred, which generally occurs when the products are shipped and accepted by the customer.

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

         Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the asset or the lease term. Expenditures for maintenance and repairs are expensed as incurred. The cost of property, plant and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resultant gain or loss is included in other income (expense).

         The Company has capitalized as of September 30, 2002 $410 of internal software costs related to the development of the Company's inventory and sales order processing system.

         IMPAIRMENT OF LONG-LIVED ASSETS - Property and equipment and goodwill are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. See "Recently Issued Accounting Pronouncements" below.

         GOODWILL - The excess purchase price over fair value of net tangible assets is being amortized on a straight-line basis over forty years. Accumulated amortization was $15,363 and $14,223 at September 30, 2002 and 2001, respectively. See "Recently Issued Accounting Pronouncements" below.

         CURRENCY TRANSLATION - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings. Net foreign currency transaction gain was $363 in fiscal year 2002. Amounts for fiscal years 2001 and 2000 were not material.

         The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2002 and 2001.

                                                YEARS ENDED SEPTEMBER 30,
                                                 2002               2001
                                                ------            --------
         Net revenues                           $2,753            $(10,858)
         Operating income                           (2)                199
         Pre-tax income                            (33)                431
         Net income                                (93)                301

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

         STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 10- "Stock Option Plan." Effective October 1, 2002, the Company will begin accounting for stock options in the financial statements as well as disclosure under SFAS No. 123.

         CONCENTRATION OF CREDIT RISK - The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company's domestic size reduction business, polymers distributors. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11%, 18% and 21% for fiscal years 2002, 2001 and 2000, respectively. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

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

         EARNINGS (LOSS) PER COMMON SHARE - The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities for the years ended September 30, 2002 and 2000, respectively. The weighted average shares outstanding was increased by 22,000 and 58,000 shares to reflect the conversion of all potentially dilutive securities for the years ended September 30, 2002 and 2000, respectively. There were no potentially dilutive securities for the fiscal year ended September 30, 2001 due to the loss recorded by the Company. The total amount of anti-dilutive securities for the years ended September 30, 2002, 2001, and 2000 were 5,155,000, 5,506,000 and 5,640,000 shares, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company's long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 2002. The Senior Notes long-term debt, with a face value of $114,575 and $118,000 had a fair market value of approximately $111,424 and $89,680 at September 30, 2002 and 2001, respectively. See Note 19 - "Subsequent Events" regarding the Company's repurchase of Senior Notes with a face value of $89,750. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. As of September 30, 2002 and 2001, the Company had approximately $770 of notional value (fair market value at September 30, 2002 was $771) and $1,326 of notional value (fair market value at September 30, 2001 was $1,271), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

         LIQUIDITY - The Company anticipates that the existing cash balance as of September 30, 2002 of $129,072 and additional borrowings capacity of $18,000 under various foreign and domestic credit arrangements and potential borrowing capacity under potentially new credit facilities will provide adequate cash flows and liquidity for 2003. See Note 19- "Subsequent Events" regarding the Company's repurchase of Senior Notes with a face value of $89,750. Management expects the liquidity from these amounts and cash flow from operations in 2003 will satisfy the capital expenditures, schedule debt payments and operational budgets of the Company for the upcoming year.

         FORWARD EXCHANGE AGREEMENTS OUTSTANDING - The Company reflects that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders' equity (as a component of comprehensive income (loss)).

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

ON-BALANCE SHEET FINANCIAL INSTRUMENTS

                                                                 WEIGHTED AVERAGE
                                   US$ EQUIVALENT             YEAR-END INTEREST RATE
                             ---------------------------   ----------------------------
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                 2002           2001           2002            2001
                             ------------   ------------   ------------    ------------
CURRENCY DENOMINATION
British Pounds Sterling(1)          2,815          1,918           5.75%           6.25%
Euro(1)                               715          4,835           5.73%           5.19%
New Zealand Dollar(1)                 521          1,101           6.61%           7.76%
Australian Dollar(1)                   --             70             --            8.75%
Swedish Krona(1)                      446             --           4.90%             --
Malaysian Ringitt (1)                  71             --           8.75%             --

(1) Maturity dates are expected to be less than one year.

         The Company does not have any financial instruments classified as off-balance sheet as of September 30, 2002 and 2001.

                                                                     SEPTEMBER 30,
                                                  -------------------------------------------------
                                                           2002                       2001
                                                  -----------------------    ----------------------
   RECEIVE US$/PAY NZ$:
   Contract Amount                                None                       US$ 368
   Average Contractual Exchange Rate                                         (US$/NZ$) .4198
   Expected Maturity Dates                                                   October 2001 through
                                                                             December 2001

   RECEIVE US$/PAY AUSTRALIAN $:
   Contract Amount                                US$ 770                    US$ 915
   Average Contractual Exchange Rate              (US$/A$) .5421             (US$/A$) .5196
   Expected Maturity Dates                        October 2002 through       October 2001 through
                                                  November 2002              December 2001

   RECEIVE US$/PAY EURO
   Contract Amount                                None                       US$ 43
   Average Contractual Exchange Rate                                         (US$/Euro) .9042
   Expected Maturity Date                                                    December 2001

         RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 (October 1, 2002 for the Company) with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 on October 1, 2002. The Company has $36,669 of goodwill included in its balance sheet at September 30, 2002. Goodwill amortization was $1,140, $1,172 and $1,121 for the fiscal years 2002, 2001 and 2000, respectively. SFAS 142 requires a Company within six months of adopting SFAS 142 to have completed its determination as to whether an impairment of goodwill exists ("Step One"). SFAS 142 requires a Company within twelve months of adoption to compute the goodwill impairment. The Company is currently in the process of completing Step One. Based on the information to date, the Company believes it will have a goodwill impairment but is not able to provide an estimate.

         In July 2001, the FASB issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations
(ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 (October 1, 2002 for the Company). This statement will not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations; however, it retains the requirement of Opinion 30 to report discontinued operations separately from continuing abandonment and extends that reporting to a Corporate entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement shall generally be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on April 1, 2002. See Note 15- "Discontinued Operations."

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The Company has recorded an extraordinary gain of $425 net of income taxes during fiscal year 2002. Therefore, this transaction will not be considered extraordinary under APB No. 30 and will be classified as income from continuing operations upon adoption of SFAS 145 in fiscal 2003. This Statement is effective for fiscal years beginning after May 15, 2002 (October 1, 2002 for the Company).

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

NOTE 2 - ACQUISITION AND DISPOSITION

         On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") business to Varco International, Inc. ("Varco"). Total proceeds of the sale were $136,790 in cash, assumed debt of the Company's Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price is subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds have been placed in escrow. Varco has calculated that the post-closing working capital adjustment should be $1,808 in the Company's favor, and the Company has recorded an estimated receivable in that amount, although the Company believes that the final working capital adjustment, which is not yet agreed upon by the Company and Varco, may result in a larger payment in the Company's favor. The Company expects to finalize the working capital adjustment in the second quarter of fiscal 2003, and when completed, any adjustment made to the receivable recorded as of September 30, 2002 will be included in the discontinued operations portion of the consolidated statement of operations. An additional $5,000 of the sale proceeds have been placed in escrow for one year to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other as of September 30, 2002. The Company is not aware of any significant indemnification claims at this time. The Company recorded a $42,280 gain, net of income tax of $25,912, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is actively marketing for sale the remaining Oilfield Services business operation. See Note 19- "Subsequent Events" related to the use of a portion of the proceeds from the sale of the Oilfield Service business.

         There were no business acquisitions from continuing operations in fiscal year 2002 and 2001. During September 2000, the Company acquired the operating assets of Sanko Manufacturer (M) ("Sanko") for $675. Sanko's business is now conducted through Courtenay (Malaysia) Sdn. Bhd., a Malaysian company that provides specialty powders and size reduction and compounding services to the rotational molding, metal coating, textile, and injection molding industries in Malaysia.

NOTE 3 - EXTRAORDINARY ITEM

         During fiscal 2002 the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $3,425, at a discount, recognizing an extraordinary gain of $425 net of income tax.

NOTE 4 - IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

                                                             YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         2002           2001           2000
                                                     ------------   ------------   ------------
   Severance                                         $        437   $      8,306   $        426
   Impairment of fixed assets                               2,731          1,526             --
   Impairment of goodwill                                      --          4,218             --
   Lease termination costs                                     --            462             --
                                                     ------------   ------------   ------------
   Total impairment, restructuring and other costs   $      3,168   $     14,512   $        426
                                                     ============   ============   ============

         During fiscal 2002, the Company recognized a charge of $2,731 related to the impairment of machinery and equipment. During the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in its Italian facility closed in 2002 and determined that these assets had a limited use or were obsolete and recorded an impairment charge of $1,415. The Italian plant was closed due to its redundancy with the Company's other nearby Italian facility performing similar services, and the Company consolidated its two Italian plants into one. The remaining $1,316 charge relates to equipment that the Company determined in the fourth quarter of 2002 would either be scrapped or is obsolete due to the production changes being made throughout the Company. The Company also recognized in fiscal year 2002 severance expenses of $437 related primarily to the reorganization of the Company's Italian subsidiary.

         During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. In addition to the redundant plant in Italy described above, the facilities closed included a machinery manufacturing facility in the United States and a minerals size reduction facility in the United States. The restructured facility manufactured color concentrates in the UK and was sold in second quarter of fiscal year 2002. The facilities in Italy and the United States were closed in the first half of fiscal 2002. The minerals size reduction facility in the United States was sold in the first quarter of fiscal 2002. As a result of these actions, the

Company recognized a charge of $6,948 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, inventory write-downs of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the assets evaluated based on an independent appraisal.

         During the third quarter of fiscal 2001, the Company recognized a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco) (collectively referred to as the "Terminated Pacholders"). In connection with the termination of the Terminated Pacholders, the Company, in the third quarter of fiscal 2001, established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account was to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there was a "change of control", as defined by the IRS regulations, within one year of the Terminated Pacholders' termination. A "change of control", as defined, did not occur within one year of the severance date and therefore the cash was returned from escrow during fiscal year 2002.

         Also, during fiscal 2001 and 2000, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above) and $426, respectively.

         As of September 30, 2002, $199 of the lease termination costs and $409 of the severance has not been paid by the Company.

NOTE 5 - INVENTORIES

         Inventories at September 30 consisted of the following:

                            2002           2001
                         ------------   ------------
      Finished goods     $      7,547   $      7,951
      Raw materials            10,664          7,646
      Work in progress            201            440
      Supplies                    955            890
                         ------------   ------------
      Total Inventory    $     19,367   $     16,927
                         ============   ============

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, consisted of the following at September 30:

                                                TOTAL
                                     ----------------------------
                                         2002            2001
                                     ------------    ------------
Land and site improvements           $      5,466    $      4,964
Buildings                                  20,083          19,192
Machinery and equipment                    70,462          69,769
Construction in progress                    2,424             852
Other                                         102             352
                                     ------------    ------------
                                           98,537          95,129

Accumulated depreciation                  (35,930)        (33,150)
                                     ------------    ------------
Property, plant and equipment, net   $     62,607    $     61,979
                                     ============    ============

NOTE 7 - LONG-TERM DEBT

         Long-term debt at September 30, 2002 and 2001 consists of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.


                                                                                                  2002       2001
                                                                                                --------   --------
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007               $114,575   $118,000

Term loan of the Company's Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid
quarterly with a fixed interest rate of 5.9% through June 2009                                     5,050      5,626

Term loan of Company's Australian subsidiary, collateralized by a mortgage over the subsidiary's assets. Interest is payable in quarterly installments at a convertible fixed interest rate which was 7.8% at September 30, 2002, and 2001,
respectively, adjusted quarterly and limited to a maximum rate of 9.4% through July 2005           2,693      2,770

Term loan of the Company's Italian subsidiary collateralized by land and buildings of the subsidiary. Increasing principal payments are made quarterly
beginning May 2000 through April 2005.  Interest paid quarterly at a fixed rate of 5.9%            1,260      1,160

Term loans of one of the Company's British subsidiaries, collateralized by current assets of the subsidiary. Payment is due in 2004 and interest is payable
semi-annually at rates fixed through 2002 between 7.7% and 8.4%                                    1,178      1,102

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage on the assets of the subsidiary.  Principal payments on the loan are due in monthly
installments through October 2007.  Interest is payable monthly at a fixed rate of 8.3%              798        894

Mortgage loan of one of the Company's U.S. subsidiaries carrying a 9.2% fixed rate with
monthly payments of principal and interest through October 1, 2006.  Loan is collateralized          733        876
by a mortgage on certain domestic property

Unsecured term loan of the Company's French subsidiary.  Principal payments on the loan are payable in monthly installments.  Interest is payable monthly at a fixed rate of 5.5% through
January 2010                                                                                         893        910


Mortgage loan payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain buildings of the subsidiary.  Principal payments on the loan are
payable in quarterly installments and interest is payable at a fixed rate of 7.2% through            683        797
June 2006

Mortgage loan payable by one of the Company's British subsidiaries, collateralized by a mortgage over the assets of the subsidiary.  Principal payment on the loan is payable in
monthly installments through June 2006.  Interest is payable monthly at a fixed rate of 8.9%         589        698

Mortgage loans payable by one of the Company's Dutch subsidiaries, collateralized by mortgages on certain land and buildings of the subsidiary
Principal payments on these loans are payable in semi-annual installments
Interest is payable in semi-annual installments at a fixed rate of 6.8% through April 2006           471        557

Loan of the Company's New Zealand subsidiary collateralized by mortgage over all of the subsidiaries' assets.  Interest is payable monthly at a fixed rate of 8.6%.  Principal is
payable quarterly                                                                                    516        517

Unsecured term loan of the Company's Italian subsidiary.  Interest is payable quarterly at
a fixed rate of 5.7%.  Principal is payable quarterly                                                510        470

Various other                                                                                      1,721      2,371
                                                                                                --------   --------

Total                                                                                            131,670    136,748

Less current maturities                                                                            2,793      2,557
                                                                                                --------   --------

Long-term debt less current maturities                                                          $128,877   $134,191
                                                                                                ========   ========

         In June 1997, the Company issued the Series A Senior Notes at $120,000 face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 2002, accumulated amortization of debt offering costs totaled $2,702. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms. See Note 19. "Subsequent Events" regarding the Company's repurchase of Senior Notes with a face value of $89,570.

         Maturities of the Company's debt are as follows:

                             YEARS ENDED
                             SEPTEMBER 30,                AMOUNTS
                             -------------                -------
                                      2003                  2,793
                                      2004                  4,166
                                      2005                  4,101
                                      2006                  1,988
                                      2007                116,097
                                Thereafter                  2,525

NOTE 8 - CREDIT ARRANGEMENTS

         The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability of these facilities totaled approximately $22,568 and $19,003 at September 30, 2002 and 2001, respectively. The facilities are collateralized by certain assets of the foreign subsidiaries. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $4,568 and $7,924 at September 30, 2002 and 2001, respectively.

         The Company maintains a three-year domestic credit facility secured by domestic receivables, inventory and certain domestic property, plant and equipment with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory.

         The Company's domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on the their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any "change of control" of the Company or its restricted subsidiaries will constitute a default under the facility ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being "continuing directors" where "continuing directors" means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the "continuing directors" who were members of the board at the time of such nomination or election).

         The weighted average interest rate charged on short-term borrowings under the Company's various credit facilities at September 30, 2002 and 2001 was 5.8%.

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

         Cash dividends paid during the fiscal years ended September 30, 2002, 2001 and 2000 equaled $2,176 during each year on the Company's Preferred Stock. Cumulative liquidating dividends on the Company's Preferred Stock paid out of Additional Paid-in Capital through September 30, 2002 totaled $7,131. Cumulative dividends on the Company's preferred stock paid out of Accumulated Deficit totaled $12,105 through September 30, 2002.

         There were no dividends paid on the Company's Common Stock during fiscal years ended September 30, 2002, 2001 and 2000. Cumulative liquidating dividends on the Company's common stock paid out of Additional Paid-in Capital through September 30, 2002 totaled $5,676. Cumulative dividends on the Company's common stock paid out of Accumulated Deficit totaled $7,752 through September 30, 2002.

         In connection with the Company's 1992 debt restructuring, 801,750 Common Stock Purchase Warrants were issued at an exercise price of $5.00. At September 30, 2001, 621,750 common stock purchase warrants were outstanding, which expired unused in July 2002.

         On October 31, 1997, the Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") and declared a dividend of one Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. On April 1, 1998, a successor Rights Plan was adopted by the Board of Directors with essentially identical terms and conditions. The rights are designed to assure that all Shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. It includes safeguards against partial or two-tiered tender offers, squeeze-out mergers and other abusive takeover tactics to gain control of ICO without paying all Shareholders a control premium. Each right entitles the holder to purchase one-thousandth of a share of a newly authorized series of the Company's preferred stock at a purchase price of $30. Each one-thousandth of a share of such preferred stock is intended to be the economic and voting equivalent of one share of common stock. The rights are not presently exercisable, and are currently evidenced by the Company's common stock certificates and trade automatically with the common stock.

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

   PLAN                                                           NUMBER OF OPTIONS             EFFECTIVE DATE OF PLAN
                                                                -----------------------    ---------------------------------
   1998 Stock Option Plan                                                1,200,000                    January 12, 1998

   1996 Stock Option Plan                                                  800,000                     August 29, 1996

   1995 Stock Option Plan                                                  400,000                     August 15, 1995

   1994 Stock Option Plan                                                  400,000                      July 1, 1994

   1993 Restated Non-Employee Director Stock Option Plan                   410,000                      June 16, 1993

   1985 Stock Option Plan                                                  310,000                     January 2, 1985

         For all of the above plans, shares of common stock are reserved for grant to certain officers, key employees and non-employee directors at a price not less than 100% of the fair market value of the stock at the date of grant. There were 908,854, 532,650, and 711,250, shares available for grant at September 30, 2002, 2001, and 2000, respectively. The following is a summary of stock option activity for the three years ended September 30:

                                              2002                          2001                          2000
                                     ---------------------------   ---------------------------   ---------------------------
                                       OPTION        WEIGHTED       OPTION        WEIGHTED        OPTION        WEIGHTED
                                       SHARES         AVERAGE       SHARES         AVERAGE        SHARES         AVERAGE
FIXED OPTIONS                         (000'S)     EXERCISE PRICE    (000'S)     EXERCISE PRICE    (000'S)     EXERCISE PRICE
                                     ---------    --------------   ---------    --------------   ---------    --------------
Outstanding at beginning of year ..      1,350    $         3.54       1,555    $         4.07       1,567    $         5.10
Granted ...........................        453              1.45         458              3.16         614              1.75
Exercised .........................         (5)              .86        (270)             1.66          --                --
Forfeited .........................       (156)             3.75        (393)             4.10        (626)             5.82
                                     ---------                     ---------                     ---------
Outstanding at end of year ........      1,642    $         2.95       1,350    $         3.54       1,555    $         4.07
                                     =========                     =========                     =========
Options exercisable at year end ...      1,642    $         2.95       1,350    $         3.54       1,555    $         4.07
                                     =========                     =========                     =========

                                                     2002                          2001                             2000
                                                     -----                         -----                            -----
Weighted average fair value of options
granted during year ($/share)                        $0.77                         $1.46                            $1.06

         The following table summarizes information about fixed stock options outstanding at September 30, 2002:

                                         OPTION SHARES OUTSTANDING           WEIGHTED AVERAGE           WEIGHTED AVERAGE
         RANGE OF EXERCISE PRICES       AT SEPTEMBER 30, 2002(000'S)    REMAINING CONTRACTUAL LIFE       EXERCISE PRICE
         ------------------------       ----------------------------    --------------------------      ----------------
                $0.00 - $1.00                        10                           6 years                    $0.86
                $1.01 - $2.00                       789                           8 years                    $1.50
                $2.01 - $3.00                        90                           9 years                    $2.52
                $3.01 - $8.25                       753                           6 years                    $4.56
                                                -------
                                                  1,642
                                                =======

         In conjunction with the sale of the Oilfield Services business to Varco (see Note 15- "Discontinued Operations"), the employees of the Oilfield Services business had ninety days from their respective termination dates to exercise their respective stock options. None of the options were exercised and consequently, on December 6, 2002, approximately 460,000 options were forfeited.

         As discussed in Note 1, the Company had elected to continue to account for stock-based compensation in accordance with APB 25 through September 30, 2002. Effective October 1, 2002, the Company will begin accounting for stock options as prescribed by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 during fiscal years 2002, 2001 and 2000, respectively, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below:

                                             2002                           2001                             2000
                                 --------------------------      -------------------------        -------------------------
                                 AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA        AS REPORTED     PRO FORMA
                                 -----------      ---------      -----------     ---------        -----------     ---------
     Net income (loss)               $27,946        $27,670        $(13,437)     $(13,816)             $2,501       $1,849
     Basic and diluted EPS              1.07           1.06            (.69)         (.70)                .01         (.01)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model adjusted for the dilutive impact which the conversion of the options will have on the Company's stock price, with the following assumptions:

                                                                      2002              2001             2000
                                                                    ---------         ---------        ---------
     Expected life of options                                       7.5 years         7.5 years        7.5 years
     Expected dividend yield over life of options                          0%                0%               0%
     Expected stock price volatility                                   49.22%            50.24%           47.75%
     Risk-free interest rate                                            5.05%             5.15%            6.63%

NOTE 11 - INCOME TAXES

         The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                  -------------------------------------------
                                                   2002             2001                2000
                                                  -------         --------             ------
         Domestic                                 $52,738         $(14,035)            $2,162
         Foreign                                   (1,870)          (3,436)             3,972
                                                  -------         --------             ------
                                                  $50,868         $(17,471)            $6,134
                                                  =======         ========             ======

         The provision for income taxes consists of the following:

                                               YEARS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                           2002           2001           2000
                                         --------       --------       --------
              Current:
                    Federal              $  5,883       $     74       $   (147)
                    State                     329             80            132
                    Foreign                 1,535          2,844          2,906
                                         --------       --------       --------
                                            7,747          2,998          2,891
                                         --------       --------       --------

              Deferred:
                    Federal                14,155         (4,199)         1,482
                    State                     628             32            152
                    Foreign                   392         (2,865)          (892)
                                         --------       --------       --------
                                           15,175         (7,032)           742
                                         --------       --------       --------

              Total:
                    Federal                20,038         (4,125)         1,335
                    State                     957            112            284
                    Foreign                 1,927            (21)         2,014
                                         --------       --------       --------
                                         $ 22,922       $ (4,034)      $  3,633
                                         ========       ========       ========

         A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company's effective rate is as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
     Tax expense (benefit) at statutory rate                 $ 17,804    $ (6,115)   $  2,147
     Change in the deferred tax assets valuation allowance      1,547        (286)       (453)
     Non-deductible expenses and other, net                     1,523         493         896
     Foreign tax rate differential                              1,034       1,182         624
     Goodwill amortization and write-downs                        165         672         181
     State taxes, net of federal benefit                          849          20         238
                                                             --------    --------    --------
                                                             $ 22,922    $ (4,034)   $  3,633
                                                             ========    ========    ========

         Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

                                                                  SEPTEMBER 30,
                                                                 2002        2001
                                                               --------    --------
      Deferred tax assets:
               Net operating and capital loss carry-forwards   $  3,151    $ 13,662
               Tax credit carry-forward                             572         521
               Insurance accruals                                 1,165         923
               Other accruals                                       491         345
               Bad debt allowance                                   120         654
               Compensation accruals                                135         667
               Legal accruals                                       142         255
               Depreciation                                         595         985
               Inventory                                            108         201
               Other                                                510         516
               Goodwill (Foreign)                                   951         860
                                                               --------    --------
                                                                  7,940      19,589
                                                               --------    --------
      Deferred tax liabilities:
               Depreciation and land                             (6,595)     (7,985)
               Deferred revenue                                  (2,517)       (494)
               Goodwill (Foreign)                                (2,643)     (1,533)
               Other accruals                                      (129)       (519)
                                                               --------    --------
                                                                (11,884)    (10,531)
                                                               --------    --------

      Valuation allowance on deferred tax assets                 (2,377)       (830)
                                                               --------    --------

      Net deferred tax assets (liabilities)                    $ (6,321)   $  8,228
                                                               ========    ========

         The total net deferred tax liability at September 30, 2002 is comprised of $134 of net current deferred tax liabilities and $6,187 of net non-current deferred tax liabilities.

         The Company has for tax purposes $341 in AMT and other tax carryforwards, which if utilized, will result in a cash savings. The tax credits are expected to expire unused except for $320 of alternative minimum tax credits which have no expiration. The domestic net operating loss carryforwards in the amount of $30,438 were utilized this year to offset income primarily related to the sale of the Oilfield Services business. Net operating loss carryforwards in the amount of $2,311 and tax credits in the amount of $21, which currently have a valuation allowance of $830 against them, will expire unused this year. A valuation allowance of $1,547 has been placed against the net deferred tax asset balance of the Company's Italian subsidiary. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

         The Company does not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted losses from foreign subsidiaries of approximately $6,000.

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

         The Company maintains a defined benefit plan, for employees of one of the Company's Dutch subsidiaries. Participants contribute a range of 2.5% to 4% of the cost associated with their individual pension basis. The Company contributes an annual amount based on an actuarial calculation. The plan provides retirement benefits at the normal retirement age of 65. This subsidiary also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may choose between the ages of 60-62 to retire early. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries on the date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been accumulated by means of annual premiums and what is necessary to be paid out during the early retirement period.

         Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 2002, 2001 and 2000 was $1,266, $1,333 and $1,424, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company leases certain transportation equipment, office space and other machinery and equipment under operating leases that expire at various dates. Rental expense was approximately $2,920 in 2002, $3,081 in 2001 and $2,923 in 2000. Future minimum rental payments as of September 30, 2002 are due as follows:

                             2003                            2,248
                             2004                            1,967
                             2005                            1,552
                             2006                            1,192
                             2007                              914
                             Thereafter                        830

         Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving former coating plant employees alleging silicosis-related personal injuries: Pilar Olivas, et al. v. ICO, Inc. et al. pending in Texas State Court in Harris County (the "Olivas litigation"), and Richard Koskey vs. ICO, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"). Olivas is a former employee of the Company's former plant located in Odessa, Texas (the "Odessa Plant"), and Koskey is a former employee of the Company's former plant located in Houston, Texas (the "Houston Plant").

         The Odessa Plant and the Houston Plant, together with two other coating plants in Louisiana and Canada, were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company's sale of its Oilfield Services business. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. (The Company used this process at the Odessa Plant, but did not acquire the other three plants until after 1989.) Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such businesses, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Olivas and Koskey litigation discussed above), and the Company has agreed to indemnify Varco for any such costs.

         The Company is aware of thirty-one former employees of the Odessa Plant, in addition to Pilar Olivas, who have been diagnosed since 1989 as suffering from silicosis-related disease. Of those thirty-one, six are deceased, and the Company has settled the six resulting wrongful death suits in prior fiscal years. Many of the remaining twenty-five former employees of the Odessa Plant diagnosed with silicosis filed personal injury litigation against the Company, as well as certain sand and protective equipment manufacturers, during the 1990's. In these actions, the Company was either non-suited, dismissed without liability or adjudicated to have no liability in prior fiscal years. In the third quarter of fiscal 2002, the Company agreed to settle any and all current and prospective claims, including future claims alleging wrongful death caused by silicosis-related disease, that have been or may be brought by, through, or under twenty-four of the remaining twenty-five former employees of the Odessa Plant diagnosed with silicosis, for an aggregate payment by the Company of $2,700 to the twenty-four claimants and their families, and these settlements received court approval as of December 6, 2002. A portion of the settlement ($650) was funded by payments from two of the Company's insurers, in exchange for releases from certain employers' liability insurance policies.

         As noted above, the Koskey litigation involves a former employee of the Houston Plant. The Company acquired the Houston Plant from Baker Hughes, Inc. ("Baker Hughes") in connection with the 1992 acquisition of Baker Hughes Tubular Services, Inc. ("BHTS"), and Baker Hughes, among others, is also named as a defendant in the Koskey litigation. Pursuant to a 1996 agreement between the Company and Baker Hughes concerning the assumption of certain liabilities related to the BHTS acquisition, ICO and Baker Hughes share litigation costs incurred in connection with the Koskey litigation, and ICO's exposure in the case is effectively capped at $500. Since the Company's acquisition of BHTS in 1992, four other employees of the Houston Plant have filed personal injury litigation alleging silicosis-related disease. All four of those individuals' claims were previously settled.

         The Company believes that neither the Olivas litigation nor the Koskey litigation will have a material adverse effect on its financial condition, results of operations, or cash flows. Other than these actions, and the litigation and claims involving former employees of the Odessa Plant and Houston Plant referenced above, the Company has not been involved in any personal injury or wrongful death lawsuits involving former employees of the coating plants where a grit blasting process that produced silica dust was used. However, the Company and its counsel cannot, at this time, predict with any reasonable certainty whether or in what circumstances additional silicosis-related suits may be filed, in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

         Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties ("PRPs") under CERCLA at three sites: the French Limited site northeast of Houston,

Texas, the Sheridan Disposal Services site near Hempstead, Texas, and the Combe Fill South Landfill site in Morris County, New Jersey.

         Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company's remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the two remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of the two sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant. Based on the Company's current understanding of the remedial status of each of these three sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company's financial condition, results of operation, or cash flow.

         Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 14 - RELATED PARTY

         Following approval by the Company's shareholders, the Company issued in the second quarter of fiscal 2002, 528,834 shares of common stock with a value of $746 to Travis Street Partners L.L.C. ("TSP") in connection with TSP's successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors. See Note 19 - "Subsequent Events" regarding the Company's repurchase of Senior Notes with a face value of $89,510.

NOTE 15 - DISCONTINUED OPERATIONS

         On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc. ("Varco"). Total proceeds of the sale were $136,790 in cash, assumed debt of the Company's Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price is subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds have been placed in escrow. Varco has calculated that the post-closing working capital adjustment should be $1,808 in the Company's favor (in addition to the $2,000 in escrow), and the Company has recorded an estimated receivable in that amount, although the Company believes that the final working capital adjustment, which is not yet agreed upon by the Company and Varco, may result in a larger payment in the Company's favor. The Company expects to finalize the working capital adjustment in the second quarter of fiscal 2003, and when completed, any adjustment made to the receivable recorded as of September 30, 2002 will be included in the discontinued operations portion of the consolidated statement of operations. An additional $5,000 of the sale proceeds have been placed in escrow for one year to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other current assets as of September 30, 2002. The Company is not aware of any significant indemnification claims at this time. The Company recorded a $42,280 gain, net of income tax of $25,912, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is actively marketing for sale the remaining Oilfield Services operation. See Note 19 - "Subsequent Events" related to the use of a portion of the proceeds from the sale of the Oilfield Service business.

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                           2002       2001       2000
                                                                         --------   --------   --------
   Revenues                                                              $111,290   $130,491   $105,340
   Operating income (loss)                                                  3,385     18,540     13,420
   Income (loss) from discontinued operations before gain on disposal,
     net of income taxes                                                    1,934     12,076      8,371
   Gain on disposal of discontinued operations, net of income taxes      $ 42,280       --         --

         The following table summarizes the calculation of the gain on the disposition of the Oilfield Services business.

   Net cash received on disposition of Oilfield Services                             $    127,981
   Receivable on Oilfield Services disposition, subject to post-closing adjustment          8,809
                                                                                     ------------
        Total estimated proceeds                                                          136,790
   Less:  Net assets sold                                                                 (74,638)
   Less:  Transaction costs                                                                (2,928)
   Plus:  Net liabilities sold                                                              8,968
                                                                                     ------------
   Gain on sale of Oilfield Services disposition before income tax                   $     68,192
   Less:  Income tax                                                                      (25,912)
                                                                                     ------------
   Gain on sale of Oilfield Services disposition, net of income tax                  $     42,280
                                                                                     ============

         Assets and liabilities (including those retained) of discontinued operations are as follows:

                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2002             2001
                                                                         --------------   --------------
ASSETS
Trade accounts receivables (less allowance for doubtful accounts of $0
     and $1,182, respectively)                                           $          495   $       22,768
Inventories                                                                         435            5,529
Deferred tax asset                                                                 --              1,874
Property, plant and equipment, net                                                  407           38,160
Goodwill                                                                          1,446            8,334
Other                                                                              --              1,427
                                                                         --------------   --------------
      Total Oilfield Services assets held for sale                       $        2,783   $       78,092
                                                                         ==============   ==============

LIABILITIES
Accounts payable                                                         $          458   $        5,200
Accrued insurance                                                                 2,261            1,080
Debt                                                                               --              4,108
Deferred tax liability                                                             --              1,652
Litigation settlement                                                             2,850             --
Other                                                                             1,060            5,800
                                                                         --------------   --------------
      Total Oilfield Services liabilities held for sale and retained     $        6,629   $       17,840
                                                                         ==============   ==============

         Of the $6,629 of Oilfield Services liabilities held for sale and retained at September 30, 2002, $222 relates to Oilfield Services liabilities held for sale and the remaining $6,407 was retained by the Company upon the sale of the Oilfield Services business to Varco less amounts paid since that date through September 30, 2002. The Company expects to satisfy the majority of these obligations during fiscal year 2003.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

         As discussed in Note 2, the following is a schedule of assets acquired and liabilities assumed in conjunction with the business acquisitions (including discontinued operations) in 2002 and 2000.

                                         SEPTEMBER 30,    SEPTEMBER 30,
                                             2002             2000
                                        --------------   --------------
Other Assets                            $          492   $          169
Property, plant and equipment                    1,581              210
Goodwill                                           578              363
Liabilities                                         --             (236)
                                        --------------   --------------
      Cash paid, net of cash acquired   $        2,651   $          506
                                        ==============   ==============

         At September 30, 2002, 2001, and 2000, the Company accrued preferred dividends of $544 which were declared, but unpaid.

         During fiscal years 2002, 2001 and 2000, the Company issued to employees $1,219, $20 and $543 worth of common stock, respectively, in connection with the Company's domestic benefit plans. At September 30, 2002 and 2001, the Company had accrued $255 and $600, respectively, in connection with of the Company's domestic benefit plan. See Note 12 - "Employee Benefit Plans."

NOTE 17 - OPERATIONS INFORMATION

         The following is revenue and long-lived asset information by geographic area at and for years ended September 30:

                           REVENUES               LONG-LIVED ASSETS
                ------------------------------   -------------------
                  2002       2001       2000       2002       2001
                --------   --------   --------   --------   --------
Europe          $ 77,906   $ 85,952   $ 97,699   $ 46,313   $ 47,801
Pacific           22,770     18,925     20,427      9,069      8,582
Other foreign         91       --         --          641       --
                --------   --------   --------   --------   --------

Total foreign    100,767    104,877    118,126     56,023     56,383
United States     80,705     91,960    102,004     45,998     45,412
                --------   --------   --------   --------   --------

Total           $181,472   $196,837   $220,130   $102,021   $101,795
                ========   ========   ========   ========   ========

         Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets include net property, plant and equipment, goodwill, and other long-term assets.

NOTE 18 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2002 and September 30, 2001, respectively.

                                                                              THREE MONTHS ENDED
                                                   ---------------------------------------------------------------------------
                                                   DECEMBER 31, 2001    MARCH 31, 2002    JUNE 30, 2002     SEPTEMBER 30, 2002
                                                   -----------------    --------------    -------------     ------------------
Revenues                                                     $42,870           $41,838          $46,971                $49,793
Gross profit                                                   7,217             8,810            9,834                  8,266
Operating income (loss)                                       (2,037)           (1,726)          (1,717)                (3,625)
Net income (loss)                                             (3,585)           (1,303)          (3,318)                36,152
Basic and diluted loss per share                                (.18)             (.08)            (.16)                  1.46
Basic and diluted weighted average
  shares outstanding                                          23,000            23,700           24,500                 24,500

                                                                       THREE MONTHS ENDED
                                     ----------------------------------------------------------------------------------------

                                      DECEMBER 31, 2000        MARCH 31, 2001         JUNE 30, 2001       SEPTEMBER 30, 2001
                                     -------------------    -------------------    -------------------    -------------------
Revenues                                         $49,553                $52,913                $50,222                $44,149
Gross profit                                       8,576                  9,582                  8,452                  6,854
Operating income (loss)                             (965)                (3,069)                (9,845)                (9,413)
Net income                                           339                   (882)                (6,204)                (6,690)
Basic and diluted loss per share                    (.01)                  (.06)                  (.30)                  (.32)
Basic and diluted weighted average
  shares outstanding                              22,700                 22,700                 22,700                 22,900


         The sum of the quarterly earnings per share may not equal the annual earnings per share as each quarter's earnings per share is individually calculated.

NOTE 19 - SUBSEQUENT EVENTS

         On November 1, 2002, the Company purchased $89,570 principal amount of its 10 3/8% Senior Notes due 2007 at a discount of $972.50 per $1,000 principal amount plus accrued interest. The Company is expected to record a gain on this purchase of approximately $350, net of transaction costs. The Company used the investment banking services of Jefferies and Company to manage the tender offer. David E.K. Frischkorn, Jr., a member of the Company's Board of Directors, is a Managing Director with Jefferies and Company. The Company paid Jefferies and Company approximately $340 for their services

         In connection with the Company's October 2002 tender offer for the Company's outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of ICO, Inc.:

Our audits of the consolidated financial statements referred to in our report dated December 10, 2002 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                          PricewaterhouseCoopers LLP

Houston, Texas
December 10, 2002

                                    ICO, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                              BALANCE AT
                                             BEGINNING OF      CHARGED TO       ADDITIONS/      BALANCE AT END
TRADE RECEIVABLES                               YEAR            EXPENSES      (DEDUCTIONS)(1)       OF YEAR
                                            --------------   --------------   --------------    --------------
Year ended September 30, 2002:
Allowance for uncollectible accounts -
         trade receivables ..............   $        1,383   $          283   $           29    $        1,695
                                            ==============   ==============   ==============    ==============
Year ended September 30, 2001:
Allowance for uncollectible accounts -
         trade receivables ..............   $        1,130   $          607   $         (354)   $        1,383
                                            ==============   ==============   ==============    ==============
Year ended September 30, 2000:
Allowance for uncollectible accounts -
         trade receivables ..............   $        1,000   $          251   $         (121)   $        1,130
                                            ==============   ==============   ==============    ==============



(1)   Due to write-offs and/or foreign currency translation differences.

                                 EXHIBIT INDEX


   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
      2.1        --   Purchase Agreement dated July 2, 2002, by and among Varco International, Inc., Varco L.P., Varco
                      Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO
                      Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK)
                      Ltd, as Sellers (filed as exhibit 10.1 to Form 8-K dated July 3, 2002)

      3.1        --   Articles of Incorporation of the Company dated March 20, 1998  (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)

     *3.2        --   Amended and Restated By-Laws of the Company dated October 5, 2001

      4.1        --   Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998
                      (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)

      4.2        --   Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated
                      March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)

      4.3        --   Indenture dated as of June 9, 1997 between ICO P&O, Inc., a Texas corporation, as issuer, and
                      Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to
                      Form S-4 dated June 17, 1997)

      4.4        --   First Supplemental Indenture and Amendment dated April 1,1998 between ICO P&O, Inc., a Texas corporation, as issuer, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

      4.5        --   Second Supplemental Indenture and Amendment dated April 1, 1998 among the Registrant, ICO P&O,
                      Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as
                      Exhibit 4.3 to Form 10-Q dated May 15, 1998)

   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
     *4.6        --   Third Supplemental Indenture, dated November 1, 2002 among the Registrant, ICO P&O, Inc., a
                      Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007

      4.7        --   Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to
                      Form 10-Q for the quarter ended March 31, 1998)

     10.1        --   Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and
                      Bayshore Industrial, Inc., as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology,
                      Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc. as Guarantors, and ICO P&O, Inc.,  ICO
                      Global Services and Congress Financial Corporation (Southwest) as Lender (filed as exhibit 10.1 to
                      Form 8-K dated April 10, 2002)

     10.2        --   Amendment No. 1, dated September 9, 2002, to Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and Bayshore Industrial, Inc., as Borrowers, and ICO
                      Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology,
                      Inc., as Guarantors, and ICO P&O, Inc. and ICO Global Services, and Congress Financial Corporation
                      (Southwest), as Lender. (filed as Exhibit 10.1 to Form 8-K dated September 9, 2002)

     10.3        --   ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant's Definitive
                      Proxy Statement dated April 27, 1987 fo rthe Annual Meeting of Shareholders)

     10.4        --   Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit A to the Registrant's Definitive Proxy Statement dated February 1, 2002 for the Annual
                      Meeting of Shareholders)

     10.5        --   1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated June 24, 1994 for the Annual Meeting of Shareholders)

     10.6        --   ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated August 10, 1995 for the Annual Meeting of Shareholders)

     10.7        --   ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated August 29, 1996 for the Annual Meeting of Shareholders)

     10.8        --   ICO, Inc. 1998 Stock Option Plan (filed as Exhibit A to Registrant's Definitive Proxy Statement
                      dated January 23, 1998 for the Annual Meeting of Shareholders)

     10.9        --   Employment Agreement dated June 21, 2001 and between the Registrant and Christopher N. O'Sullivan
                      (filed as exhibit 10.8 to form 10-Q dated August 14, 2001)

    *10.10       --   First Amendment to Employment Agreement by and between the Registrant and Christopher N. O'Sullivan dated October 23, 2002

     10.11       --   Employment Agreement dated June 21, 2001 by and between the Registrant and Timothy Gollin
                      (filed as exhibit 10.7 to form 10-Q dated August 14, 2001)

    *10.12       --   First Amendment to Employment Agreement by and between the Registrant and Timothy J. Gollin dated
                      October 31, 2002

     10.13       --   Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)

     10.14       --   First Amendment and Supplement to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated July 24, 2002 (filed as Exhibit 10.10 to the Registrant's
                      Annual Report on Form 10-K for 2001)

    *10.15       --   Second Amendment to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated October 24, 2002

     10.16       --   Employment Agreement dated March 1, 2002 by and between the Registrant and Charlotte J. Fischer
                      (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for 2001)

   EXHIBIT NO.                                                     EXHIBIT
   -----------                                                     -------
    *10.17       --   First Amendment to Employment Agreement by and between the Registrant and Charlotte J. Fischer dated October 24, 2002

    *10.18       --   Employment Agreement dated February 15, 2001 by and between the Registrant's subsidiary and Brad
                      Leuschner

    *10.19       --   Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31,
                      2002

    *10.20       --   Second Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated
                      October 31, 2002

    *21.1        --   Subsidiaries of the Company.

    *23.1        --   Consent of Independent Accountants

----------------

 *Filed herewith