Form 10-Q
period 2002-12-31
ICO INC
filed 2003-02-14
CIK 353567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

                                       OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission File Number 0-10068

                                   ICO, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                                   76-0566682
 ----------------------------------------  ----------------------------------
          (State of Incorporation)        (IRS Employer Identification Number)


5333 Westheimer, Suite 600, Houston, Texas                77056
------------------------------------------  ---------------------------------
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

                                   YES [X]  NO [ ]

                Common stock, without par value 24,778,162 shares
                      outstanding as of February 14, 2003

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                      PAGE

    Item 1.  Financial Statements
        Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002     3

        Consolidated Statement of Operations for the Three Months
        Ended December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . .     4

        Consolidated Statements of Comprehensive Income (Loss) for the Three
        Months Ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . .     5

        Consolidated Statements of Cash Flows for the Three Months Ended
        December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . .     6

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .     7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .    11

    IItem 3. Quantitative and Qualitative Disclosures About Market Risks . . . . .    16

    IItem 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .    16


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    17

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)




                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                      2002            2002
                                                                                 -------------   -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                   $          6,778   $     129,072
  Trade accounts receivables (less allowance for doubtful accounts of $1,809
   and $1,695, respectively)                                                            38,740          39,498
  Inventories (less inventory reserve of $565 and $502, respectively)                   20,298          19,367
  Prepaid expenses and other                                                            12,969          11,603
  Oilfield Services assets held for sale                                                 3,856           2,783
                                                                                 -------------   -------------
    Total current assets                                                                82,641         202,323
                                                                                 -------------   -------------
Property, plant and equipment, net                                                      64,650          62,607
Goodwill                                                                                 7,786          36,669
Other                                                                                    1,087           3,082
                                                                                 -------------   -------------
  Total assets                                                                   $     156,164   $     304,681
                                                                                 =============   =============

LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
--------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings and current portion of long-term debt                    $       8,536   $       7,361
  Accounts payable                                                                      19,011          19,062
  Accrued interest                                                                         141           4,006
  Accrued salaries and wages                                                             2,347           2,319
  Income taxes payable                                                                   1,854           8,247
  Other accrued expenses                                                                 7,763           8,760
  Oilfield Services liabilities held for sale and retained                               3,161           6,629
                                                                                 -------------   -------------
   Total current liabilities                                                            42,813          56,384
                                                                                 -------------   -------------
Deferred income taxes                                                                    5,994           6,525
Long-term liabilities                                                                    1,471           1,406
Long-term debt, net of current portion                                                  24,024         128,877
                                                                                 -------------   -------------
   Total liabilities                                                                    74,302         193,192
                                                                                 -------------   -------------
Commitments and contingencies:
Stockholders' equity:
  Preferred stock, without par value - 345,000 shares authorized; 322,500 shares
   issued and outstanding with a liquidation preference of $32,250                          13              13
  Undesignated preferred stock, without par value- 105,000 shares authorized;
   0 shares issued and outstanding                                                          --              --
  Junior participating preferred stock, without par value
   50,000 shares authorized; 0 shares issued and outstanding                                --              --
  Common stock, without par value 50,000,000 shares authorized;
   24,705,928 and 24,450,345 shares issued and outstanding, respectively                42,994          42,674
  Additional paid-in capital                                                           103,220         103,157
  Accumulated other comprehensive loss                                                  (7,893)         (9,608)
  Accumulated deficit                                                                  (56,472)        (24,747)
                                                                                 -------------   -------------
  Total stockholders' equity                                                            81,862         111,489
                                                                                 -------------   -------------
  Total liabilities and stockholders' equity                                     $     156,164   $     304,681
                                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                              -------------------------
                                                                                                  2002          2001
                                                                                              -----------   -----------
Revenues                                                                                      $    45,248   $    42,870
Cost and expenses:
  Cost of sales and services                                                                       37,928        35,653
  Selling, general and administrative                                                               8,023         6,722
  Stock option compensation expense                                                                    63            --
  Depreciation                                                                                      2,084         2,015
  Amortization of intangibles                                                                         130           517
                                                                                              -----------   -----------
Operating loss                                                                                     (2,980)       (2,037)
Other income (expense):
  Interest income                                                                                     250           175
  Interest expense                                                                                 (1,786)       (3,416)
  Other                                                                                               519           489
                                                                                              -----------   -----------
Loss from continuing operations before income taxes and cumulative
 effect of change in accounting principle                                                          (3,997)       (4,789)
Benefit for income taxes                                                                           (1,163)         (502)
                                                                                              -----------   -----------
Loss from continuing operations before cumulative effect of change in accounting principle         (2,834)       (4,287)
Income from discontinued operations, net of provision for income taxes
 of $0 and $480, respectively                                                                          --           702
Gain on disposition of discontinued operations, net of income taxes of
 $66 and $0, respectively                                                                             516            --
                                                                                              -----------   -----------
Net loss before cumulative effect of change in accounting principle                                (2,318)       (3,585)
Cumulative effect of change in accounting principle, net of benefit for income
 taxes of $(580) and $0, respectively                                                             (28,863)           --
                                                                                              -----------   -----------
Net loss                                                                                      $   (31,181)  $    (3,585)
                                                                                              -----------   -----------
Preferred dividends                                                                                  (544)         (544)
                                                                                              -----------   -----------
Net loss applicable to common stock                                                           $   (31,725)  $    (4,129)
                                                                                              ===========   ===========
Basic and diluted income (loss) per share:
 Loss from continuing operations before cumulative effect of
   change in accounting principle                                                             $      (.14)  $      (.21)
 Income from discontinued operations                                                                  .02           .03
                                                                                              -----------   -----------
 Net loss before cumulative effect of change in accounting principle                                 (.12)         (.18)
 Cumulative effect of change in accounting principle                                                (1.17)           --
                                                                                              -----------   -----------
 Basic and diluted net loss per common share                                                  $     (1.29)  $      (.18)
                                                                                              ===========   ===========
Basic and diluted weighted average shares outstanding                                          24,670,000    22,957,000
                                                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)


                                                THREE MONTHS
                                              ENDED DECEMBER 31,
                                             -------------------
                                               2002       2001
                                             ---------  --------
Net loss                                     $(31,181)  $(3,585)
Other comprehensive income (loss)
 Foreign currency translation adjustment        1,733      (776)
Unrealized loss on foreign currency hedges        (18)       --
                                             --------   -------
Comprehensive loss                           $(29,466)  $(4,361)
                                             ========   =======

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                --------------------
                                                                   2002       2001
                                                                ---------   --------
Cash flows from operating activities:
  Net loss                                                      $ (31,181)  $ (3,585)
Adjustments to reconcile net loss to net cash provided by
 (used for) operating activities:
  Depreciation and amortization                                     2,214      3,712
  Cumulative effect of change in accounting principle before tax   29,443         --
  Litigation reserve                                                   --      1,840
  Stock option compensation expense                                    63         --
  Gain on early retirement of debt                                    (14)      (489)
  Matching contribution to employee savings plan                      104        262
  Unrealized gain on foreign currency                                (430)        --
  Gain on disposition of Oilfield Services before tax                (582)        --
  Changes in assets and liabilities, net of the effects of
   business acquisitions:
     Receivables                                                    1,393      6,161
     Inventories                                                     (345)     1,816
     Prepaid expenses and other assets                                253        268
     Income taxes payable                                          (6,411)      (215)
     Deferred taxes                                                (2,291)      (587)
     Accounts payable                                                (473)    (4,689)
     Accrued interest                                              (3,865)    (3,067)
     Accrued expenses                                              (1,259)      (878)
     Oilfield Services liabilities held for sale and retained      (3,468)        --
                                                                ---------   --------
        Total adjustments                                          14,332      4,134
                                                                ---------   --------
  Net cash provided by (used for) operating activities            (16,849)       549
                                                                ---------   --------
Cash flows used for investing activities:
  Capital expenditures                                             (2,476)    (3,009)
  Acquisitions                                                         --     (1,581)
  Proceeds from dispositions of property, plant and equipment          44        293
                                                                ---------   --------
    Net cash used for investing activities                         (2,432)    (4,297)
                                                                ---------   --------
Cash flows used for financing activities:
  Payment of dividend on preferred stock                             (544)      (544)
  Proceeds from debt                                                  858         --
  Debt repayments                                                (103,105)    (3,893)
  Debt retirement costs                                              (483)        --
                                                                ---------   --------
    Net cash used for financing activities                       (103,274)    (4,437)
                                                                ---------   --------
Effect of exchange rates on cash                                      261        (33)
                                                                ---------   --------
Net decrease in cash and equivalents                             (122,294)    (8,218)
Cash and equivalents at beginning of period                       129,072     31,642
                                                                ---------   --------
Cash and equivalents at end of period                           $   6,778   $ 23,424
                                                                =========   ========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited and in thousands, except share and per share data)

NOTE  1.  BASIS  OF  FINANCIAL  STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial
Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2002 for ICO, Inc. (the Company). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2002, the results of operations for the three months ended December 31, 2002 and 2001 and the changes in its cash position for the three months ended December 31, 2002 and 2001. Results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE  2.  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 in the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. The goodwill impaired was derived from business acquisitions made before fiscal year 2001. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual operating expense, assuming no additional impairment of goodwill. The following proforma information adjusts the historical financial information to reflect the effect of not amortizing goodwill in accordance with SFAS 142.

                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ----------     ----------
Reported net loss before cumulative effect of change in accounting principle        $   (2,318)    $   (3,585)
Add back:  goodwill amortization, net of income taxes of $0 and $19, respectively            -            265
                                                                                    ----------     ----------
Adjusted net loss before cumulative effect of change in accounting principle            (2,318)        (3,320)
Cumulative effect of change in accounting principle                                    (28,863)             -
                                                                                    ----------     ----------
Adjusted net loss                                                                   $  (31,181)    $   (3,320)
                                                                                    ==========     ==========
Basic and diluted income (loss) per share:
Reported net loss before cumulative effect of change in accounting principle        $     (.12)    $     (.18)
Add back:  goodwill amortization, net of income taxes of $0 and $19, respectively            -            .01
                                                                                    ----------     ----------
Adjusted net loss before cumulative effect of change in accounting principle              (.12)          (.17)
Cumulative effect of change in accounting principle                                      (1.17)             -
                                                                                    ----------     ----------
Adjusted net loss                                                                   $    (1.29)    $     (.17)
                                                                                    ==========     ==========

NOTE  3.  EARNINGS  PER  SHARE  AND  STOCKHOLDERS'  EQUITY

     Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three months ended December 31, 2002 and December 31, 2001, the potentially dilutive effects of the Companys exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for the three months ended December 31, 2002 was 4,779,000 compared to 5,473,000 for the three months ended December 31, 2001.

NOTE  4.  STOCK  OPTION  PLANS

     Prior to fiscal year 2003, the Company accounted for its stock option plans under recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest over periods ranging from immediate vesting to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ----------     ----------
Net loss before cumulative effect of change in accounting principle, as reported   $    (2,318)    $   (3,585)
Stock-based employee compensation expense included in reported net income,
 net of related tax effects of $25 and $0, respectively                                     38             --
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $25 and $0,
 respectively                                                                              (38)            --
                                                                                    ----------     ----------
Pro forma net loss                                                                 $    (2,318)    $   (3,585)
                                                                                   ===========     ==========
 Basic and diluted loss per share, as reported and pro forma                       $      (.12)    $     (.18)
                                                                                   ===========     ==========

NOTE  5.  INVENTORIES

     Inventories consisted of the following:


                  DECEMBER 31, 2002   SEPTEMBER 30, 2002
                  ------------------  ------------------
Finished goods    $            9,244  $            7,547
Raw materials                 10,014              10,664
Work in progress                 167                 201
Supplies                         873                 955
                  ------------------  ------------------
Total inventory   $           20,298  $           19,367
                  ==================  ==================

NOTE  6.  INCOME  TAXES

     The Company's effective income tax rates were benefits of 29% and 10% during the three months ended December 31, 2002 and 2001, respectively. The tax rate change was due to a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions. Additionally, during the three months ended December 31, 2001, a valuation allowance of $754 was placed against the benefit of U.S. net operating losses expiring in fiscal year 2002. The Company's effective tax rate also increased during the first quarter of fiscal 2003 because the Company ceased amortization of goodwill in fiscal year 2002 (as discussed in Note 2- "Cumulative Effect of Change of Accounting Principle"). For the most part, goodwill amortization was not tax deductible and therefore the Company's permanent differences between book and tax income declined during fiscal 2002 compared to fiscal 2001.

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

     The Company has letters of credit outstanding in the United States of approximately $2,040 and $2,405 as of December 31, 2002 and September 30, 2002, respectively and foreign letters of credit outstanding of $2,340 and $2,290 as of December 31, 2002 and September 30, 2002, respectively.

NOTE  8.  DISCONTINUED  OPERATIONS

     On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc. ("Varco"). The initial purchase price was subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds had been placed in escrow. The post-closing working capital adjustment was settled on January 17, 2003 for $2,390. At September 30, 2002, the Company had recorded a receivable of $1,808 which was the initial amount computed by Varco. The additional $582 was recorded to adjust the gain on disposition of Oilfield Services in the three months ended December 31, 2002. The total $4,390 related to the working capital adjustment is recorded in prepaid expense and other in the consolidated balance sheet as of December 31, 2002. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is currently negotiating the sale of the remaining Oilfield Services operation. Should these negotiations not be successful, management intends to actively market the remaining Oilfield Services operation for sale.

     Assets and liabilities (including those retained) of discontinued operations are as follows:

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      2002           2002
                                                                 -------------  --------------
ASSETS
Trade accounts receivables                                       $       1,490  $          495
Inventories                                                                513             435
Property, plant and equipment, net                                         407             407
Goodwill                                                                 1,446           1,446
                                                                 -------------  --------------
 Total Oilfield Services assets held for sale                    $       3,856  $        2,783
                                                                 =============  ==============
LIABILITIES
Accounts payable                                                 $         445  $          458
Accrued insurance                                                        1,979           2,261
Litigation settlement                                                      115           2,850
Other                                                                      622           1,060
                                                                 -------------  --------------
 Total Oilfield Services liabilities held for sale and retained  $       3,161  $        6,629
                                                                 =============  ==============

     Of the $3,161 and $6,629 Oilfield Services liabilities held for sale and retained at December 31, 2002 and September 30, 2002, respectively, $400 and $222 relate to Oilfield Services liabilities held for sale and the remaining $2,761 and $6,407 were retained by the Company in connection with the sale of the Oilfield Services business to Varco less amounts paid since that date as of December 31, 2002 and September 30, 2002, respectively.

NOTE  9.  LONG-TERM  DEBT

     In the first quarter of fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company's Board of Directors, is a Managing Director with Jefferies and Company. The Company paid Jefferies and Company approximately $380 for their services.

     In the first quarter of fiscal 2002, the Company repurchased $2,250 principle amount of its 10 % Senior Notes due 2007, recognizing a net gain of $489.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 became effective for the Company on October 1, 2002 and the Company's early retirement of the Senior Notes is not considered extraordinary under APB No. 30. Therefore, the Company has recorded the gains of $14 and $489 as other income in the consolidated statement of operations for the three months ended December 31, 2002 and 2001, respectively.

NOTE  10.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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


ON-BALANCE SHEET FINANCIAL INSTRUMENTS
--------------------------------------

                                                                                          WEIGHTED
                                                            US$ EQUIVALENT         AVERAGE INTEREST RATE
                                                         ---------------------     ---------------------
                                                             DECEMBER 31,              DECEMBER 31,
                                                         ---------------------     ---------------------
                                                            2002       2001           2002       2001
                                                         --------     --------     --------     --------
CURRENCY DENOMINATION
British Pounds Sterling (1)                              $  2,144     $  1,407         5.75%        6.25%
U.S. Dollar (1)                                             1,250           --         4.75%          --
New Zealand Dollar (1)                                        968        1,379         7.17%        6.61%
Euro (1)                                                      736        3,598         6.00%        6.11%
Swedish Krona (1)                                             630           --         5.45%          --
-------------
(1) Maturity dates are expected to be less than one year.


                                        DECEMBER 31, 2002             DECEMBER 31, 2001
                                   ---------------------------  -----------------------------
RECEIVE US$/PAY NZ$:
------------------------------
Contract Amount                    US $227                      US $380
Average Contractual Exchange Rate  (US$/NZ$) .5082              (US$/NZ$) .4159
Expected Maturity Dates            January 2003                 January through February 2002

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                    US $1,891                    US $1,075
Average Contractual Exchange Rate  (US$/A$) .5591               (US$/A$) .5125
Expected Maturity Dates            January through March 2003   January through March 2002


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

     Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to post-retirement and other employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, allowance for doubtful accounts related to accounts receivable, and fair value of financial instruments. Actual results could differ from these estimates.
Management  believes  that  its  estimates  are  reasonable.

     Revenue and Related Cost Recognition- The Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product and equipment sales, revenues and related expenses are recognized when ownership is transferred, which generally occurs when the products are shipped.

     Impairment of Property and Equipment- Property and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets' carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

     Impairment of Goodwill and Other Intangible Assets- Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years.

     Currency Translation- Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.

     The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2002 and 2001.


                 THREE MONTHS ENDED          THREE MONTHS ENDED
                 DECEMBER 31, 2002            DECEMBER 31, 2001
                 ------------------          ------------------
Net revenues    $             2,651          $               80
Operating loss                  (56)                         (7)
Pre-tax loss                    (94)                        (11)
Net loss                     (1,370)                         (6)


     Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest over periods ranging from immediate vesting to five years. See Note 4- "Stock Option Plans" for further discussion.

RESULTS  OF  OPERATIONS

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

     REVENUES. Revenues increased from $42,870 to $45,248 during the three months ended December 31, 2002, compared to the same period of fiscal 2001. Product sales revenues increased from $34,632 to $37,531 for the three months ended December 31, 2002 compared to the same periods of fiscal 2001. The increase in product sales revenue was caused by an increase in product sales volumes, particularly for the Company's European locations and due to stronger foreign currencies compared to the U.S. Dollar (See "Currency Translation" within Critical Accounting Policies). These increases were offset by a reduction in volume at the Company's domestic concentrate manufacturing operation ("Bayshore") and lower average sales prices (caused in part by lower resin prices) primarily for the Company's European operations. Toll service revenues declined from $8,238 to $7,717 for the three months ended December 31, 2002 compared to the same period in fiscal 2001, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand.

     COSTS AND EXPENSES. Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 16.2% during the three ended December 31, 2002, compared to 16.8% in the three months ended December 31, 2001, respectively. Gross margins declined due to the further erosion of toll processing volumes and lower Bayshore gross margins due to weak customer demand. The detrimental gross margin impact of these factors was partially offset by an improvement of product sales volumes during the quarter.

     Selling, general and administrative expenses (including stock option compensation expense) were $8,086 during the three months ended December 31, 2002, compared to $6,722 during the same periods of fiscal 2001. As a percentage of revenues, sales, general and administrative expenses increased to 17.9% of revenue compared to 15.7% for the same quarter last year. The increase in sales, general and administrative expenses was primarily due to an increase in North American sales expenses, worldwide marketing expenses and the impact of the Euro and other foreign currencies relative to the U.S. Dollar.

     Depreciation and amortization expenses decreased to $2,214 during the three months ended December 31, 2002 from $2,532 during the same period of fiscal 2001 due primarily to the Company no longer amortizing goodwill due to the adoption of FAS 142 (See Note 2- "Cumulative Effect of Change in Accounting Principle").

     OTHER INCOME (EXPENSE). Other income (expense) for the three months ended December 31, 2002 was $(1,017) compared to $(2,752) for the same period in 2001. This decline in expense was due to a reduction in net interest expenses of $1,630 or 48% due primarily from the repurchase of $104,480 of Senior Notes and an unrealized foreign currency gain of $430 in the period ended December 31, 2002. The three months ended December 31, 2001 includes a $489 gain on the early retirement of the Company's Senior Notes.

     INCOME TAXES. The Company's effective income tax rates were benefits of 29% and 10% during the three months ended December 31, 2002 and 2001, respectively. The tax rate change was due to a change in the mix of pre-tax income or loss generated by the Company's operations in various taxing jurisdictions.
Additionally, during the three months ended December 31, 2001, a valuation allowance of $754 was placed against the benefit of U.S. net operating losses expiring in fiscal year 2002. The Company's effective tax rate also increased during the first quarter of fiscal 2003 because the Company ceased amortization of goodwill in fiscal year 2002 (as discussed in Note 2- "Cumulative Effect of Change of Accounting Principle"). For the most part, goodwill amortization was not tax deductible and therefore the Company's permanent differences between book and tax income declined during fiscal 2002 compared to fiscal 2001.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is currently negotiating the sale of the remaining Oilfield Services operation. Should these negotiations not be successful, management intends to actively market the remaining Oilfield Services operation for sale. The working capital adjustment had the effect of increasing the consideration received by the Company, pursuant to the sale agreement related to the sale of substantially all of the Company's Oilfield Services operations to Varco International, Inc.

                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                   ------------------
                                                                     2002       2001
                                                                   --------   -------
Revenues                                                           $  1,470   $30,106
Operating income                                                         --     1,247
Income from discontinued operations before gain on disposal,
     net of income taxes                                                 --       702
Gain on disposal of discontinued operations, net of income taxes        516        --


     Income from discontinued operations before the gain on disposition, net of income taxes, decreased due to the sale of substantially all of its Oilfield Services business. The gain on disposition of discontinued operations, net of income taxes, is due to the finalization of the post-closing working capital adjustment (See Note 8- "Discontinued Operations" for further discussion of this gain).

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 in the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. The goodwill impaired was derived from business acquisitions made before fiscal year 2001. This impairment is reflected in the statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual operating expense, assuming no additional impairment of goodwill. (See Note 2- "Cumulative Effect of Change of Accounting Principle" for further information on this charge).

     NET LOSS. For the three months ended December 31, 2002, the Company had net losses of $(31,181) compared to net losses of $(3,585) for the comparable period in fiscal 2001, due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES. The following are considered by management as key measures of liquidity applicable to the Company:

                                     DECEMBER 31, 2002   SEPTEMBER 30, 2002
                                     ------------------  ------------------
Cash and cash equivalents            $            6,778  $          129,072
Working capital                                  39,828             145,939
Current ratio                                       1.9                 3.6
Debt-to-capitalization                         .28 to 1            .55 to 1
Debt, net of cash to capitalization            .24 to 1            .06 to 1


     Cash and cash equivalents declined $122,294 and net working capital decreased $106,111 during the three months ended December 31, 2002 due to the factors described below.

     For the three months ended December 31, 2002, cash provided by (used for) operating activities decreased to ($16,849) from cash provided of $549 for the three months ended December 31, 2001. The decrease in cash provided by (used for) operating activities occurred primarily due to the tax payment made on the Company's fiscal year 2002 income, payment of accrued interest expense and payments related to the Oilfield Services liabilities retained.

     Capital expenditures totaled $2,476 during the three months ended December 31, 2002. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2003 capital expenditure requirements.

     Cash used for financing activities was $103,274 during the three months ended December 31, 2002 compared to cash used of $4,437 during the three months ended December 31, 2001. The change was primarily the result of increased debt repayments due to the retirement of $104,480 of Senior Notes during the three months ended December 31, 2002.

     As of December 31, 2002, the Company had approximately $17,200 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of December 31, 2002, the Company had approximately $9,700 of borrowing capacity under the domestic credit facility.

     The Company's foreign credit facilities are generally secured by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company's domestic credit facility is secured by domestic receivables, inventory and certain domestic property, plant and equipment and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (1/4%) percent per annum in excess of the prime rate or two and one-quarter (2 1/4%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company's leverage ratio, as defined, and excess credit availability under the credit facility. The Company's domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

     The Company's domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any "change of control" of the Company or its restricted subsidiaries will constitute a default under the facility ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity,
(iii) any person or group becoming beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being "continuing directors" where "continuing directors" means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the "continuing directors" who were members of the board at the time of such nomination or election).

     The Company anticipates that existing cash balances, together with the borrowing capacity will provide adequate liquidity for fiscal 2003. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company's capital requirements in the long-term.

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

ON-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
-----------------------------------------

                                                                                          WEIGHTED
                                                            US$ EQUIVALENT         AVERAGE INTEREST RATE
                                                         ---------------------     ---------------------
                                                             DECEMBER 31,              DECEMBER 31,
                                                         ---------------------     ---------------------
                                                            2002       2001           2002       2001
                                                         --------     --------     --------     --------
CURRENCY DENOMINATION
British Pounds Sterling (1)                              $  2,144     $  1,407         5.75%        6.25%
U.S. Dollar (1)                                             1,250           --         4.75%          --
New Zealand Dollar (1)                                        968        1,379         7.17%        6.61%
Euro (1)                                                      736        3,598         6.00%        6.11%
Swedish Krona (1)                                             630           --         5.45%          --
-------------
(1) Maturity dates are expected to be less than one year.



                                        DECEMBER 31, 2002             DECEMBER 31, 2001
                                   ---------------------------  -----------------------------
RECEIVE US$/PAY NZ$:
---------------------------------
Contract Amount                    US $227                      US $380
Average Contractual Exchange Rate  (US$/NZ$) .5082              (US$/NZ$) .4159
Expected Maturity Dates            January 2003                 January through February 2002

RECEIVE US$/PAY AUSTRALIAN $:
---------------------------------
Contract Amount                    US $1,891                    US $1,075
Average Contractual Exchange Rate  (US$/A$) .5591               (US$/A$) .5125
Expected Maturity Dates            January through  March 2003  January through March 2002


ITEM  4.  CONTROLS  AND  PROCEDURES

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

PART  II   OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     See  Part  I,  Item  3  in the Company's Form 10-K dated December 20, 2002.

ITEM  5.  OTHER  INFORMATION

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


EXHIBIT NO.  EXHIBIT
-----------  -------

       4.1  -   Third Supplemental Indenture, dated November 1, 2002 among the Registrant, ICO P&O, Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.6 to Form 10-K dated December
                20, 2002)
      10.1  -   First Amendment to Employment Agreement by and between the Registrant and Christopher N.
                 O'Sullivan dated October 23, 2002 (filed as Exhibit 10.10 to Form 10-K dated December 20,
                2002)
      10.2  -   First Amendment to Employment Agreement by and between the Registrant and Timothy J.
                Gollin dated October 31, 2002 (filed as Exhibit 10.12 to Form 10-K dated December 20, 2002)
      10.3  -   Second Amendment to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated October 24, 2002 (filed as Exhibit 10.15 to Form 10-K dated December 20, 2002)
     10.4*  -   Third Amendment to First Amended and Restated Employment Agreement by and between the
                Registrant and Jon C. Biro dated January 15, 2003
      10.5  -   First Amendment to Employment Agreement by and between the Registrant and Charlotte J.
                Fischer dated October 24, 2002 (filed as Exhibit 10.17 to Form 10-K dated December 20, 2002)
      10.6  -   Employment Agreement dated February 15, 2001 by and between the Registrant's subsidiary and
                Brad Leuschner (filed as Exhibit 10.18 to Form 10-K dated December 20, 2002)
      10.7  -   Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31, 2002 (filed as Exhibit 10.19 to Form 10-K dated December 20, 2002)
      10.8  -   Second Amendment to Employment Agreement by and between the Registrant and Brad
                Leuschner dated October 31, 2002 (filed as Exhibit 10.20 to Form 10-K dated
                December 20, 2002)

---------------
*Filed herewith

(b)  Reports  on  Form  8-K  -  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ICO, Inc.
                                       -----------------------------------------
                                       (Registrant)


February  14,  2002
                                       /s/ Jon C. Biro
                                       -----------------------------------------
                                       Jon C. Biro
                                       Chief Financial Officer and Treasurer


                                       /s/ Bradley T. Leuschner
                                       -----------------------------------------
                                       Bradley  T.  Leuschner
                                       Chief  Accounting  Officer

                                  CERTIFICATION
                                  -------------

I, Timothy J. Gollin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICO, Inc. (the "Company") for the period ending December 31, 2002;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Timothy J. Gollin
-----------------------------
Name: Timothy J. Gollin
      Chief Executive Officer
Date: February 13, 2003

                                  CERTIFICATION
                                  -------------

I, Jon C. Biro, certify that:

1. I have reviewed this quarterly report on Form 10-K of ICO, Inc. (the "Company") for the period ending December 31, 2002;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jon C. Biro
-------------------------------------------
Name: Jon C. Biro
      Chief Financial Officer and Treasurer
Date: February 13, 2003