Form 10-Q
period 2003-03-31
ICO INC
filed 2003-05-14
CIK 353567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

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

                                   YES [X] NO [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES [ ] NO [X]

                Common stock, without par value 24,892,951 shares
                         outstanding as of May 14, 2003

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                      PAGE

    Item 1.  Financial Statements
        Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002 . .    3

        Consolidated Statement of Operations for the Three and Six Months
        Ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Comprehensive Income (Loss) for the Three
        and Six Months Ended March 31, 2003 and 2002. . . . . . . . . . . . . . . .    5

        Consolidated Statements of Cash Flows for the Six Months Ended
        March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . .    6

        Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .    7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .   11

    Item 3. Quantitative and Qualitative Disclosures About Market Risks . . . . . .   16

    Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .   17


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   17

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .   17

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   18

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)

                                                                                  MARCH 31,          SEPTEMBER 30,
                                                                                    2003                 2002
                                                                                 -----------          -----------
ASSETS
------
Current assets:
 Cash and cash equivalents                                                       $    2,718             $ 129,072
 Trade accounts receivables (less allowance for doubtful accounts of $1,859
   and $1,695, respectively)                                                         44,764                39,498
 Inventories (less inventory reserve of $581 and $502, respectively)                 26,431                19,367
 Prepaid expenses and other                                                           8,959                11,603
 Oilfield Services assets held for sale                                               4,154                 2,783
                                                                                 ----------             ---------
   Total current assets                                                              87,026               202,323
                                                                                 ----------             ---------
Property, plant and equipment, net                                                   65,781                62,607
Goodwill                                                                              7,974                36,669
Other                                                                                 1,366                 3,082
                                                                                 ----------             ---------
      Total assets                                                               $  162,147             $ 304,681
                                                                                 ==========             =========

LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
--------------------------------------------------------------------------
Current liabilities:
 Short-term borrowings and current portion of long-term debt                     $    8,259             $   7,361
 Accounts payable                                                                    25,040                19,062
 Accrued interest                                                                       400                 4,006
 Accrued salaries and wages                                                           2,730                 2,319
 Income taxes payable                                                                 1,606                 8,247
 Other accrued expenses                                                               8,800                 8,760
 Oilfield Services liabilities held for sale and retained                             2,646                 6,629
                                                                                 ----------             ---------
   Total current liabilities                                                         49,481                56,384
                                                                                 ----------             ---------

Deferred income taxes                                                                 5,494                 6,525
Long-term liabilities                                                                 1,549                 1,406
Long-term debt, net of current portion                                               23,742               128,877
                                                                                 ----------             ---------
   Total liabilities                                                                 80,266               193,192
                                                                                 ----------             ---------

Commitments and contingencies                                                            --                    --
Stockholders' equity:
 Preferred stock, without par value - 345,000 shares authorized; 322,500
   Shares issued and outstanding with a liquidation preference of $32,250                13                    13
 Undesignated preferred stock, without par value- 105,000 shares authorized;
   0 shares issued and outstanding                                                       --                    --
 Junior participating preferred stock, without par value
   50,000 shares authorized; 0 shares issued and outstanding                             --                    --
 Common stock, without par value  50,000,000 shares authorized;
   24,886,076 and 24,450,345 shares issued and outstanding, respectively             43,253                42,674
 Additional paid-in capital                                                         103,248               103,157
 Accumulated other comprehensive loss                                                (6,510)               (9,608)
 Accumulated deficit                                                                (58,123)              (24,747)
                                                                                 ----------             ---------
   Total stockholders' equity                                                        81,881               111,489
                                                                                 ----------             ---------
      Total liabilities and stockholders' equity                                 $  162,147             $ 304,681
                                                                                 ==========             =========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Unaudited and in thousands, except share data)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               MARCH 31,                   MARCH 31,
                                                                     ---------------------------  ---------------------------
                                                                         2003          2002           2003          2002
                                                                     ------------  -------------  ------------  -------------
Revenues                                                             $    53,504   $     41,838   $    98,752   $     84,708
Cost and expenses:
       Cost of sales and services                                         43,547         33,028        81,475         68,681
       Selling, general and administrative expense                         9,026          7,980        17,049         14,702
       Stock option compensation expense                                      29             --            92             --
       Depreciation                                                        2,237          2,042         4,321          4,057
       Amortization                                                           56            514           186          1,031
                                                                     -----------   ------------   -----------   ------------
Operating loss                                                            (1,391)        (1,726)       (4,371)        (3,763)
Other income (expense):
       Interest income                                                        24            113           274            288
       Interest expense                                                     (666)        (3,392)       (2,452)        (6,808)
       Other                                                                   1            475           520            964
                                                                     -----------   ------------   -----------   ------------
Loss from continuing operations before income taxes and
       cumulative effect of change in accounting principle                (2,032)        (4,530)       (6,029)        (9,319)
Benefit for income taxes                                                    (349)        (1,552)       (1,512)        (2,054)
                                                                     -----------   ------------   -----------   ------------
Loss from continuing operations before cumulative effect of change
       in accounting principle                                            (1,683)        (2,978)       (4,517)        (7,265)
Income from discontinued operations, net of provision for income
       taxes of $224, $1,111, $290 and $1,591, respectively                   32          1,675           548          2,377
                                                                     -----------   ------------   -----------   ------------
Net loss before cumulative effect of change in accounting principle       (1,651)        (1,303)       (3,969)        (4,888)
Cumulative effect of change in accounting principle, net of benefit
       for income taxes of $0, $0, $(580) and $0 respectively                 --             --       (28,863)            --
                                                                     -----------   ------------   -----------   ------------
Net loss                                                             $    (1,651)  $     (1,303)  $   (32,832)  $     (4,888)
                                                                     -----------   ------------   -----------   ------------
Preferred dividends                                                           --           (544)         (544)        (1,088)
                                                                     -----------   ------------   -----------   ------------
Net loss applicable to common stock                                  $    (1,651)  $     (1,847)  $   (33,376)  $     (5,976)
                                                                     ===========   ============   ===========   ============
Basic and diluted income (loss) per share:
 Loss from continuing operations before cumulative effect
       of change in accounting principle                             $      (.07)  $       (.15)  $      (.20)  $       (.35)
 Income from discontinued operations                                          --            .07           .02            .10
                                                                     -----------   ------------   -----------   ------------
 Net loss before cumulative effect of change in accounting
       Principle                                                            (.07)          (.08)         (.18)          (.25)
 Cumulative effect of change in accounting principle                          --             --         (1.17)            --
                                                                     -----------   ------------   -----------   ------------
 Basic and diluted net loss per common share                         $      (.07)  $       (.08)  $     (1.35)  $       (.25)
                                                                     ===========   ============   ===========   ============

Basic and diluted weighted average shares outstanding                 24,809,000     23,712,000    24,739,000     23,586,000


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)


                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                             ------------------  -------------------
                                               2003      2002      2003       2002
                                             --------  --------  ---------  --------
Net loss                                     $(1,651)  $(1,303)  $(32,832)  $(4,888)
Other comprehensive income (loss)
 Foreign currency translation adjustment       1,428        36      3,161      (740)
 Unrealized loss on foreign currency hedges      (45)      (27)       (63)      (27)
                                             -------   -------   --------   -------
Comprehensive loss                           $  (268)  $(1,294)  $(29,734)  $(5,655)
                                             =======   =======   ========   =======


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     ---------------------
                                                                                        2003        2002
                                                                                     ----------  ---------
Cash flows from operating activities:
   Net loss from continuing operations                                               $ (33,380)  $ (7,265)
Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Depreciation and amortization                                                         4,507      5,088
   Proxy contest expense                                                                    --        746
   Gain on sale of fixed assets                                                            (61)      (552)
   Cumulative effect of change in accounting principle before tax                       29,443         --
   Stock option compensation expense                                                        92         --
   Gain on early retirement of debt                                                        (14)      (489)
   Matching contribution to employee savings plan                                          235        408
   Unrealized gain on foreign currency                                                    (485)        --

   Changes in assets and liabilities, net of the effects of business acquisitions:
     Receivables                                                                        (2,609)     1,712
     Inventories                                                                        (5,218)     2,489
     Prepaid expenses and other assets                                                    (650)      (276)
     Income taxes payable                                                               (6,682)       280
     Deferred taxes                                                                     (2,382)    (2,026)
     Accounts payable                                                                    4,951     (3,437)
     Accrued interest                                                                   (3,606)       (65)
     Accrued expenses                                                                      390        548
                                                                                     ---------   --------
         Total adjustments                                                              17,911      4,426
                                                                                     ---------   --------
     Net cash used for operating activities for continuing operations                  (15,469)    (2,839)
     Net cash provided by (used for) operating activities for discontinued
        Operations                                                                        (998)     5,618
                                                                                     ---------   --------
        Net cash provided by (used for) operating activities                           (16,467)     2,779
                                                                                     ---------   --------
Cash flows used for investing activities:
   Capital expenditures                                                                 (5,472)    (4,412)
   Proceeds from dispositions of property, plant and equipment                             251        472
                                                                                     ---------   --------
     Net cash used for investing activities for continuing operations                   (5,221)    (3,940)
     Net cash used for investing activities for discontinued operations                     --     (5,416)
                                                                                     ---------   --------
        Net cash used for investing activities                                          (5,221)    (9,356)
                                                                                     ---------   --------
Cash flows used for financing activities:
   Payment of dividend on preferred stock                                               (1,088)    (1,088)
   Proceeds from debt                                                                      361         --
   Term debt repayments                                                               (103,735)    (5,755)
   Debt retirement costs                                                                  (483)       (50)
                                                                                     ---------   --------
     Net cash used for financing activities for continuing operations                 (104,945)    (6,893)
     Net cash used for financing activities for discontinued operations                     --       (293)
                                                                                     ---------   --------
        Net cash used for financing activities                                        (104,945)    (7,186)
                                                                                     ---------   --------
Effect of exchange rates on cash                                                           279       (100)
                                                                                     ---------   --------
Net decrease in cash and equivalents                                                  (126,354)   (13,863)
Cash and equivalents at beginning of period                                            129,072     31,642
                                                                                     ---------   --------
Cash and equivalents at end of period                                                $   2,718   $ 17,779
                                                                                     =========   ========


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited and in thousands, except share and per share data)

NOTE  1.  BASIS  OF  FINANCIAL  STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial
Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2002 for ICO, Inc. (the Company). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2003, the results of operations for the three and six months ended March 31, 2003 and 2002 and the changes in its cash position for the three and six months ended March 31, 2003 and 2002. Results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE  2.  STOCK  OPTION  PLANS

     Prior to fiscal year 2003, the Company accounted for its stock option plans under recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest immediately or may vest over periods of up to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                 THREE MONTHS         SIX MONTHS
                                                                ENDED MARCH 31,     ENDED MARCH 31,
                                                              ------------------  ------------------
                                                                2003      2002      2003      2002
                                                              --------  --------  --------  --------
Net loss before cumulative effect of change in accounting
     principle, as reported                                   $(1,651)  $(1,303)  $(3,969)  $(4,888)
Add:  Stock-based employee compensation expense included in
     reported net income                                           29        --        92        --
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards      (29)     (346)      (92)     (346)
                                                              -------   -------   -------   -------
Pro forma net loss                                            $(1,651)  $(1,649)  $(3,969)  $(5,234)
                                                              =======   =======   =======   =======
Basic and diluted loss per share, as reported                 $  (.07)  $  (.08)  $ (1.35)  $  (.25)
                                                              =======   =======   =======   =======
Basic and diluted loss per share, pro forma                   $  (.07)  $  (.09)  $ (1.35)  $  (.27)
                                                              =======   =======   =======   =======


NOTE  3.  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. The goodwill impaired was derived from business acquisitions made before fiscal year 2001. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual amortization expense, assuming no additional impairment of goodwill. The following proforma information adjusts the historical financial information to reflect the effect of not amortizing goodwill in accordance with SFAS 142.

                                                                                THREE MONTHS          SIX MONTHS
                                                                               ENDED MARCH 31,      ENDED MARCH 31,
                                                                              ------------------  ------------------

                                                                                2003      2002      2003       2002
                                                                              --------  --------  --------- --------
Reported net loss before cumulative effect of change in accounting principle  $(1,651)  $(1,303)  $ (3,969)  $(4,888)
Add back:  goodwill amortization, net of income taxes of $0, $14, $0 and
   $33, respectively                                                               --       271         --       536
                                                                              -------   -------   --------   -------
Adjusted net loss before cumulative effect of change in accounting principle   (1,651)   (1,032)    (3,969)   (4,352)
Cumulative effect of change in accounting principle                                --        --    (28,863)       --
                                                                              -------   -------   --------   -------
Adjusted net loss                                                             $(1,651)  $(1,032)  $(32,832)  $(4,352)
                                                                              =======   =======   ========   =======
Basic and diluted income (loss) per share:
Reported net loss before cumulative effect of change in accounting principle  $  (.07)  $  (.08)  $   (.18)  $  (.25)
Add back:  goodwill amortization, net of income taxes of $0, $14, $0
   and $33, respectively                                                           --       .01         --       .02
                                                                              -------   -------   --------   -------
Adjusted net loss before cumulative effect of change in accounting principle     (.07)     (.07)      (.18)     (.23)
Cumulative effect of change in accounting principle                                --        --      (1.17)       --
                                                                              -------   -------   --------   -------
Adjusted net loss                                                             $  (.07)  $  (.07)  $  (1.35)  $  (.23)
                                                                              =======   =======   ========   =======

NOTE  4.  EARNINGS  PER  SHARE  AND  STOCKHOLDERS'  EQUITY

     Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and six months ended March 31, 2003 and March 31, 2002, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for both the three and six months ended March 31, 2003 was 4,794,000 compared to 5,902,000 for the three and six months ended March 31, 2002.

NOTE  5.  INVENTORIES

       Inventories  consisted  of  the  following:

                  MARCH 31, 2003   SEPTEMBER 30, 2002
                  --------------   ------------------
Finished goods    $        8,777   $            7,547
Raw materials             15,965               10,664
Work in progress             289                  201
Supplies                   1,400                  955
                  --------------   ------------------
Total inventory   $       26,431   $           19,367
                  ==============   ==================

NOTE  6.  INCOME  TAXES

     The Company's effective income tax rates were benefits of 17% and 25% during the three and six months ended March 31, 2003, respectively, compared to benefits of 34% and 22% for the three and six months ended March 31, 2002. The decrease in the tax rate for the three months ended March 31, 2003 compared to the same quarter of fiscal 2002 was due to not recognizing tax benefits of fiscal 2003 losses generated by two of the Company's foreign operations. A tax benefit for fiscal 2003 losses was not recognized because it is more likely than not that the related deferred tax asset would not be realized. The Company's tax rate increased during the six months ended March 31, 2003 due to the effects of a valuation allowance of $754 placed against the benefit of U.S. net operating losses expiring during the six months ended March 31, 2002. This was offset by an effective tax rate decline in fiscal 2003 because the Company ceased amortizing goodwill during fiscal year 2003 (as discussed in Note 2- "Cumulative Effect of Change in Accounting Principle").

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

     The Company has letters of credit outstanding in the United States of approximately $2,400 and $2,405 as of March 31, 2003 and September 30, 2002, respectively and foreign letters of credit outstanding of $3,450 and $2,290 as of March 31, 2003 and September 30, 2002, respectively.

     Varco Indemnification Claims. Under the terms of the purchase agreement relating to the sale of substantially all of the Company's Oilfield Services business to Varco, the Company has agreed, subject to certain limitations, to indemnify Varco for losses arising out of our breach of the representations and warranties contained in the purchase agreement, and has placed $5,000 of the sale proceeds in escrow through September 9, 2003 to be used to pay for our indemnification obligations, should they arise. To date, Varco has submitted demands for indemnification asserting aggregated losses in the range of $4,107 to $4,925. These indemnity demands relate to environmental claims arising out of operations at two of the Company's former plants located in Houston, Texas, and one plant located in Broussard, Louisiana. While we do not believe that Varco has submitted any indemnifiable claims, we are investigating the substance of the demands made by Varco. Because we cannot determine the validity of these claims at this time, we have not reserved any amounts on our balance sheet in contemplation of such liabilities. We can, however, give no assurance that the Company will not be liable for these amounts or any additional amounts under the indemnification provisions of the purchase agreement.

     Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty. For a description of the Company's legal proceedings, see Part I, Item 3 of the Company's Form 10-K filed December 20, 2002.

NOTE  8.  DISCONTINUED  OPERATIONS

     On September 6, 2002, ICO, Inc. (the "Company") completed the sale of substantially all of its oilfield services business ("Oilfield Services") to Varco International, Inc. ("Varco"). The initial purchase price was subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds had been placed in escrow. The post-closing working capital adjustment was settled on January 17, 2003 for $2,390. At September 30, 2002, the Company had recorded a receivable of $1,808 which was the initial amount computed by Varco. The additional $582 was recorded as additional gain on disposition of Oilfield Services and recorded during the three months ended December 31, 2002. Additionally, $5,000 of the sales proceeds were placed in escrow and will remain in escrow for one year from the date of the sale. The escrowed funds will be used to cover any indemnification claims by Varco against the Company. The $5,000 is included in "prepaid expenses and other" on the consolidated balance sheet (see Note 7- "Commitments and Contingencies"). In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The Company is currently actively marketing the remaining Oilfield Services operation for sale.

     Assets and liabilities (including those retained) of discontinued operations are as follows:

                                                                  MARCH 31,  SEPTEMBER 30,
                                                                    2003         2002
                                                                 ----------  -------------
ASSETS
------
Trade accounts receivables                                       $    1,697  $         495
Inventories                                                             392            435
Property, plant and equipment, net                                      407            407
Goodwill                                                              1,446          1,446
Other                                                                   212             --
                                                                 ----------  -------------
 Total Oilfield Services assets held for sale                    $    4,154  $       2,783
                                                                 ==========  =============

LIABILITIES
-----------
Accounts payable                                                 $      216  $         458
Accrued insurance                                                     1,659          2,261
Litigation settlement                                                   115          2,850
Other                                                                   656          1,060
                                                                 ----------  -------------
 Total Oilfield Services liabilities held for sale and retained  $    2,646  $       6,629
                                                                 ==========  =============

     Of the $2,646 and $6,629 Oilfield Services liabilities held for sale and retained as of March 31, 2003 and September 30, 2002, respectively, $229 and $222 relate to Oilfield Services liabilities held for sale. The remaining $2,417 and $6,407 as of March 31, 2003 and September 30, 2002, respectively, were retained by the Company in connection with the sale of the Oilfield Services business to Varco, less amounts paid since the date of the sale.

NOTE  9.  LONG-TERM  DEBT

     During the the first quarter of fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company's Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services.

     During the first quarter of fiscal 2002, the Company repurchased $2,250 principal amount of its 10 3/8% Senior Notes due 2007, recognizing a net gain of $489.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 became effective for the Company on October 1, 2002, and the Company's early retirement of the Senior Notes is not considered extraordinary under APB No. 30. Therefore, the Company has recorded the gains of $14 and $489 as other income in the consolidated statement of operations for the six months ended March 31, 2003 and 2002, respectively.

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

ON-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
-----------------------------------------

                                                                                               WEIGHTED
                                                                    US$ EQUIVALENT       AVERAGE INTEREST RATE
                                                            -------------------------  -------------------------
                                                            MARCH 31,   SEPTEMBER 30,  MARCH 31,  SEPTEMBER 30,
CURRENCY DENOMINATION                                          2003          2002         2003         2002
---------------------                                       ---------   -------------  ---------  --------------
British Pounds Sterling (1)                                 $    2,100  $       2,815      5.75%          5.75%
U.S. Dollar (1)                                                  1,550             --      4.75%            --
New Zealand Dollar (1)                                             782            521      7.23%          6.61%
Euro (1)                                                           142            715      6.00%          5.73%
Swedish Krona (1)                                                  692            446      5.45%          4.90%
Malaysian Ringett (1)                                               62             71      8.15%          8.75%
(1) Maturity dates are expected to be less than one year.


                                         MARCH 31, 2003                  SEPTEMBER 30, 2002
                                   ----------------------------  ----------------------------------
RECEIVE US$/PAY NZ$:
--------------------
Contract Amount                    US $451                       None
Average Contractual Exchange Rate  (US$/NZ$) .5478
Expected Maturity Dates            April 2003

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                    US $2,456                     US $770
Average Contractual Exchange Rate  (US$/A$) .5904                (US$/A$) .5421
Expected Maturity Dates            April 2003 through June 2003  October 2002 through November 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INTRODUCTION
------------

     The Company's revenues are primarily derived from (1) product sales and (2) toll services in the polymers processing industry. Product sales involve the Company purchasing resin which is further processed within the Company's operating facilities. The further processing of the material may involve size reduction services and/or compounding services. Compounding services include the manufacture and sale of concentrates. After processing, the Company then sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed using customer owned material. Service revenues are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment to third parties.

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

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

     The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2003 and 2002.

                         THREE MONTHS ENDED  SIX MONTHS ENDED
                             MARCH 31,          MARCH 31,
                         ------------------  -----------------
                           2003      2002      2003     2002
                         --------  --------  --------  -------
Net revenues             $  4,120  $   (410) $  7,510  $  (790)
Operating income (loss)       130       (20)       70      (10)
Pre-tax loss                   80       (20)      (30)     (10)
Net loss                       --       (10)   (1,880)      --



     Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest over periods ranging from immediate vesting to five years (see Note 2- "Stock Option Plans").

RESULTS  OF  OPERATIONS
-----------------------

Three and Six Months Ended March 31, 2003 Compared to the Three and Six Months Ended March 31, 2002

     REVENUES. Revenues increased $11,666 or 28% and $14,044 or 17% during the three and six months ended March 31, 2003, respectively, compared to the same period of fiscal 2002. Product sales revenues increased $12,681 or 39% to $45,243 for the three months ended March 31, 2003 and $15,319 or 23% to $82,513 for the six months ended March 31, 2003 compared to the same periods of fiscal 2002. The increase in product sales revenue was caused by an increase in product sales volumes, and in particular, sales of the Company's powders for the rotational molding industry, and stronger foreign currencies compared to the U.S. Dollar (See Item 2. Management's discussion and analysis of financial condition and results of operations- "Critical Accounting Policies"). Toll service revenues declined $1,015 or 11% to $8,261 during the three months ended March 31, 2003 and $1,275 or 7% to $16,239 during the six months ended March 31, 2003, compared to the same periods of fiscal 2002, respectively. The declines were caused by lower processing volumes in the United States and Europe resulting from reduced customer demand, offset by the impact of stronger foreign currencies compared to the U.S. Dollar.

     COSTS AND EXPENSES. Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) declined to 18.6% and 17.5%, during the three and six months ended March 31, 2003, compared to 21.1% and 18.9%, during the three and six months ended March 31, 2002, respectively. Gross margins declined due to a change in revenue mix resulting from an increase in product sales combined with a decline in toll processing volumes. Service revenues generally provide higher profit margins because, unlike product sales, the Company does not purchase raw materials for these transactions. The change in revenue mix was particularly pronounced within the Company's European and North American operations. Weak operating performance of the Company's Italian and Swedish business units also contributed to the decline in gross margins. Strong results generated by the Company's Asian operations partially offset the adverse impact of the factors discussed above.

     Selling, general and administrative expenses increased $1,046 or 13% during the three months ended March 31, 2003 and $2,347 or 16% during the six months ended March 31, 2003, compared to the same periods of fiscal 2002. As a percentage of revenues, selling, general and administrative expenses were 16.9% and 17.3%, during the three and six months ended March 31, 2003 compared to 19.1% and 17.4% for the three and six months ended March 31, 2002. The 2002 periods include $746 of proxy contest expenses related to the Company's payment to TSP of 528,834 shares of common stock with a value of $746, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001 regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors. The increase in sales, general and administrative expenses was due to the strengthening of the Euro and other foreign currencies relative to the U.S. Dollar, an increase in sales and marketing expenses relating to the Company's effort to increase product sales revenues, an increase in compensation expenses due to an increase in the number of Corporate office employees and an increase in expenses incurred by the Company's Brazilian operations which began production in September 2002.

     Depreciation and amortization expenses decreased to $2,293 and $4,507 during the three and six months ended March 31, 2003 from $2,556 and $5,088 during the same period of fiscal 2002. These declines were primarily due to the Company no longer amortizing goodwill as a result of the adoption of FAS 142 (See Note 3- "Cumulative Effect of Change in Accounting Principle").

     OTHER INCOME (EXPENSE). Other income (expense) for the three and six months ended March 31, 2003 was $(641) and $(1,658) compared to $(2,804) and $(5,556) for the same periods in 2002. This decline in expense was due to a reduction in net interest expenses of $2,637 or 80% during the three months ended March 31, 2003 and $4,342 or 67% for the six months ended March 31, 2002. The decline in interest expense was primarily due to the repurchase of $104,480 of Senior Notes during the first quarter of fiscal 2003.

     INCOME TAXES. The Company's effective income tax rates were benefits of 17% and 25% during the three and six months ended March 31, 2003, respectively, compared to benefits of 34% and 22% for the three and six months ended March 31, 2002. The decrease in the tax rate for the three months ended March 31, 2003 compared to the same quarter of fiscal 2002 was due to not recognizing tax benefits of fiscal 2003 losses generated by two of the Company's foreign operations. A tax benefit for fiscal 2003 losses was not recognized because it is more likely than not that the related deferred tax asset would not be realized. The Company's tax rate increased during the six months ended March 31, 2003 due to the effects of a valuation allowance of $754 placed against the benefit of U.S. net operating losses expiring during the six months ended March 31, 2002. This was offset by an effective tax rate decline in fiscal 2003 because the Company ceased amortizing goodwill during fiscal year 2003 (as discussed in Note 2- "Cumulative Effect of Change in Accounting Principle").

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. Management is currently actively marketing the remaining Oilfield Services operation for sale.


                                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                          MARCH 31,         MARCH 31,
                                                                    ------------------  -----------------
                                                                      2003      2002      2003     2002
                                                                    --------  --------  -------  --------
Revenues                                                            $  1,473  $ 29,739  $ 2,943  $ 59,845
Operating income                                                         260     2,790      260     4,037
Income from discontinued operations before gain on disposal, net
  of income taxes                                                        169     1,675      169     2,377
Gain on disposal of discontinued operations, net of income taxes of
   $135, $0, $201 and $0                                                (137)       --      379        --



     Income from discontinued operations before the gain on disposition, net of income taxes, decreased due to the sale of substantially all of the Company's Oilfield Services business. The gain on disposition of discontinued operations, net of income taxes, is due to the finalization of the post-closing working capital adjustment (See Note 8- "Discontinued Operations" for further discussion of this gain).

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized, but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. The goodwill impaired was derived from business acquisitions made before fiscal year 2001. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual amortization expense, assuming no additional impairment of goodwill.

     NET LOSS. For the three and six months ended March 31, 2003, the Company generated net losses of $(1,651) and $(32,832), compared to net losses of $(1,303) and $(4,888) for the comparable period in fiscal 2002, due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES. The following are considered by management as key measures of liquidity applicable to the Company:

                               MARCH 31, 2003     SEPTEMBER 30, 2002
                               --------------     ------------------
Cash and cash equivalents      $        2,718     $          129,072
Working capital                        37,545                145,939

     Cash and cash equivalents declined $126,354 and working capital declined $108,394 during the six months ended March 31, 2003 due to the factors described below.

     For the six months ended March 31, 2003, cash provided by (used for) operating activities relating to continuing operations decreased to $(15,469) compared to cash used for of $(2,839) during the six months ended March 31, 2002. The increase in cash used for operating activities occurred primarily due to the tax payment made on the Company's fiscal year 2002 taxable income, an increase in accounts receivable and inventory and payment of accrued interest expense, offset by an increase in accounts payable.

     Capital expenditures totaled $5,472 during the six months ended March 31, 2003. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2003 capital expenditure requirements.

     Cash used for financing activities was $104,945 during the six months ended March 31, 2003 compared to cash used of $6,893 during the six months ended March 31, 2002. The change was primarily the result of increased debt repayments due to the retirement of $104,480 of Senior Notes during the first quarter of fiscal year 2003.

     As of March 31, 2003 the Company had approximately $18,500 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of March 31, 2003, the Company had approximately $11,600 of borrowing capacity under the domestic credit facility.

     The Company's foreign credit facilities are generally secured by assets owned by foreign subsidiaries of the Company and also carry various financial covenants. The Company's domestic credit facility is secured by domestic receivables, inventory and certain domestic property, plant and equipment and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (1/4%) percent per annum in excess of the prime rate or two and one-quarter (2 1/4%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company's leverage ratio, as defined, and excess credit availability under the credit facility. The Company's domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

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

     The Company anticipates that existing cash balances, together with the borrowing capacity will provide adequate liquidity for fiscal 2003. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company's capital requirements during fiscal year 2004 and beyond.

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

ON-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
-----------------------------------------

                                                                                               WEIGHTED
                                                                  US$ EQUIVALENT         AVERAGE INTEREST RATE
                                                            -------------------------  -------------------------
                                                            MARCH 31,   SEPTEMBER 30,  MARCH 31,  SEPTEMBER 30,
CURRENCY DENOMINATION                                          2003          2002         2003         2002
---------------------                                       ---------   -------------  ---------  --------------
British Pounds Sterling (1)                                 $    2,100  $       2,815      5.75%          5.75%
U.S. Dollar (1)                                                  1,550             --      4.75%            --
New Zealand Dollar (1)                                             782            521      7.23%          6.61%
Euro (1)                                                           142            715      6.00%          5.73%
Swedish Krona (1)                                                  692            446      5.45%          4.90%
Malaysian Ringett (1)                                               62             71      8.15%          8.75%
(1) Maturity dates are expected to be less than one year.


                                         MARCH 31, 2003                  SEPTEMBER 30, 2002
                                   ----------------------------  ----------------------------------
RECEIVE US$/PAY NZ$:
--------------------
Contract Amount                    US $451                       None
Average Contractual Exchange Rate  (US$/NZ$) .5478
Expected Maturity Dates            April 2003

RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                    US $2,456                     US $770
Average Contractual Exchange Rate  (US$/A$) .5904                (US$/A$) .5421
Expected Maturity Dates            April 2003 through June 2003  October 2002 through November 2002

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


PART  II  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     For a description of the Company's legal proceedings, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1, of this quarterly report on Form 10-Q and Part I, Item 3 of the Company's Form 10-K filed December 20, 2002.

ITEM  5.  OTHER  INFORMATION

     On March 26, 2003, the Compensation Committee of the Company's Board of Directors notified Tim Gollin, Chief Executive Officer, and Chris O'Sullivan,
President and Chairman of the Company (the "Employees"), of the Committee's intention to renegotiate the employment contracts between the Employees and the Company, which, unless extended, expire on June 20, 2003. The Compensation Committee indicated that it believed renegotiation of these agreements was appropriate in light of the reduced size and profitability of the Company. In connection with these renegotiations, the Compensation Committee elected not to renew the existing employment agreements. Under the terms of each of the existing agreements, if the agreement is not renewed as a consequence of a termination notice from the Company to the Employee, then the Employee is entitled to receive a severance payment of one years' base salary. At this time, the Company anticipates that new employment agreements will be entered into with each Employee, and that no terminations will occur.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - Reference is hereby made to the exhibit index which appears below.

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


EXHIBIT NO.  EXHIBIT
-----------  -------
      99.1*    -   Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
      99.2*    -   Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350

*Filed herewith

(b)     Reports  on  Form  8-K

     On February 20, 2003, the Company filed a Current Report on Form 8-K to report that the Dividend Committee of the Company's Board of Directors had determined not to declare any dividend for the quarter ending March 31, 2003 on its depositary shares, each such depositary share representing 1/4 of a share of the Company's $6.75 convertible exchangeable preferred stock.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ICO, Inc.
                                       -----------------------------------------
                                       (Registrant)


May  14,  2003
                                       /s/ Jon C. Biro
                                       -----------------------------------------
                                       Jon C. Biro
                                       Chief Financial Officer and Treasurer


                                       /s/ Bradley T. Leuschner
                                       -----------------------------------------
                                       Bradley  T.  Leuschner
                                       Chief  Accounting  Officer

                                  CERTIFICATION
                                  -------------

I, Timothy J. Gollin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICO, Inc. (the "Company") for the period ending March 31, 2003;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Timothy J. Gollin
-----------------------------
Name: Timothy J. Gollin
      Chief Executive Officer
Date: May 14, 2003

                                  CERTIFICATION
                                  -------------

I, Jon C. Biro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICO, Inc. (the "Company") for the period ending March 31, 2003;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jon C. Biro
-------------------------------------------
Name: Jon C. Biro
      Chief Financial Officer and Treasurer
Date: May 14, 2003