Form 10-Q
period 2003-06-30
ICO INC
filed 2003-08-14
CIK 353567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                   YES [ ] NO [X]

                Common stock, without par value 25,010,012 shares
                        outstanding as of August 14, 2003

                                    ICO, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                      PAGE

    Item 1.  Financial Statements
        Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002. . .    3

        Consolidated Statement of Operations for the Three and Nine Months
        Ended June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Comprehensive Income (Loss) for the Three
        and Nine Months Ended June 30, 2003 and 2002. . . . . . . . . . . . . . . .    5

        Consolidated Statements of Cash Flows for the Nine Months Ended
        June 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .    6

        Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .    7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .   14

    Item 3. Quantitative and Qualitative Disclosures About Market Risks . . . . . .   21

    Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .   21


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   22

    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .   22

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   22

                                    ICO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited and in thousands, except share data)


                                                                                    JUNE 30,    SEPTEMBER 30,
                                                                                      2003          2002
                                                                                 ------------   ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $      1,552   $    129,072
    Trade accounts receivables (less allowance for doubtful accounts of $1,998
      and $1,695, respectively)                                                        45,964         39,498
    Inventories (less inventory reserve of $1,102 and $502, respectively)              25,833         19,367
    Prepaid expenses and other                                                          9,118         11,603
    Oilfield Services assets held for sale                                              3,882          2,783
                                                                                 ------------   ------------
        Total current assets                                                           86,349        202,323
                                                                                 ------------   ------------
Property, plant and equipment, net                                                     67,254         62,607
Goodwill                                                                                8,175         36,669
Other                                                                                   1,075          3,082
                                                                                 ------------   ------------
    Total assets                                                                 $    162,853   $    304,681
                                                                                 ============   ============

LIABILITIES, STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
--------------------------------------------------------------------------
Current liabilities:
    Short-term borrowings                                                        $     13,316   $      4,568
    Current portion of long-term debt                                                   3,127          2,793
    Accounts payable                                                                   20,500         19,062
    Accrued interest                                                                      122          4,006
    Accrued salaries and wages                                                          2,716          2,319
    Income taxes payable                                                                1,862          8,247
    Other accrued expenses                                                              8,434          8,760
    Oilfield Services liabilities held for sale and retained                            2,829          6,629
                                                                                 ------------   ------------
        Total current liabilities                                                      52,906         56,384
                                                                                 ------------   ------------

Deferred income taxes                                                                   4,733          6,525
Long-term liabilities                                                                   1,538          1,406
Long-term debt, net of current portion                                                 23,854        128,877
                                                                                 ------------   ------------
    Total liabilities                                                                  83,031        193,192
                                                                                 ------------   ------------

Commitments and contingencies                                                              --             --
Stockholders' equity:
  Preferred stock, without par value - 345,000 shares authorized; 322,500 shares
      issued and outstanding with a liquidation preference of $32,250                      13             13
  Undesignated preferred stock, without par value- 105,000 shares authorized;
      0 shares issued and outstanding                                                      --             --
  Junior participating preferred stock, without par value
      50,000 shares authorized; 0 shares issued and outstanding                            --             --
  Common stock, without par value  50,000,000 shares authorized;
      25,010,012 and 24,450,345 shares issued and outstanding, respectively            43,399         42,674
Additional paid-in capital                                                            103,348        103,157
Accumulated other comprehensive loss                                                   (4,473)        (9,608)
Accumulated deficit                                                                   (62,465)       (24,747)
                                                                                 ------------   ------------
    Total stockholders' equity                                                         79,822        111,489
                                                                                 ------------   ------------
        Total liabilities and stockholders' equity                               $    162,853   $    304,681
                                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
          (Unaudited and in thousands, except share and per share data)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                     --------------------------  --------------------------
                                                                         2003          2002          2003          2002
                                                                     ------------  ------------  ------------  ------------
Revenues                                                             $     54,416  $     46,971  $    153,168  $    131,679
Cost and expenses:
     Cost of sales and services                                            45,988        37,137       127,463       105,818
     Selling, general and administrative expense                            8,858         7,266        25,907        21,968
     Stock option compensation expense                                         14            --           106            --
     Depreciation                                                           2,321         1,937         6,642         5,994
     Amortization                                                              52           566           238         1,597
     Impairment, restructuring and other costs                                806         1,782           806         1,782
                                                                     ------------  ------------  ------------  ------------
Operating loss                                                             (3,623)       (1,717)       (7,994)       (5,480)
Other income (expense):
     Interest income                                                            9            83           283           371
     Interest expense                                                        (672)       (3,388)       (3,124)      (10,196)
     Other income (expense)                                                   (28)          731           492         1,695
                                                                     ------------  ------------  ------------  ------------
Loss from continuing operations before income taxes and                    (4,314)       (4,291)      (10,343)      (13,610)
   cumulative effect of change in accounting principle
Benefit for income taxes                                                     (360)       (1,343)       (1,872)       (3,397)
                                                                     ------------  ------------  ------------  ------------
Loss from continuing operations before cumulative effect of change
   in accounting principle                                                 (3,954)       (2,948)       (8,471)      (10,213)
Income (loss) from discontinued operations, net of provision (benefit)
   for income taxes of $459, $(372), $749 and $1,219, respectively           (388)         (370)          160         2,007
                                                                     ------------  ------------  ------------  ------------
Net loss before cumulative effect of change in accounting principle        (4,342)       (3,318)       (8,311)       (8,206)
Cumulative effect of change in accounting principle, net of benefit
   for income taxes of $0, $0, $(580) and $0, respectively                     --            --       (28,863)           --
                                                                     ------------  ------------  ------------  ------------
Net loss                                                             $     (4,342) $     (3,318) $    (37,174) $     (8,206)
                                                                     ------------  ------------  ------------  ------------
Preferred dividends                                                            --          (544)         (544)       (1,632)
                                                                     ------------  ------------  ------------  ------------
Net loss applicable to common stock                                  $     (4,342) $     (3,862) $    (37,718) $     (9,838)
                                                                     ============  ============  ============  ============

Basic and diluted income (loss) per share:
   Loss from continuing operations before cumulative effect
        of change in accounting principle                            $       (.16)  $      (.14)  $      (.36)  $      (.49)
 Income (loss) from discontinued operations                                  (.01)         (.02)           --           .08
                                                                     ------------  ------------  ------------  ------------
 Net loss before cumulative effect of change in accounting
   principle                                                         $       (.17)  $      (.16)  $      (.36)  $      (.41)
 Cumulative effect of change in accounting principle                          .00           .00         (1.16)          .00
                                                                     ------------  ------------  ------------  ------------
 Basic and diluted net loss per common share                         $       (.17)  $      (.16)  $     (1.52)  $      (.41)
                                                                     ============  ============  ============  ============

Basic and diluted weighted average shares outstanding                  24,960,000    24,450,000    24,812,000    23,876,000
                                                                     ============  ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited and in thousands)


                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                               ------------------  -------------------
                                                 2003      2002      2003       2002
                                               --------  --------  ---------  --------
Net loss                                       $ (4,342) $ (3,318) $ (37,174) $ (8,206)
Other comprehensive income (loss)
    Foreign currency translation adjustment       2,188     4,392      5,349     3,652
    Unrealized loss on foreign currency hedges     (151)      (23)      (214)      (50)
                                               --------  --------  ---------  --------
Comprehensive income (loss)                    $ (2,305) $  1,051  $ (32,039) $ (4,604)
                                               ========  ========  =========  ========


   The accompanying notes are an integral part of these financial statements.

                                    ICO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ---------------------
                                                                                     2003       2002
                                                                                  ----------  ---------
Cash flows from operating activities:
    Net loss from continuing operations                                           $  (37,334) $ (10,213)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                      6,880      7,591
    Proxy contest expense                                                                 --        746
    Gain on sale of fixed assets                                                         (55)      (564)
    Cumulative effect of change in accounting principle before tax                    29,443         --
    Stock option compensation expense                                                    106         --
    Gain on early retirement of debt                                                     (14)      (654)
    Matching contribution to employee savings plan                                       349        408
    Unrealized gain on foreign currency                                                 (419)      (477)
    Impairment, restructuring and other costs                                            712      1,533
    Changes in assets and liabilities:
       Receivables                                                                    (2,167)    (2,461)
       Inventories                                                                    (3,728)     1,122
       Prepaid expenses and other assets                                              (1,012)     3,115
       Deferred taxes                                                                 (4,189)    (4,953)
       Accounts payable                                                                  106      1,479
       Accrued interest                                                               (3,884)    (3,089)
       Other liabilities                                                                (470)      (379)
                                                                                  ----------  ---------
         Total adjustments                                                            21,658      3,417
                                                                                  ----------  ---------
 Net cash used for operating activities for continuing operations                    (15,676)    (6,796)
 Net cash provided by (used for) operating activities for discontinued operations     (6,542)    10,861
                                                                                  ----------  ---------
      Net cash provided by (used for) operating activities                           (22,218)     4,065
                                                                                  ----------  ---------
Cash flows used for investing activities:
    Capital expenditures                                                              (7,816)    (7,782)
    Proceeds from dispositions of property, plant and equipment                          275        529
                                                                                  ----------  ---------
        Net cash used for investing activities for continuing operations              (7,541)    (7,253)
        Net cash used for investing activities for discontinued operations                --     (6,939)
                                                                                  ----------  ---------
            Net cash used for investing activities                                    (7,541)   (14,192)
                                                                                  ----------  ---------

Cash flows used for financing activities:
    Common stock transactions                                                              9          4
    Payment of dividend on preferred stock                                            (1,088)    (1,632)
    Proceeds from debt                                                                 7,683         --
    Term debt repayments                                                            (104,321)    (9,541)
    Debt retirement costs                                                               (483)        --
    Payment of credit facility costs                                                      --       (628)
                                                                                  ----------  ---------
       Net cash used for financing activities for continuing operations              (98,200)   (11,797)
       Net cash used for financing activities for discontinued operations                 --       (468)
                                                                                  ----------  ---------
           Net cash used for financing activities                                    (98,200)   (12,265)
                                                                                  ----------  ---------
Effect of exchange rates on cash                                                         439        597
                                                                                  ----------  ---------
Net decrease in cash and equivalents                                                (127,520)   (21,795)
Cash and equivalents at beginning of period                                          129,072     31,642
                                                                                  ----------  ---------
Cash and equivalents at end of period                                             $    1,552  $   9,847
                                                                                  ==========  =========


The  accompanying  notes  are  an  integral  part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited and in thousands, except share and per share data)

NOTE  1.     BASIS  OF  FINANCIAL  STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial
Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2002 for ICO, Inc. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2003, the results of operations for the three and nine months ended June 30, 2003 and 2002 and the changes in its cash position for the nine months ended June 30, 2003 and 2002. Results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

NOTE  2.     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In March 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. The Company will adopt this standard on July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement will be effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this standard on July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that companies have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation were effective upon issuance of the interpretation. The implementation of this interpretation did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. This statement will be effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. The Company will adopt this standard on July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

NOTE  3.  STOCK  OPTION  PLANS

     Prior to fiscal year 2003, the Company accounted for its stock option plans under recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest immediately or may vest over periods of up to five years. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                 THREE MONTHS        NINE MONTHS
                                                                ENDED JUNE 30,      ENDED JUNE 30,
                                                              ------------------  ------------------
                                                                2003      2002      2003      2002
                                                              --------  --------  --------  --------
Net loss before cumulative effect of change in accounting
     principle, as reported                                   $(4,342)  $(3,318)  $(8,311)  $(8,206)
Add:  Stock-based employee compensation expense included in
     reported net income                                           14        --       106        --
Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards      (14)       --      (106)     (346)
                                                              -------   -------   -------   -------
Pro forma net loss                                            $(4,342)  $(3,318)  $(8,311)  $(8,552)
                                                              =======   =======   =======   =======
Basic and diluted loss per share, as reported                 $  (.17)  $  (.16)  $  (.36)  $  (.41)
                                                              =======   =======   =======   =======
Basic and diluted loss per share, pro forma                   $  (.17)  $  (.16)  $  (.36)  $  (.43)
                                                              =======   =======   =======   =======


NOTE  4.     CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended
December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual amortization expense, assuming no additional impairment of goodwill. The following proforma information adjusts the historical financial information to reflect the effect of not amortizing goodwill in accordance with SFAS 142.


                                                                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                     JUNE 30,             JUNE 30,
                                                                                ------------------  ------------------
                                                                                  2003      2002      2003      2002
                                                                                --------  --------  --------  --------
Reported net loss before cumulative effect of change in accounting principle    $ (4,342) $ (3,318) $ (8,311) $ (8,206)
Add back:  goodwill amortization, net of income taxes of $0, $17, $0 and
 $50, respectively                                                                    --       274        --       810
                                                                                --------  --------  --------  --------
Adjusted net loss before cumulative effect of change in accounting principle      (4,342)   (3,044)   (8,311)   (7,396)
Cumulative effect of change in accounting principle                                   --        --   (28,863)       --
                                                                                --------  --------  --------  --------
Adjusted net loss                                                               $ (4,342) $ (3,044) $(37,174) $ (7,396)
                                                                                ========  ========  ========  ========

Basic and diluted income (loss) per share:
Reported net loss before cumulative effect of change in accounting principle    $   (.17) $   (.16) $   (.36) $   (.41)
Add back:  goodwill amortization, net of income taxes of $0, $17, $0  and $50,
    respectively                                                                      --       .01        --       .03
                                                                                --------  --------  --------  --------
Adjusted net loss before cumulative effect of change in accounting principle        (.17)     (.15)     (.36)     (.38)
Cumulative effect of change in accounting principle                                   --        --     (1.16)       --
                                                                                --------  --------  --------  --------
Adjusted net loss                                                               $   (.17) $   (.15) $  (1.52) $   (.38)
                                                                                ========  ========  ========  ========

NOTE  5.     EARNINGS  PER  SHARE  AND  STOCKHOLDERS'  EQUITY

     Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and nine months ended June 30, 2003 and June 30, 2002, the potentially dilutive effects of the Company's exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for both the three and nine months ended June 30, 2003 was 4,719,000 compared to 5,805,000 for the three and nine months ended June 30, 2002.

NOTE  6.  INVENTORIES

     Inventories, net  of  reserves,  consisted  of  the  following:


                  JUNE 30, 2003   SEPTEMBER 30, 2002
                  --------------  ------------------
Finished goods    $       10,602  $            7,547
Raw materials             13,487              10,664
Work in progress             401                 201
Supplies                   1,343                 955
                  --------------  ------------------
Total inventory   $       25,833  $           19,367
                  ==============  ==================

NOTE  7.  IMPAIRMENT,  RESTRUCTURING  AND  OTHER  COSTS

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                 ------------------   ------------------
                                                   2003       2002      2003      2002
                                                 --------  --------   --------  --------
Severance                                        $    231  $    249   $    231  $    249
Impairment of fixed assets                            529     1,533        529     1,533
Other                                                  46        --         46        --
                                                 --------  --------   --------  --------
Total impairment, restructuring and other costs  $    806    $1,782   $    806  $  1,782
                                                 ========  ========   ========  ========

     During the third quarter of fiscal 2003, the Company recognized an impairment of fixed assets of $529 at the Company's ICO Polymers North America and UK locations. The North American impairment related to the Company's plans to consolidate its China, Texas and Lovelady, Texas facilities during the first half of the Company's fiscal year 2004 as part of its cost reduction program as well as other grinding equipment. The UK impairment relates to the shutdown of the facility's cryogenic processing line. During the third quarter of fiscal 2003, the Company also recognized $231 of severance expenses primarily related to the Company's Italian subsidiary.

     During the third quarter of fiscal 2002, the Company recognized a charge of $1,533 related to the impairment of machinery and equipment of the Italian plant closed in fiscal year 2002. This facility was closed due to its redundancy with the Company's other nearby Italian facility performing similar services. In the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in this facility and determined that these assets had a limited use or were obsolete. During the third quarter of fiscal 2002, the Company also recognized severance expenses of $249 related to the Company's Italian subsidiary.

NOTE  8.   INCOME  TAXES

     The Company's effective income tax rates were benefits of 8% and 18% during the three and nine months ended June 30, 2003, respectively, compared to benefits of 31% and 25% for the three and nine months ended June 30, 2002. The three and nine months ended June 30, 2003 include a valuation allowance for two of the Company's foreign operations because it is more likely than not that the related deferred tax asset will not be realized. The amount of the valuation allowance for the three and nine months ended June 30, 2003 was approximately $410 and $630, respectively. Also impacting the tax benefit is the cessation of amortizing goodwill during fiscal year 2003 (as discussed in Note 4 - "Cumulative Effect of Change of Accounting Principle") which has the effect of causing an increase in the effective tax rate benefit. During the nine months ended June 30, 2002, a valuation allowance of $754 was placed against the benefit of U.S. net operating losses which had the effect of reducing the tax rate benefit during the period. The tax rate change was also due to a change in the mix of pretax income or loss generated by the Company's operations in various taxing jurisdictions.

NOTE  9.   COMMITMENTS  AND  CONTINGENCIES

     The Company has letters of credit outstanding in the United States of approximately $2,090 and $2,405 as of June 30, 2003 and September 30, 2002, respectively and foreign letters of credit outstanding of $2,580 and $2,290 as of June 30, 2003 and September 30, 2002, respectively.

     Varco Indemnification Claims. Under the terms of the purchase agreement relating to the sale of substantially all of the Company's oilfield services business to Varco International, Inc., the Company has agreed, subject to certain limitations, to indemnify Varco for losses arising out of our breach of the representations and warranties contained in the purchase agreement, and has placed $5,000 of the sale proceeds in escrow for one year from date of sale to be used to pay for our indemnification obligations, should they arise. This $5,000 in proceeds was included in the gain on the sale of the oilfield services business recognized in fiscal year 2002. To date, Varco has submitted demands for indemnification asserting aggregated losses in the range of $12,403 to $16,883. A portion of those indemnity demands (aggregated losses of $365) relate to product liability claims. The balance of the indemnity demands relate to environmental claims arising out of operations at seventeen of the Company's former plants in various U.S. locations. While we do not believe that Varco has submitted any claims for which they would be entitled to any material indemnity payment from the Company, we are investigating the substance of the demands made by Varco. Because we cannot determine the validity of these claims at this time, we have not reserved any amounts on our balance sheet in contemplation of such liabilities. We can, however, give no assurance that the Company will not be liable for these amounts or any additional amounts under the indemnification provisions of the purchase agreement, which if liable, would result in an expense to the discontinued operations section of the statement of operations.

     Silicosis Related Claims. With regard to the Company's involvement in Pilar Olivas, et al. v. ICO, Inc. et al. (the "Olivas litigation"), the Company has obtained a summary judgment absolving it of any liability to the plaintiffs, and has filed papers to sever those claims from the plaintiffs' remaining claims against other parties in order to obtain dismissal from such proceeding.

     The  Company  was  recently  served  as  a  defendant  in  a lawsuit styled
Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the "Galvan and Rogers litigation"). The plaintiffs in the Galvan and Rogers litigation allege that they suffer from silicosis and were employees of Baker Hughes, which is also named as a defendant. At this time, the Company cannot predict with any reasonably certainty its potential exposure with respect to this matter.

     The Company continues to be involved in Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. (the "Koskey litigation").

     For additional information regarding the Company's involvement in silicosis-related litigation, see Part I, Item 3 of the Company's Form 10-K filed December 20, 2002.

     Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE  10.  DISCONTINUED  OPERATIONS

     On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business ("Oilfield Services") to Varco International, Inc. ("Varco"). The initial purchase price was subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds had been placed in escrow. The post-closing working capital adjustment was settled on January 17, 2003 for $2,390. At September 30, 2002, the Company had recorded a receivable of $1,808 which was the initial amount computed by Varco. The additional $582 was recorded as additional gain on disposition of Oilfield Services and recorded during the three months ended December 31, 2002. Additionally, $5,000 of the sales proceeds were placed in escrow and will remain in escrow for one year from the date of the sale. The escrowed funds will be used to cover any indemnification claims by Varco against the Company. The $5,000 is included in "prepaid expenses and other" on the consolidated balance sheet (see Note 9- "Commitments and Contingencies"). In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet.

     Assets and liabilities (including those retained) of discontinued operations are as follows:

                                                                    JUNE 30,     SEPTEMBER 30,
                                                                      2003           2002
                                                                 -------------   -------------
ASSETS
------
Trade accounts receivables                                        $       1,358   $         495
Inventories                                                                 471             435
Property, plant and equipment, net                                          407             407
Goodwill                                                                  1,446           1,446
Other                                                                       200              --
                                                                  -------------   -------------
  Total Oilfield Services assets held for sale                    $       3,882   $       2,783
                                                                  =============   =============
LIABILITIES
-----------
Accounts payable                                                  $         351   $         458
Accrued insurance                                                         1,276           2,261
Litigation settlement                                                       165           2,850
Other                                                                     1,037           1,060
                                                                  -------------   -------------
  Total Oilfield Services liabilities held for sale and retained  $       2,829   $       6,629
                                                                  =============   =============

     Of the $2,829 and $6,629 Oilfield Services liabilities held for sale and retained as of June 30, 2003 and September 30, 2002, respectively, $516 and $510 relate to Oilfield Services liabilities held for sale. The remaining $2,313 and $6,119 as of June 30, 2003 and September 30, 2002, respectively, were retained by the Company in connection with the sale of the oilfield services business to Varco, less amounts paid since the date of the sale.

     See Note 13, "Subsequent Events," related to the sale of the remaining oilfield service business.

NOTE  11.  LONG-TERM  DEBT

     During the first quarter of fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company's Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services related to this transaction.

     During the third quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $1,175, recognizing a net gain before income tax of $165.

     During the first quarter of fiscal 2002, the Company repurchased $2,250 principal amount of its 10 3/8% Senior Notes due in 2007, recognizing a net gain before income tax of $489.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 became effective for the Company on October.1, 2002, and the Company's early retirement of the Senior Notes is not considered extraordinary under APB No. 30. Therefore, the Company has recorded the gains of $14 and $654 as other income in the consolidated statement of operations for the three and nine months ended June 30, 2003 and 2002, respectively.

NOTE  12.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

ON-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
-----------------------------------------



VARIABLE INTEREST RATE DEBT:                                                                   WEIGHTED
                                                                 US$ EQUIVALENT          AVERAGE INTEREST RATE
                                                            -------------------------  -------------------------
                                                            JUNE 30,   SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,
CURRENCY DENOMINATION                                         2003          2002         2003          2002
---------------------                                       ---------  --------------  ---------  --------------
British Pounds Sterling (1)                                 $   2,022  $        2,815      5.75%           5.75%
U.S. Dollar (1)                                                 6,187              --      4.03%             --
New Zealand Dollar (1)                                          1,244             521      7.23%           6.61%
Euro (1)                                                        3,117             715      5.12%           5.73%
Swedish Krona (1)                                                 705             446      5.45%           4.90%
Malaysian Ringett (1)                                              41              71      8.15%           8.75%
(1) Maturity dates are expected to be less than one year.

     The Company does not have any financial instruments classified as off-balance sheet as of June 30, 2003 and September 30, 2002.




FORWARD PURCHASE CONTRACTS:               JUNE 30, 2003                       SEPTEMBER 30, 2002
---------------------------------  ------------------------------    ------------------------------------
RECEIVE US$/PAY NZ$:
--------------------
Contract Amount                    US $236                            None
Average Contractual Exchange Rate  (US$/NZ$) .5775
Expected Maturity Dates            July 2003


RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                    US $2,352                          US $770
Average Contractual Exchange Rate  (US$/A$) .6232                      (US$/A$) .5421
Expected Maturity Dates            July 2003 through October 2003     October 2002 through November 2002



NOTE  13.  SUBSEQUENT  EVENTS

     On July 31, 2003 the Company sold its remaining oilfield service business to Permian Enterprises, Ltd. for $4,110 and the assumption of certain liabilities, subject to adjustments. The Company does not expect the sale to result in a material impact on the Company's statement of operations in the fourth quarter.

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

     Demand for the Company's products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company's products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company's products and services tends to be seasonal, with customer demand being weakest during the Company's first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers' inventories on January 1. The Company's fourth fiscal quarter also tends to be softer compared to the Company's second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company's European markets.

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

     Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to post-retirement and other employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, allowance for doubtful accounts related to accounts receivable, commitments and contingencies, and fair value of financial instruments. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

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

     Impairment of Goodwill and Other Intangible Assets- Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years.

     Currency Translation- Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.

     The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, and the Australian Dollar have impacted the translation of revenues and expenses of the Company's international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2003 and 2002.


                          THREE MONTHS ENDED    NINE MONTHS ENDED
                               JUNE 30,             JUNE 30,
                         --------------------  -------------------
                            2003       2002     2003         2002
                         ---------   --------  --------   --------
Net revenues             $   4,418   $    179  $ 13,021   $    467
Operating income (loss)       (160)        --       (77)        11
Pre-tax loss                  (209)        (3)     (232)         3
Net loss                      (266)        --    (2,327)         3


     Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123. Awards under the Company's plans vest over periods ranging from immediate vesting to five years (see Note 3- "Stock Option Plans").

RESULTS  OF  OPERATIONS
-----------------------

Three and Nine Months Ended June 30, 2003 Compared to the Three and Nine Months Ended June 30, 2002


                      THREE MONTHS ENDED JUNE 30,                NINE MONTHS ENDED JUNE 30,
                ----------------------------------------  ------------------------------------------
NET REVENUES     2003    % of Total   2002    % of Total   2003    % of Total   2002    % of Total
                -------  ----------  -------  ----------  --------  ----------  --------  ----------
Product Sales   $46,104         85%  $38,020         81%  $128,617         84%  $105,214         80%
Toll Services     8,312         15%    8,951         19%    24,551         16%    26,465         20%
                -------  ----------  -------  ----------  --------  ----------  --------  ----------
Total Revenues  $54,416        100%  $46,971        100%  $153,168        100%  $131,679        100%
                =======              =======              ========              ========


     REVENUES. Revenues increased $7,445 or 16% and $21,489 or 16% during the three and nine months ended June 30, 2003, respectively, compared to the same period of fiscal 2002. Product sales revenues increased $8,084 or 21% to $46,104 for the three months ended June 30, 2003 and $23,403 or 22% to $128,617 for the nine months ended June 30, 2003 compared to the same periods of fiscal 2002. The increase in product sales revenue was caused by an increase in product sales volumes, and in particular, sales of the Company's powders for the rotational molding industry, and stronger foreign currencies compared to the U.S. Dollar (See Item 2. Management's discussion and analysis of financial condition and results of operations- "Critical Accounting Policies"). Toll service revenues declined $639 or 7% to $8,312 during the three months ended June 30, 2003 and $1,914 or 7% to $24,551 during the nine months ended June 30, 2003, compared to the same periods of fiscal 2002, respectively. The declines were caused by lower processing volumes in the United States and Europe resulting from reduced customer demand and loss of certain customers, offset by the impact of stronger foreign currencies compared to the U.S. Dollar.

     COSTS AND EXPENSES. Gross margins (calculated as the difference between revenues and cost of sales, divided by revenues) declined to 15.5% and 16.8%, during the three and nine months ended June 30, 2003, compared to 20.9% and 19.6%, during the three and nine months ended June 30, 2002, respectively. Gross margins declined due to a change in revenue mix resulting from an increase in product sales combined with a decline in toll processing volumes and, to a lesser extent, an inventory reserve of $521 recorded in the three months ended June 30, 2003. Service revenues generally provide higher profit margins because, unlike product sales, the Company does not purchase raw materials for these transactions. The change in revenue mix was particularly pronounced within the Company's European and North American operations. Weak operating performance of the Company's Italian and Swedish business units also contributed to the decline in gross margins. Strong results generated by the Company's Asian operations for the nine months ended June 30, 2003 partially offset the adverse impact of the factors discussed above.

     Selling, general and administrative expenses increased $1,592 or 22% during the three months ended June 30, 2003 and $3,939 or 18% during the nine months ended June 30, 2003, compared to the same periods of fiscal 2002. As a percentage of revenues, selling, general and administrative expenses were 16% and 17%, during the three and nine months ended June 30, 2003 compared to 15% and 17% for the three and nine months ended June 30, 2002. The increase in selling, general and administrative expenses during the three and nine months ended June 30, 2003 was due to the strengthening of the Euro and other foreign currencies relative to the U.S. Dollar, an increase in sales and marketing expenses (including travel costs) relating to the Company's effort to increase product sales revenues, an increase in compensation expenses due to an increase in the number of Corporate office employees and an increase in expenses incurred by the Company's Brazilian operations which began production in September 2002. The Company also incurred lower proxy expense in the nine month comparison due to the $746 recorded in the quarter ended March 31, 2002 related to the Company's payment to Travis Street Partners ("TSP") of 528,834 shares of common stock with a value of $746, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001.

     Depreciation and amortization expenses decreased to $2,373 and $6,880 during the three and nine months ended June 30, 2003 from $2,503 and $7,591 during the same period of fiscal 2002. These declines were primarily due to the Company no longer amortizing goodwill as a result of the adoption of FAS 142 (See Note 4- "Cumulative Effect of Change in Accounting Principle").

     IMPAIRMENT,  RESTRUCTURING  AND  OTHER  COSTS.

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                 -------------------     -------------------
                                                  2003         2002       2003         2002
                                                 ------       ------     ------       ------
Severance                                        $  231       $  249     $  231       $  249
Impairment of fixed assets                          529        1,533        529        1,533
Other                                                46           --         46           --
                                                 ------       ------     ------       ------
Total impairment, restructuring and other costs  $  806       $1,782     $  806       $1,782
                                                 ======       ======     ======       ======

     During the third quarter of fiscal 2003, the Company recognized an impairment of fixed assets of $529 at the Company's ICO Polymers North America and UK locations. The North American impairment related to the Company's plans to consolidate its China, Texas and Lovelady, Texas facilities during the first half of the Company's fiscal year 2004 as part of its cost reduction program as well as other grinding equipment. The UK impairment relates to the shutdown of the facility's cryogenic processing line. During the third quarter of fiscal 2003, the Company also recognized $231 of severance expenses primarily related to the Company's Italian subsidiary.

     During the third quarter of fiscal 2002, the Company recognized a charge of $1,533 related to the impairment of machinery and equipment of the Italian plant closed in fiscal year 2002. This facility was closed due to its redundancy with the Company's other nearby Italian facility performing similar services. In the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in this facility and determined that these assets had a limited use or were obsolete. During the third quarter of fiscal 2002, the Company also recognized severance expenses of $249 related to the Company's Italian subsidiary.

     OTHER INCOME (EXPENSE). Other income (expense) for the three and nine months ended June 30, 2003 was $(691) and $(2,349) compared to $(2,574) and $(8,130) for the same periods in 2002. This decline in expense was due to a reduction in net interest expenses of $2,642 or 80% during the three months ended June 30, 2003 and $9,542 or 97% for the nine months ended June 30, 2003 due to the repurchase of $104,480 of Senior Notes during the first quarter of fiscal 2003. The decline in net interest expense was offset by lower other income (expense). Other income (expense) decreased $759 and $1,203 for the three and nine months ended June 30, 2003. The three months ended June 30, 2002 included a gain on the repurchase of $1,175 of the Company's 10 3/8% Senior Notes of $165 and an unrealized foreign currency gain due primarily to the strengthening of the Euro compared to the U.S. Dollar of $553. The nine months ending June 30, 2003 other income (expense) of $492 is primarily due to an unrealized foreign currency gain due to the strengthening of the Euro compared to the U.S. Dollar. The nine months ended June 30, 2002 consists of a $654 gain on the early retirement of $3,425 10 3/8% Senior Notes, a $564 gain on the sale of fixed assets primarily associated with the sale of the Company's UK color concentrates business and an unrealized foreign currency gain primarily due to the strengthening of the Euro compared to the U.S. Dollar of $477.

     INCOME TAXES. The Company's effective income tax rates were benefits of 8% and 18% during the three and nine months ended June 30, 2003, respectively, compared to benefits of 31% and 25% for the three and nine months ended June 30, 2002. The three and nine months ended June 30, 2003 include a valuation allowance for two of the Company's foreign operations because it is more likely than not that the related deferred tax asset will not be realized. The amount of the valuation allowance for the three and nine months ended June 30, 2003 was approximately $410 and $630, respectively. Also impacting the tax benefit is the cessation of amortizing goodwill during fiscal year 2003 (as discussed in Note 4
- "Cumulative Effect of Change of Accounting Principle") which has the effect of causing an increase in the effective tax rate benefit. During the nine months ended June 30, 2002, a valuation allowance of $754 was placed against the benefit of U.S. net operating losses which had the effect of reducing the tax rate benefit during the period. The tax rate change was also due to a change in the mix of pretax income or loss generated by the Company's operations in various taxing jurisdictions.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. In accordance with SFAS 144, the Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations.

                                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        JUNE 30,           JUNE 30,
                                                                  -------------------  -----------------
                                                                    2003      2002       2003     2002
                                                                  --------  ---------  --------  -------
Revenues                                                          $  1,553  $  28,626  $  4,496  $88,505
Operating income                                                        66       (674)      326    3,397
Income from discontinued operations before loss on disposal, net
  of income taxes                                                       46       (370)      215    2,007
Loss on disposal of discontinued operations, net of income taxes of
  $434, $0, $635 and $0                                               (434)        --       (55)      --


     Income from discontinued operations before the loss on disposition, net of income taxes, improved during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to a decline in impairment, restructuring and other costs of $2,200 offset by the sale of substantially all of the Company's oilfield services business. The comparative nine month periods income from discontinued operations before loss on disposal, net of income taxes decreased due to the sale of substantially all of the Company's oilfield services business offset by a reduction in impairment, restructuring and other costs. The loss on disposition of discontinued operations, net of income taxes, is due to the $582 gain recorded on the finalization of the post-closing working capital adjustment (See Note 10- "Discontinued Operations") offset by tax expense recorded in the three months ended June 30, 2003 related to the fiscal year 2002 gain on the sale of substantially all of the Company's oilfield services business as a result of finalizing and filing the U.S. tax return in June 2003. See Note 13, "Subsequent Events," related to the sale of the remaining oilfield services business.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 2002, the Company was required to adopt Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. The goodwill impaired was derived from business acquisitions made before fiscal year 2001. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual amortization expense, assuming no additional impairment of goodwill.

     NET LOSS. For the three and nine months ended June 30, 2003, the Company generated net losses of $(4,342) and $(37,174), compared to net losses of $(3,318) and $(8,206) for the comparable period in fiscal 2002, due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES. The following are considered by management as key measures of liquidity applicable to the Company:

                            JUNE 30, 2003     SEPTEMBER 30, 2002
                            -------------     ------------------
Cash and cash equivalents   $       1,552     $          129,072
Working capital                    33,443                145,939

     Cash and cash equivalents declined $127,520 and working capital declined $112,496 during the nine months ended June 30, 2003 due to the factors described below.

     For the nine months ended June 30, 2003, cash used for operating activities relating to continuing operations increased to $15,676 compared to $6,796 during the nine months ended June 30, 2002. The increase in cash used for operating activities occurred primarily due to an increase in accounts receivable, inventory, deferred taxes and payment of accrued interest expense.

     For the nine months ended June 30, 2003, cash provided by (used for) discontinued operations decreased to $(6,542) due to the sale of substantially all of the Company's oilfield services business as well as the Company's domestic tax payments made in fiscal year 2003 associated with the fiscal year 2002 sale.

     Capital expenditures for continuing operations totaled $7,816 during the nine months ended June 30, 2003. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2003 capital expenditure requirements.

     Cash used for financing activities relating to continuing operations was $98,200 during the nine months ended June 30, 2003 compared to cash used of $11,797 during the nine months ended June 30, 2002. The change was primarily the result of increased debt repayments due to the retirement of $104,480 of Senior Notes during the first quarter of fiscal year 2003.

     Cash used for investing and financing activities for discontinued operations decreased in the nine months ended June 30, 2003 due to the sale of substantially all of the Company's oilfield services business.

     As of June 30, 2003 the Company had approximately $11,350 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of June 30, 2003, the Company had approximately $5,675 of borrowing capacity under the domestic credit facility.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.     In March 2003, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging

Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement will be effective for contracts entered into, modified or designated as hedges after June 30, 2003. The Company will adopt this standard as of July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement will be effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this standard as of July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that Company's have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation were effective upon issuance of the interpretation. The implementation of this interpretation did not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. This statement will be effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003. The Company will adopt this standard as of July 1, 2003 and does not expect it to have a material impact on the Company's financial statements.

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

ON-BALANCE  SHEET  FINANCIAL  INSTRUMENTS
-----------------------------------------



VARIABLE INTEREST RATE DEBT:                                                                   WEIGHTED
                                                                 US$ EQUIVALENT          AVERAGE INTEREST RATE
                                                            -------------------------  -------------------------
                                                            JUNE 30,   SEPTEMBER 30,   JUNE 30,   SEPTEMBER 30,
CURRENCY DENOMINATION                                         2003          2002         2003          2002
---------------------                                       ---------  --------------  ---------  --------------
British Pounds Sterling (1)                                 $   2,022  $        2,815      5.75%           5.75%
U.S. Dollar (1)                                                 6,187              --      4.03%             --
New Zealand Dollar (1)                                          1,244             521      7.23%           6.61%
Euro (1)                                                        3,117             715      5.12%           5.73%
Swedish Krona (1)                                                 705             446      5.45%           4.90%
Malaysian Ringett (1)                                              41              71      8.15%           8.75%
(1) Maturity dates are expected to be less than one year.

     The Company does not have any financial instruments classified as off-balance sheet as of June 30, 2003 and September 30, 2002.




FORWARD PURCHASE CONTRACTS:               JUNE 30, 2003                       SEPTEMBER 30, 2002
---------------------------------  ------------------------------    ------------------------------------
RECEIVE US$/PAY NZ$:
--------------------
Contract Amount                    US $236                            None
Average Contractual Exchange Rate  (US$/NZ$) .5775
Expected Maturity Dates            July 2003


RECEIVE US$/PAY AUSTRALIAN $:
-----------------------------
Contract Amount                    US $2,352                          US $770
Average Contractual Exchange Rate  US$/A$) .6232                      (US$/A$) .5421
Expected Maturity Dates            July 2003 through October 2003     October 2002 through November 2002


ITEM  4.  CONTROLS  AND  PROCEDURES

     The Company's principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the third quarter. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure. In connection with the evaluation, no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II   OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     For a description of the Company's legal proceedings, see Note 9 to the Consolidated Financial Statements included in Part I, Item 1, of this quarterly report on Form 10-Q and Part I, Item 3 of the Company's Form 10-K filed December 20, 2002.

ITEM  5.  OTHER  INFORMATION

     On June 21, 2003, the Company entered into a new employment contract (attached herewith as Exhibit 10.4) with Christopher N. O'Sullivan, pursuant to which he continues to serve as the Company's President and Chairman.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits - Reference is hereby made to the exhibit index which appears below.

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.



EXHIBIT NO.   EXHIBIT
------------  -------
10.1*         -  Supplemental Agreement between ICO, Inc. and Timothy J. Gollin dated June 19, 2003.
10.2*         -  Amendment to Supplemental Agreement between ICO, Inc. and Timothy J. Gollin, dated
                 July 14, 2003
10.3*         -  Agreement between ICO, Inc. and Timothy J. Gollin dated July 18, 2003
10.4*         -  Employment Agreement between ICO, Inc. and Christopher N. O'Sullivan, dated June 21, 2003
10.5*         -  Amendment to Employment Agreement, between ICO, Inc. and Christopher N. O'Sullivan, dated July 23, 2003
31.1*         -  Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2*         -  Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1*         -  Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2*         -  Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350

 *Filed herewith


(b)  Reports  on  Form  8-K

     On May 9, 2003, the Company filed a Current Report on Form 8-K reporting on its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ICO, Inc.
                                       -----------------------------------------
                                       (Registrant)


August  14,  2003
                                       /s/ Jon C. Biro
                                       -----------------------------------------
                                       Jon C. Biro
                                       Chief Financial Officer and
                                       (interim) Chief Executive Officer


                                       /s/ Bradley T. Leuschner
                                       -----------------------------------------
                                       Bradley  T.  Leuschner
                                       Chief  Accounting  Officer and
                                       (interim) Treasurer