Form 10-K
period 2003-09-30
ICO INC
filed 2003-12-22
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-10068

ICO, INC .
(Exact name of registrant as specified in its charter)

TEXAS	76-0566682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5333 Westheimer, Suite 600
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (713) 351-4100
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, no par value
Preferred Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ___  No ☒

The aggregate market value of common equity held by nonaffiliates of the Registrant as of March 31, 2003 was $24,004,120.
The number of shares outstanding of the registrant's Common Stock as of December 12, 2003: Common Stock, no par value-25,257,471

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2004Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2003.

ICO, INC.

2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

	Page

PART I
Item 1.	Business...............................................................................................................................................................................	1
Item 2.	Properties............................................................................................................................................................................	6
Item 3.	Legal Proceedings................................................................................................................................................................	7
Item 4.	Submission of Matters to a Vote of Security Holders (no response required)............................................................. ...........	-

PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.......................................................................	9
Item 6.	Selected Financial Data........................................................................................................................................................	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations......................................................	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.................................................................................................	24
Item 8.	Financial Statements and Supplementary Data......................................................................................................................	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................	26
Item 9A.	Controls and Procedures.....................................................................................................................................................	26

PART III
Item 10.	Directors and Executive Officers of the Registrant.................................................................................................................	27
Item 11.	Executive Compensation.......................................................................................................................................................	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management.......................................................................................	27
Item 13.	Certain Relationships and Related Transactions......................................................................................................................	27
Item 14.	Principal Accounting Fees and Services.................................................................................................................................	27

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................................................................	28

P A R T    I
(all currency figures in thousands, except per share data)

Item 1. Business

General

ICO, Inc. and its subsidiaries ("the Company") manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer resins to give finished products desired characteristics, such as protection from ultraviolet light. The Company also provides toll processing services including ambient grinding, jet milling, compounding, and ancillary services for polymer resins produced in pellet form as well as other materials. These products and services are provided through our 20 operating facilities located in 10 countries in the United States, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. During fiscal years 2003 and 2002, the Company completed the sale of its oilfield services business ("Oilfield Services"). References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

Manufacturing Capabilities

The Company’s manufacturing capabilities include size reduction, compounding and related services. These services are an intermediate step between the production of polymer resins and the manufacture of a wide variety of products such as toys, water tanks, paint, garbage bags, plastic film or other polymer products. The Company’s manufacturing processes are used both to produce powders for sale by the Company and for its toll processing services.

Size reduction. Size reduction is a grinding process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a powder form. The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive. The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns. For materials with special thermal characteristics (such as heat sensitive materials), the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures.

The Company primarily processes polyethylene. Other materials processed include polyester, polypropylene, nylon, fluorocarbons, cellulose acetates, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and others.

Compounding. Compounding is an extrusion process whereby plastics and other additives are melt blended together to form an alloy resin.  Often times the Company compounds material in conjunction with providing size reduction services (typically using an ambient grinding process). For example, the Company serves many customers by purchasing natural colored resin, compounding certain additives into the resin, and then grinding the resulting pellet into a powder form. The additives compounded into the base resins are determined by the end products to be manufactured by the customer. Compounding is performed within substantially all of the Company’s facilities.

Manufacturing concentrates is a specialized form of compounding. Bayshore Industrial, Inc., the Company’s largest concentrate manufacturing operation, is located in La Porte, Texas. Bayshore produces concentrates for the plastic film industry. The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for the injection molding industry. The Company’s concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers are typically resin producers or companies that produce plastic films. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

Other Manufacturing Services. The Company also offers its customers ancillary polymer processing services in connection with size reduction and compounding services. These ancillary services include dry blending and mixing of plastics and other additives, granulating, packaging and warehousing.

Facilities. The Company operates seven facilities in the United States, seven in Europe (located in The Netherlands, England, Italy, France and Sweden), three in Australasia (located in New Zealand, Australia and Malaysia, which are sometimes referred to collectively herein as the "Pacific Region Operations"), and one in Brazil. Almost all of these operations provide toll processing services, sell products into their markets and are able to compound materials.

Products and Services

Product Sales. The powders produced by the Company in its manufacturing operations are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings. Currently, the largest powder sales markets of the Company include Western Europe, Australia, New Zealand, Malaysia, the United States and Brazil. The Company also sells its powders in Africa and the Middle East. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce powders. The Company usually performs both size reduction and compounding to produce its finished products.

The Company’s concentrate products are primarily used by third parties to produce plastic films. These products are mostly sold throughout North America. The Company’s small operation in Oyonnax, France provides high quality color concentrates to the injection molding industry in France.

Toll Processing Services.  Toll processing services involve processing customer-owned raw materials, rather than Company-owned raw materials. These toll processing services include size reduction, compounding and related services such as granulating and blending.

Customers and Pricing

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11% and 18% for fiscal years 2002 and 2001, respectively. No single customer accounted for more than 10% of worldwide sales during fiscal year 2003. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed-upon fee structure.

The rotational molding industry is one of the Company’s most important target markets. The Company provides a significant portion of its size reduction toll processing services to customers that are either rotational molders or that supply the rotational molding industry. Additionally, many of the polymer powders manufactured by the Company are supplied to the rotational molding industry. Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin sticks to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent thickness can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding. Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft.

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

The Company provides value-added polymers processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuations in raw materials and other supplies by maintaining relatively short order cycles; however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "-Raw Materials"). The majority of the Company’s domestic size reduction service revenues have historically been carried out on a tolling basis and have not required the purchase of inventory. The Company anticipates that polymer product sales in the United States market will increase in the future and thus the Company’s investment in inventory in the United States could continue to increase.

Sales and Marketing

The Company markets its products and services through a sales force of employees. These sales people are responsible for in-depth customer contact and are required to be technically knowledgeable and have an understanding of the markets they serve. The Company established a global marketing group during fiscal 2002.

Competition

The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction and toll services competitors are generally small and mid-sized companies which, overall, have fewer locations and a more regional emphasis. The Company’s competitors in the polymer powder sales business tend to be mid-sized to large companies. Several companies also maintain significant size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

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

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of the oilfield services business to Varco International, Inc. ("Varco"). Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. All proceeds from the sale have been received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations. See "Item 3. Legal Proceedings" for further discussion of indemnification claims against the Company made by Varco subsequent to the closing. On July 31, 2003 the Company sold its remaining oilfield service operation to Permian Enterprises, Ltd. for $4,053 in cash. There were no other material business acquisitions or dispositions from continuing operations in fiscal years 2003, 2002 and 2001.

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

Insurance and Risk

Except for warranties implied by law, the Company does not generally warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of specialty polymers products may result in liability on account of defective products. While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See "Item 3. Legal Proceedings."

Raw Materials

The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing and a portion of its specialty polymers distribution business. These materials are subject to fluctuating availability and prices. The Company believes that these and other materials used in its operations are available from numerous sources and are available to meet its needs.

Patents and Licenses

The Company holds one United States patent, one United Kingdom patent, one Australia patent, one New Zealand patent, and has four patent applications pending covering the proprietary technology utilized in its polymer blending and rotational molding processing services. The Company's operations are not materially dependent upon any patents or trademarks. The Company does not believe any single patent is essential to the overall successful operation of the Company's business. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will issue in respect to filed patent applications, that the Company’s patents will not be found to be invalid or that others will not claim that the Company’s operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings.

In connection with the sale of substantially all of the Company’s Oilfield Services business, all U.S. and foreign patents previously owned by the Company for use in the operation of its Oilfield Services business were sold and assigned to Varco.
Employees

As of December 1, 2003, the Company had approximately 807 full-time employees. Certain of the Company's employees working in Italy, France, the Netherlands, Sweden, New Zealand, Australia, and Brazil are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Item 2. Properties

The location and approximate acreage of the Company's operating facilities at December 1, 2003, together with an indication of the services performed at such facilities are set forth below.

Properties Owned:
Location	Services	Acres	Facility Square Footage

Bloomsbury, NJ...................................	Size reduction	15	99,408
China, TX............................................	Size reduction and compounding	13	108,500
East Chicago, IN.................................	Size reduction and compounding	4	73,000
Fontana, CA.......................................	Size reduction and compounding	7	44,727
Gainsborough, England........................	Size reduction and compounding	8	102,500
Grand Junction, TN.............................	Size reduction	5	127,900
La Porte, TX.......................................	Compounding	39	179,250
Lovelady, TX......................................	Size reduction	24	90,000
Montereau, France..............................	Size reduction and compounding	4	53,259
Oyonnax, France.................................	Compounding	1	26,898
's-Gravendeel, The Netherlands............	Size reduction and compounding	5	240,773
Tanagra, Greece..................................	None – vacant land	1	-
Verolanuova, Italy...............................	Size reduction and compounding	11	140,313

Total Acreage and Square Footage Owned		137	1,286,528

Properties Leased:
Location	Services	Acres	Facility Square Footage

Houston, Texas...................................	Corporate headquarters	N/A	16,897
Beaucaire, France...............................	Size reduction	5	72,088
Auckland, New Zealand.....................	Size reduction and compounding	1	24,010
Batu Pahat, Malaysia..........................	Size reduction and compounding	1	32,400
Contagem, Brazil................................	Size reduction and compounding	1	23,680
London, England................................	Procurement administration	N/A	3,228
Melbourne, Australia..........................	Size reduction and compounding	1	46,550
Rushden, England...............................	Technical services and tool fabrication	N/A	8,608
Stenungsund, Sweden.........................	Size reduction and compounding	4	42,177

Total Acreage and Square Footage Leased		13	269,638

Total Acreage and Square Footage Owned and Leased		150	1,556,166

The leased properties listed above have various expiration dates through 2014. The Company also leases various sales and administrative offices with various lease expiration dates through 2006. The Company is currently operating most of its facilities below full capacity. Most of the polymers facilities are operating 24 hours per day, 5 days per week.

Item 3. Legal Proceedings

Varco Indemnification Claims. Between May 2003 and September 2003, Varco asserted approximately 29 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company’s Oilfield Services business to Varco. Varco claims that the Company breached a number of representations and warranties in the purchase agreement relating to this sale, and alleges that the expected loss range for its indemnity claims is between $16,000 and $21,600. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged an independent third-party environmental consulting company to review Varco’s claims, and has visited most of the sites to which Varco’s claims relate, and based on the preliminary information received to date from the third-party consultant and its own assessment made from such visits, the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated. The Company’s follow-up investigation on some of these claims is, however, still in the preliminary stages, and it has requested additional information from Varco where appropriate.

The parties have agreed to a limited information exchange in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed, subject to certain limitations, to indemnify Varco for losses arising out of our breach of representations and warranties contained in the agreement in excess of $1,000, and placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. This $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. The Company does not believe that Varco has demonstrated, under the terms of the purchase agreement, that it is entitled to any damages in excess of the $1,000 threshold. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. Because the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated, it has not reserved any amounts on its balance sheet in contemplation of such liabilities or the uncollectability of the $5,000 receivable of the escrowed sale proceeds.

There is no assurance, however, that the Company will not be liable for the amount of Varco’s claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company’s financial condition, liquidity and results of operations.

Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving three former coating plant employees alleging silicosis-related personal injuries: Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"), and Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the "Galvan litigation"). The plaintiffs in both the Koskey and the Galvan litigation allege that they suffer from silicosis and were employees of a subsidiary of Baker Hughes, which is also named as a defendant in both suits. ICO was recently dismissed without liability from a third suit involving a former coating plant employee alleging silicosis-related personal injuries: Pilar Olivas, et al. v. ICO, Inc. et al. pending in Texas State Court in Harris County (the "Olivas litigation").

Four coating plants (located in Louisiana, Canada, and Odessa and Houston, Texas) were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company’s sale of its Oilfield Services business. At these four plants, prior to 1989 a grit blasting process that produced silica dust was used to internally coat tubular goods. (The Company used this process at the Odessa plant, but did not acquire the other three plants until 1992, when it acquired Baker Hughes Tubular Services, Inc. from Baker Hughes.) Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such businesses, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Koskey and Galvan litigation discussed above), and the Company has agreed to indemnify Varco for any such costs.

During prior fiscal years since the mid-1990’s, the Company has settled individual claims, including six wrongful death suits, involving thirty former employees of the Odessa, Texas coating plant who were diagnosed with silicosis-related disease, and involving four former employees of the Houston plant who allegedly suffered from silicosis-related disease. Pursuant to a 1996 agreement between the Company and Baker Hughes concerning the assumption of certain liabilities related to the Baker Hughes Tubular Services, Inc. ("BHTS") acquisition, with regard to any former employees of the Houston and Louisiana plants who allegedly suffered from silicosis-related disease, the Company’s obligations are limited to $500 per claimant and a maximum contingent liability of $5,000 ($4,250 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate for all such claims. ICO and Baker Hughes are sharing litigation costs incurred in connection with the Koskey litigation, and, pursuant to the referenced agreement with Baker Hughes, ICO’s exposure in the case is effectively capped at $500. ICO and Baker Hughes are also sharing defense costs in connection with the Galvan litigation, and at this time the Company believes that its exposure in that case is also capped at $500 per claimant.

At this time, the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation, whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

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

Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company’s remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the two remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of the two sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant. Based on the Company’s current understanding of the remedial status of each of these three sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, or cash flow.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

P A R T    I I
(All currency figures in thousands, except share and per share data)

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 453 shareholders of record of the Company’s common stock at December 12, 2003.

The Company has not declared or paid common stock dividends during 2003, 2002, and 2001, respectively. The Company currently has no plans to declare a common stock dividend.

The Company’s domestic credit facility with Congress Financial Corporation (Southwest) restricts the Company’s ability to pay dividends on common stock. The terms of the domestic credit facility do allow the Company to pay common stock dividends if the Company has not less than $3,000 of excess availability under the credit facility on each of the immediately preceding ten consecutive days of the payment of any such dividend and the Company is not then in default under the credit facility (see Item 7- "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" and Note 10 to the Company’s Consolidated Financial Statements).

The following table sets forth the high and low closing prices for the common stock as reported on the NASDAQ Stock Market.

Fiscal Year		High	Low

2003	First Quarter	$1.74	$1.09
	Second Quarter	$1.33	$1.08
	Third Quarter	$1.51	$1.08
	Fourth Quarter	$1.20	$0.92

2002	First Quarter	$1.46	$1.00
	Second Quarter	$1.44	$1.15
	Third Quarter	$1.54	$1.12
	Fourth Quarter	$1.85	$1.22

Item 6. Selected Financial Data (1)

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements which have been restated to reflect the Oilfield Services business as a discontinued operation. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Fiscal Years Ended September 30,

	2003	2002	2001	2000	1999

	(Unaudited and in thousands, except ratios and share data)
Statement of Operations Data:
Revenues	$206,614	$181,472	$196,837	$220,130	$187,403
Costs of sale and services	172,692	147,345	163,373	175,372	144,693

Gross profit	33,922	34,127	33,464	44,758	42,710
Selling, general and administrative expenses	34,363	29,824	31,847	28,567	30,725
Depreciation and amortization	9,356	10,240	10,397	10,770	11,693
Impairment, restructuring and other costs	12,814	3,168	14,512	426	14,570

Operating income (loss)	(22,611)	(9,105)	(23,292)	4,995	(14,278)
Interest income	300	578	1,712	2,237	1,907
Interest expense	(3,789)	(13,409)	(14,159)	(14,107)	(13,721)
Other income (expense)	493	1,492	(717)	(194)	637

Loss from continuing operations before income taxes
and cumulative effect of change in accounting
principle	(25,607)	(20,444)	(36,456)	(7,069)	(25,455)
Benefit for income taxes	(4,752)	(4,176)	(10,943)	(1,199)	(6,271)

Loss from continuing operations before cumulative
effect of change in accounting principle	(20,855)	(16,268)	(25,513)	(5,870)	(19,184)
Income (loss) from discontinued operations, net of income taxes	(374)	44,214	12,076	8,371	(519)

Income (loss) before cumulative effect of change in
accounting principle	(21,229)	27,946	(13,437)	2,501	(19,703)
Cumulative effect of change in accounting principle	(28,863)	—	—	—	—

Net income (loss)	$ (50,092)	$ 27,946	$ (13,437)	$ 2,501	$ (19,703)
Preferred dividends	(544)	(2,176)	(2,176)	(2,176)	(2,176)

Net income (loss) available for Common Shareholders	$ (50,636)	$ 25,770	$ (15,613)	$ 325	$ (21,879)

Earnings (Loss) Per Share: Basic and Diluted

Loss from continuing operations before cumulative
effect of change in accounting principle	$ (.86)	$(.77)	$(1.22)	$ (.36)	$(.97)
Earnings (loss) from discontinued operations	(.02)	1.84	.53	.37	(.02)

Earnings (loss) before cumulative effect of changein accounting principle	(.88)	1.07	(.69)	.01	(.99)
Cumulative effect of change in accounting principle	(1.16)	—	—	—	—

Earnings (loss) per common share, basic and diluted	$(2.04)	$1.07	$(.69)	$ .01	$(.99)

Cash dividends per share declared on Common Stock	—	—	—	—	$.06
Weighted average shares outstanding (basic)	24,873,000	24,020,000	22,741,000	22,407,000	22,113,000

Weighted average shares outstanding (diluted)	24,873,000	24,042,000	22,741,000	22,465,000	22,113,000

	Fiscal Years Ended September 30,

	2003	2002	2001	2000	1999

Other Financial Data:
EBITDA (1)	$(441)	$4,303	$1,617	$16,191	$11,985
Capital expenditures	8,925	10,159	5,915	8,460	10,177
Common stock dividends	—	—	—	—	1,216
Cash provided by (used for) operating activities (3)	(14,821)	3,005	5,875	8,889	10,185
Cash provided by (used for) investing activities (3)	(4,621)	106,755	(9,787)	(10,847)	(22,594)
Cash provided by (used for) financing activities (3)	$(106,124)	$(12,570)	$(3,383)	$3,893	$(1,126)

Balance Sheet Data:
Cash and equivalents	$ 4,114	$129,072	$ 31,642	$38,955	$ 37,439
Working capital (2)	32,725	145,939	107,073	120,707	117,532
Property, plant and equipment, net	54,639	62,607	61,979	65,596	72,351
Total assets	145,261	304,681	280,944	300,019	305,504
Long-term debt, net of current portion	23,378	128,877	134,191	135,534	136,036
Shareholders’ equity	$67,329	$111,489	$ 79,779	$95,272	$102,950

_________________________________
  "EBITDA" equals gross profit (defined as revenues less cost of sales and services) from continuing operations less selling, general and administrative expenses from continuing operations and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company’s operating performance or as a measure of liquidity. EBITDA excludes impairment, restructuring and other costs from continuing operations. The Company believes EBITDA is a widely accepted financial indicator of a company’s ability to service debt. Because EBITDA excludes some, but not all items that affect net income, such measure varies among companies and may not be comparable to EBITDA as used by other companies.
  Working capital (current assets less current liabilities) and total assets include Oilfield Services assets which are classified as current assets held for sale in the amount of $0; $2,783; $78,092; $75,493; and $75,405; respectively. Working capital also includes total Oilfield Services liabilities held for sale and retained in the amount of $2,476; $6,629; $17,840; $18,288; and $14,670; respectively. Working capital excluding assets held for sale and liabilities held for sale and retained was $35,201; $149,785; $46,821; $63,502; and $56,797.
  These amounts include both continuing and discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results in Operations

Introduction

The Company’s revenues are primarily derived from (1) product sales and (2) toll services in the polymers processing industry. Product sales entail the Company purchasing resin which is further processed within the Company’s operating facilities. The further processing of the material may involve size reduction services and/or compounding services. Compounding services include the manufacture and sale of concentrates. After processing, the Company sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material. Service revenues are recognized as the services are performed and, in the case of product sales, revenues are recognized when the title of the product passes to the customer, which is generally upon shipment.

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

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on December 31. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets.

Critical Accounting Policies

The Company’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable, and commitments and contingencies. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

Revenue and Related Cost Recognition- The Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product sales, revenues and related expenses are recognized when ownership is transferred, which generally occurs when the products are shipped.

Impairment of Property, Plant and Equipment- Property, plant and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of undiscounted future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Impairment of Goodwill and Other Intangible Assets- Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years.

Currency Translation- Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive income or loss. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.

Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to five years.

Overview

In 2003, the Company incurred a net loss of $50,092 including the cumulative effect of a change in accounting principle of $28,863, net of income taxes. Our 2003 operating loss of $22,611 was the fourth operating loss we have suffered in the last five years. Among the challenges we faced in 2003 were higher resin prices, lower tolling services volumes in a weak economic climate in North America and Europe, and competitive pressures that prevented the full recovery of raw material cost increases. While we anticipate that our fourth quarter cost reductions should begin to show results in 2004, we still expect to incur a net loss in 2004. However, absent adverse factors outside our control such as those described in "Forward-Looking Statements and Risk Factors", we believe that our liquidity and access to cash will be sufficient to fund our current operations and commitments through 2004. We believe that the North American and European economic environment must improve for us to continue to operate at our current size and expense level for the long term. If the economic environment does not improve, we may find it necessary to further downsize our administrative costs and/or our operations.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	2003	2002

Cash and cash equivalents	$4,114	$129,072
Working capital	32,725	145,939

Cash and cash equivalents decreased $124,958 and working capital decreased $113,214 during fiscal 2003 due to the factors described below.

    For fiscal 2003, cash used for operating activities by continuing operations was $7,170 compared to cash used of $8,288 for fiscal 2002. This change occurred due to a net decrease in the Company’s loss from continuing operations net of non-cash adjustments offset by a use of cash in various working capital accounts.

Capital expenditures totaled $8,925 during fiscal 2003. These expenditures were made primarily to expand the Company’s operating capacity. The Company anticipates that available cash and existing and future credit facilities will be sufficient to fund fiscal 2004 capital expenditure requirements.

The Company received $8,269 and $123,819 net of transaction costs and cash disposed on the sale of its Oilfield Services business in fiscal years 2003 and 2002, respectively.

Cash used for financing activities for continuing operations was $106,124 during fiscal 2003, compared to cash used of $12,100 during fiscal 2002. The change was primarily the result of the Company’s purchase during the first quarter of fiscal 2003 of $104,480 principal amount of its 10 3/8% Senior Notes due 2007.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2003 are shown in the table below:

	Total	2004	2005	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt	$26,588	$3,210	$6,216	$2,040	$12,059	$1,351	$1,712
Operating leases	7,975	2,037	1,763	1,489	1,141	968	577

Total contractual obligations	34,563	5,247	7,979	3,529	13,200	2,319	2,289

Commercial Commitments:
Credit facilities	5,846	5,846	—	—	—	—	—

Total Contractual Obligations
and Commercial Commitments	$40,409	$11,093	$7,979	$3,529	$13,200	$2,319	$2,289

The Company’s foreign credit facilities are generally collateralized by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company’s domestic credit facility is collateralized by domestic receivables and inventory and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

The Company’s domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any "change of control" of the Company or its restricted subsidiaries will constitute a default under the facility ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being "continuing directors" where "continuing directors" means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the "continuing directors" who were members of the board at the time of such nomination or election).

Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $16,360 and $18,340 at September 30, 2003 and 2002, respectively.

The Company anticipates that existing cash balances, together with the borrowing capacity will provide adequate liquidity for fiscal 2004. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s capital requirements in the long-term.

In connection with the Company’s November 2002 repurchase of $89,570 principal amount of the Company’s outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation. As of September 30, 2003, Senior Notes outstanding were $10,095.

Results of Operations

The following discussion regarding the Company’s financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements.

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

Revenues. During fiscal 2003, revenues increased $25,142 or 14% to $206,614. The strengthening of the foreign currencies relative to the U.S. dollar positively impacted revenues by $16,586 in fiscal year 2003. Product sales revenue increased $28,399 or 19% from $146,138 to $174,537. The increase in product sales revenue was caused by an increase in product sales volumes, particularly in the Company’s rotational molding products and due to the strengthening of the foreign currencies relative to the U.S. dollar. Toll service revenues declined from $35,334 to $32,077, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand, including the loss of some toll processing customers, offset by the impact of stronger foreign currencies compared to the U.S. dollar.

Cost and Expenses. Gross margins (calculated as the difference between revenues and costs of sales and services, divided by revenues) decreased to 16.4% in fiscal 2003, compared to 18.8% in fiscal 2002. The gross margin decrease was the result of a change in revenue mix resulting from an increase in product sales combined with a decline in toll processing volumes. Service revenues generally provide higher profit margins because, unlike product sales, the Company does not purchase raw materials for these transactions. The change in revenue mix was particularly pronounced within the Company's European and North American operations. Higher average resin costs contributed to the decline in gross margins as well as weak operating performance of the Company's Italian, Swedish and certain ICO Polymers United States business units. Strong results generated by the Company's Australasian operations partially offset the adverse impact of the factors discussed above.

Selling, general and administrative expenses increased to $34,363 in fiscal 2003, compared to $29,824 in fiscal 2002, an increase of $4,539 or 15%. The increase was due to the strengthening of the Euro and other foreign currencies relative to the U.S. Dollar (approximately $2,000), an increase in sales and marketing expenses relating to the Company's effort to increase product sales revenues, an increase in compensation expenses due to an increase in the number of Corporate office employees prior to the fourth quarter cost reductions and an increase in expenses incurred by the Company’s Brazilian operations which began production in September 2002. The Company incurred lower proxy contest expenses in fiscal year 2003 than in fiscal 2002, due to the Company's 2002 payment to Travis Street Partners ("TSP") of 528,834 shares of common stock with a value of $746, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001. As a percentage of revenues, selling, general and administrative expenses increased slightly to 16.6% of revenues in fiscal 2003, from 16.4% in fiscal 2002.

The Company implemented annualized cost reductions of approximately $6,500 as part of its cost reduction program in the fourth quarter of fiscal 2003 including cost reductions of $5,400 made to selling, general and administrative expenses. The fourth quarter of fiscal 2003 reflected a portion of these cost savings and the full impact of the cost savings should be reflected in the Company’s fiscal 2004 results.

Depreciation and amortization expenses declined to $9,356 during fiscal 2003 from $10,240 during fiscal 2002, a decrease of $884 or 9%. The decline was the result of the Company’s cessation of goodwill amortization as a result of the adoption of SFAS 142 (See Item 7 – "Critical Accounting Policies"). The impairment of fixed assets recorded in fiscal 2003 of $11,796 will result in a reduction of approximately $1,650 in annual depreciation expense. Capital expenditures or other changes to property, plant and equipment will also impact future depreciation.

Impairment, Restructuring and Other Costs
	Years Ended September 30,

	2003	2002

Severance	$1,054	$437
Impairment of fixed assets	11,796	2,731
Other	(36)	-

Total impairment, restructuring and other costs	$12,814	$3,168

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and ICO Polymers North America. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed any further with the development of its custom inventory/sales order processing software system and recorded an impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations and the remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

During fiscal 2002, the Company recognized a charge of $2,731 related to the impairment of machinery and equipment. During the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in its Italian facility closed in 2002 and determined that these assets had a limited use or were obsolete and recorded an impairment charge of $1,415. The Italian plant was closed due to its redundancy with the Company’s other nearby Italian facility performing similar services, and the Company consolidated its two Italian plants into one. The remaining $1,316 charge relates to equipment that the Company determined in the fourth quarter of 2002 would either be scrapped or is obsolete due to the production changes being made throughout the Company. The Company also recognized in fiscal year 2002 severance expenses of $437 related primarily to the reorganization of the Company’s Italian subsidiary.

Operating Loss. Operating loss increased from a loss of $9,105 in fiscal 2002 to a loss of $22,611 in fiscal 2003. The increased loss was primarily due to the increase in impairment, restructuring and other costs and higher selling, general and administrative expenses.

Net Interest Expense. Net interest expense decreased to $3,489 in fiscal 2003 from $12,831 in fiscal 2002, a decrease of $9,342 or 73%. This decrease is due to the Company’s repurchase in the first quarter of fiscal 2003 of $104,480 principal amount of its 10 3/8% Senior Notes due 2007.

Income Taxes. The Company’s effective tax rate was a tax benefit of 18.6% during fiscal 2003, compared to a tax benefit of 20.4% during fiscal 2002. The change was due to the relation between pre-tax loss to non-deductible items and other permanent differences, valuation allowances and the mix of pre-tax loss generated by the Company’s operations in various taxing jurisdictions. During fiscal 2003, the Company recorded a valuation allowance of $352 for the Company’s Brazilian subsidiary, $447 for the Company’s Swedish subsidiary and an additional valuation of $533 for the Company’s Italian subsidiary against their net deferred tax asset balance. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

The Company has a current year domestic net operating loss for tax purposes in the amount of $8,481. This loss will be carried back to the 2002 tax year generating a tax refund of approximately $2,970. The Company’s operation in Holland also has a tax receivable of approximately $617.

Income (Loss) From Discontinued Operations. Income (loss) from discontinued operations, net of income taxes, decreased to a loss of ($374) compared to income of $44,214 due to the gain recorded on the disposition of the Oilfield Services business of $42,280, net of $25,912 of income taxes, during fiscal 2002. The following table summarizes the make-up of income (loss) from discontinued operations.

	Years Ended September 30,

	2003	2002

Revenues	$5,062	$111,290
Operating income (loss)	$(301)	$3,385

Income (loss) from discontinued operations before gain (loss) on disposition of
Oilfield Services business, net of income taxes	$(191)	$1,934
Gain (loss) on disposition of Oilfield Services business, net of income taxes	(183)	42,280

Income (loss) from discontinued operations, net of income taxes	$(374)	$44,214

Net Income (Loss). Net income (loss) decreased from income of $27,946 to a loss of ($50,092) due to the cumulative effect of change in accounting principle of $28,863 in fiscal 2003, net of benefit for income taxes, as well as the changes in revenues and expenses discussed above.

Foreign Currency Translation . The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2003 and 2002.

Net revenues	$16,586
Operating loss	(990)
Pre-tax loss	(1,174)
Net loss	(3,281)

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

Revenues. During fiscal 2002, revenues declined $15,365 or 8% to $181,472 as both product sales and toll service revenues declined. Product sales revenue declined $9,900 or 6% from $156,038 to $146,138. The decline in product sales revenue was caused by lower average sales prices (caused in part by lower resin prices) in Europe and a change in product sales mix of the Company’s domestic concentrate manufacturing operation. This decrease was partially offset by an increase in product sales volumes in the Company’s Pacific and U.S. markets. Toll service revenues declined from $40,799 to $35,334, caused by lower processing volumes in the United States and Europe resulting from reduced customer demand, including the loss of some toll processing customers. The strengthening of the European and Pacific currencies relative to the U.S. dollar positively impacted total revenues by $2,753 in fiscal year 2002.

Cost and Expenses. Gross margins (calculated as the difference between revenues and costs of sales and services, divided by revenues) increased to 18.8% in fiscal 2002, compared to 17.0% in fiscal 2001. The gross margin increase was the result of an improved revenue mix (from a gross margin perspective) generated by the Company’s domestic concentrate manufacturing operation, a $1,048 inventory write-down recognized during fiscal 2001 and an increase in volumes within the Company’s Pacific Region Operations.

Selling, general and administrative expenses decreased to $29,824 in fiscal 2002, compared to $31,847 in fiscal 2001, a decline of $2,023 or 6%. The decrease was due to lower proxy contest expenses, legal fees and lawsuit settlements. Proxy contest expenses reflected in selling, general and administrative expenses were $756 and $1,660 for the fiscal years 2002 and 2001, respectively. The fiscal 2002 proxy expense represents reimbursement of expenses incurred by TSP in connection with TSP’s successful proxy contest in 2001. As a percentage of revenues, selling, general and administrative expenses increased to 16.4% of revenues in fiscal 2002, from 16.2% in fiscal 2001. This increase was the result of the lower revenues during fiscal 2002.

Depreciation and amortization expenses declined to $10,240 during fiscal 2002 from $10,397 during fiscal 2001, a decrease of $157 or 2%. The decline was the result of the fixed asset and goodwill impairments during the two fiscal years ended September 30, 2002 and 2001, offset by the effect of capital expenditures.

Impairment, Restructuring and Other Charges
	Years Ended September 30,

	2002	2001

Severance	$437	$8,306
Impairment of fixed assets	2,731	1,526
Impairment of goodwill	-	4,218
Lease termination costs	-	462

Total impairment, restructuring and other costs	$3,168	$14,512

During fiscal 2002, the Company recognized a charge of $2,731 related to the impairment of machinery and equipment. During the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in its Italian facility closed in 2002 and determined that these assets had a limited use or were obsolete and recorded an impairment charge of $1,415. The Italian plant was closed due to its redundancy with the Company’s other nearby Italian facility performing similar services, and the Company consolidated its two Italian plants into one. The remaining $1,316 charge relates to equipment that the Company determined in the fourth quarter of 2002 would either be scrapped or is obsolete due to the production changes being made throughout the Company. The Company also recognized in fiscal year 2002 severance expenses of $437 related primarily to the reorganization of the Company’s Italian subsidiary.

During the fourth quarter of fiscal 2001, the Company decided to close three polymers processing operations and restructure another facility. In addition to the plant in Italy described above, the facilities closed included a machinery manufacturing facility in the United States and a minerals size reduction facility in the United States. The restructured facility manufactured color concentrates in the UK and was sold in second quarter of fiscal year 2002. The facilities in Italy and the United States were closed in the first half of fiscal 2002. The minerals size reduction facility in the United States was sold in the first quarter of fiscal 2002. As a result of these actions, the Company recognized a charge of $6,948 in fiscal 2001 which consisted of $5,744 in long-lived asset impairments (consisting of $4,218 in goodwill impairment and $1,526 for fixed asset impairments), $462 of lease termination costs, $327 of severance expenses, inventory write-downs of $340 (included in cost of sales) to reduce inventory values to estimated market selling prices, and $75 of other miscellaneous charges (included in the cost of services). The amount of the fixed asset impairments were determined by comparing fair values with the corresponding carrying values of the assets evaluated. Fair value was determined as the estimated current market value of the fixed assets evaluated based on an independent appraisal.

During the third quarter of fiscal 2001, the Company recognized a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco) (collectively referred to as the "Terminated Pacholders"). In connection with the termination of the Terminated Pacholders, the Company, in the third quarter of fiscal 2001, established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account was to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there was a "change of control," as defined by the IRS regulations, within one year of the Terminated Pacholders’ termination. A "change of control," as defined, did not occur within one year of the severance date and therefore the cash was returned from the escrow account during fiscal year 2002.

Also, during fiscal 2001, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above).

Operating Loss. Operating loss improved from a loss of $23,292 in fiscal 2001 to a loss of $9,105 in fiscal 2002. The improvement was due to the changes in revenue and expenses discussed above, including the fiscal 2002 and 2001 charges.

Net Interest Expense. Net interest expense increased to $12,831 in fiscal 2002 from $12,447 in fiscal 2001, an increase of $384 (3%). This increase is mostly due to the decline in U.S. short-term interest income on cash equivalent investments, a decline in the Company’s average cash levels during fiscal 2002, partially offset by lower debt levels during the year.

Income Taxes. The Company’s effective tax rate was a tax benefit of 20.4% during fiscal 2002, compared to a tax benefit of 30.0% during fiscal 2001. The change was due to the relation between pre-tax income (loss) to non-deductible goodwill and other permanent differences and the mix of pre-tax income or loss generated by the Company’s operations in various taxing jurisdictions. Additionally, during the fourth quarter of fiscal 2002, the Company recorded a valuation allowance of $1,547 which was placed against the net deferred tax asset balance of the Company’s Italian subsidiary. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

Income (loss) from Discontinued Operation. On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. The initial purchase price was subject to a post-closing working capital adjustment for which $2,000 of the sale proceeds were placed in escrow. An additional $5,000 of the sale proceeds were placed in escrow to cover any indemnification claims by the purchasers against the Company. The $7,000 of escrow is included in prepaid expenses and other current assets as of September 30, 2002. The Company recorded a $42,280 gain, net of $25,912 of income tax, on the sale of the Oilfield Services business. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet. The following table summarizes the make-up of income (loss) from discontinued operations.

	Years Ended September 30,

	2002	2001

Revenues	$111,290	$130,491
Operating income	3,385	18,540
Gain on disposition of Oilfield Services business, net of income taxes	42,280	—
Income from discontinued operations before gain on disposition of
Oilfield Services business, net of income taxes	$1,934	$12,076

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

Net Income (Loss). During fiscal 2002, the Company generated net income of $27,946 compared to a net loss of ($13,437) in fiscal 2001, due to the changes in revenues and expenses discussed above.

Foreign Currency Translation. The fluctuations of the U.S. dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2002 and 2001.

Revenues	$2,753
Operating loss	(2)
Pre-tax loss	(33)
Net loss	(93)

Off-Balance Sheet Arrangements

The Company does not have any financial instruments classified as off-balance sheet as of September 30, 2003 and 2002.

Forward-Looking Statements and Risk Factors

The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, future capital expenditures, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, demand for the Company’s products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company’s financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company’s products and services and those described below and elsewhere in this document and those described in the Company’s other filings with the SEC.

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The Company’s indebtedness subjects it to restrictive covenants and may limit its ability to borrow additional funds and efficiently operate the business.

The indebtedness represented by the Senior Notes due in 2007 has several important implications for the Company, including, but not limited to, the following: (i) a portion of the Company’s cash flow from operations must be dedicated to service the Company’s indebtedness and will not be available for other purposes, (ii) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the indenture relating to the Senior Notes contains, and future agreements relating to the Company’s indebtedness may contain, certain restrictive covenants, including, among other things, limitations on the ability of the Company to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (iv) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company’s control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the forgoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company’s long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

Changes in economic activity and in the costs of raw materials could adversely affect the Company.

The Company’s business cycles are affected by changes in the level of economic activity in the various regions in which the Company operates and changes in the cost of the polymers (i.e. resins) produced by the major chemical companies. These costs are outside of the Company’s control and the business cycles are generally volatile and relatively unpredictable. In addition, the Company is affected by cycles in the petroleum and oil and gas industries.

The Company’s success is partly dependent on the Company’s ability to develop superior proprietary technology, know-how and trade secrets.

The operations of the Company’s business are dependent to a certain degree upon proprietary technology, know-how and trade secrets either developed by the Company or licensed to it by third parties. In many cases, these or equivalent processes or technologies are available to the Company’s competitors, customers and others. In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies. The availability to, or development by others of equivalent or superior information, processes or technologies could have a material adverse effect on the Company.

The Company could be materially adversely affected by a failure to properly identify, finance and integrate acquisitions.

Over the past several years, the Company has made business acquisitions, and other businesses may be acquired in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. The Company may, to the extent allowed by agreements, incur indebtedness to finance future acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could have a material adverse effect on the Company’s operating results. The Company has also made significant dispositions, including the sale of all of the Company’s Oilfield Services business in 2002 and 2003, and the Company may dispose of additional assets or businesses in the future. There can be no assurance that the Company will be successful in investing or spending any capital obtained in connection with any such disposition, or that the Company’s remaining assets will perform as expected after any such disposition.

The failure to properly manage inventories could expose the Company to material financial losses.

The Company’s product sales business, including the Company’s concentrate manufacturing operations require the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

International events may hurt the Company’s operations.

A majority of the Company’s current operations is conducted in international markets, particularly the Company’s European, South American and Pacific Region specialty polymers processing services business. The Company expects to continue to seek to expand its international operations, primarily through internal growth. The Company’s international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

The Company continues to experience significant losses and may never be profitable, which could result in a decline in the value of its common stock and a loss of your investment.

The Company sustained net losses of $(50,092)and $(13,437) for the fiscal years ended September 30, 2003, and 2001, respectively. The Company’s 2003 operating loss of $22,611 was the fourth operating loss it has suffered in the last five years. The Company expects to incur a net loss during fiscal year 2004, and it cannot guarantee that it will achieve profitability in the future.

Due to the Company’s lack of asset diversification, adverse developments in its business could materially adversely impact the Company’s operations.

Since the Company’s disposition of its oilfield services operations, it relies exclusively on the revenues generated from the manufacturing of resins and concentrates and provision of specialized polymers processing services. Due to its lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on the Company’s financial condition and results of operations than if it maintained more diverse assets.

If the Company’s common stock is delisted from the Nasdaq National Market, you may have greater difficulty disposing of your shares, the Company’s stock price may decline, and the Company may find it more difficult to raise additional capital.

In the first quarter of fiscal 2004, the Company’s stock price traded below $1.00 for 30 consecutive days, and Nasdaq informed the Company that its common stock would be delisted from the Nasdaq National Market unless the closing bid price of the common stock equaled or exceeded $1.00 per share for at least ten consecutive trading days prior to April 26, 2004. The closing bid of the Company’s stock price has since exceeded $1.00 per share for well in excess of ten consecutive trading days, and it has been notified by Nasdaq that the Company is once again in compliance with its minimum bid price requirements for the Nasdaq National Market. However, the Company’s stock price has been volatile in recent years, and may again fail to meet Nasdaq's minimum bid price requirements for an extended period. If the Company’s common stock is delisted from the Nasdaq National Market, it may not be able to list the stock on the Nasdaq SmallCap Market or any other exchange or automated trading system. In such event, you may find it more difficult to obtain accurate quotations of the market value of the Company’s common stock and to dispose of shares of the Company’s common stock in the secondary market. Some of the institutional holders of the Company’s common stock may be required, under their internal investment parameters, to divest themselves of Company securities, and this may have the effect of lowering the trading price of the Company’s common stock. Also, the delisting of the Company’s common stock from the Nasdaq National Market could also impair the Company’s future ability to raise capital.

Operational risks such as personal injury, property damages, pollution and environmental damages could adversely affect the Company’s business.

The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include equipment or product failures or work related accidents which could also result in personal injury, property damages, pollution and other environmental risks. The Company may not be fully insured against possible losses pursuant to such risks. Such losses could have a material adverse impact on the Company. In addition, from time to time, the Company is involved in various litigation matters arising in the ordinary course of its business and is currently involved in numerous legal proceedings in connection with its operations and those of its acquired companies. There can be no assurance that the Company will not incur substantial liability as a result of these or other proceedings. The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restricting releases of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company will operate and restricting emissions. Many of these laws and regulations provide for strict joint and several liabilities for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violations of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious instances, shutdowns or revocation of permits or authorizations. There can be no assurance that a review of the Company’s past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company’s financial condition or results of operations. In addition, the revocation of any of the Company’s material operating permits, the denial of any material permit application or the failure to renew any material interim permit could have a material adverse effect on the Company. The Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future law or regulation will be administered or interpreted. To date, the Company has incurred compliance and clean-up costs in connection with environmental laws and regulations and there can be no assurance as to future costs. In particular, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

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

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective with respect to the Company’s existing financial instruments on July 1, 2003. The implementation of this statement did not have a material impact on the Company’s financial statements.

In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was effective for contracts entered into, modified or designated as hedges after June 30, 2003. The Company adopted this standard on July 1, 2003 and the implementation of this statement did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. This statement became effective with respect to the Company on July 1, 2003. The implementation of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that companies have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation were effective upon issuance of the interpretation. The implementation of this interpretation did not have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 The Company’s primary market risk exposures include debt obligations carrying variable interest rates and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation’s functional currency. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

Except for the Senior Notes indebtedness, the aggregate fair value of the Company’s long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 2003. The Senior Notes long-term debt, with a face value of $10,095 and $114,575 had a fair market value of approximately $9,817 and $111,424 at September 30, 2003 and 2002, respectively. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. As of September 30, 2003 and 2002, the Company had approximately $2,605 of notional value (fair market value at September 30, 2003 was $2,680) and $770 of notional value (fair market value at September 30, 2002 was $771), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments
	US$ Equivalent		Weighted Average Year-End Interest Rate

	September 30,		September 30,
	2003	2002	2003	2002
Currency Denomination of Indebtedness

British Pounds Sterling (1)	$1,198	$2,815	5.75%	5.75%
Euro (1)	2,496	715	4.71%	5.73%
New Zealand Dollar (1)	1,197	521	7.23%	6.61%
Swedish Krona (1)	909	446	5.45%	4.90%
Malaysian Ringgit (1)	46	71	7.75%	8.75%

(1) Maturity dates are expected to be less than one year.

September 30,

	2003	2002

Receive US$/Pay NZ$:

Contract Amount	US $427	None
Average Contractual Exchange Rate	(US$/NZ$) .5884
Expected Maturity Dates	October 2003 through
November 2003
Receive US$/Pay Australian $:

Contract Amount	US $2,178	US$ 770
Average Contractual Exchange Rate	(US$/A$) .6624	(US$/A$) .5421
Expected Maturity Dates	October 2003 through	October 2002 through
	December 2003	November 2002

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report. See index to this information on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. As of the end of the period covered by this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures were reasonably effective to ensure that material information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in internal controls. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

The Company’s chief executive and chief financial officers have each submitted to the Securities and Exchange Commission their certifications as required under 18 U.S.C. 1350, accompanying the filing of this Report.

P A R T    I I I

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption "Proposal 1 – Election of Directors" and to the information under the caption "Section 16(a)" in the Company’s definitive Proxy Statement (the "Proxy Statement") for its 2004 Annual Meeting of Shareholders. The Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 2003.

The Company has adopted a code of ethics that applies to, among others, its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available upon request by contacting the General Counsel at (713) 351-4100 or on our website at www.icopolymers.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will make a public disclosure of the nature of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the fiscal 2003 Proxy Statement.

Item 13. Certain Relationships and Related Party Transactions

The information required by this item is incorporated herein by reference to the fiscal 2003 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2003 Proxy Statement.

P A R T    I V

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)    The response to this portion of Item 15 is submitted as a separate section of this report on page F-1.

(b)    Reports on Form 8-K:

On July 18, 2003, the Company filed a Current Report on Form 8-K reporting the July 17, 2003 issuance of a press release to the Securities and Exchange Commission announcing the resignation of Timothy J. Gollin as Chief Executive Officer and the appointment of Jon C. Biro, an ICO director and the Company’s Chief Financial Officer, to assume Mr. Gollin’s responsibilities until a new Chief Executive Officer is selected.

On August 14, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release to the Securities and Exchange Commission announcing its financial results for the quarter ended June 30, 2003.

(c)    Exhibits required by Item 601 of S-K:

The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.			Exhibit

2.1		—
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc., Varco L.P., Varco Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK) Ltd, as Sellers (filed as exhibit 10.1 to Form 8-K dated July 3, 2002)

3.1		—	Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2		—	Amended and Restated By-Laws of the Company dated October 5, 2001 (filed as Exhibit 3.2 to Form 10-K dated December 20, 2002)
4.1		—	Statement of Resolution of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
4.2		—	Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
4.3		—
Indenture dated as of June 9, 1997 between ICO P&O, Inc., a Texas corporation, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

4.4		—
First Supplemental Indenture and Amendment dated April 1,1998 between ICO P&O, Inc., a Texas corporation, as issuer, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

4.5		—
Second Supplemental Indenture and Amendment dated April 1, 1998 among the Registrant, ICO P&O, Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

4.6		—
Third Supplemental Indenture, dated November 1, 2002 among the Registrant, ICO P&O, Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.6 to Form 10-K dated December 20, 2002)

4.7		—	Shareholder Rights Agreement dated April 1, 1998 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed as Exhibit 4.7 to Form 10-Q dated May 15, 1998)
4.8	*	—	Amendment No. 1 to Rights Agreement dated October 31, 2003 by and between the Registrant and Harris Trust and Savings Bank, as rights agent (filed herewith)

Exhibit No.			Exhibit

10.1		—
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

10.2		—
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

10.3		—	ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant’s Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.4	*	—	Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc.
10.5		—	1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
10.6		—	ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)
10.7		—	ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)
10.8	*	—	First Amended and Restated ICO, Inc. 1998 Stock Option Plan
10.9		—	Employment Agreement dated June 21, 2001 and between the Registrant and Christopher N. O’Sullivan (filed as Exhibit 10.8 to Form 10-Q dated August 14, 2001
10.10		—	First Amendment to Employment Agreement by and between the Registrant and Christopher N. O’Sullivan dated October 23, 2002 (filed as Exhibit 10.10 to Form 10-K dated December 20, 2002)
10.11		—	Employment Agreement between the Registrant and Christopher N. O’Sullivan, dated June 21, 2003 (filed as Exhibit 10.4 to Form 10-Q dated August 14, 2003)
10.12		—	Amendment to Employment Agreement, between the Registrant and Christopher N. O’Sullivan, dated July 23, 2003 (filed as Exhibit 10.5 to Form 10-Q dated August 14, 2003)
10.13		—	Employment Agreement dated June 21, 2001 by and between the Registrant and Timothy J. Gollin (filed as Exhibit 10.7 to Form 10-Q dated August 14, 2001)
10.14		—	First Amendment to Employment Agreement by and between the Registrant and Timothy J. Gollin dated October 31, 2002 (filed as Exhibit 10.12 to Form 10-K dated December 20, 2002)
10.15		—	Supplemental Agreement between the Registrant and Timothy J. Gollin dated June 19, 2003 (filed as Exhibit 10.1 to Form 10-Q dated August 14, 2003)
10.16		—	Amendment to Supplemental Agreement between the Registrant and Timothy J. Gollin, dated July 14, 2003 (filed as Exhibit 10.2 to Form 10-Q dated August 14, 2003)
10.17		—	Agreement between the Registrant and Timothy J. Gollin dated July 18, 2003 (filed as Exhibit 10.3 to Form 10-Q dated August 14, 2003)
10.18		—	Employment Agreement dated September 4, 1998 by and between the Registrant and Jon C. Biro (filed as Exhibit 10.20 to Form 10-K dated December 23, 1998)
10.19		—
First Amendment and Supplement to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated July 24, 2002 (filed as Exhibit 10.10 to Form 10-K dated December 20, 2002)

10.20		—	Second Amendment to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated October 24, 2002 (filed as Exhibit 10.15 to Form 10-K dated December 20, 2002)
10.21		—	Third Amendment to First Amended and Restated Employment Agreement by and between the Registrant and Jon C. Biro dated January 15, 2003 (filed as Exhibit 10.4 to Form 10-Q dated February 14, 2003)
10.22		—	Employment Agreement dated March 1, 2002 by and between the Registrant and Charlotte J. Fischer (filed as Exhibit 10.12 to Form 10-K dated December 20, 2002)

Exhibit No.			Exhibit

10.23		—	First Amendment to Employment Agreement by and between the Registrant and Charlotte J. Fischer dated October 24, 2002 (filed as Exhibit 10.17 to Form 10-K dated December 20, 2002)
10.24	*	—	Second Amendment to Employment Agreement by and between the Registrant and Charlotte Fischer dated December 8, 2003
10.25		—	Employment Agreement dated February 15, 2001 by and between the Registrant’s subsidiary and Brad Leuschner (filed as Exhibit 10.18 to Form 10-K dated December 20, 2002)
10.26		—	Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31, 2002 (filed as Exhibit 10.19 to Form 10-K dated December 20, 2002)
10.27		—	Second Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated October 31, 2002 (filed as Exhibit 10.20 to Form 10-K dated December 20, 2002)
21.1	*	—	Subsidiaries of the Company
23.1	*	—	Consent of independent accountants
31.1	*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2	*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1	*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2	*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ Jon C. Biro

Jon C. Biro Interim Chief Executive Officer and Chief Financial Officer

Date:	December 19, 2003

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher N. O’Sullivan	Chairman of the Board and President	December 19, 2003

Christopher N. O’Sullivan

/s/ Jon C. Biro	Interim Chief Executive Officer, Chief Financial Officer, and Director (Principal Financial Officer)	December 19, 2003

Jon C. Biro

/s/ James D. Calaway	Director	December 19, 2003

James D. Calaway

/s/ David E.K. Frischkorn, Jr.	Director	December 19, 2003

David E.K. Frischkorn, Jr.

/s/ John F. Gibson	Director	December 19, 2003

John F. Gibson

/s/ A. John Knapp	Director	December 19, 2003

A. John Knapp

/s/ Charles T. McCord, III	Director	December 19, 2003

Charles T. McCord, III

/s/ William C. Willoughby	Director	December 19, 2003

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

F - 1

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ICO, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective October 1, 2002.

Additionally as discussed in Note 15, certain claims exist related to the sale of the Oilfield Services business.

PricewaterhouseCoopers LLP

Houston, Texas
December 15, 2003

F - 2

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,

	2003	2002

ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$4,114	$129,072
Trade receivables (less allowance for doubtful accounts of $2,047 and $1,695, respectively)	41,310	39,498
Inventories	24,166	19,367
Prepaid expenses and other	11,952	11,603
Oilfield Services assets held for sale	-	2,783

Total current assets	81,542	202,323

Property, plant and equipment, net	54,639	62,607
Goodwill	8,245	36,669
Other	835	3,082

Total assets	$145,261	$304,681

LIABILITIES, STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
Short-term borrowings	$5,846	$4,568
Current portion of long-term debt	3,210	2,793
Accounts payable	22,120	19,062
Accrued interest	387	4,006
Accrued salaries and wages	3,766	2,319
Income taxes payable	2,216	8,247
Other current liabilities	8,796	8,760
Oilfield Services liabilities held for sale and retained	2,476	6,629

Total current liabilities	48,817	56,384

Deferred income taxes	4,108	6,525
Long-term liabilities	1,629	1,406
Long-term debt, net of current portion	23,378	128,877

Total liabilities	77,932	193,192

Commitments and contingencies	-	-
Stockholders’ equity:
Convertible preferred stock, without par value – 345,000 shares authorized; 322,500 shares
issued and outstanding with a liquidation preference of $33,882	13	13
Undesignated preferred stock, without par value – 105,000 shares authorized;
0 shares issued and outstanding	-	-
Junior participating preferred stock, without par value -
50,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, without par value – 50,000,000 shares authorized;
25,146,550 and 24,450,345 shares issued and outstanding, respectively	43,555	42,674
Additional paid-in capital	102,811	103,157
Accumulated other comprehensive loss	(4,211)	(9,608)
Accumulated deficit	(74,839)	(24,747)

Total stockholders’ equity	67,329	111,489

Total liabilities and stockholders’ equity	$145,261	$304,681

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

(In thousands, except share data)
Revenues:
Sales	$174,537	$146,138	$156,038
Services	32,077	35,334	40,799

Total revenues	206,614	181,472	196,837
Cost and expenses:
Cost of sales	151,328	123,029	132,552
Cost of services	21,364	24,316	30,821
Selling, general and administrative	34,252	29,824	31,847
Stock option compensation expense	111	-	-
Depreciation	9,059	8,123	8,253
Amortization of intangibles	297	2,117	2,144
Impairment, restructuring and other costs	12,814	3,168	14,512

Operating loss	(22,611)	(9,105)	(23,292)
Other income (expense):
Interest income	300	578	1,712
Interest expense	(3,789)	(13,409)	(14,159)
Other income (expense)	493	1,492	(717)

Loss from continuing operations before income taxes and
cumulative effect of change in accounting principle	(25,607)	(20,444)	(36,456)
Benefit for income taxes	(4,752)	(4,176)	(10,943)

Loss from continuing operations before cumulative effect of
change in accounting principle	(20,855)	(16,268)	(25,513)
Income (loss) from discontinued operations, net of provision for income
taxes of $1,247, $27,098 and $6,909, respectively	(374)	44,214	12,076

Income (loss) before cumulative effect of change in accounting
principle	(21,229)	27,946	(13,437)
Cumulative effect of change in accounting principle, net of benefit
for income taxes of $(580), $0, and $0	(28,863)	-	-

Net income (loss)	$(50,092)	$27,946	$(13,437)

Preferred dividends	(544)	(2,176)	(2,176)

Net income (loss) applicable to common stock	$(50,636)	$25,770	$(15,613)

Basic and diluted income (loss) per share:
Loss from continuing operations before cumulative effect of change in
accounting principle	$(.86)	$(.77)	$(1.22)
Income (loss) from discontinued operations	(.02)	1.84	.53

Income (loss) before cumulative effect of change in
accounting principle	(.88)	1.07	(.69)
Cumulative effect of change in accounting principle	(1.16)	-	-

Basic and diluted net income (loss) per common share	$(2.04)	$1.07	$(.69)

Basic weighted average shares outstanding	24,873,000	24,020,000	22,741,000

Diluted weighted average shares outstanding	24,873,000	24,042,000	22,741,000

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,

	2003	2002	2001

(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(49,718)	$(16,268)	$(25,513)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle before tax	29,443	-	-
Depreciation and amortization	9,356	10,240	10,397
Impairment, restructuring and other costs	12,004	2,731	6,206
Proxy contest expenses paid with common stock	-	746	-
Other	74	(638)	1,139
Changes in assets and liabilities, net of the effects of business acquisitions and dispositions:
Receivables	3,039	(2,523)	5,130
Inventories	(2,190)	(1,266)	7,606
Prepaid expenses and other assets	(1,591)	4,419	(3,093)
Income taxes payable	(2,141)	(937)	(284)
Deferred taxes	(3,776)	(5,961)	(5,667)
Accounts payable	328	1,718	(5,485)
Accrued interest	(3,619)	(101)	(22)
Other liabilities	1,621	(448)	(29)

Total adjustments	42,548	7,980	15,898

Net cash used for operating activities by continuing operations	(7,170)	(8,288)	(9,615)
Net cash provided by (used for) operating activities by discontinued operations	(7,651)	11,293	15,490

Net cash provided by (used for) operating activities	(14,821)	3,005	5,875

Cash flows provided by (used for) investing activities:
Capital expenditures	(8,925)	(10,159)	(5,915)
Proceeds from disposition of property, plant and equipment	426	645	347

Net cash used for investing activities for continuing operations	(8,499)	(9,514)	(5,568)
Net cash provided by (used for) investing activities for discontinued operations	3,878	116,269	(4,219)

Net cash provided by (used for) investing activities	(4,621)	106,755	(9,787)

Cash flows used for financing activities:
Common stock transactions	9	4	448
Payment of dividend on preferred stock	(1,088)	(2,176)	(2,176)
Proceeds from debt	853	-	1,157
Debt retirement costs	(483)	-	-
Debt repayments	(105,415)	(9,300)	(2,206)
Payment of credit facility costs	-	(628)	-

Net cash used for financing activities for continuing operations	(106,124)	(12,100)	(2,777)
Net cash used for financing activities for discontinued operations	-	(470)	(606)

Net cash used for financing activities	(106,124)	(12,570)	(3,383)

Effect of exchange rates on cash	608	240	(18)

Net increase (decrease) in cash and equivalents	(124,958)	97,430	(7,313)
Cash and equivalents at beginning of period	129,072	31,642	38,955

Cash and equivalents at end of period	$4,114	$129,072	$31,642

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest received	$300	$669	$1,961
Interest paid	(6,418)	(14,496)	(13,871)
Income taxes paid	(8,944)	(1,992)	(2,785)

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Compre- hensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	(In thousands, except share data)

Balance at September 30, 2000	$13	22,678,107	$40,236	$105,333		$(13,230)	$(37,080)	$95,272
Issuance of shares in connection with employee benefit plans	—	8,880	20	—		—-	—	20
Exercise of employee stock options	—	270,000	449	—		—-	—	449
Convertible exchangeable preferred stock dividend (See Note 11)	—	—	—	(2,176)		—-	—	(2,176)
Translation adjustment	—	—	—	—	$ (349)	(349)	—	(349)
Net loss	—	—	—	—	(13,437)	—	(13,437)	(13,437)

Comprehensive loss	—	—	—	—	$(13,786)	—	—	—

Balance at September 30, 2001	13	22,956,987	40,705	103,157		(13,579)	(50,517)	79,779

Issuance of shares in connection with employee benefit plans	—	959,524	1,219	—		—	—	1,219
Exercise of employee stock options	—	5,000	4	—		—	—	4
Issuance of shares in connection with TSP’s successful proxy
contest (See Note 16)	—	528,834	746	—		—	—	746
Convertible exchangeable preferred stock dividend (See Note 11)	—	—	—	—		—	(2,176)	(2,176)
Translation adjustment	—	—	—	—	$ 3,971	3,971	—	3,971
Net income	—	—	—	—	27,946	—	27,946	27,946

Comprehensive Income	—	—	—	—	$31,917	—	—	—

Balance at September 30, 2002	13	24,450,345	42,674	103,157		(9,608)	(24,747)	111,489

Issuance of shares in connection with employee benefit plans	—	686,205	872	—		—	—	872
Issuance of stock options	—	—	—	111		—	—	111
Exercise of employee stock options	—	10,000	9	87		—	—	96
Convertible exchangeable preferred stock dividend (See Note 11)	—	—	—	(544)		—	—	(544)
Translation adjustment	—	—	—	-	$ 5,397	5,397	—	5,397
Net loss	—	—	—	—	(50,092)	—	(50,092)	(50,092)

Comprehensive loss	—	—	—	—	$(44,695)	—	—	—

Balance at September 30, 2003	$ 13	25,146,550	$43,555	$102,811		$(4,211)	$(74,839)	$67,329

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries ("the Company") manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer resins to give finished products desired characteristics, such as protection from ultraviolet light. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through our 20 operating facilities located in 10 countries in the United States, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal 1998, the Company was reorganized into a holding company structure with new ICO, Inc., a Texas corporation, serving as the holding company. During fiscal years 2003 and 2002, the Company completed the sale of its oilfield services business ("Oilfield Services"). References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of ICO, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The historical financial statements have been restated to reflect the Oilfield Services business as a discontinued operation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, inventory reserves and allowance for doubtful accounts related to accounts receivable. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

Revenue and related cost recognition - The Company recognizes revenue from services upon completion of the services and related expenses are recognized as incurred. For product sales, revenues and related expenses are recognized when ownership is transferred, which generally occurs when the products are shipped.

Inventories - Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.

Cash and cash equivalents - The Company considers all highly-liquid debt securities with a maturity of three months or less when purchased to be cash equivalents. Those securities are readily convertible to known amounts of cash and bear insignificant risk of changes in value due to their short maturity period.

F - 7

Property, plant and equipment - The costs of property, plant and equipment, including renewals and improvements which extend the life of existing properties, are capitalized and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Classification	Years

Site improvements	2-25
Buildings	15-25
Machinery and equipment	1-20
Transportation equipment	3-10

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

Impairment of Property, Plant and Equipment – Property, plant and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of undiscounted future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Impairment of Goodwill and Other Intangible Assets – Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets (See Note 5 – Cumulative Effect of Change in Accounting Principle). This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years.

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings. Net foreign currency transaction gains were $558 and $363 for fiscal years 2003 and 2002, respectively. The amount for fiscal year 2001 was not material.

The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2003 and 2002.

	Years Ended
	September 30,

	2003	2002

Net revenues	$16,586	$2,753
Operating loss	(990)	(2)
Pre-tax loss	(1,174)	(33)
Net loss	(3,281)	(93)

F - 8

Stock Options - Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to five years (see Note 12- "Stock Option Plans").

Environmental - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see Note 15 – "Commitments and Contingencies."

Income taxes - The provision for income taxes includes federal, state, and foreign income taxes currently payable and deferred based on currently enacted tax laws. Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax basis of assets and liabilities. The Company reduces deferred tax assets by a valuation allowance when, based on its estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted losses from foreign subsidiaries of approximately $27,000.

Earnings (loss) per common share - The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. There were no potentially dilutive securities for the fiscal year ended September 30, 2003 or 2001 due to the loss recorded by the Company. The weighted average shares outstanding was increased by 22,000 shares to reflect the conversion of all potentially dilutive securities for the year ended September 30, 2002. The total amount of anti-dilutive securities for the years ended September 30, 2003, 2002, and 2001 were 4,704,000, 5,155,000, and 5,506,000 shares, respectively.

Liquidity - The Company anticipates that the existing cash balance as of September 30, 2003 of $4,114 and additional borrowings capacity of $16,360 under various foreign and domestic credit arrangements and potential borrowing capacity under potentially new credit facilities will provide adequate cash flows and liquidity for 2004. Management expects the liquidity from these amounts and cash flow from operations in 2004 will satisfy the capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year.

Forward Exchange Agreements - The Company reflects that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders’ equity (as a component of comprehensive income (loss)).

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and forward purchase contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation’s functional currency. Forward currency contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

F - 9

Reclassifications - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

Recently Issued Accounting Pronouncements -  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. This statement will be effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this statement did not have a material impact on the Company’s financial statements.

In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was effective for contracts entered into, modified or designated as hedges after June 30, 2003. The Company adopted this standard on July 1, 2003 and the implementation of this statement did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities ("VIE")) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. This statement will be effective no later than the beginning of the first interim or annual reporting period after June 15, 2003. The implementation of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that companies have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation were effective upon issuance of the interpretation. The implementation of this interpretation did not have a material impact on the Company’s financial statements.

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company’s domestic size reduction business, polymers distributors. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11% and 18% of the Company’s consolidated revenues for fiscal years 2002 and 2001, respectively. No single customer accounted for more than 10% of revenues during fiscal year 2003. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company provides allowances for potential credit losses when collection becomes doubtful. Accordingly, management considers such credit risk to be limited.

F - 10

Note 3 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. Except for the Senior Notes indebtedness, the aggregate fair value of the Company’s long-term debt, as determined using interest rates currently available to the Company for borrowings with similar terms, approximates the aggregate carrying amount as of September 30, 2003. The Senior Notes long-term debt, with a face value of $10,095 and $114,575 had a fair market value of approximately $9,817 and $111,424 at September 30, 2003 and 2002, respectively. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. As of September 30, 2003 and 2002, the Company had approximately $2,605 of notional value (fair market value at September 30, 2003 was $2,680) and $770 of notional value (fair market value at September 30, 2002 was $771), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments
	US$ Equivalent		Weighted Average Year-End Interest Rate

	September 30,		September 30,
	2003	2002	2003	2002
Currency Denomination of Indebtedness

British Pounds Sterling (1)	$1,198	$2,815	5.75%	5.75%
Euro (1)	2,496	715	4.71%	5.73%
New Zealand Dollar (1)	1,197	521	7.23%	6.61%
Swedish Krona (1)	909	446	5.45%	4.90%
Malaysian Ringgit (1)	46	71	7.75%	8.75%

(1) Maturity dates are expected to be less than one year.

The Company does not have any financial instruments classified as off-balance sheet as of September 30, 2003 and 2002.

September 30,

	2003	2002

Receive US$/Pay NZ$:

Contract Amount	US $427	None
Average Contractual Exchange Rate	(US$/NZ$) .5884
Expected Maturity Dates	October 2003 through
November 2003
Receive US$/Pay Australian $:

Contract Amount	US $2,178	US$ 770
Average Contractual Exchange Rate	(US$/A$) .6624	(US$/A$) .5421
Expected Maturity Dates	October 2003 through	October 2002 through
	December 2003	November 2002

F - 11

Note 4 – Acquisition and Disposition

On September 6, 2002, the Company completed the sale of substantially all of its oilfield services business to Varco International, Inc. ("Varco"). Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. All proceeds from the sale have been received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. See Note 15 – Commitments and Contingencies for further discussion of the indemnification claims. The $5,000 of escrow is included in Prepaid expenses and other current assets as of September 30, 2003. The Company recorded a $42,280 gain, net of $25,912 of income tax, on the sale of the Oilfield Services business in fiscal 2002. Primarily due to this gain, the Company was able to utilize net operating loss carryforwards of approximately $30,438 during fiscal 2002. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet.

On July 31, 2003 the Company sold its remaining oilfield service operation to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities and recorded a pre-tax gain of $600. There were no other material business acquisitions or dispositions from continuing operations in fiscal years 2003, 2002 and 2001.

Note 5 – Cumulative Effect of Change in Accounting Principle

Effective October 1, 2002, the Company was required to adopt SFAS 142, Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 will result in a reduction of approximately $1,140 in annual amortization expense, assuming no additional impairment of goodwill. The following proforma information adjusts the historical financial information to reflect the effect of not amortizing goodwill in accordance with SFAS 142.

	Years Ended September 30,

	2003	2002	2001

Reported income (loss) before cumulative effect of change in
accounting principle	$(21,229)	$27,946	$(13,437)
Add back: goodwill amortization, net of income taxes of $0, $64,
and $72, respectively	-	1,076	1,100

Adjusted income (loss) before cumulative effect of change in
accounting principle	(21,229)	29,022	(12,337)
Cumulative effect of change in accounting principle	(28,863)	-	-

Adjusted net income (loss)	$(50,092)	$29,022	$(12,337)

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of change in
accounting principle	$(.88)	$1.07	$(.69)
Add back: goodwill amortization, net of income taxes of $0, $64,
and $72, respectively	-	.04	.05

Adjusted income (loss) before cumulative effect of change in
accounting principle	(.88)	1.11	(.64)
Cumulative effect of change in accounting principle	(1.16)	-	-

Adjusted net income (loss)	$(2.04)	$1.11	$(.64)

F - 12

The changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002 are as follows:

	Years Ended September 30,

	2003	2002

Balance at beginning of period	$36,669	$36,355
Foreign currency impact	1,019	1,454
Cumulative effect of change in accounting principle before tax	(29,443)	-
Goodwill amortization	-	(1,140)
Balance at end of period	$8,245	$36,669

Accumulated goodwill amortization as of September 30, 2003 and 2002 was $1,151 and $10,084, respectively.

Note 6 – Impairment, Restructuring and Other Costs

	Years Ended September 30,

	2003	2002	2001

Severance	$1,054	$437	$8,306
Impairment of fixed assets	11,796	2,731	1,526
Impairment of goodwill	-	-	4,218
Other	(36)	-	462

Total impairment, restructuring and other costs	$12,814	$3,168	$14,512

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and ICO Polymers North America. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed any further with the development of its custom inventory/sales order processing software system and recorded an impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations and the remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

During fiscal 2002, the Company recognized a charge of $2,731 related to the impairment of machinery and equipment. During the third quarter of fiscal 2002, the Company completed an evaluation of assets contained in its Italian facility closed in 2002 and determined that these assets had a limited use or were obsolete and recorded an impairment charge of $1,415. The Italian plant was closed due to its redundancy with the Company’s other nearby Italian facility performing similar services, and the Company consolidated its two Italian plants into one. The remaining $1,316 charge relates to equipment that the Company determined in the fourth quarter of 2002 would either be scrapped or is obsolete due to the production changes being made throughout the Company. The Company also recognized in fiscal year 2002 severance expenses of $437 related primarily to the reorganization of the Company’s Italian subsidiary.

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

F - 13

During the third quarter of fiscal 2001, the Company recognized a $7,410 charge for severance obligations relating to the termination of Asher Pacholder (former Chairman and Chief Financial Officer), Sylvia Pacholder (former President and Chief Executive Officer), Robin Pacholder (former President- Wedco North America), David Gerst (former Senior Vice President and General Counsel) and Tom Pacholder (former Senior Vice President- Wedco) (collectively referred to as the "Terminated Pacholders"). In connection with the termination of the Terminated Pacholders, the Company, in the third quarter of fiscal 2001, established and funded an escrow account containing $3,113 in cash. The purpose of the escrow account was to pay federal excise tax pursuant to IRS Code Sec. 280(g) in the event there was a "change of control", as defined by the IRS regulations, within one year of the Terminated Pacholders’ termination. A "change of control", as defined, did not occur within one year of the severance date and, therefore, the cash was returned from escrow during fiscal year 2002.

Also, during fiscal 2001, the Company terminated certain polymers processing employees and recognized related severance expenses of $569 (excludes severance expenses discussed above).

Note 7 – Inventories

Inventories at September 30 consisted of the following:

	2003	2002

Raw materials	$12,806	$10,664
Finished goods	11,244	8,049
Supplies	1,356	955
Work in progress	241	201
Less reserve	(1,481)	(502)

Total Inventory	$24,166	$19,367

Note 8 – Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:
	Total

	2003	2002

Machinery and equipment	$77,220	$76,388
Buildings	24,360	20,814
Land and site improvements	6,048	5,555
Construction in progress	2,096	2,424
Other	495	102

	110,219	105,283
Accumulated depreciation	(55,580)	(42,676)

Property, plant and equipment, net	$54,639	$62,607

F - 14

Note 9 - Long-term Debt

Long-term debt at September 30, 2003 and 2002 consisted of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.

	2003	2002

10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.	$10,095	$114,575

Term loan of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	5,820	5,050

Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest is payable in quarterly installments at a convertible fixed interest rate which was 7.8% at September 30, 2003, and 2002, respectively, adjusted quarterly and limited to a maximum rate of 9.4% through July 2005.	2,951	2,693

Term loan of the Company’s Italian subsidiary collateralized by land and buildings of the subsidiary. Increasing principal payments are made quarterly beginning May 2000 through April 2005. Interest paid quarterly at a fixed rate of 5.9%.	598	1,260

Term loans of one of the Company’s British subsidiaries, collateralized by current assets of the subsidiary. Payment is due in 2004 and interest is payable semi-annually at rates fixed through 2003 between 7.7% and 8.4%.	1,247	1,178

Mortgage loan payable by one of the Company’s British subsidiaries, collateralized by a mortgage on the assets of the subsidiary. Principal payments on the loan are due in monthly installments through October 2007. Interest is payable monthly at a fixed rate of 8.3%.	679	798

Mortgage loan of one of the Company’s U.S. subsidiaries carrying a 9.2% fixed rate with monthly payments of principal and interest through October 1, 2006. Loan is collateralized by a mortgage on certain domestic property.	578	733

Unsecured term loan of the Company’s French subsidiary. Principal payments on the loan are payable in monthly installments. Interest is payable monthly at a fixed rate of 5.5% through January 2010.	934	893

Mortgage loan payable by one of the Company’s Dutch subsidiaries, collateralized by mortgages on certain buildings of the subsidiary. Principal payments on the loan are payable in quarterly installments and interest is payable at a fixed rate of 7.2% through June 2006.	591	683

Mortgage loan payable by one of the Company’s Swedish subsidiaries, collateralized by a mortgage over the assets of the subsidiary. Principal payments are made quarterly through December 2005. Interest is paid at 5.9%.	469	445

Mortgage loan payable by one of the Company’s British subsidiaries, collateralized by a mortgage over the assets of the subsidiary. Principal payment on the loan is payable in monthly installments through June 2006. Interest is payable monthly at a fixed rate of 8.9%.	457	589

Mortgage loans payable by one of the Company’s Dutch subsidiaries, collateralized by mortgages on certain land and buildings of the subsidiary. Principal payments on these loans are payable in semi-annual installments. Interest is payable in semi- annual installments at a fixed rate of 6.8% through April 2006.	396	471

F - 15

	2003	2002

Loan of the Company’s New Zealand subsidiary collateralized by mortgage over all of the subsidiaries’ assets which was repaid at maturity in fiscal 2003. Interest was payable monthly at a fixed rate of 8.6% through November 2002. Principal was payable quarterly.	-	516

Unsecured term loan of the Company’s Italian subsidiary. Interest is payable quarterly at a fixed rate of 5.7% through December 2005. Principal is payable quarterly.	300	510

Various others within several different countries in which the Company operates. Outstanding amounts range from $10 to $449. Interest rates range between 3.3% and 8.2% with maturity dates between November 2004 and February 2027. The interest and principal payments are either monthly or quarterly.	1,473	1,276

Total	26,588	131,670

Less current maturities	3,210	2,793

Long-term debt less current maturities	$23,378	$128,877

In June 1997, the Company issued the Series A Senior Notes at $120,000 face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 2003, accumulated amortization of debt offering costs totaled $2,978. The Company has written off $2,106 of debt offering costs resulting from previous Senior Notes repurchases. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

During fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs.

During the third quarter of fiscal 2002, the Company repurchased 10 3/8% Senior Notes due in 2007 with a face value of $1,175, recognizing a net gain before income tax of $165.

During the first quarter of fiscal 2002, the Company repurchased $2,250 principal amount of its 10 3/8% Senior Notes due in 2007, recognizing a net gain before income tax of $489.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt. By rescinding FASB Statement No. 4, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should not be reported as an extraordinary item and should be reclassified to income from continuing operations in all periods presented. APB No. 30 states that extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. SFAS 145 became effective for the Company on October 1, 2002, and the Company’s early retirement of the Senior Notes was not considered extraordinary under APB No. 30. Therefore, the Company has recorded the gains of $14, $654, and $0 as other income in the consolidated statement of operations for the fiscal years 2003, 2002, and 2001, respectively.

F - 16

Maturities of the Company’s debt are as follows:

Years Ended
September 30,	Amounts

2004	$ 3,210
2005	6,216
2006	2,040
2007	12,059
2008	1,351
Thereafter	$ 1,712

Note 10 - Credit Arrangements

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $16,360 and $18,340 at September 30, 2003 and 2002, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as short term borrowings on the consolidated balance sheet, totaled $5,846 and $4,568 at September 30, 2003 and 2002, respectively.

The Company maintains a three-year domestic credit facility collateralized by domestic receivables and inventory with a maximum borrowing capacity of $15,000 and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2 ¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement. The borrowing capacity varies based upon the levels of domestic receivables and inventory. At September 30, 2003, there were no outstanding borrowings under the domestic credit facility and the amount of available borrowings was $8,561 based on current levels of accounts receivable, inventory and outstanding letters of credit.

The Company’s domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any "change of control" of the Company or its restricted subsidiaries will constitute a default under the facility ("change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being "continuing directors" where "continuing directors" means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the "continuing directors" who were members of the board at the time of such nomination or election).

The Company’s foreign credit facilities are generally collateralized by assets owned by subsidiaries of the Company and also carry various financial covenants.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2003 and 2002 was 5.5% and 5.8%, respectively.

F - 17

Note 11 - Stockholders’ Equity

During November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each Preferred Share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to additional paid-in capital. Preferred Stock dividends of $1.6875 per depositary share were paid quarterly through December 31, 2002. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003.  Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on the Company's Common Stock.

Cash dividends paid during the fiscal years ended September 30, 2003, 2002 and 2001 equaled $544, $2,176 and $2,176, respectively, during each year on the Company’s Preferred Stock. Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2003 totaled $7,675. Cumulative dividends on the Company’s preferred stock paid out of accumulated deficit totaled $12,105 through September 30, 2003.

There were no dividends paid on the Company’s Common Stock during fiscal years ended September 30, 2003, 2002 and 2001. Cumulative liquidating dividends on the Company’s common stock paid out of Additional Paid-in Capital through September 30, 2003 totaled $5,676. Cumulative dividends on the Company’s common stock paid out of accumulated deficit totaled $7,752 through September 30, 2003.

In connection with the Company’s 1992 debt restructuring, 801,750 Common Stock Purchase Warrants were issued at an exercise price of $5.00. At September 30, 2001, 621,750 common stock purchase warrants were outstanding, which expired unused in July 2002.

On October 31, 1997, the Board of Directors adopted a Shareholders’ Rights Plan (the "Rights Plan") and declared a dividend of one Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. On April 1, 1998, a successor Rights Plan was adopted by the Board of Directors with essentially identical terms and conditions. Under the terms of the Rights Plan, the Board amended the Rights Plan on October 31, 2003, to provide that the plan would expire on November 3, 2003, and the Rights Plan so expired.

Note 12 - Stock Option Plans

The Company has six stock option plans as described below.

The Company’s Stock Option Plan for Non-Employee Directors - The purpose of the Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors is to provide an additional incentive to attract and retain qualified and competent directors through the encouragement of stock ownership in the Company by such persons. Under the 1993 Plan each non-employee director of the Company is automatically granted (i) options to purchase 5,000 shares of the Company’s Common Stock ("Shares") on the date when he or she becomes a director, and (ii) options for an additional 5,000 Shares on the first business day after the date of each Annual Meeting of Shareholders of the Company. Other than the automatic grants to non-employee directors described in the preceding sentence, no options may be granted under the 1993 Plan. All options granted under the 1993 Plan are issued at an exercise price per share equal to 100% of the "Fair Market Value" of the Common Stock on the date of grant, defined as the closing price (which in the case of shares quoted on NASDAQ is the mean between the closing high bid and low asked quotation for such day) on the business day immediately preceding the day of grant. Furthermore, no options granted under the 1993 Plan are Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code. The options vest six months and one day after the date of grant, and the unexercised portion of any options automatically terminates on the earliest of (i) thirty days after the optionee ceases to be a director for any reason other than as a result of death of the optionee; (ii) one year after the date an optionee ceases to be a director by reason of death of the optionee, or six months after the optionee’s death if that occurs during the thirty day period described in (i); or (iii) on the tenth anniversary of the date of grant of the option. The maximum number of Shares that may be issued pursuant to options granted under the 1993 Plan is 410,000; however, new options may not be granted in place of the options to purchase 4,000 Shares which were not exercised by the optionee, and terminated prior to January 8, 1999. As of September 30, 2003, options to purchase 95,000 Shares, with a weighted average exercise price of $1.52 per Share, were outstanding and exercisable under the terms of the Plan.  No new options may be granted under the Plan after January 8, 2009.

F - 18

The Company’s Employee Stock Option Plans - The common purpose of the Company’s five employee stock option plans (collectively "Employee Plans"), with inception dates in 1985, 1994, 1995, 1996, and 1998 respectively, is to promote the interests of the Company and its Shareholders by providing a means for employees of the Company and its subsidiaries to acquire a proprietary interest in the Company, thereby strengthening the Company’s ability to attract capable management personnel and provide inducement for such employees to remain employed by the Company and its subsidiaries and to perform at their maximum levels. The price at which each Share may be purchased pursuant to an Option granted under the Employee Plans cannot be less than the Fair Market Value (as defined in the preceding paragraph) of the Common Stock on the date of grant. Options issued under any of the Employee Plans may vest immediately or on a schedule based on the employee’s years of employment, and may have a term from one to ten years from the date of grant, at the discretion of the Committee of the Board of Directors ("Committee") designated to administer the Employee Plans. Options granted under the Employee Plans may be Incentive Stock Options (as defined in Section 422(b) of the Internal Revenue Code) or Nonqualified Stock Options (meaning any option granted under the Plan which is not considered an Incentive Stock Option), subject to limitations and restrictions on the granting of Incentive Stock Options set forth in the Internal Revenue Code and in the Plan document. In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new options therefore, all outstanding options subject to a vesting schedule shall become fully (100%) vested prior to the effective date of such transaction.

The Company’s 1985 Employee Stock Option Plan was established on January 1, 1985, and under the terms of the Plan, no options could be granted thereunder after December 31, 1994. As of September 30, 2003, options to purchase 1,250 Shares, with a weighted average exercise price of $4.75 per Share, were outstanding and exercisable under the terms of the 1985 Plan.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1994 Employee Stock Option Plan. As of September 30, 2003, options to purchase 121,500 Shares, with a weighted average exercise price of $2.78 per Share, were exercisable and 189,500 shares, with a weighted average price of $2.24, were outstanding under the terms of the 1994 Plan.  No new options may be granted under the 1994 Plan after June 30, 2004.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1995 Employee Stock Option Plan. As of September 30, 2003, options to purchase 161,715 Shares, with a weighted average exercise price of $2.55 per Share, were exercisable and 240,515 shares, with a weighted average price of $2.13, were outstanding under the terms of the 1995 Plan.  No new options may be granted under the 1995 Plan after August 14, 2005.

Options to purchase up to 800,000 Shares may be granted under the terms of the Company’s 1996 Employee Stock Option Plan. As of September 30, 2003, options to purchase 488,390 Shares, with a weighted average exercise price of $2.59 per Share, were exercisable and 528,390 shares, with a weighted average price of $2.49, were outstanding under the terms of the 1996 Plan.  No new options may be granted under the 1996 Plan after August 15, 2006.

F - 19

Options to purchase up to 1,200,000 Shares may be granted under the terms of the Company’s First Amended and Restated 1998 Employee Stock Option Plan. As of September 30, 2003, options to purchase 301,568 Shares, with a weighted average exercise price of $2.34 per Share, were exercisable and 313,568 shares, with a weighted average price of $2.30, were outstanding under the terms of the 1998 Plan.  No new options may be granted under the 1998 Plan after January 12, 2008.

There were 1,150,539, 908,854, and 532,650 shares available for grant at September 30, 2003, 2002, and 2001, respectively.

The following is a summary of stock option activity for the three years ended September 30:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Option	Average	Option	Average	Option	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price

Outstanding at beginning of year	1,642	$2.95	1,350	$3.54	1,555	$4.07
Granted	295	1.27	453	1.45	458	3.16
Exercised	(10)	.86	(5)	.86	(270)	1.66
Forfeited	(559)	3.76	(156)	3.75	(393)	4.10

Outstanding at end of year	1,368	$2.28	1,642	$2.95	1,350	$3.54

Options exercisable at year end	1,169	$2.45	1,642	$2.95	1,350	$3.54

	2003	2002	2001

Weighted average fair value of options granted during year ($/share)	$0.92	$0.77	$1.46

The following tables summarize information about stock options outstanding and exercisable (only includes stock options which are vested) at September 30, 2003:

	Option shares outstanding	Weighted Average
Range of	at September 30, 2003	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price

$0.00 - $1.00	-	-	-
$1.01 - $2.00	838	8 years	$1.40
$2.01 - $3.00	100	8 years	$2.30
$3.01 - $7.38	430	7 years	$3.98

	1,368

	Option shares exercisable	Weighted Average
Range of	at September 30, 2003	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price

$0.00 - $1.00	-	-	-
$1.01 - $2.00	639	8 years	$1.44
$2.01 - $3.00	100	8 years	$2.30
$3.01 - $7.38	430	7 years	$3.96

	1,169

The Company adopted SFAS 123 on October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

F - 20

	Years Ended September 30,

	2003	2002	2001

Income (loss) before cumulative effect of change in accounting principle, as reported	$(21,229)	$27,946	$(13,437)
Add: Stock-based employee compensation expense included in reported net income	111	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(111)	(276)	(379)

Pro forma income (loss)	$(21,229)	$27,670	$(13,816)

Basic and diluted earnings (loss) per share, as reported	$(0.88)	$1.07	$(0.69)

Basic and diluted earnings (loss) per share, pro forma	$(0.88)	$1.06	$(0.70)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model adjusted for the dilutive impact which the conversion of the options will have on the Company’s stock price, with the following assumptions:
	2003	2002	2001

Expected life of options	7.5 years	7.5 years	7.5 years
Expected dividend yield over life of options	0%	0%	0%
Expected stock price volatility	72.77%	49.22%	50.24%
Risk-free interest rate	3.58%	5.05%	5.15%

Note 13 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:
	Years Ended September 30,
	2003	2002	2001

Domestic	$(16,284)	$52,738	$(14,035)
Foreign	(8,450)	(1,870)	(3,436)

	$(24,734)	$50,868	$(17,471)

The provision for income taxes consists of the following:

	Years Ended September 30,

	2003	2002	2001

Current:
Federal	$(2,207)	$5,883	$74
State	-	329	80
Foreign	1,480	1,535	2,844

	(727)	7,747	2,998

Deferred:
Federal	(2,215)	14,155	(4,199)
State	(564)	628	32
Foreign	(579)	392	(2,865)

	(3,358)	15,175	(7,032)

Total:
Federal	(4,422)	20,038	(4,125)
State	(564)	957	112
Foreign	901	1,927	(21)

	$(4,085)	$22,922	$(4,034)

F - 21

A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company’s effective rate is as follows:
	Years Ended September 30,
	2003	2002	2001

Tax expense (benefit) at statutory rate	$(8,651)	$17,804	$(6,115)
Change in the deferred tax assets valuation allowance	1,332	1,547	(286)
Non-deductible expenses and other, net	634	1,523	493
Foreign tax rate differential	2,658	1,034	1,182
Goodwill amortization and write-downs	506	165	672
State taxes, net of federal benefit	(564)	849	20

	$(4,085)	$22,922	$(4,034)

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:
	September 30,

	2003	2002

Deferred tax assets:
Net operating and capital loss carry-forwards	$2,878	$3,151
Tax credit carry-forward	21	572
Insurance accruals	607	1,165
Other accruals	34	491
Bad debt allowance	186	120
Compensation accruals	71	135
Legal accruals	34	142
Depreciation	2,834	595
Inventory	261	108
Other	573	510
Goodwill (Foreign)	-	951

	7,499	7,940
Deferred tax liabilities:
Depreciation and land	(7,079)	(6,595)
Deferred revenue	(919)	(2,517)
Goodwill (Foreign)	-	(2,643)
Other accruals	(56)	(129)

	(8,054)	(11,884)

Valuation allowance on deferred tax assets	(2,891)	(2,377)

Net deferred tax liabilities	$(3,446)	$(6,321)

The total net deferred tax liability at September 30, 2003 is comprised of $547 of net current deferred tax assets and $3,993 of net non-current deferred tax liabilities.

The Company has a current year domestic net operating loss for tax purposes in the amount of $8,481. This loss will be carried back to the 2002 tax year for a refund of approximately $2,970. The $2,970 receivable and an income tax receivable of $617 from the Company’s Dutch subsidiary are included in Prepaid and Other current assets in the Consolidated Balance Sheet. During the fourth quarter of fiscal 2003, the Company recorded a valuation allowance of $352 for the Company’s Brazilian subsidiary, $447 for the Company’s Swedish subsidiary and an additional valuation of $533 for the Company’s Italian subsidiary against their net deferred tax asset balance. The domestic valuation allowance of $818 was reversed in fiscal 2003 since the deferred tax asset it was recorded against expired in 2002. A valuation allowance is established when it is more likely than not that some or all of the deferred tax asset will not be realized.

F - 22

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted losses from foreign subsidiaries of approximately $27,000.

Note 14 - Employee Benefit Plans

The Company maintains several defined contribution benefit plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the plans require the Company to match employees’ contributions with ICO stock or a monetary contribution. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees are generally vested immediately.

The Company maintains a defined benefit plan, for employees of one of the Company’s Dutch subsidiaries. Participants contribute a range of 2.5% to 4% of the cost associated with their individual pension basis. The Company contributes an annual amount based on an actuarial calculation. The plan provides retirement benefits at the normal retirement age of 65. This subsidiary also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may choose between the ages of 60-62 to retire early. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries on the date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. The Company will contribute the difference between what has been accumulated by means of annual premiums and what is necessary to be paid out during the early retirement period.

Total expense for all employee benefit plans included in consolidated results of operations for the years ended September 30, 2003, 2002 and 2001 was $1,537, $1,266, and $1,333, respectively.

Note 15 - Commitments and Contingencies

The Company leases machinery and equipment and office space under operating leases that expire at various dates. Rental expense was approximately $2,405 in 2003, $2,920 in 2002, and $3,081 in 2001. Future minimum rental payments as of September 30, 2003 are due as follows:

2004	$2,037
2005	1,763
2006	1,489
2007	1,141
2008	968
Thereafter	$577

The Company has letters of credit outstanding in the United States of approximately $2,090 and $2,405 as of September 30, 2003 and September 30, 2002, respectively, and foreign letters of credit outstanding of $2,495 and $2,290 as of September 30, 2003 and September 30, 2002, respectively.

F - 23

Varco Indemnification Claims . Between May 2003 and September 2003, Varco asserted approximately 29 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company’s Oilfield Services business to Varco. Varco claims that the Company breached a number of representations and warranties in the purchase agreement relating to this sale, and alleges that the expected loss range for its indemnity claims is between $16,000 and $21,600. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged an independent third-party environmental consulting company to review Varco’s claims, and has visited most of the sites to which Varco’s claims relate, and based on the preliminary information received to date from the third-party consultant and its own assessment made from such visits, the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated. The Company’s follow-up investigation on some of these claims is, however, still in the preliminary stages, and it has requested additional information from Varco where appropriate.

The parties have agreed to a limited information exchange in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed, subject to certain limitations, to indemnify Varco for losses arising out of our breach of representations and warranties contained in the agreement in excess of $1,000, and placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. This $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. The Company does not believe that Varco has demonstrated, under the terms of the purchase agreement, that it is entitled to any damages in excess of the $1,000 threshold. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. Because the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated, it has not reserved any amounts on its balance sheet in contemplation of such liabilities or the uncollectability of the $5,000 receivable of the escrowed sale proceeds.

There is no assurance, however, that the Company will not be liable for the amount of Varco’s claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company’s financial condition, liquidity and results of operations.

Silicosis Related Claims. The Company is presently named as a defendant in two lawsuits involving three former coating plant employees alleging silicosis-related personal injuries: Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"), and Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the "Galvan litigation"). The plaintiffs in both the Koskey and the Galvan litigation allege that they suffer from silicosis and were employees of a subsidiary of Baker Hughes, which is also named as a defendant in both suits. ICO was recently dismissed without liability from a third suit involving a former coating plant employee alleging silicosis-related personal injuries: Pilar Olivas, et al. v. ICO, Inc. et al. pending in Texas State Court in Harris County (the "Olivas litigation").

Four coating plants (located in Louisiana, Canada, and Odessa and Houston, Texas) were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company’s sale of its Oilfield Services business. At these four plants, prior to 1989 a grit blasting process that produced silica dust was used to internally coat tubular goods. (The Company used this process at the Odessa plant, but did not acquire the other three plants until 1992, when it acquired Baker Hughes Tubular Services, Inc. from Baker Hughes.) Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such businesses, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Koskey and Galvan litigation discussed above), and the Company has agreed to indemnify Varco for any such costs.

F - 24

During prior fiscal years since the mid-1990’s, the Company has settled individual claims, including six wrongful death suits, involving thirty former employees of the Odessa, Texas coating plant who were diagnosed with silicosis-related disease, and involving four former employees of the Houston plant who allegedly suffered from silicosis-related disease. Pursuant to a 1996 agreement between the Company and Baker Hughes concerning the assumption of certain liabilities related to the Baker Hughes Tubular Services, Inc. ("BHTS") acquisition, with regard to any former employees of the Houston and Louisiana plants who allegedly suffered from silicosis-related diseae, the Company’s obligations are limited to $500 per claimant and a maximum contingent liability of $5,000 ($4,250 net of payments the Company has made to date pursuant to the terms of the agreement) in the aggregate for all such claims. ICO and Baker Hughes are sharing litigation costs incurred in connection with the Koskey litigation, and, pursuant to the referenced agreement with Baker Hughes, ICO’s exposure in the case is effectively capped at $500. ICO and Baker Hughes are also sharing defense costs in connection with the Galvan litigation, and at this time the Company believes that its exposure in that case is also capped at $500 per claimant.

At this time, the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation, whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

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

Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company’s remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the two remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of the two sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant. Based on the Company’s current understanding of the remedial status of each of these three sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, or cash flow.

F - 25

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

Note 16- Related Party

During the first quarter of fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8 % Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company’s Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services related to this transaction.

Following approval by the Company’s shareholders, the Company issued in the second quarter of fiscal 2002, 528,834 shares of common stock with a value of $746 to Travis Street Partners, L.L.C. ("TSP") in connection with TSP’s successful proxy contest regarding the election of James D. Calaway, A. John Knapp and Charles T. McCord to the Board of Directors.

Note 17 – Discontinued Operations

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services to Varco. Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. All proceeds from the sale have been received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. See Note 15 – Commitments and Contingencies for further discussion of the indemnification claims. The $5,000 of escrow is included in Prepaid expenses and other current assets as of September 30, 2003. The Company recorded a $42,280 gain, net of $25,912 of income tax, on the sale of the Oilfield Services business in fiscal 2002. In the first quarter of fiscal 2003, the Company recorded an additional pre-tax gain on the sale to Varco of $582 related to the settlement of the working capital adjustment. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the consolidated statement of operations. In addition, the Oilfield Services assets held for sale and liabilities held for sale and retained are shown as two separate line items in the consolidated balance sheet.

On July 31, 2003 the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. for $4,053 and the assumption of certain liabilities and recorded a pre-tax gain of $600. The following table summarizes the make-up of income (loss) from discontinued operations.

	Years Ended September 30,

	2003	2002	2001

Revenues	$5,062	$111,290	$130,491
Operating income (loss)	$(301)	$3,385	$18,540

Income (loss) from discontinued operations before gain (loss) on
disposition of Oilfield Services business, net of income taxes	$(191)	$1,934	$12,076
Gain (loss) on disposition of Oilfield Services business, net of income
taxes	(183)	42,280	-

Income (loss) from discontinued operations, net of income taxes	$(374)	$44,214	$12,076

F - 26

The following table summarizes the calculation of the gain on the disposition of the Oilfield Services business.

	Years Ended September 30,

	2003	2002

Net cash received on disposition of Oilfield Services	$8,444	$127,981
Receivable on Oilfield Services disposition, subject to post-closing adjustment	-	8,809

Total estimated proceeds	8,444	136,790
Less: Receivable on Oilfield Services disposition	(3,809)	-
Less: Net assets sold	(3,381)	(74,638)
Less: Transaction costs	(175)	(2,928)
Plus: Net liabilities sold	91	8,968

Gain on sale of Oilfield Services disposition before income tax	1,170	68,192
Less: Income tax	(1,353)	(25,912)

Gain (loss) on sale of Oilfield Services disposition, net of income tax	$(183)	$42,280

Assets and liabilities (including those retained) of discontinued operations are as follows:

	September 30,

	2003	2002

ASSETS

Trade accounts receivables	$-	$495
Inventories	-	435
Property, plant and equipment, net	-	407
Goodwill	-	1,446

Total Oilfield Services assets held for sale	$-	$2,783

LIABILITIES

Accrued insurance	$867	$2,261
Litigation settlement	219	2,850
Other liabilities	1,390	1,518

Total Oilfield Services liabilities held for sale and retained	$2,476	$6,629

Note 18 – Supplemental Cash Flow Information

At September 30, 2002, and 2001, the Company accrued preferred dividends of $544 which were declared, but unpaid.

During fiscal years 2003, 2002 and 2001, the Company issued to employees $872, $1,219, and $20 worth of common stock, respectively, in connection with the Company’s domestic benefit plans. At September 30, 2003, 2002 and 2001, the Company had accrued $145, $255 and $600, respectively, in connection with of the Company’s domestic benefit plan. See Note 14 – "Employee Benefit Plans."

Note 19 –Operations Information

The following is revenue and long-lived asset information by geographic area at and for years ended September 30:
	Revenues			Long-Lived Assets

	2003	2002	2001	2003	2002

Europe	$89,717	$77,906	$85,952	$23,842	$46,313
Pacific	32,443	22,770	18,925	7,792	9,069
South America	4,054	91	-	1,103	641

Total foreign	126,214	100,767	104,877	32,737	56,023
United States	80,400	80,705	91,960	30,867	45,998

Total	$206,614	$181,472	$196,837	$63,604	$102,021

F - 27

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets include net property, plant and equipment, goodwill and other long-term assets.

Note 20 – Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended
September 30, 2003 and September 30, 2002, respectively.

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003

Revenues	$45,248	$53,504	$54,416	$53,446
Gross Profit	7,320	9,957	8,428	8,217
Operating loss	$(2,980)	$(1,391)	$(3,623)	$(14,617)

Loss from continuing operations before change
in accounting principle	$(2,834)	$(1,683)	$(3,954)	$(12,384)
Income (loss) from discontinued operations	516	32	(388)	(534)

Loss before change in accounting principle	(2,318)	(1,651)	(4,342)	(12,918)
Cumulative effect of change in accounting principle	(28,863)	-	-	-

Net loss	$(31,181)	$(1,651)	$(4,342)	$(12,918)

Basic and diluted income (loss) per share
Loss from continuing operations before cumulative
effect of change in accounting principle	$(0.14)	$(0.07)	$(0.16)	$(0.50)
Income (loss) from discontinued operations	0.02	-	(0.01)	(0.02)

Loss before cumulative effect of change in
accounting principle	(0.12)	(0.07)	(0.17)	(0.52)
Cumulative effect of change in accounting principle	(1.17)	-	-	-

Basic and diluted net loss per common share	$(1.29)	$(0.07)	$(0.17)	$(0.52)

Basic and diluted weighted average shares outstanding	24,670	24,809	24,960	25,053

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002

Revenues	$42,870	$41,838	$46,971	$49,793
Gross Profit	7,217	8,810	9,834	8,266
Operating loss	(2,037)	(1,726)	(1,717)	(3,625)

Loss from continuing operations before change
in accounting principle	$(4,287)	$(2,978)	$(2,948)	$(6,055)
Income (loss) from discontinued operations	702	1,675	(370)	42,207

Income (loss) before change in accounting principle	(3,585)	(1,303)	(3,318)	36,152
Cumulative effect of change in accounting principle	-	-	-	-

Net loss	$(3,585)	$(1,303)	$(3,318)	$36,152

Basic and diluted income (loss) per share
Loss from continuing operations before cumulative
effect of change in accounting principle	$(0.21)	$(0.15)	$(0.14)	$(0.27)
Income (loss) from discontinued operations	0.03	0.07	(0.02)	1.73

Net income (loss) before cumulative effect of change
in accounting principle	(0.18)	(0.08)	(0.16)	1.46
Cumulative effect of change in accounting principle	-	-	-	-

Basic and diluted net income (loss) per common share	$(0.18)	$(0.08)	$(0.16)	$1.46

Basic and diluted weighted average shares outstanding	23,000	23,700	24,450	24,500

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s per share is individually calculated.

F - 28

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ICO, Inc.:

Our audits of the consolidated financial statements referred to in our report dated December 15, 2003 appearing elsewhere in this Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
December 15, 2003

S-1

ICO, Inc.
Schedule II – Valuation and Qualifying Accounts
(In Thousands)

	Balance at
	Beginning	Charged to	Additions/	Balance at
Classifications	of Year	Expenses	(Deductions)	End of Year

Year ended September 30, 2003:
Allowance for uncollectible accounts - trade receivables	$1,695	$598	$(246)	$2,047
Inventory reserve	502	1,235	(256)	1,481
Deferred tax valuation allowance	2,377	1,332	(818)	2,891

Year ended September 30, 2002:
Allowance for uncollectible accounts - trade receivables	$1,383	$283	$29	$1,695
Inventory reserve	464	331	(293)	502
Deferred tax valuation allowance	830	1,547	-	2,377

Year ended September 30, 2001:
Allowance for uncollectible accounts - trade receivables	$1,130	$607	$(354)	$1,383
Inventory reserve	214	1,048	(798)	464
Deferred tax valuation allowance	1,116	(286)	-	830

S-2