Form 10-Q
period 2003-12-31
ICO INC
filed 2004-01-30
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-10068

ICO, Inc.

(Exact name of registrant as specified in its charter)

TEXAS	76-0566682
(State of incorporation)	(I.R.S. Employer Identification No.)

5333 Westheimer, Suite 600
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 351-4100
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ___.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES___ NO ☒ .

Common stock, without par value 25,257,471 shares
outstanding as of January 29, 2004

ICO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003.........	3

Consolidated Statement of Operations for the Three Months Ended December 31, 2003 and 2002 ............................................................................................................	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 2003 and 2002 ......................................................................................	5

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002 .............................................................................................................	6

Notes to Consolidated Financial Statements ...................................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risks ........................................	16

Item 4. Controls and Procedures ..............................................................................................	17

Part II. Other Information

Item 1. Legal Proceedings .........................................................................................................	18

Item 5. Other Information ..........................................................................................................	18

Item 6. Exhibits and Reports on Form 8-K ................................................................................	18

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31, 2003	September 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,546	$4,114
Trade accounts receivables (less allowance for doubtful accounts of $2,187 and $2,047, respectively)	43,325	41,310
Inventories	27,679	24,166
Assets held for sale	1,141	-
Prepaid expenses and other	11,731	11,952

Total current assets	87,422	81,542

Property, plant and equipment, net	55,086	54,639
Goodwill	8,613	8,245
Other	658	835

Total assets	$151,779	$145,261

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Current liabilities:
Short-term borrowings	$6,668	$5,846
Current portion of long-term debt	4,973	3,210
Accounts payable	23,776	22,120
Accrued salaries and wages	3,293	3,766
Other accrued expenses	11,553	11,399
Oilfield Services liabilities retained	2,021	2,476

Total current liabilities	52,284	48,817

Deferred income taxes	4,700	4,108
Long-term liabilities	1,773	1,629
Long-term debt, net of current portion	23,039	23,378

Total liabilities	81,796	77,932

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $34,426 and $33,882, respectively	13	13-
Undesignated preferred stock, without par value- 105,000 shares authorized; 0 shares issued and outstanding	-	--
Junior participating preferred stock, without par value B 0 and 50,000 shares authorized, respectively; 0 shares issued and outstanding	-	--
Common stock, without par value B 50,000,000 shares authorized; 25,257,471 and 25,146,550 shares issued and outstanding, respectively	43,660	43,555
Additional paid-in capital	102,822	102,811
Accumulated other comprehensive loss	(1,783)	(4,211)
Accumulated deficit	(74,729)	(74,839)

Total stockholders’ equity	69,983	67,329

Total liabilities and stockholders’ equity	$151,779	$145,261

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended December 31,

	2003	2002

Revenues:
Sales	$48,214	$37,531
Services	8,633	7,717

Total Revenues	56,847	45,248
Cost and expenses:
Cost of sales and services	46,108	37,928
Selling, general and administrative	7,601	8,023
Stock option compensation expense	11	63
Depreciation and amortization	2,052	2,214
Impairment, restructuring and other costs	104	-

Operating income (loss)	971	(2,980)
Other income (expense):
Interest expense, net	(632)	(1,536)
Other	212	519

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	551	(3,997)
Provision (benefit) for income taxes	346	(1,163)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	205	(2,834)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of ($51) and $66, respectively	(95)	516

Net income (loss) before cumulative effect of change in accounting principle	110	(2,318)
Cumulative effect of change in accounting principle, net of benefit for income taxes of $0 and $(580), respectively	-	(28,863)

Net income (loss)	$110	$(31,181)

Preferred dividends	-	(544)

Net income (loss) applicable to common stock	$110	$(31,725)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.01	$ (.14)
Income (loss) from discontinued operations	(.01)	.02

Net income (loss) before cumulative effect of change in accounting principle	-	(.12)
Cumulative effect of change in accounting principle	-	-( (1.17)

Basic and diluted net income (loss) per common share	$-	$(1.29)

Basic and diluted weighted average shares outstanding	25,238,000	24,670,000

The accompanying notes are an integral part of these financial statements.

- 4 -

ICO, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months
	Ended December 31,

	2003	2002

Net income (loss)	$110	$(31,181)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,578	1,733
Unrealized loss on foreign currency hedges	(150)	(18)

Comprehensive income (loss)	$2,538	$(29,466)

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss) from continuing operations	$205	$(31,697)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	2,052	2,214
Cumulative effect of change in accounting principle before tax	–	29,443
Unrealized gain on foreign currency	(146)	(430)
Changes in assets and liabilities:
Receivables	743	2,386
Inventories	(2,164)	(267)
Prepaid expenses and other assets	323	253
Income taxes payable	(110)	(411)
Deferred taxes	261	(1,339)
Accounts payable	(128)	(473)
Accrued interest	(259)	(3,865)
Other liabilities	(382)	(1,113)

Total adjustments	190	26,398

Net cash provided by (used for) operating activities by continuing operations	395	(5,299)
Net cash used for operating activities by discontinued operations	(309)	(11,550)

Net cash provided by (used for) operating activities	86	(16,849)

Cash flows used for investing activities:
Capital expenditures	(1,478)	(2,476)
Proceeds from dispositions of property, plant and equipment	61	44

Net cash used for investing activities by continuing operations	(1,417)	(2,432)

Cash flows used for financing activities:
Payment of dividend on preferred stock	–	(544)
Proceeds from debt	1,214	858
Term debt repayments	(741)	(103,105)
Debt retirement costs	–	(483)

Net cash provided by (used for) financing activities by continuing operations	473	(103,274)

Effect of exchange rates on cash	290	261

Net decrease in cash and equivalents	(568)	(122,294)
Cash and equivalents at beginning of period	4,114	129,072

Cash and equivalents at end of period	$3,546	$6,778

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2003 for ICO, Inc. (the ACompany@ ). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2003, the results of operations for the three months ended December 31, 2003 and 2002 and the changes in its cash position for the three months ended December 31, 2003 and 2002. Results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables . While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not expect this bulletin to have a material impact on the Company’s financial statements.

NOTE 3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle.

NOTE 4.   EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three months ended December 31, 2003 and December 31, 2002, the potentially dilutive effects of the Company= s exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for the three months ended December 31, 2003 was 4,502,000 compared to 4,779,000 for the three months ended December 31, 2002.

Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Company’s Preferred Stock since January 1, 2003. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company may pay a dividend on the Company’s Common Stock.

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

NOTE 5. INVENTORIES

Inventories consisted of the following:

	December 31, 2003	September 30, 2003

Raw materials	$15,595	$12,806
Finished goods	11,560	11,244
Work in progress	252	241
Supplies	1,411	1,356
Less reserve	(1,139)	(1,481)

Total inventory	$27,679	$24,166

NOTE 6.   INCOME TAXES

The Company’s effective income tax rates were a provision of 63% compared to a benefit of 29% during the three months ended December 31, 2003 and 2002, respectively. The change in effective tax rates was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during the first quarter of 2004, the Company placed an additional valuation allowance against the deferred tax asset balance of the Company’s Brazilian and Swedish facilities. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

The Company has a prior year domestic net operating loss for tax purposes of approximately $7,832. This loss will be carried back to the 2002 tax year generating a tax refund of approximately $2,741. The $2,741 receivable is included in Prepaid Expenses and Other current assets in the Consolidated Balance Sheet.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $2,065 and $2,090 as of December 31, 2003 and September 30, 2003, respectively and foreign letters of credit outstanding of $2,425 and $2,495 as of December 31, 2003 and September 30, 2003, respectively.

Varco Indemnification Claims. Between May 2003 and September 2003, Varco International, Inc. ("Varco") asserted approximately 29 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company’s Oilfield Services business ("Oilfield Services") to Varco. Varco claims that the Company breached a number of representations and warranties in the purchase agreement relating to this sale, and alleges that the expected loss range for its indemnity claims is between $16,000 and $21,600. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged an independent third-party environmental consulting company to review Varco’s claims, and has visited most of the sites to which Varco’s claims relate, and based on the preliminary information received to date from the third-party consultant and its own assessment made from such visits, the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated. The Company’s follow-up investigation on some of these claims is, however, still in the preliminary stages, and it has requested additional information from Varco where appropriate.

The parties have agreed to a limited information exchange in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed, subject to certain limitations, to indemnify Varco for losses arising out of our breach of representations and warranties contained in the agreement in excess of $1,000, and placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. The Company does not believe that Varco has demonstrated, under the terms of the purchase agreement, that it is entitled to any damages in excess of the $1,000 threshold. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. Because the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated, it has not reserved any amounts on its balance sheet in contemplation of such liabilities or the uncollectability of the $5,000 receivable of the escrowed sales proceeds.

There is no assurance, however, that the Company will not be liable for the amount of Varco’s claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company’s financial condition, liquidity and results of operations.

NOTE 8.   DISCONTINUED OPERATIONS

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. The initial purchase price was subject to a post-closing working capital adjustment for which a gain of $582 was recorded during the three months ended December 31, 2002. All proceeds from the sale have been received except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. See Note 7 – Commitments and Contingencies for further discussion of the indemnification claims. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the consolidated statement of operations and the Oilfield Services liabilities retained are shown as a separate line item in the consolidated balance sheet.

On July 31, 2003, the Company sold its remaining oilfield service operation to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities and recorded a pre-tax gain of $600.

NOTE 9.   LONG-TERM DEBT

In the first quarter of fiscal 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded in other income in the Consolidated Statement of Operations a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs.

NOTE 10.   ASSETS HELD FOR SALE

In the first quarter of fiscal 2004, the Company received a No Further Action Determination ("NFA") from the New Jersey Department of Environmental Protection in relation to certain land the Company acquired in 1996 as part of the Wedco Technology, Inc. acquisition. The Company entered into a contract to sell this land in 1999 and with the receipt of the NFA, the Company expects to close on the sale of this property during fiscal year 2004. Also during the first quarter of 2004, the Company ceased its operations at its Lovelady, Texas facility as previously announced during fiscal 2003 and signed in January 2004 a purchase and sale agreement. The net book value of the real estate for both properties is included in the Assets Held for Sale line item in the Consolidated Balance Sheet at December 31, 2003. The Company expects the Lovelady, Texas property to be sold during fiscal year 2004 following the potential buyer’s completion of due diligence.

NOTE 11.   RELATED PARTY

During the first quarter of fiscal 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company’s Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services related to these transactions.

NOTE 12.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments
	US$ Equivalent		Weighted Average Interest Rate

Currency Denomination	December 31,	September 30,	December 31,	September 30,
of Indebtedness	2003	2003	2003	2003

Euro (1)	$2,830	$2,496	4.71%	4.71%
British Pounds Sterling (1)	1,630	1,198	5.75%	5.75%
New Zealand Dollar (1)	1,422	1,197	7.23%	7.23%
Australian Dollar (1)	240	-	7.92%	-
Swedish Krona (1)	528	909	5.45%	5.45%
Malaysian Ringgit (1)	18	46	7.75%	7.75%

(1) Maturity dates are expected to be less than one year.

The Company does not have any financial instruments classified as off-balance sheet as of December 31, 2003 and September 30, 2003.

	December 31, 2003	September 30, 2003

Receive US$/Pay NZ$ :

Contract Amount	None	US $427
Average Contractual Exchange Rate		(US$/NZ$) .5884
Expected Maturity Dates		October 2003 through
November 2003
Receive US$/Pay Australian $:

Contract Amount	US $1,230	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6754	(US$/A$) .6624
Expected Maturity Dates	January 2004 through	October 2003 through
	February 2004	December 2003

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

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. However, during the first quarter of fiscal 2004, the Company experienced customer demand which exceeded the demand of the Company’s third and fourth quarters of fiscal 2003. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets.

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

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable, and commitments and contingencies. Actual results could differ from these estimates. Management believes that its estimates are reasonable.

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

The fluctuations of the U.S. Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Australian Dollar and the Brazilian Real have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2003.

Three Months Ended
December 31, 2003

Total revenues	$5,450
Operating income (loss)	239
Pre-tax income (loss)	196
Net income (loss)	119

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

Results of Operations

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Revenues. Total revenues increased $11,599 or 26% to $56,847 during the three months ended December 31, 2003, compared to the same period of fiscal 2002 due to an increase in both sales and service revenues. Sales revenue increased $10,683 or 28% to $48,214 during the three months ended December 31, 2003 compared to the same period of fiscal 2002. The increase in sales revenue was caused by an increase in sales volumes, particularly for the Company's domestic concentrate manufacturing operation, Australasian operations and certain European locations and due to stronger foreign currencies relative to the U.S. Dollar (an impact of approximately $4,850 – see "Currency Translation" in Critical Accounting Policies). The increase caused by volumes and foreign currency was offset by lower average product sales prices, mostly due to a less favorable mix of product sales. The adverse change in the mix of product sales was primarily attributable to the Company’s North American ICO Polymers and film concentrate manufacturing operations. Service revenues increased $916 or 12% to $8,633 for the three months ended December 31, 2003 compared to the same period in fiscal 2002 caused primarily by stronger foreign currencies relative to the U.S. dollar (an impact of approximately $600).

Costs and Expenses. Gross margins (calculated as the difference between net revenues and cost of sales, divided by net revenues) improved to 18.9% during the three months ended December 31, 2003 compared to 16.2% in the three months ended December 31, 2002, respectively. Gross margins improved due to significantly improved results at the Company’s North American film concentrate business, Australasian and European operations compared to the previous fiscal year’s first quarter. The improved results were primarily a result of improved operating leverage due to the Company’s overall increase in volumes sold which increased approximately 12% due to increased customer demand.

Selling, general and administrative expenses (including stock option compensation expense) declined $474 or 6% during the three months ended December 31, 2003 compared to the same period in fiscal 2003. As a percentage of revenues, sales, general and administrative expenses decreased to 13.4% of revenue compared to 17.9% for the same quarter last year. The decline in sales, general and administrative expenses was primarily due to the cost reduction program implemented in the fourth quarter of fiscal 2003, partially offset by the effect of stronger foreign currencies relative to the US dollar (an impact of approximately $600).

Net Interest Expense. Net interest expense for the three months ended December 31, 2003 decreased $904 or 59% compared to the same period in fiscal 2003. This decline in expense was primarily due to the repurchase of $104,480 of Senior Notes during the first quarter of fiscal 2003.

Income Taxes. The Company’s effective income tax rates were a provision of 63% compared to a benefit of 29% during the three months ended December 31, 2003 and 2002, respectively. The change in effective tax rates was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during the first quarter of 2004, the Company placed an additional valuation allowance against the deferred tax asset balance of the Company’s Brazilian and Swedish facilities. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

Income (Loss) From Discontinued Operations. Income (loss) from discontinued operations decreased from income of $516 during the three months ended December 31, 2002, to a loss of $95 during the first quarter of fiscal 2004 as a result of the $582 gain on the post-closing working capital adjustment recorded during the three months ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle. Effective October 1, 2002, the Company adopted Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. (See Note 3- "Cumulative Effect of Change of Accounting Principle" for further information on this charge).

Net Income (Loss). For the three months ended December 31, 2003, the Company had net income of $110 compared to a net loss of $31,181 for the comparable period in fiscal 2003, due to the factors discussed above.

Liquidity and Capital Resources. The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2003	September 30, 2003

Cash and cash equivalents	$3,546	$4,114
Working capital	35,138	32,725

Cash and cash equivalents declined $568 and working capital increased $2,413 during the three months ended December 31, 2003 due to the factors described below.

For the three months ended December 31, 2003, cash provided by (used for) operating activities by continuing operations increased to cash provided of $395 from cash used of $5,299 for the three months ended December 31, 2002. The increase in cash provided by operating activities occurred primarily due to lower interest payments, higher net income from continuing operations before cumulative effect of change in accounting principle, and other various working capital changes.

Capital expenditures totaled $1,478 during the three months ended December 31, 2003. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2004 capital expenditure requirements.

Cash provided by (used for) financing activities during the three months ended December 31, 2003 was cash provided of $473 compared to cash used of $103,274 during the three months ended December 31, 2002. The change was primarily the result of decreased debt repayments due to the retirement of $104,480 of Senior Notes during the three months ended December 31, 2002.

As of December 31, 2003, the Company had approximately $18,460 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of December 31, 2003, the Company had approximately $9,730 of borrowing capacity under the domestic credit facility and $8,730 available under various foreign credit facilities.

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

The Company anticipates that existing cash balances, cash flow from operations, and borrowing capacity will provide adequate liquidity for fiscal 2004. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

In connection with the Company’s November 2002 repurchase of $89,570 principal amount of the Company’s outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation. As of December 31, 2003 and September 30, 2003, Senior Notes outstanding were $10,095.

           Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet as of December 31, 2003 and September 30, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments
	US$ Equivalent		Weighted Average Interest Rate

	December 31,	September 30,	December 31,	September 30,
Currency Denomination of Indebtedness	2003	2003	2003	2003

Euro (1)	$2,830	$2,496	4.71%	4.71%
British Pounds Sterling (1)	1,630	1,198	5.75%	5.75%
New Zealand Dollar (1)	1,422	1,197	7.23%	7.23%
Australian Dollar (1)	240	-	7.92%	-
Swedish Krona (1)	528	909	5.45%	5.45%
Malaysian Ringgit (1)	18	46	7.75%	7.75%
(1) Maturity dates are expected to be less than one year.

The Company does not have any financial instruments classified as off-balance sheet as of December 31, 2003 and September 30, 2003.

	December 31, 2003	September 30, 2003

Receive US$/Pay NZ$ :

Contract Amount	None	US $427
Average Contractual Exchange Rate		(US$/NZ$) .5884
Expected Maturity Dates		October 2003 through
November 2003
Receive US$/Pay Australian $:

Contract Amount	US $1,230	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6754	(US$/A$) .6624
Expected Maturity Dates	January 2004 through	October 2003 through
	February 2004	December 2003

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act, as amended), have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the evaluation referred to in the preceding paragraph (a). There were no significant deficiencies or material weakness identified and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 19, 2003.

ITEM 5. OTHER INFORMATION

The Company’s chief executive and chief financial officers have each submitted to the Securities and Exchange Commission their certifications as required under 18 U.S.C. 1350, accompanying the filing of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits – Reference is hereby made to the exhibit index which appears below.

The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Exhibit

10.1*	—	Employment Agreement between ICO, Inc. and W. Robert Parkey, Jr., dated January 14, 2004, to be effective on February 2, 2004.
10.2*	—	Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 28, 2004.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith

(b)    Reports on Form 8-K

  On November 4, 2003, the Company filed a Current Report on Form 8-K reporting that it had amended its Rights Agreement dated April 1, 1998 between ICO, Inc. and Harris Trust & Savings Bank, which amendment would cause the Rights Agreement to terminate as of the close of business on November 3, 2003.

  On December 9, 2003, the Company filed a Current Report on Form 8-K reporting that its board of directors appointed John F. Gibson to serve on the board, filling a vacant seat, to serve as a Class II director with a term ending at the Company’s 2005 annual meeting.

  On December 15, 2003, the Company filed a Current Report on Form 8-K reporting that it had announced its financial results for the quarter and fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.

(Registrant)

January 30, 2004	/s/ Jon C. Biro

Jon C. Biro Chief Financial Officer and (interim) Chief Executive Officer

/s/ Bradley T. Leuschner

Bradley T. Leuschner Chief Accounting Officer and (interim) Treasurer

