Form 10-Q
period 2004-03-31
ICO INC
filed 2004-05-14
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES (X)   NO (   )

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES (   )   NO (X)

Common stock, without par value 25,281,421 shares
outstanding as of May 13, 2004

ICO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003	3
Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2004 and 2003	4
Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2004 and 2003	5
Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2004 and 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risks	26
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28
1st Amend.to Employee Agmt - W. Robert Parkey, Jr.
Employment Agreement - Paul Giddens
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ICO, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,724	$4,114
Trade accounts receivables (less allowance for doubtful accounts of $2,230 and $2,047, respectively)	51,693	41,310
Inventories	29,185	24,166
Assets held for sale	850	—
Prepaid expenses and other	11,337	11,952

Total current assets	94,789	81,542

Property, plant and equipment, net	54,159	54,639
Goodwill	8,605	8,245
Other	625	835

Total assets	$158,178	$145,261

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Current liabilities:
Short-term borrowings	$8,381	$5,846
Current portion of long-term debt	5,008	3,210
Accounts payable	28,909	22,120
Accrued salaries and wages	4,192	3,766
Other accrued expenses	11,076	11,399
Oilfield Services liabilities retained	1,156	2,476

Total current liabilities	58,722	48,817

Deferred income taxes	4,234	4,108
Long-term liabilities	1,694	1,629
Long-term debt, net of current portion	22,071	23,378

Total liabilities	86,721	77,932

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $34,970 and $33,882, respectively	13	13
Undesignated preferred stock, without par value- 105,000 shares authorized; 0 shares issued and outstanding	—	—
Junior participating preferred stock, without par value – 0 and 50,000 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, without par value – 50,000,000 shares authorized; 25,281,421 and 25,146,550 shares issued and outstanding, respectively	43,697	43,555
Additional paid-in capital	103,049	102,811
Accumulated other comprehensive loss	(2,007)	(4,211)
Accumulated deficit	(73,295)	(74,839)

Total stockholders’ equity	71,457	67,329

Total liabilities and stockholders’ equity	$158,178	$145,261

The accompanying notes are an integral part of these financial statements.

ICO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Sales	$58,490	$45,243	$106,704	$82,513
Service	9,011	8,261	17,644	16,239

Total Revenues	67,501	53,504	124,348	98,752
Cost and expenses:
Cost of sales and services	54,017	43,547	100,125	81,475
Selling, general and administrative expense	8,660	9,026	16,261	17,049
Stock option compensation expense	231	29	242	92
Depreciation and amortization	1,934	2,293	3,986	4,507
Impairment, restructuring and other income	(116)	—	(12)	—

Operating income (loss)	2,775	(1,391)	3,746	(4,371)
Other income (expense):
Interest expense, net	(663)	(642)	(1,295)	(2,178)
Other	59	1	271	520

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,171	(2,032)	2,722	(6,029)
Provision (benefit) for income taxes	740	(349)	1,086	(1,512)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,431	(1,683)	1,636	(4,517)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $0, $224, $(51) and $290, respectively	3	32	(92)	548

Net income (loss) before cumulative effect of change in accounting principle	1,434	(1,651)	1,544	(3,969)
Cumulative effect of change in accounting principle, net of benefit for income taxes of $0, $0, $0 and $(580) respectively	—	—	—	(28,863)

Net income (loss)	$1,434	$(1,651)	$1,544	$(32,832)

Preferred dividends	—	—	—	(544)

Net income (loss) applicable to common stock	$1,434	$(1,651)	$1,544	$(33,376)

Basic and diluted income (loss) per share:
Basic net income (loss) from continuing operations before cumulative effect of change in accounting principle	$.06	$(.07)	$.06	$(.20)

Basic net income (loss) per common share	$.06	$(.07)	$.06	$(1.35)

Diluted income (loss) from continuing operations before cumulative effect of change in accounting principle	$.05	$(.07)	$.05	$(.20)

Diluted net income (loss) per common share	$.05	$(.07)	$.05	$(1.35)

Basic weighted average shares outstanding	25,271,000	24,809,000	25,254,000	24,739,000

Diluted weighted average shares outstanding	29,016,150	24,809,000	28,893,875	24,739,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$1,434	$(1,651)	$1,544	$(32,832)
Other comprehensive income (loss)
Foreign currency translation adjustment	(395)	1,428	2,183	3,161
Unrealized gain (loss) on foreign currency hedges	171	(45)	21	(63)

Comprehensive income (loss)	$1,210	$(268)	$3,748	$(29,734)

The accompanying notes are an integral part of these financial statements.

ICO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,636	$(33,380)
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Depreciation and amortization	3,986	4,507
Cumulative effect of change in accounting principle before tax	—	29,443
Unrealized gain on foreign currency	(159)	(485)
Changes in assets and liabilities:
Receivables	(8,685)	(2,609)
Inventories	(4,078)	(5,262)
Prepaid expenses and other assets	123	(650)
Income taxes payable	849	(682)
Deferred taxes	(347)	(1,448)
Accounts payable	6,041	4,951
Accrued interest	(12)	(3,606)
Other liabilities	17	642

Total adjustments	(2,265)	24,801

Net cash used for operating activities by continuing operations	(629)	(8,579)
Net cash used for operating activities by discontinued operations	(1,086)	(7,888)

Net cash used for operating activities	(1,715)	(16,467)

Cash flows used for investing activities:
Capital expenditures	(2,745)	(5,472)
Proceeds from dispositions of property, plant and equipment	432	251

Net cash used for investing activities by continuing operations	(2,313)	(5,221)

Cash flows used for financing activities:
Payment of dividend on preferred stock	—	(1,088)
Proceeds from debt	2,995	361
Term debt repayments	(1,585)	(103,735)
Debt retirement costs	—	(483)

Net cash provided by (used for) financing activities by continuing operations	1,410	(104,945)

Effect of exchange rates on cash	228	279

Net decrease in cash and equivalents	(2,390)	(126,354)
Cash and equivalents at beginning of period	4,114	129,072

Cash and equivalents at end of period	$1,724	$2,718

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements,” and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2003 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2004, the results of operations for the three and six months ended March 31, 2004 and 2003 and the changes in its cash position for the six months ended March 31, 2004 and 2003. Results of operations for the three and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For additional information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable and commitments and contingencies.

     Estimates surrounding employee benefit liabilities are related to the Company maintaining a self insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per claim). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three-month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being self insured in the United States prior to fiscal year 2004 (with stop loss insurance coverage limiting the Company’s expense to $300 per claim). Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

     Revenue and Related Cost Recognition- The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.

•	Delivery has occurred or services have been rendered: For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer. For service revenue, revenue recognition occurs upon the completion of service.

•	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.

•	Collectibility is reasonably assured: The Company has a customer credit policy to ensure collectibility is reasonably assured.

     Revenues billed to customers related to shipping and handling are included in revenues while the associated shipping and handling costs to the Company are included in cost of sales and services.

     Impairment of Goodwill and Other Intangible Assets- Effective October 1, 2002, the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which established standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company’s annual impairment test is performed on September 30 of each fiscal year.

     Segment Information. The Company aggregates its operating segments (the Company’s geographic operations) into one reportable segment due to the similarities of the Company’s operating segments’ economic characteristics (gross margins), the nature of the products and services provided, the nature of the production processes, the types of customers, and the methods used to sell the Company’s products and services.

     Forward Exchange Agreements. The Company reflects that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders’ equity (as a component of comprehensive income (loss)). The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.

     Recently Issued Accounting Pronouncements. In December 2003, the FASB issued the revised disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which requires companies to disclose in their interim financial reports net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits and updated information on expected contributions. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted the interim period disclosure requirements effective January 1, 2004. The adoption did not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 3. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective October 1, 2002, the Company adopted Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company’s annual impairment testing date is September 30. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle.

NOTE 4. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

     Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and six months ended March 31, 2003, the potentially dilutive effects of the Company’s exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss. The total number of anti-dilutive securities for the three and six months ended March 31, 2004 was 623,000 and 456,000, respectively, compared to 4,794,000 for the three and six months ended March 31, 2003. The decrease in the number of anti-dilutive securities in fiscal year 2004, compared to fiscal year 2003, is due to the Company generating net income in the current fiscal year.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.06	$(0.07)	$0.06	$(0.20)
Income from discontinued operations	—	—	—	0.02

Income (loss) before cumulative effect of change in accounting principle	$0.06	$(0.07)	$0.06	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(1.17)

Basic net income (loss) per common share	$0.06	$(0.07)	$0.06	$(1.35)

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.05	$(0.07)	$0.05	$(0.20)
Income from discontinued operations	—	—	—	0.02

Income (loss) before cumulative effect of change in accounting principle	$0.05	$(0.07)	$0.05	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(1.17)

Diluted net income (loss) per common share	$0.05	$(0.07)	$0.05	$(1.35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

     The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Basic	25,271,000	24,809,000	25,254,000	24,739,000
Stock Options	210,550	—	105,275	—
Preferred Stock	3,534,600	—	3,534,600	—

Diluted	29,016,150	24,809,000	28,893,875	24,739,000

     Quarterly dividends (in an aggregate amount of $544 per quarter) have not been declared or paid on the Company’s Preferred Stock since January 1, 2003. Any undeclared or unpaid Preferred Stock dividends must be declared and paid before the Company may pay a dividend on the Company’s Common Stock.

     On October 31, 1997, the Board of Directors adopted a Shareholders’ Rights Plan (the “Rights Plan”) and declared a dividend of one Junior Participating Preferred Share purchase right with respect to each share of common stock outstanding at the close of business on November 21, 1997. On April 1, 1998, a successor Rights Plan was adopted by the Board of Directors with essentially identical terms and conditions. Under the terms of the Rights Plan, the Board amended the Rights Plan on October 31, 2003, to provide that the plan would expire on November 3, 2003, and the Rights Plan so expired.

NOTE 5. INVENTORIES

     Inventories consisted of the following:

	March 31,	September 30,
	2004	2003
Raw materials	$16,476	$12,806
Finished goods	12,853	11,244
Work in progress	108	241
Supplies	905	1,356
Less reserve	(1,157)	(1,481)

Total inventory	$29,185	$24,166

NOTE 6. INCOME TAXES

     The Company’s effective income tax rates were 34% and 40% during the three and six months ended March 31, 2004, respectively, compared to benefits of 17% and 25% during the three and six months ended March 31, 2003. The change was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. During the three and six months ended March 31, 2003, the Company’s foreign subsidiaries had a tax provision on pre-tax net loss due to the reasons mentioned above such as permanent differences and nondeductible items. In addition, during the fiscal 2003 periods, the Company placed valuation allowances against the deferred tax assets of the Company’s Italian and Swedish subsidiaries. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The foreign tax provision on the pretax loss diluted the domestic effective tax benefit of 37% and 35% which resulted in the consolidated rates of 17% and 25%. During the three and six months ended March 31, 2004, the Company’s domestic subsidiaries incurred state income tax which had the effect of increasing the consolidated effective tax rate for the three and six months ended March 31, 2004 to 34% and 39%.

     The Company has a prior year domestic net operating loss for tax purposes of approximately $7,832. This loss was carried back to the 2002 fiscal year generating a tax refund of approximately $2,741. The $2,741 receivable is included in Prepaid expenses and other in the consolidated balance sheet and is expected to be received in the next twelve months.

NOTE 7. IMPAIRMENT, RESTRUCTURING AND OTHER INCOME

     During the second quarter of fiscal 2004, the Company negotiated the settlement of a severance obligation with a former employee and reversed $116 of previously recognized severance.

     During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece of $104.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     The Company has letters of credit outstanding in the United States of approximately $3,064 and $2,090 as of March 31, 2004 and September 30, 2003, respectively and foreign letters of credit outstanding of $2,695 and $2,495 as of March 31, 2004 and September 30, 2003, respectively.

     Varco Indemnification Claims. Between May 2003 and September 2003, Varco International, Inc. (“Varco”) asserted approximately 29 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company’s Oilfield Services business (“Oilfield Services”) to Varco. Varco’s indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute “excluded liabilities” under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged an independent third-party environmental consulting company to review Varco’s claims, and has visited most of the sites to which Varco’s claims relate. Additionally, the Company’s third-party consultant has prepared detailed reports for 16 of the subject properties responding to Varco’s environmental indemnity claims. Based on these reports and the Company’s own assessment made from such visits, the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated. The Company’s follow-up investigation on some of these claims is, however, still in process. The Company has requested additional information from Varco where appropriate.

     The parties have agreed to a limited information exchange in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed, subject to certain limitations, to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. The Company does not believe that Varco has demonstrated, under the terms of the purchase agreement, that it is entitled to any material damages in excess of the $1,000 threshold. Because the Company believes that most of Varco’s indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco’s cost estimates are grossly inflated, it has not reserved any amounts on its balance sheets in contemplation of such liabilities or the uncollectability of the $5,000 receivable of the escrowed sales proceeds. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company will reassess the collectibility of the escrowed sales proceeds based upon the facts and circumstances at the time, and may incur a charge to discontinued operations, which charge could be up to the full amount of the $5,000 receivable of escrowed sales proceeds. Any such charge would affect the Company’s net income and its consolidated statement of operations, but its consolidated statement of cash flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds.

     There is no assurance, however, that the Company will not be liable for all or a portion of Varco’s $21,965 claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company’s financial condition, liquidity and results of operations.

     Silicosis Related Claims. Four coating plants (located in Louisiana, Canada, and Odessa and Houston, Texas) were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company’s sale of its Oilfield Services business. Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such businesses, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Koskey and Galvan litigation described below), and the Company has agreed to indemnify Varco for any such costs.

     The Company acquired the Odessa, Texas coating plant prior to the 1980’s. The other three coating plants (the “BHTS plants”), including the Houston, Texas plant, were acquired by ICO as part of the acquisition of Baker Hughes Tubular Services, Inc. (“BHTS”) from Baker Hughes Incorporated (“Baker Hughes”) in 1992. At these four plants, prior to 1989 a grit blasting process that produced silica dust was used to internally coat tubular goods. Since 1989, an alternative blasting media (which is not known to produce silica dust) has been used at each of the referenced coating plants. During the years since the mid-1990’s, the Company has been named as a party in lawsuits filed on behalf of former employees of the coating plants located in Odessa and Houston who allegedly suffered from silicosis-related disease as a result of exposure to silica dust produced in the blasting process. Issues surrounding the defense of and the Company’s exposure in cases filed on behalf of employees of the former BHTS plants and the Odessa plant warrant separate analyses due to the different history of ownership of those plants. An agreement with Baker Hughes (described below) affects the Company’s defense and exposure in cases filed by former employees of the BHTS plants, but is not applicable to cases filed on behalf of former employees of the Odessa plant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

     During prior fiscal years since the mid-1990’s, the Company has settled individual claims, including six wrongful death suits, involving thirty former employees of the Odessa, Texas coating plant who were diagnosed with silicosis-related disease. Because the Company was a subscriber to workers’ compensation, under Texas law the Company has been generally precluded from liability for personal injury claims filed by former employees of the Odessa plant. However, under Texas law certain survivors of a deceased employee may bring a wrongful death claim for occupational injuries resulting in death. The referenced claims involving former employees of the Odessa plant that the Company has settled have included future wrongful death claims of individuals currently diagnosed with silicosis-related disease. There are no lawsuits presently pending against the Company involving former employees of the Odessa plant; however, while the Company has settled potential wrongful death claims with most of the former employees of the Odessa plant who have been diagnosed with silicosis, it is possible that additional wrongful death claims may arise and be asserted against the Company in the future.

     The Company and Baker Hughes are both presently named as defendants in a lawsuit involving two former employees who allege that they were employees of BHTS and that they suffer from silicosis-related personal injuries, styled Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the “Galvan litigation”). The Company was recently dismissed (subject to a tolling agreement, which is an agreement that would allow the plaintiff to bring the Company back into the suit on or before December 31, 2004) from a second silicosis-related personal injury lawsuit, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the “Koskey litigation”), filed against Baker Hughes and the Company by a former employee of the Houston plant. Notwithstanding the Company’s dismissal from the Koskey litigation, the Company may still have exposure in that case because Baker Hughes remains a party.

     The Company and Baker Hughes are sharing defense costs in both the Galvan and Koskey litigation pursuant to a cost sharing agreement (the “Agreement”) with Baker Hughes. Pursuant to the Agreement, the Company and Baker Hughes agreed to share equally the costs of defense and any judgment or mutually agreed to settlement of occupational health claims asserted against Baker Hughes (and also against the Company, in cases where the Company is also named as a defendant) by former employees of BHTS who contend that Baker Hughes has liability. The only such “occupational health” claims that have been asserted to date have been claims by employees of the BHTS plants who allegedly suffered from silicosis-related disease. Since the Agreement was executed in 1996, two suits to which the Agreement has applied have been settled (which were disclosed in the Company’s filings for prior years, and for which the Company’s payments totaled $750). The Koskey and Galvan litigation are the only lawsuits presently pending that involve former employees of the BHTS plants.

     Under the terms of the Agreement with Baker Hughes, the Company’s exposure is capped at $500 per claimant, and $5,000 in the aggregate for all such claims that may be asserted (currently $4,250 net of payments the Company has made to date referenced in the preceding paragraph); after those thresholds, Baker Hughes is responsible for 100% of the costs of defense, settlement, or judgments for occupational health claims governed by the Agreement.

     Based on the plaintiffs’ allegations and discovery conducted to date, both the Galvan and Koskey litigation are covered by the Agreement with Baker Hughes, and therefore the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation. Issues affecting the Company’s exposure in these cases include the defendants’ ability to effectively challenge each claimant’s silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant, successfully asserting the Company’s preclusion from liability based on the workers’ compensation bar in the Galvan case, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

     At this time, the Company cannot predict whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company’s financial condition, results of operations or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

NOTE 9. DISCONTINUED OPERATIONS

     On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. The initial purchase price was subject to a post-closing working capital adjustment for which a gain of $582 was recorded during the three months ended December 31, 2002. All proceeds from the sale have been received except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. See Note 8 – “Commitments and Contingencies” for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods. The $5,000 was included in the gain recognized on the sale of the Oilfield Services business in fiscal year 2002. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the consolidated statement of operations and the Oilfield Services liabilities retained are shown as a separate line item in the consolidated balance sheet. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations. The Company anticipates the settlement of the Oilfield Services liabilities in the Consolidated Balance Sheet as of March 31, 2004 of $1,156 to occur within the next twelve months. The expense associated with these liabilities has previously been recorded in the statement of operations as part of income (loss) from discontinued operations, and any adjustments to these liabilities will be reflected as income (loss) from discontinued operations in the period in which the adjustment becomes known. The Company recorded a $75 reduction in certain accrued liabilities related to discontinued operations during the three and six months ended March 31, 2004.

     On July 31, 2003, the Company sold its remaining oilfield service operation to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities and recorded a pretax gain of $600.

NOTE 10. LONG-TERM DEBT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 11. ASSETS HELD FOR SALE

     In the first quarter of fiscal 2004, the Company received a No Further Action Determination (“NFA”) from the New Jersey Department of Environmental Protection in relation to certain land the Company acquired in 1996 as part of the Wedco Technology, Inc. acquisition. The Company entered into a contract to sell this land in 1999 and with the receipt of the NFA, the Company expects to close on the sale of this property during fiscal year 2004 and expects to receive approximately $900. The net book value of the real estate is included in the Assets held for sale line item in the Consolidated Balance Sheet at March 31, 2004.

NOTE 12. RELATED PARTY

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

NOTE 13. STOCK-BASED COMPENSATION

     During the second quarter of fiscal 2004, the Company granted options to purchase 600,000 shares of the Company’s common stock to W. Robert Parkey, Jr., the Company’s President and Chief Executive Officer, with exercise prices of $2.16 per share (applicable to 400,000 of the options), and $2.25 per share (applicable to 200,000 of the options). The Company also granted options to purchase 126,000 shares of the Company’s common stock to Jon C. Biro, the Company’s Chief Financial Officer, with an exercise price of $2.49 per share. The Company will expense the fair value of the options under SFAS 123, Accounting for Stock-Based Compensation, over the vesting periods of the options, which range from immediate vesting to three years from the date of grant. The total pretax compensation expense recognized in the Consolidated Statement of Operations with the above options was $170 during the three and six months ended March 31, 2004.

NOTE 14. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. The Company enters into forward purchase contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and September 30, 2003, the Company had approximately $1,901 of notional value (fair value at March 31, 2004 was $1,880) and $2,845 of notional value (fair value at September 30, 2003 was $2,920), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

     The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt

			Weighted
	US$ Equivalent		Average Interest Rate
Currency Denomination	March 31,	September 30,	March 31,	September 30,
of Indebtedness (1)	2004	2003	2004	2003
Euro	$2,577	$2,496	4.75%	4.71%
United States Dollar	2,350	—	4.12%	—
New Zealand Dollar	1,385	1,197	7.23%	7.23%
British Pounds Sterling	1,262	1,198	5.75%	5.75%
Swedish Krona	786	909	5.45%	5.45%
Australian Dollar	21	—	7.92%	—
Malaysian Ringgit	—	46	—	7.75%

(1) Maturity dates are less than one year.

     The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2004 and September 30, 2003.

Forward Contracts

	March 31, 2004	September 30, 2003
Receive US$/Pay Australian $:
Contract Amount	US $1,901	US $2,178
Average Contractual Exchange Rate	(US$/A$) .7616	(US$/A$) .6624
Expected Maturity Dates	April 2004 through	October 2003 through
	June 2004	December 2003

Receive US$/Pay NZ$:
Contract Amount	None	US $667
Average Contractual Exchange Rate		(US$/NZ$) .5872
Expected Maturity Dates		October 2003 through
November 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 15. EMPLOYEE BENEFIT PLANS

     The Company maintains several defined contribution benefit plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plans are voluntarily matched, typically with ICO common stock. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees’ interests are generally vested immediately.

     The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a range of 2.5% to 4% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 65. This subsidiary also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may choose between the ages of 60-62 to retire early. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries on the date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. These plans are insured by participating annuity contracts with Aegon Levensverzekering N.V. (“Aegon”), located in The Hague, the Netherlands. These participating annuity contracts guarantee the funding of the Company’s future pension obligations for both its defined benefit pension plan and its defined benefit pre-pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of these plans, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligations from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense. The amount of defined benefit plan pension expense recognized during the three and six months ending March 31, 2004 was $125 and $245, respectively compared to $100 and $230 during the three and six months ended March 31, 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited and in thousands, except share and per share data)

Introduction

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

     Cost of sales and services is primarily comprised of purchased raw materials, compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

     Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their cost of products. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. During the first half of fiscal 2004, the Company’s sales volumes have been stronger than the volumes sold in the first half of each of the previous two fiscal years. The Company believes this is primarily caused by an increase in customer demand due to improving worldwide economies and the fact that resin prices were rising during the first half of fiscal year 2004.

Critical Accounting Policies

     The Company’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

     Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates relate to employee benefit liabilities, valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable and commitments and contingencies.

(Unaudited and in thousands, except share and per share data)

     Estimates surrounding employee benefit liabilities are related to the Company maintaining a self insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per claim). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three-month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being self insured prior to fiscal year 2004 (with stop loss insurance coverage limiting the Company’s expense to $300 per claim). Ultimate costs associated with open workers’ compensation claims are estimated as well as an estimate for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

     Revenue and Related Cost Recognition- The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.

•	Delivery has occurred or services have been rendered: For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer. For service revenue, revenue recognition occurs upon the completion of service.

•	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.

•	Collectibility is reasonably assured: The Company has a customer credit policy to ensure collectibility is reasonably assured.

     Revenues billed to customers related to shipping and handling are included in revenues while the associated shipping and handling costs to the Company are included in cost of sales and services.

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

     Impairment of Goodwill and Other Intangible Assets- Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which established standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company’s annual impairment test is performed on September 30 of each fiscal year.

(Unaudited and in thousands, except share and per share data)

     Currency Translation- Amounts in foreign currencies are translated into United States Dollars. When local functional currency is translated to United States Dollars, the effects are recorded as a separate component of Other comprehensive income or loss. Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.

     The fluctuations of the United States Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Australian Dollar and the Brazilian Real have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2004.

	Three Months Ended	Six Months Ended
	March 31, 2004	March 31, 2004
Total revenues	$6,200	$11,700
Operating income	460	675
Pretax income	380	565
Net income	300	400

     Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to five years.

Results of Operations

Three and Six Months Ended March 31, 2004 Compared to the Three and Six Months Ended March 31, 2003

	Summary Financial Information
	Three Months Ended					Six Months Ended
	March 31,					March 31,
	2004	2003	Change	%		2004	2003	Change	%
Sales revenue	$58,490	$45,243	$13,247	29		$106,704	$82,513	$24,191	29
Service revenue	9,011	8,261	750	9		17,644	16,239	1,405	9

Total revenues	67,501	53,504	13,997	26		124,348	98,752	25,596	26
SG&A (1)	8,891	9,055	(164)	(2)		16,503	17,141	(638)	(4)
Net income (loss)	$1,434	$(1,651)	$3,085	N.M.	(2)	$1,544	$(32,832)	$34,376	N.M.	(2)
Volumes (3)	80,000	73,000	7,000	10		151,100	136,800	14,300	10
Gross margin (4)	20.0%	18.6%	1.4%			19.5%	17.5%	2.0%
SG&A as a percentage of revenue	13%	17%	(4%)			13%	17%	(4)%
Effective income tax rate	34%	(17)%	N.M. (2)			40%	(25%)	N.M. (2)

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).

(2) “N.M.” is an abbreviation for “not meaningful.”

(3) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services. Metric tons stated above are not in thousands.

(4) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

(Unaudited and in thousands, except share and per share data)

     Revenues. Total revenues increased $13,997 or 26% to $67,501 and $25,596 or 26% to $124,348 during the three and six months ended March 31, 2004, compared to the same periods of fiscal 2003 due to an increase in both sales and service revenues.

     Sales Revenues. Sales revenue increased $13,247 or 29% to $58,490 during the three months ended March 31, 2004 compared to the same period of fiscal 2003. The increase in sales revenue was caused by an increase in sales volumes of 21% which led to an increase in revenues of $7,800 excluding foreign currency impact. The increase in sales volumes was particularly pronounced at the Company’s domestic concentrate manufacturing operation and certain European locations resulting from stronger customer demand due to improving economies in these regions. The translation effect of stronger foreign currencies relative to the United States Dollar increased sales revenues by $5,600.

     For the six months ended March 31, 2004 compared to the six months ended March 31, 2003, sales revenues increased $24,191 or 29% due to stronger foreign currencies (increased sales revenues $10,900) and an increase in sales volumes of 22%. The increase in sales volumes of 22% increased revenues by $16,800 (excluding currency impact) due to increased customer demand in all of the Company’s operating regions and greater market share in most regions. Sales revenue increased significantly for the Company’s domestic concentrate manufacturing operation primarily due to increased demand from existing customers. These increases were offset by a $3,509 decline in sales revenues due to a decline in average prices primarily due to a change in product sales mix within the Company’s domestic concentrates manufacturing operation.

     Service Revenues. Service revenues increased $750 or 9% to $9,011 during the three months ended March 31, 2004 and increased $1,405 or 9% during the six months ended March 31, 2004 compared to the same periods of the prior year, primarily due to stronger foreign currencies relative to the United States Dollar.

     Costs and Expenses.

     Gross Margins. Gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 20.0% and 19.5% for the three and six months ended March 31, 2004 compared to 18.6% and 17.5% in the three and six months ended March 31, 2003, respectively. Gross margins improved due to significantly improved results produced by the Company’s domestic concentrate business and due to increased volumes sold which increased 10% during both the three and six months ended March 31, 2004, respectively. The Company gains operating leverage when volumes increase because costs of good sold expenses such as labor, electricity and plant expenses increase in a lower proportion relative to increases in volume. The Company’s European and North American ICO Polymers operating results improved significantly versus last year due to prior year cost reductions, an increase in customer demand and improved performance of two plants that dramatically underperformed last year.

     Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense)(“SG&A”) declined $164 or 2% and $638 or 4% during the three and six months ended March 31, 2004, respectively, compared to the same periods in fiscal 2003.

     The decrease in SG&A of $164 or 2% for the three months ended March 31, 2004, was primarily due to the cost reduction program implemented in the fourth quarter of fiscal 2003 which reduced SG&A by approximately $1,350, partially offset by the effect of stronger foreign currencies relative to the United States Dollar (an impact of approximately $600), an increase in profit sharing expense of $300 and an increase in stock option compensation expense of $202. As a percentage of revenues, sales, general and administrative expenses declined to 13% of revenue during the three months ended March 31, 2004 compared to 17% for the same quarter last year due to the increase in revenues while SG&A declined slightly.

(Unaudited and in thousands, except share and per share data)

     The decline of $638 or 4% in SG&A for the six–month periods was primarily due to the cost reduction program implemented in the fourth quarter of fiscal 2003 (impact of approximately $2,700) offset by the impact of stronger foreign currencies (increased SG&A $1,300), an increase in profit sharing expense of $320, and increase in stock option expense of $150 and an increase in insurance costs of $190. During the six months ended March 31, 2004, SG&A as a percentage of revenue declined to 13% compared to 17% for the six months ended March 31, 2003 due primarily to the increase in revenues while SG&A declined 4%.

     Impairment, restructuring and other income. During the second quarter of fiscal 2004, the Company negotiated the settlement of a severance obligation with a former employee and reversed $116 of previously recognized severance. During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece in the amount of $104.

     Depreciation and Amortization. Depreciation and amortization decreased $359 or 16% and $521 or 12% due to the fixed asset impairment recorded in the fourth quarter of fiscal year 2003 which reduced the carrying value of fixed assets which had the effect of reducing depreciation expense for the three and six months ending March 31, 2004, respectively.

     Net Interest Expense. During the three months ended March 31, 2004, compared to the three months ended March 31, 2003, interest expense increased $21 or 3% due to increased borrowings. Net interest expense for the six months ended March 31, 2004 decreased $883 or 41% compared to the same period in fiscal 2003 due to the repurchase of $104,480 of 10 3/8% Senior Notes during the first quarter of fiscal 2003.

     Income Taxes. The Company’s effective income tax rates were 34% and 40% during the three and six months ended March 31, 2004, respectively, compared to benefits of 17% and 25% during the three and six months ended March 31, 2003. The change was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. During the three and six months ended March 31, 2003, the Company’s foreign subsidiaries had a tax provision on pre-tax net loss due to the reasons mentioned above such as permanent differences and nondeductible items. In addition, during the fiscal 2003 periods, the Company placed valuation allowances against the deferred tax assets of the Company’s Italian and Swedish subsidiaries. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized. The foreign tax provision on the pretax loss diluted the domestic effective tax benefit of 37% and 35% which resulted in the consolidated rates of 17% and 25%. During the three and six months ended March 31, 2004, the Company’s domestic subsidiaries incurred state income tax which had the effect of increasing the consolidated effective tax rate for the three and six months ended March 31, 2004 to 34% and 40%.

     Income (loss) from continuing operations before cumulative effect of change in accounting principle. Income (loss) from continuing operations before cumulative effect of change in accounting principle increased $3,114 to income of $1,431 for the three months ended March 31, 2004 and increased $6,153 to income of $1,636 for the six months ended March 31, 2004 due to the factors discussed above.

     Income (Loss) From Discontinued Operations. Income from discontinued operations during the three months ended March 31, 2004 of $3 was due to a $75 reduction in certain accrued liabilities related to discontinued operations offset by legal fees incurred related primarily to the Varco indemnification claims (see Note 8 “Commitments and Contingencies”). Income from discontinued operations during the three months ended March 31, 2003 of $32 was related primarily to income from the Company’s remaining oilfield service operation which was sold in July 2003 offset by expenses associated with discontinued operations.

(Unaudited and in thousands, except share and per share data)

     Income (loss) from discontinued operations decreased from income of $548 during the six months ended March 31, 2003 to a loss of ($92) during the six months ended March 31, 2004. The loss from discontinued operations in the six months ended March 31, 2004 of ($92) is due to legal fees incurred related primarily to the Varco indemnification claims (see Note 8 – “Commitments and Contingencies”) partially offset by a $75 reduction in certain accrued liabilities recorded in the second quarter of fiscal 2004 related to discontinued operations. The income from discontinued operations of $548 during the six months ended March 31, 2003 was primarily due to the $582 pre-tax gain on the post-closing working capital adjustment recorded during the three months ended December 31, 2002 and the income from the remaining oilfield services operation sold in July 2003.

     Cumulative Effect of Change in Accounting Principle. Effective October 1, 2002, the Company adopted Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. (See Note 3- “Cumulative Effect of Change of Accounting Principle” for further information on this charge).

     Net Income (Loss). For the three and six months ended March 31, 2004, the Company had net income of $1,434 and $1,544 compared to net losses of $(1,651) and $(32,832) for the comparable periods in fiscal 2003, due to the factors discussed above.

     Liquidity and Capital Resources. The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2004	September 30, 2003
Cash and cash equivalents	$1,724	$4,114
Working capital	36,067	32,725

     Cash and cash equivalents declined $2,390 and working capital increased $3,342 during the six months ended March 31, 2004 due to the factors described below.

     For the six months ended March 31, 2004, cash used for operating activities by continuing operations decreased to cash used of $629 from cash used of $8,579 for the six months ended March 31, 2003. The decrease in cash used for operating activities by continuing operations occurred primarily due to lower interest payments caused by the early repayment of $104,480 of the Company’s 10 3/8% Senior Notes, higher net income from continuing operations before cumulative effect of change in accounting principle, an increase in accounts payable, offset by increases in accounts receivable and inventory. Accounts receivable increased $10,383 or 25% due primarily to the increase in revenues. The Company increased its inventory by $5,019 or 21% primarily due to the growth the Company has experienced in its sales volumes and due to higher average resin purchase prices. Accounts payable increased $6,789 or 31% due primarily to increases in inventory purchases.

     Cash used for operating activities by discontinued operations for the six months ended March 31, 2004 decreased to cash used of $1,086 compared to cash used of $7,888 for the six months ended March 31, 2003. This decrease was primarily due to the Company’s domestic income tax payment made in fiscal year 2003 as a result of the Company’s net income in fiscal year 2002 due to the gain recorded on the disposition of the oilfield services business. The cash used of $1,086 for the six months ended March 31, 2004 was related to payments of oilfield services liabilities retained.

     Capital expenditures totaled $2,745 during the six months ended March 31, 2004 and were related primarily to expanding and upgrading the Company’s production capacity. Approximately 43% of the $2,745 of capital expenditures was spent to expand production capacity of the Company’s Australian subsidiary. Capital expenditures for the remainder of fiscal 2004 are expected to be approximately $1,300 and will be primarily used to upgrade and/or expand the Company’s production capacity. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2004 capital expenditure requirements.

(Unaudited and in thousands, except share and per share data)

     Cash provided by (used for) financing activities during the six months ended March 31, 2004 was cash provided of $1,410 compared to cash used of ($104,945) during the six months ended March 31, 2003. The change was primarily the result of decreased debt repayments due to the retirement of $104,480 of Senior Notes during the three months ended December 31, 2002. The Company retired the 10 3/8% Senior Notes in order to lower the Company’s interest expense and debt obligations using the proceeds from the disposition of its Oilfield Services Business.

     As of March 31, 2004, the Company had approximately $18,925 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of March 31, 2004, the Company had approximately $9,585 of available borrowing capacity under the domestic credit facility and $9,340 available under various foreign credit facilities.

     Upon the sale of the Oilfield Services business in September 2002, the Company used a majority of the sales proceeds to retire $104,480 of 10 3/8% Senior Notes during the three months ended December 31, 2002 in order to lower the Company’s interest expense and debt obligations. In addition, the Company expects that its working capital over time will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory and will increase the Company’s accounts receivables. The Company does not have material commitments for capital expenditures beyond fiscal year 2004. Annual capital expenditures required to upgrade existing equipment to maintain existing production capacity are approximately $2,000. The Company anticipates that existing cash balances of $1,724, cash flow from operations, future borrowings and existing borrowing capacity of $18,925 will provide adequate liquidity for the next twelve months. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

     The Company’s foreign credit facilities are generally collateralized by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company’s domestic credit facility is collateralized by domestic receivables and inventory and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s weighted average interest rate on its domestic credit facility was 4.12% as of March 31, 2004. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

     The Company’s domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any “change of control” of the Company or its restricted subsidiaries will constitute a default under the facility (“change of control” means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) until April 2004, a majority of the members of the board of directors of any such entity no longer being “continuing directors” where “continuing directors” means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the “continuing directors” who were members of the board at the time of such nomination or election).

(Unaudited and in thousands, except share and per share data)

     In connection with the Company’s November 2002 repurchase of $89,570 principal amount of the Company’s outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A “change of control” means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being “continuing directors” where “continuing directors” means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the “continuing directors” who were members of the Board at the time of such nomination or election. The interpretation of the phrase “all or substantially all” as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation. As of March 31, 2004 and September 30, 2003, Senior Notes outstanding were $10,095.

     Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2004 and September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Unaudited and in thousands, except share and per share data)

     The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. The Company enters into forward purchase contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and September 30, 2003, the Company had approximately $1,901 of notional value (fair value at March 31, 2004 was $1,880) and $2,845 of notional value (fair value at September 30, 2003 was $2,920), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses.

     The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt

			Weighted
	US$ Equivalent		Average Interest Rate
Currency Denomination	March 31,	September 30,	March 31,	September 30,
of Indebtedness (1)	2004	2003	2004	2003
Euro	$2,577	$2,496	4.75%	4.71%
United States Dollar	2,350	—	4.12%	—
New Zealand Dollar	1,385	1,197	7.23%	7.23%
British Pounds Sterling	1,262	1,198	5.75%	5.75%
Swedish Krona	786	909	5.45%	5.45%
Australian Dollar	21	—	7.92%	—
Malaysian Ringgit	—	46	—	7.75%

(1) Maturity dates are expected to be less than one year.

Forward Contracts

	March 31, 2004	September 30, 2003
Receive US$/Pay Australian $:
Contract Amount	US $1,901	US $2,178
Average Contractual Exchange Rate	(US$/A$) .7616	(US$/A$) .6624
Expected Maturity Dates	April 2004 through	October 2003 through
	June 2004	December 2003

Receive US$/Pay NZ$:
Contract Amount	None	US $667
Average Contractual Exchange Rate		(US$/NZ$) .5872
Expected Maturity Dates		October 2003 through
November 2003

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act, as amended), have concluded that as of March 31, 2004 the Company’s disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls subsequent to the evaluation referred to in the preceding paragraph (a). There were no significant deficiencies or material weakness identified and, therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of the Company’s legal proceedings, see Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 19, 2003.

ITEM 5. OTHER INFORMATION

     The Dividend Committee of the Company’s Board of Directors determined not to declare any dividend on its depositary shares, each representing ¼ of a share of the Company’s $6.75 convertible exchangeable preferred stock (“Preferred Stock”), for the quarter ending on June 30, 2004. Because this will result in the Company not declaring dividends on the shares of Preferred Stock for six consecutive quarters, the holders of the Preferred Stock will be entitled to elect two additional directors to the Company’s board of directors beginning in the fourth quarter of fiscal 2004. Such directors will serve on the Company’s board of directors for so long as all such dividends on Preferred Stock remain undeclared and unpaid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – Reference is hereby made to the exhibit index which appears below.

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.		Exhibit
10.1*	—	First Amendment to Employment Agreement by and between W. Robert Parkey, Jr. and the Company, dated May 10, 2004, to be effective as of February 2, 2004.

10.2*	—	Employment Agreement by and between Paul Giddens and the Company, dated May 11, 2004, to be effective as of May 24, 2004.

31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.

31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.

32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.

32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.

*Filed herewith

(b)	Reports on Form 8-K

     On January 20, 2004, the Company filed a Current Report on Form 8-K reporting that it had announced the appointment of W. Robert Parkey, Jr. as President, Chief Executive Officer, and a member of the Company’s Board of Directors, effective February 2, 2004.

     On January 30, 2004, the Company filed a Current Report on Form 8-K reporting that it had announced its financial results for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 14, 2004	/s/ Jon C. Biro

Jon C. Biro
Chief Financial Officer and Treasurer

/s/ Bradley T. Leuschner

Bradley T. Leuschner
Chief Accounting Officer

Exhibit Index

10.1*	—	First Amendment to Employment Agreement by and between W. Robert Parkey, Jr. and the Company, dated May 10, 2004, to be effective as of February 2, 2004.

10.2*	—	Employment Agreement by and between Paul Giddens and the Company, dated May 11, 2004, to be effective as of May 24, 2004.

31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.

31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.

32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.

32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.

*Filed herewith