Form 10-Q
period 2004-06-30
ICO INC
filed 2004-08-13
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EX-CHANGE ACT OF 1934

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
YES  X     NO______ .

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES______ NO  X    .

Common stock, without par value 25,303,721 shares
outstanding as of August 9, 2004

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2004	September 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$2,576	$4,114
Trade accounts receivables (less allowance for doubtful accounts of $2,210 and $2,047, respectively)	50,887	41,310
Inventories	26,244	24,166
Assets held for sale	850	-
Prepaid expenses and other	8,719	11,952

Total current assets	89,276	81,542

Property, plant and equipment, net	52,540	54,639
Goodwill	8,454	8,245
Other	522	835

Total assets	$150,792	$145,261

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
Short-term borrowings	$7,695	$5,846
Current portion of long-term debt	6,537	3,210
Accounts payable	28,348	22,120
Accrued salaries and wages	4,148	3,766
Other accrued expenses	10,841	11,399
Oilfield Services liabilities retained	1,386	2,476

Total current liabilities	58,955	48,817

Deferred income taxes	3,889	4,108
Long-term liabilities	1,687	1,629
Long-term debt, net of current portion	18,419	23,378

Total liabilities	82,950	77,932

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $35,514 and $33,882, respectively	13	13
Undesignated preferred stock, without par value- 105,000 shares authorized; 0 shares issued and outstanding	–	–
Junior participating preferred stock, without par value - 0 and 50,000 shares authorized, respectively; 0 shares issued and outstanding	–	–
Common stock, without par value - 50,000,000 shares authorized; 25,290,721 and 25,146,550 shares issued and outstanding, respectively	43,710	43,555
Additional paid-in capital	103,241	102,811
Accumulated other comprehensive loss	(2,874)	(4,211)
Accumulated deficit	(76,248)	(74,839)

Total stockholders’ equity	67,842	67,329

Total liabilities and stockholders’ equity	$150,792	$145,261

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Sales	$57,799	$46,104	$164,503	$128,617
Service	8,980	8,312	26,624	24,551

Total Revenues	66,779	54,416	191,127	153,168
Cost and expenses:
Cost of sales and services	54,800	45,988	154,925	127,463
Selling, general and administrative expense	8,311	8,858	24,572	25,907
Stock option compensation expense	192	14	434	106
Depreciation and amortization	1,969	2,373	5,955	6,880
Impairment, restructuring and other costs	180	806	168	806

Operating income (loss)	1,327	(3,623)	5,073	(7,994)
Other income (expense):
Interest expense, net	(684)	(663)	(1,979)	(2,841)
Other income (expense)	(94)	(28)	177	492

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	549	(4,314)	3,271	(10,343)
Provision (benefit) for income taxes	152	(360)	1,238	(1,872)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	397	(3,954)	2,033	(8,471)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(1,803), $459, $(1,854) and $749, respectively	(3,350)	(388)	(3,442)	160

Net loss before cumulative effect of change in accounting principle	(2,953)	(4,342)	(1,409)	(8,311)
Cumulative effect of change in accounting principle, net of benefit for income taxes of $0, $0, $0 and $(580), respectively	-	-	-	(28,863)

Net loss	$(2,953)	$(4,342)	$(1,409)	$(37,174)

Preferred dividends	-	-	-	(544)

Net loss applicable to common stock	$(2,953)	$(4,342)	$(1,409)	$(37,718)

Basic and diluted income (loss) per share:
Basic net income (loss) from continuing operations before cumulative effect of change in accounting principle	$.01	$(.16)	$.08	$(.36)

Basic net loss per common share	$(.12)	$(.17)	$(.06)	$(1.52)

Diluted net income (loss) from continuing operations before cumulative effect of change in accounting principle	$.01	$(.16)	$.07	$(.36)

Diluted net loss per common share	$(.10)	$(.17)	$(.05)	$(1.52)

Basic weighted average shares outstanding	25,283,800	24,960,000	25,264,000	24,812,000

Diluted weighted average shares outstanding	28,818,400	24,960,000	28,869,600	24,812,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Net loss	$(2,953)	$(4,342)	$(1,409)	$(37,174)
Other comprehensive income (loss)
Foreign currency translation adjustment	(803)	2,188	1,380	5,349
Unrealized gain (loss) on foreign currency hedges	(64)	(151)	(43)	(214)

Comprehensive loss	$(3,820)	$(2,305)	$(72)	$(32,039)

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss) from continuing operations	$2,033	$(37,334)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	5,955	6,880
Stock option compensation expense	434	106
Matching contribution to employee savings plan	202	349
Impairment, restructuring and other costs	156	712
Cumulative effect of change in accounting principle before tax	-	29,443
Unrealized gain on foreign currency	(153)	(419)
Changes in assets and liabilities:
Receivables	(8,163)	(2,167)
Inventories	(1,544)	(3,728)
Prepaid expenses and other assets	(303)	(1,012)
Income taxes payable	815	147
Deferred taxes	(461)	(4,189)
Accounts payable	5,804	106
Accrued interest	(267)	(3,884)
Other liabilities	(487)	(686)

Total adjustments	1,988	21,658

Net cash provided by (used for) operating activities by continuing operations	4,021	(15,676)
Net cash used for operating activities by discontinued operations	(1,342)	(6,542)

Net cash provided by (used for) operating activities	2,679	(22,218)
Cash flows used for investing activities:
Capital expenditures	(3,664)	(7,816)
Proceeds from dispositions of property, plant and equipment	432	275

Net cash used for investing activities by continuing operations	(3,232)	(7,541)

Cash flows used for financing activities:
Common stock transactions	52	9
Payment of dividend on preferred stock	-	(1,088)
Proceeds from debt	2,694	7,683
Term debt repayments	(3,781)	(104,321)
Debt retirement costs	-	(483)

Net cash used for financing activities by continuing operations	(1,035)	(98,200)

Effect of exchange rates on cash	50	439

Net decrease in cash and equivalents	(1,538)	(127,520)
Cash and equivalents at beginning of period	4,114	129,072

Cash and equivalents at end of period	$2,576	$1,552

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2003 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2004, the results of operations for the three and nine months ended June 30, 2004 and 2003 and the changes in its cash position for the nine months ended June 30, 2004 and 2003. Results of operations for the three and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a self insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per claim). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being self insured in the United States prior to fiscal year 2004 (with stop loss insurance coverage limiting the Company’s expense to $300 per claim). Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

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

The fluctuations of the United States Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Australian Dollar and the Brazilian Real have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2004.

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Revenues	$5,020	$14,300
Operating income	340	750
Income (loss) from continuing operations before tax	300	620
Net income (loss)	240	460

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

NOTE 4.   EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings per share is based on earnings applicable to common shareholders and is calculated using the weighted average number of common shares outstanding. During the three and nine months ended June 30, 2003, the potentially dilutive effects of the Company’s exchangeable preferred stock (which would have an anti-dilutive effect) and common stock options and warrants, with exercise prices exceeding fair market value of the underlying common shares, have been excluded from diluted earnings per share. Additionally, the potentially dilutive effects of common stock options have been excluded from diluted earnings per share for those periods in which the Company generated a net loss from continuing operations before cumulative effect of change in accounting principle. The total number of anti-dilutive securities for the three and nine months ended June 30, 2004 was 927,000 and 468,000, respectively, compared to 4,719,000 for the three and nine months ended June 30, 2003. The decrease in the number of anti-dilutive securities in fiscal year 2004, compared to fiscal year 2003, is due to the Company generating net income from continuing operations in the current fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.01	$(.16)	$.08	$(.36)
Income (loss) from discontinued operations	(.13)	(.01)	(.14)	-

Loss before cumulative effect of change in accounting principle	(.12)	(.17)	(.06)	(.36)
Cumulative effect of change in accounting principle	-	-	-	(1.16)

Basic net loss per common share	$(.12)	$(.17)	$(.06)	$(1.52)

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.01	$(.16)	$.07	$(.36)
Income (loss) from discontinued operations	(.11)	(.01)	(.12)	-

Loss before cumulative effect of change in accounting principle	(.10)	(.17)	(.05)	(.36)
Cumulative effect of change in accounting principle	-	-	-	(1.16)

Diluted net loss per common share	$(.10)	$(.17)	$(.05)	$(1.52)

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic	25,283,800	24,960,000	25,264,000	24,812,000
Stock Options	-	-	71,000	-
Preferred Stock	3,534,600	-	3,534,600	-

Diluted	28,818,400	24,960,000	28,869,600	24,812,000

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

NOTE 5. INVENTORIES

Inventories consisted of the following:
	June 30, 2004	September 30, 2003

Raw materials	$13,951	$12,806
Finished goods	12,471	11,485
Supplies	1,073	1,356
Less reserve	(1,251)	(1,481)

Total inventory	$26,244	$24,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 6. INCOME TAXES

The Company’s effective income tax rates were 28% and 38% during the three and nine months ended June 30, 2004, respectively, compared to benefits of 8% and 18% during the three and nine months ended June 30, 2003. The change was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. During the three and nine months ended June 30, 2003, the Company’s foreign subsidiaries had a tax provision on a pre-tax net loss due to the reasons mentioned above including the impact of permanent differences and nondeductible items. In addition, during the fiscal 2003 periods, the Company placed valuation allowances against the deferred tax assets of the Company’s Italian and Swedish facilities. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized. The foreign tax provision during the three and nine months ended June 30, 2003 on the pretax foreign loss diluted the domestic effective tax benefit of 27% and 32% for the three and nine months ended June 30, 2003, respectively, which resulted in the consolidated rates of 8% and 18%.

During the nine months ended June 30, 2004, the Company’s domestic subsidiaries incurred state income tax on a pretax loss which had the effect of increasing the consolidated effective tax rate for the nine months ended June 30, 2004 to 38%. In addition, the three months ended June 30, 2004 were diluted by the valuation allowances placed against the deferred tax assets in the Company’s Italian, Swedish and Brazilian subsidiaries during the three months ended June 30, 2004. This reduced the domestic tax benefit of 35% during that period to a consolidated tax rate of 28%.

The Company had a prior year domestic net operating loss for tax purposes of approximately $7,832. This loss was carried back to the 2002 fiscal year generating a tax refund of approximately $2,741. The $2,741 receivable is included in Prepaid Expenses and Other in the consolidated balance sheet and the refund was received in July 2004.

NOTE 7. IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Severance	$157	$231	$145	$231
Impairment of fixed assets	-	529	-	529
Other	23	46	23	46

Total impairment, restructuring and other costs	$180	$806	$168	$806

During the third quarter of fiscal 2004, the Company incurred severance cost of $157 related to the termination of certain employees in North America and the U.K.

During the second quarter of fiscal 2004, the Company negotiated the settlement of a severance obligation with a former employee and reversed $116 of previously recognized severance.

During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece of $104.

During the third quarter of fiscal 2003, the Company recognized an impairment of fixed assets of $529 at the Company’s ICO Polymers North America and UK locations. The North American impairment related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

primarily to the consolidation of the Company’s China, Texas and Lovelady, Texas facilities during the first half of fiscal year 2004 as part of its cost reduction program. The UK impairment related to the shutdown of the facility’s cryogenic processing line. During the third quarter of fiscal 2003, the Company also recognized $231 of severance expenses primarily related to the Company’s Italian subsidiary.

See Note 17 – “Subsequent Events” related to impairment, restructuring and other costs.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business ("Oilfield Services") to Varco. Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged an independent third-party environmental consulting company to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultant has prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated. The Company's follow-up investigation on these claims is, however, still in process. The Company has requested additional information from Varco where appropriate.

The parties have agreed to a limited information exchange in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. The Company does not believe that Varco has demonstrated, under the terms of the purchase agreement, that it is entitled to any material damages in excess of the $1,000 threshold. Although the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the statement of operations as a component of income (loss) from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's consolidated statement of operations, but its consolidated statement of cash flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the consolidated statement of operations and consolidated statement of cash flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's $21,965 claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, liquidity and results of operations.

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

Based on the plaintiffs’ allegations and discovery conducted to date, both the Galvan and Koskey litigation are covered by the Agreement with Baker Hughes, and therefore the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation. Issues affecting the Company’s exposure in these cases include the defendants’ ability to effectively challenge each claimant’s silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant, successfully asserting the Company’s preclusion from liability based on the workers’ compensation bar in the Galvan case, and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 9. DISCONTINUED OPERATIONS

   On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. The initial purchase price was subject to a post-closing working capital adjustment for which a gain of $582 was recorded during the three months ended December 31, 2002. All proceeds from the sale have been received except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. The $5,000 was included in the gain recognized on the sale of the Oilfield Services business in fiscal year 2002. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve net of income taxes was recorded in the statement of operations as a component of income (loss) from discontinued operations. See Note 8 – “Commitments and Contingencies” for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the consolidated statement of operations and the Oilfield Services liabilities retained are shown as a separate line item in the consolidated balance sheet. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations. The Company anticipates the settlement of the Oilfield Services liabilities in the Consolidated Balance Sheet as of June 30, 2004 of $1,386 to occur within the next twelve months. The expense associated with these liabilities has previously been recorded in the statement of operations as part of income (loss) from discontinued operations, and any adjustments to these liabilities will be reflected as income (loss) from discontinued operations in the period in which the adjustment becomes known.

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

NOTE 11. ASSETS HELD FOR SALE

In the first quarter of fiscal 2004, the Company received a No Further Action Determination (“NFA”) from the New Jersey Department of Environmental Protection in relation to certain land the Company acquired in 1996 as part of the Wedco Technology, Inc. acquisition. The Company entered into a contract to sell this land in 1999 and with the receipt of the NFA, the Company expects to close on the sale of this property in the next twelve months and expects to receive approximately $900. The net book value of the real estate is included in the Assets held for sale line item in the Consolidated Balance Sheet at June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 12. RELATED PARTY

During the first quarter of fiscal 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Senior Notes due 2007. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company’s Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services related to those transactions.

NOTE 13. STOCK-BASED COMPENSATION

During the second quarter of fiscal 2004, the Company granted options to purchase 600,000 shares of the Company’s common stock to W. Robert Parkey, Jr., the Company’s President and Chief Executive Officer, with exercise prices of $2.16 per share (applicable to 400,000 of the options), and $2.25 per share (applicable to 200,000 of the options). The Company also granted options to purchase 126,000 shares of the Company’s common stock to Jon C. Biro, the Company’s Chief Financial Officer and Treasurer, with an exercise price of $2.49 per share. The Company will expense the fair value of the options under SFAS 123, Accounting for Stock-Based Compensation, over the vesting periods of the options, which range from immediate vesting to three years from the date of grant. The total pretax compensation expense recognized in the Consolidated Statement of Operations with the above options was $155 and $325 during the three and nine months ended June 30, 2004, respectively.

NOTE 14. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. The Company enters into forward purchase contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and September 30, 2003, the Company had approximately $2,800 of notional value (fair value at June 30, 2004 was $2,881) and $2,845 of notional value (fair value at September 30, 2003 was $2,920), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt
	US$ Equivalent		Weighted Average Interest Rate

Currency Denomination	June 30,	September 30,	June 30,	September 30,
of Indebtedness (1)	2004	2003	2004	2003

Euro	$3,617	$2,496	4.44%	4.71%
British Pounds Sterling	1,568	1,198	5.72%	5.75%
New Zealand Dollar	1,472	1,197	6.83%	7.23%
Swedish Krona	999	909	5.45%	5.45%
United States Dollar	20	-	4.50%	-
Malaysian Ringgit	19	46	7.75%	7.75%

(1) Maturity dates are less than one year.

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2004 and September 30, 2003.

Forward Contracts

	June 30, 2004	September 30, 2003

Receive US$/Pay Australian $:

Contract Amount	US $2,455	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6833	(US$/A$) .6624
Expected Maturity Dates	July 2004 through	October 2003 through
	September 2004	December 2003

Receive US$/Pay New Zealand $:

Contract Amount	None	US $667
Average Contractual Exchange Rate		(US$/NZ$) .5872
Expected Maturity Dates		October 2003 through
November 2003

Receive Australian $/Pay Malaysian Ringgit:

Contract Amount	A $90	None
Average Contractual Exchange Rate	(A$/MYR) .3820
Expected Maturity Dates	July 2004

Receive Singapore $/Pay Malaysian Ringgit:

Contract Amount	SG $186	None
Average Contractual Exchange Rate	(SG$/MYR) .4522
Expected Maturity Dates	July 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plan is voluntarily matched, typically with ICO common stock. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees’ interests are generally vested immediately.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a range of 2.5% to 4% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 65. This subsidiary also maintains a pre-pension plan for all employees who are eligible for the basic pension plan. Under this plan, an employee may choose between the ages of 60-62 to retire early. These employees will remain under the pre-pension plan until the age of 65 at which time they will be eligible for the basic pension plan. During the early retirement period, eligible employees opting for early retirement will receive 50% to 75% of their salaries on the date of retirement. Annually, employees contribute 1.43% of their salaries towards their pre-pensions. These plans are insured by participating annuity contracts with Aegon Levensverzekering N.V. (“Aegon”), located in The Hague, the Netherlands. These participating annuity contracts guarantee the funding of the Company’s future pension obligations for both its defined benefit pension plan and its defined benefit pre-pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of these plans, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligations from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense. The amount of defined benefit plan pension expense recognized during the three and nine months ending June 30, 2004 was $125 and $370, respectively compared to $100 and $330 during the three and nine months ended June 30, 2003, respectively.

NOTE 16. SEGMENT INFORMATION

The Company historically aggregated its operating segments into one reportable segment due to the similarities of the Company’s operating segments and based upon the Company’s management structure.  During the third quarter of fiscal year 2004, the Company reorganized its management structure into four geographical areas defined as ICO Americas (consisting of ICO Polymers North America and ICO Brazil), Bayshore Industrial, ICO Europe and ICO Australasia.  This reorganization modified the way information is reviewed and decisions are made by executive management.  The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Australasia, ICO Polymers North America and ICO Brazil.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden and UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.  Due to the reorganization of the Company’s reportable segments as well as the Company’s desire to provide additional segment information, the Company has disclosed segment data below in accordance with SFAS 131.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Nine Months Ended June 30, 2004	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total

Revenue From External Customers	$85,292	$43,675	$29,557	$27,602	$5,001	-	$191,127
Intersegment Revenues	161	-	-	1,483	-	-	1,644
Operating Income (Loss)	2,294	3,938	3,070	1,735	67	(6,031)	5,073
Operating Income %	3%	9%	10%	6%	1%	-	3%
Depreciation and Amortization	2,752	1,293	512	1,020	104	274	5,955
Impairment, Restructuring and Other Costs (Income)(b)	(22)	-	-	103	-	87	168

Expenditures for Additions to Long Lived Assets	836	405	1,397	683	93	250	3,664

Nine Months Ended June 30, 2003

Revenue From External Customers	$67,617	$35,997	$23,994	$23,292	$2,268	-	$153,168
Intersegment Revenues	268	-	10	3,079	-	-	3,357
Operating Income (Loss)	(3,205)	1,153	2,832	(1,728)	(525)	(6,521)	(7,994)
Operating Income %	(5%)	3%	12%	(7%)	(23%)	-	(5%)
Depreciation and Amortization	3,086	1,301	300	1,789	77	327	6,880
Impairment, Restructuring and Other Costs(b)	495	-	15	296	-	-	806

Expenditures for Additions to Long Lived Assets	4,068	1,086	542	1,318	252	550	7,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Three Months Ended June 30, 2004	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total

Revenue From External Customers	$30,932	$14,401	$9,557	$10,120	$1,769	-	$67,779
Intersegment Revenues	74	-	-	522	-	-	596
Operating Income (Loss)	673	1,313	730	670	104	(2,163)	1,327
Operating Income %	2%	9%	8%	7%	6%	-	2%
Depreciation and Amortization	934	423	165	330	34	83	1,969
Impairment, Restructuring and Other Costs (b)	77	-	-	103	-	-	180

Expenditures for Additions to Long Lived Assets	187	290	109	273	15	45	919

Three Months Ended June 30, 2003

Revenue From External Customers	$24,540	$11,707	$8,824	$8,162	$1,183	-	$54,416
Intersegment Revenues	193	-	10	2,552	-	-	2,755
Operating Income (Loss)	(1,899)	627	943	(1,128)	(192)	(1,974)	(3,623)
Operating Income %	(8%)	5%	11%	(14%)	(16%)	-	(7%)
Depreciation and Amortization	1,088	434	120	606	36	89	2,373
Impairment, Restructuring and Other Costs(b)	495	-	15	296	-	-	806

Expenditures for Additions to Long Lived Assets	1,469	235	324	112	75	129	2,344

(a) Consists of corporate expenses and other adjustments
(b) Impairment, restructuring and other costs (income) are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(c)	Total

Total Assets
As of June 30, 2004	$ 69,045	$28,036	$22,914	$20,504	$3,906	$6,387	$150,792
As of September 30, 2003	$ 62,696	$26,951	$9,828	$21,245	$3,814	$10,727	$145,261

(c) Consists of unallocated Corporate assets including: cash, an income tax receivable and corporate fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

A reconciliation of total segment operating income (loss) to net loss is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Operating income (loss)	$1,327	$(3,623)	$5,073	$(7,994)
Other income (expense):
Interest expense, net	(684)	(663)	(1,979)	(2,841)
Other	(94)	(28)	177	492

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	549	(4,314)	3,271	(10,343)
Provision (benefit) for income taxes	152	(360)	1,238	(1,872)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	397	(3,954)	2,033	(8,471)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	(3,350)	(388)	(3,442)	160

Net loss before cumulative effect of change in accounting principle	(2,953)	(4,342)	(1,409)	(8,311)
Cumulative effect of change in accounting principle, net of benefit for income taxes	-	-	-	(28,863)

Net loss	$(2,953)	$(4,342)	$(1,409)	$(37,174)

NOTE 17. SUBSEQUENT EVENTS

In July 2004, the Company notified the employees of the Company’s Swedish subsidiary of the Company’s plans to close the Swedish manufacturing operation during fiscal 2004. The Company will serve the Swedish market from its locations throughout the rest of Europe. Relating to this closure, the Company expects to record a charge over the next two quarters between $300 and $500.

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

During the third quarter of fiscal year 2004, the Company reorganized its management structure into four geographical areas defined as ICO Americas (consisting of ICO Polymers North America and ICO Brazil), Bayshore Industrial, ICO Europe and ICO Australasia.  This reorganization modified the way information is reviewed and decisions are made by executive management.  The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Australasia, ICO Polymers North America and ICO Brazil.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee.) The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden and UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

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

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their cost of products. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. During the first three quarters of fiscal 2004, the Company’s sales volumes have been stronger than the volumes sold in the first three quarters of each of the previous two fiscal years. The Company believes this is primarily caused by an increase in customer demand due to improving worldwide economies, the fact that resin prices were rising during fiscal year 2004, and successful sales and marketing efforts.

(Unaudited and in thousands, except share and per share data)

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

The fluctuations of the United States Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Australian Dollar and the Brazilian Real have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2004.

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Revenues	$5,020	$14,300
Operating income	340	750
Income (loss) from continuing operations before tax	300	620
Net income (loss)	240	460

(Unaudited and in thousands, except share and per share data)

Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to four years.

Results of Operations

Three and nine months ended June 30, 2004 compared to the three and nine months ended June 30, 2003

	Summary Financial Information

	Three Months Ended June 30,			Nine Months Ended June 30,

	2004	2003	Change	2004	2003	Change

Sales revenue	$ 57,799	$ 46,104	$ 11,695	$164,503	$128,617	$35,886
Service revenue	8,980	8,312	668	26,624	24,551	2,073

Total revenues	66,779	54,416	12,363	191,127	153,168	37,959
SG&A (1)	8,503	8,872	(369)	25,006	26,013	(1,007)
Operating income (loss)	1,327	(3,623)	4,950	5,073	(7,994)	13,067
Net loss	$ (2,953)	$ (4,342)	$ 1,389	$(1,409)	$(37,174)	$35,765

Volumes (2)	78,300	68,300	10,000	229,400	205,100	24,300
Gross margin (3)	17.9%	15.5%	2.4%	18.9%	16.8%	2.1%
SG&A as a percentage of revenue	13%	16%	(3%)	13%	17%	(4%)
Effective income tax rate (benefit)	28%	(8%)	36%	38%	(18%)	56%

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $12,363 or 23% to $66,779 and $37,959 or 25% to $191,127 during the three and nine months ended June 30, 2004, compared to the same periods of fiscal 2003.

The reasons for the change in revenues for the three and nine months ended June 30, 2004, respectively, are as follows:

	Increase/(Decrease)

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004

Volume	22%	19%
Price/product mix (1)	(8%)	(3%)
Translation effect (2)	9%	9%

Percentage change in revenue	23%	25%

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the US Dollar.

(Unaudited and in thousands, except share and per share data)

Higher volumes increased revenue $11,900 and $28,500, excluding the impact of foreign currencies, for the three and nine months ended June 30, 2004, respectively, primarily due to an increase in market share and customer demand. The increase in volumes was most notable for our Bayshore Industrial operation. During the three months ended June 30, 2004, changes in prices and product mix led to a $4,557 decline in revenue compared to the three months ended June 30, 2003 due primarily to a change in the mix of finished products sold at Bayshore Industrial and ICO Polymers North America. The translation effect of stronger foreign currencies relative to the US Dollar increased revenues by $5,020 and $14,300 for the three and nine months ended June 30, 2004, respectively.

A comparison of revenues by segment and discussion of the significant segment changes is below.

Revenues by segment for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

	Three Months Ended June 30,

	2004	% of Total	2003	% of Total	Change	%

ICO Europe	$ 30,932	46	$ 24,540	45	$ 6,392	26
Bayshore Industrial	14,401	22	11,707	22	2,694	23
ICO Australasia	9,557	14	8,824	16	733	8
ICO Polymers North America	10,120	15	8,162	15	1,958	24
ICO Brazil	1,769	3	1,183	2	586	50

Total	$ 66,779	100	$ 54,416	100	$ 12,363	23

ICO Europe’s revenues increased $6,392 or 26% caused by the translation effect of stronger European currencies compared to the US Dollar of $3,500 and an increase in volumes sold of 8%. The increase in volumes sold increased revenues by $3,500 and was due to both an increase in market share and an increase in customer demand.

Bayshore Industrial’s revenues increased $2,694 or 23% as a result of an increase in volumes sold of 45% ($5,320 positive impact on revenues) offset by a change in the mix of finished products sold ($2,626 negative impact on revenues). Volumes increased primarily due to an increase in customer demand and to a lesser extent an increase in market share.

ICO Polymers North America’s revenues increased $1,958 or 24% due to an increase in product volumes sold of 89% which increased revenues by $3,070. This increase was offset by a decrease in revenues of $960 caused primarily by a change in the mix of finished products sold.

Revenues by segment for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

	Nine Months Ended June 30,

	2004	% of Total	2003	% of Total	Change	%

ICO Europe	$ 85,292	45	$ 67,617	44	$ 17,675	26
Bayshore Industrial	43,675	23	35,997	24	7,678	21
ICO Australasia	29,557	15	23,994	16	5,563	23
ICO Polymers North America	27,602	14	23,292	15	4,310	19
ICO Brazil	5,001	3	2,268	1	2,733	121

Total	$ 191,127	100	$ 153,168	100	$ 37,959	25

(Unaudited and in thousands, except share and per share data)

ICO Europe’s revenues increased $17,675 or 26% caused by the translation effect of stronger European currencies compared to the US Dollar of $9,730 and an increase of $7,150 due to an increase in volumes sold of 6%. The increase in volumes sold was caused by both an increase in market share and an increase in customer demand.

Bayshore Industrial’s revenues increased $7,678 or 21% due to an increase in volumes sold of 38% ($13,700 positive impact on revenues) offset by a decline of $6,100 due to a change in the mix of finished products sold. Volumes increased due primarily to an increase in customer demand and to a lesser extent an increase in market share.

ICO Australasia’s revenues increased $5,563 or 23% primarily due to stronger Australian and New Zealand currencies compared to the US Dollar which increased revenues by $4,220. The majority of the remaining change was caused by an increase in average selling prices caused by an increase in the cost of raw materials and due to an increase in toll service volumes due to new business.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 17.9% and 18.9% for the three and nine months ended June 30, 2004 compared to 15.5% and 16.8% in the three and nine months ended June 30, 2003, respectively. Gross margins improved due to the increase in volumes sold of 15% and 12% during the three and nine months ended June 30, 2004, respectively. The Company gains operating leverage when volumes increase because costs of good sold expenses such as labor, electricity and plant expenses increase in a lower proportion relative to increases in volume. ICO Europe and ICO Polymers North America operating results improved significantly versus last year due to prior year cost reductions, an increase in customer demand and improved performance of two plants that dramatically underperformed last year. Bayshore also experienced a significant improvement in gross margin due to improved operating leverage.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) declined $369 or 4% and $1,007 or 4% during the three and nine months ended June 30, 2004, respectively, compared to the same periods in fiscal 2003.

The decrease in SG&A of $369 or 4% for the three months ended June 30, 2004, was primarily due to the cost reduction program implemented in the fourth quarter of fiscal 2003 which reduced SG&A by approximately $1,350, partially offset by the effect of stronger foreign currencies relative to the US Dollar (an impact of approximately $500), an increase in profit sharing expense of $510 and an increase in stock option compensation expense of $178. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 13% of revenue during the three months ended June 30, 2004 compared to 16% for the same quarter last year due to the increase in revenues while SG&A expenses declined slightly.

The decline of $1,007 or 4% in SG&A for the nine month period was primarily due to the cost reduction program implemented in the fourth quarter of fiscal 2003 (impact of approximately $4,050) offset by the impact of stronger foreign currencies (increased SG&A $1,400), an increase in profit sharing expense of $830, and an increase in stock option expense of $328. During the nine months ended June 30, 2004, SG&A (including stock option compensation expense) as a percentage of revenue declined to 13% compared to 17% for the nine months ended June 30, 2003 due primarily to the increase in revenues while SG&A expenses declined.

(Unaudited and in thousands, except share and per share data)

Impairment, restructuring and other costs.
	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Severance	$157	$231	$145	$231
Impairment of fixed assets	-	529	-	529
Other	23	46	23	46

Total impairment, restructuring and other costs	$180	$806	$168	$806

During the third quarter of fiscal 2004, the Company incurred severance cost of $157 related to the termination of certain employees in North America and the UK.

During the second quarter of fiscal 2004, the Company negotiated the settlement of a severance obligation with a former employee and reversed $116 of previously recognized severance.

During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece of $104.

During the third quarter of fiscal 2003, the Company recognized an impairment of fixed assets of $529 at the Company’s ICO Polymers North America and UK locations. The North American impairment related primarily to the consolidation of the Company’s China, Texas and Lovelady, Texas facilities during the first half of fiscal year 2004 as part of its cost reduction program. The UK impairment related to the shutdown of the facility’s cryogenic processing line. During the third quarter of fiscal 2003, the Company also recognized $231 of severance expenses primarily related to the Company’s Italian subsidiary.

See Note 17 – “Subsequent Events” related to impairment, restructuring and other costs.

Depreciation and Amortization. Depreciation and amortization decreased $404 or 17% and $925 or 13% due to the fixed asset impairment recorded in the fourth quarter of fiscal year 2003 which reduced the carrying value of fixed assets which had the effect of reducing depreciation expense for the three and nine months ending June 30, 2004, respectively.

Operating income (loss).

Consolidated operating income (loss) improved $4,950 during the three months ended June 30, 2004 from a loss of $(3,623) to income of $1,327. For the nine months ended June 30, 2004, operating income (loss) improved $13,067 from a loss of $(7,994) to income of $5,073. These increases are primarily due to the increase in revenues, improved gross margins and reduction in SG&A expenses.

Operating income (loss) by segment and discussion of significant segment changes follows.

(Unaudited and in thousands, except share and per share data)

Operating income (loss) by segment for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Operating Income (loss)	Three Months Ended June 30,

	2004	2003	Change

ICO Europe	$673	$(1,899)	$2,572
Bayshore Industrial	1,313	627	686
ICO Australasia	730	943	(213)
ICO Polymers North America	670	(1,128)	1,798
ICO Brazil	104	(192)	296

Subtotal	3,490	(1,649)	5,139
General Corporate Expense	(2,163)	(1,974)	(189)

Consolidated	$1,327	$(3,623)	$4,950

Operating Income (loss) as a percentage of revenues	Three Months Ended June 30,

	2004	2003	Increase/ (Decrease)

ICO Europe	2%	(8%)	10%
Bayshore Industrial	9%	5%	4%
ICO Australasia	8%	11%	(3%)
ICO Polymers North America	7%	(14%)	21%
ICO Brazil	6%	(16%)	22%
Consolidated	2%	(7%)	9%

ICO Europe’s operating income improved $2,572 from a loss of $(1,899) to income of $673. This improvement was primarily a result of improved gross margins, lower impairment, restructuring and other costs and lower SG&A expenses. The improved gross margins were the result of improved product sales prices relative to raw material costs. The reduced impairment, restructuring and other costs was caused by the impairment of the UK’s cryogenic processing line in the third quarter of fiscal 2003. The reduction in SG&A expense was primarily caused by the cost reduction program implemented in the fourth quarter of fiscal 2003.

ICO Polymers North America operating income improved to income of $670 compared to a loss of $(1,128), an improvement of $1,798. This improvement was primarily due to the improvement in performance of one of the segment’s operating facilities due to the cost reduction program implemented in late fiscal year 2003, an increase in product sales volumes and improved selling prices.

(Unaudited and in thousands, except share and per share data)

Operating income (loss) by segment for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

Operating income (loss)	Nine Months Ended June 30,

	2004	2003	Change

ICO Europe	$2,294	$(3,205)	$5,499
Bayshore Industrial	3,938	1,153	2,785
ICO Australasia	3,070	2,832	238
ICO Polymers North America	1,735	(1,728)	3,463
ICO Brazil	67	(525)	592

Subtotal	11,104	(1,473)	12,577
General Corporate Expense	(6,031)	(6,521)	490

Consolidated	$5,073	$(7,994)	$13,067

Operating income (loss) as a percentage of revenues	Nine Months Ended June 30,

	2004	2003	Increase/ (Decrease)

ICO Europe	3%	(5%)	8%
Bayshore Industrial	9%	3%	6%
ICO Australasia	10%	12%	(2%)
ICO Polymers North America	6%	(7%)	13%
ICO Brazil	1%	(23%)	24%
Consolidated	3%	(5%)	8%

ICO Europe’s operating income increased $5,499 from a loss of $(3,205) to income of $2,294. The significant improvement was caused by the growth in revenues, improved gross margins and lower SG&A expenses (due to the cost reduction program implemented in late fiscal 2003). Gross margins improved primarily as a result of the operating leverage gained from the growth of volumes sold.

Bayshore Industrial’s operating income improved $2,785 or 242% to $3,938 caused by the growth in revenues and improved gross margin. The gross margin improvement was caused by increased operating leverage.

ICO Polymers North America’s operating income improved $3,463 to income of $1,735 from a loss of $1,728. This improvement was primarily the result of improvement in the performance of one of the segment’s operating facilities. This operation improved due to the cost reduction program implemented in late fiscal year 2003, an increase in product sales volumes and improved selling prices relative to raw material costs.

 Net Interest Expense. During the three months ended June 30, 2004, compared to the three months ended June 30, 2003, consolidated interest expense increased $21 or 3% due to increased borrowings. Net interest expense for the nine months ended June 30, 2004 decreased $862 or 30% compared to the same period in fiscal 2003 due to the repurchase of $104,480 of 10 3/8% Senior Notes during the first quarter of fiscal 2003.

Income Taxes. The Company’s effective income tax rates were 28% and 38% during the three and nine months ended June 30, 2004, respectively, compared to benefits of 8% and 18% during the three and nine months ended June 30, 2003. The change was due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. During the three and nine months ended June 30, 2003, the Company’s foreign subsidiaries had a tax provision on a pre-tax net loss due to the reasons mentioned above including the impact of permanent differences and nondeductible items. In addition, during the fiscal 2003 periods, the Company placed valuation allowances against the deferred tax assets of the Company’s Italian and Swedish facilities. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized. The foreign tax provision on the pretax foreign loss diluted the domestic effective tax benefit of 27% and 32% for the three and nine months ended June 30, 2003, respectively, which resulted in the consolidated rates of 8% and 18%.

(Unaudited and in thousands, except share and per share data)

During the nine months ended June 30, 2004, the Company’s domestic subsidiaries incurred state income tax on a pretax loss which had the effect of increasing the consolidated effective tax rate for the nine months ended June 30, 2004 to 38%. In addition, the three months ended June 30, 2004 were diluted by the valuation allowances placed against the deferred tax assets in the Company’s Italian, Swedish and Brazilian subsidiaries during the three months ended June 30, 2004. This reduced the domestic tax benefit of 35% during that period to a consolidated tax rate of 28%.

Income (loss) from continuing operations before cumulative effect of change in accounting principle. Income (loss) from continuing operations before cumulative effect of change in accounting principle increased $4,351 to income of $397 for the three months ended June 30, 2004 and increased $10,504 to income of $2,033 for the nine months ended June 30, 2004 due to the factors discussed above.

Income (Loss) From Discontinued Operations. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve was the primary cause of the decrease in income (loss) from discontinued operations for the three and nine month comparable periods. See Note 8 - “Commitments and Contingencies” for further discussion surrounding the $5,000.

The income from discontinued operations of $160 during the nine months ended June 30, 2003 was primarily due to the $582 of gain on the post-closing working capital adjustment recorded during the three months ended December 31, 2002 and the income from the remaining oilfield services operation sold in July 2003.

The loss from discontinued operations during the three months ended June 30, 2003 was primarily due to tax expense recorded in the quarter related to the fiscal year 2002 Oilfield Services sale as a result of finalizing and filing the U.S. tax return in June 2003.

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

Net Income (Loss). For the three and nine months ended June 30, 2004, the Company had net loss of ($2,953) and ($1,409) compared to net losses of ($4,342) and ($37,174) for the comparable periods in fiscal 2003, due to the factors discussed above.

(Unaudited and in thousands, except share and per share data)

Liquidity and Capital Resources The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2004	September 30, 2003

Cash and cash equivalents	$2,576	$4,114
Working capital	$30,321	$32,725

Cash and cash equivalents declined $1,538 and working capital decreased $2,404 during the nine months ended June 30, 2004 due to the factors described below.

For the nine months ended June 30, 2004, cash provided by (used for) operating activities by continuing operations increased to cash provided of $4,021 compared to cash used of $(15,676) for the nine months ended June 30, 2003. This improvement to cash provided by continuing operations occurred primarily due to lower interest payments caused by the early repayment of $104,480 of the Company’s 10 3/8% Senior Notes, higher net income from continuing operations before cumulative effect of change in accounting principle, a larger increase in accounts payable, a smaller increase in inventory, offset by a larger increase in accounts receivable. Accounts receivable increased $9,577 or 23% due primarily to the increase in revenues. The Company increased its inventory by $2,078 or 9% primarily due to higher average resin purchase prices. Accounts payable increased $6,228 or 28% during fiscal 2004 due primarily to increases in the value of inventory purchases.

Cash used for operating activities by discontinued operations for the nine months ended June 30, 2004 decreased to cash used of $1,342 compared to cash used of $6,542 for the nine months ended June 30, 2003. This decrease was primarily due to the Company’s domestic income tax payment made in fiscal year 2003 due to the gain recorded on the disposition of the oilfield services business. The cash used of $1,342 for the nine months ended June 30, 2004 was related to payments of oilfield services liabilities retained and expenses incurred related to discontinued operations.

The $5,000 reserve recorded in the third quarter of fiscal 2004 related to discontinued operations was a non-cash item which did not have an impact on the Company’s statement of cash flow, but did decrease working capital.

Capital expenditures totaled $3,664 during the nine months ended June 30, 2004 and were related primarily to expanding and upgrading the Company’s production capacity. Approximately 35% of the $3,664 of capital expenditures was spent in the Company’s Australian subsidiary to expand production capacity. Capital expenditures for the remainder of fiscal 2004 are expected to be less than $500 and will be primarily used to upgrade and/or expand the Company’s production capacity. The Company anticipates that available cash and existing credit facilities will be sufficient to fund remaining fiscal 2004 capital expenditure requirements.

Cash used for financing activities during the nine months ended June 30, 2004 was cash used of $(1,035) compared to cash used of $(98,200) during the nine months ended June 30, 2003. The change was primarily the result of decreased debt repayments due to the retirement of $104,480 of Senior Notes during the three months ended December 31, 2002. The Company retired the 10 3/8% Senior Notes in order to lower the Company’s interest expense and debt obligations using the proceeds from the disposition of its Oilfield Services Business.

As of June 30, 2004, the Company had approximately $19,460 of additional borrowing capacity available under various foreign and domestic credit arrangements. In April 2002, the Company established a three-year domestic credit facility secured by domestic receivables and inventory with a maximum borrowing capacity of $15,000. The borrowing capacity varies based upon the levels of domestic receivables and inventory. As of June 30, 2004, the Company had approximately $10,260 of available borrowing capacity under the domestic credit facility and $9,200 available under various foreign credit facilities.

(Unaudited and in thousands, except share and per share data)

Upon the sale of the Oilfield Services business in September 2002, the Company used a majority of the sales proceeds to retire $104,480 of 10 3/8% Senior Notes during the three months ended December 31, 2002 in order to lower the Company’s interest expense and debt obligations. In addition, the Company expects that its working capital over time will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory and will increase the Company’s accounts receivables. The Company does not have material commitments for capital expenditures beyond fiscal year 2004. Annual capital expenditures required to upgrade existing equipment to maintain existing production capacity are approximately $2,000. The Company anticipates that existing cash balances of $2,576, cash flow from operations, future borrowings and existing borrowing capacity of $19,460 will provide adequate liquidity for the next twelve months. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

The Company’s foreign credit facilities are generally collateralized by assets owned by subsidiaries of the Company and also carry various financial covenants. The Company’s domestic credit facility is collateralized by domestic receivables and inventory and carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s weighted average interest rate on its domestic credit facility was 4.50% as of June 30, 2004. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement.

The Company’s domestic credit facility contains a number of covenants including, among others, limitations on the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any capital stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any “change of control” of the Company or its restricted subsidiaries will constitute a default under the facility (“change of control” means (i) the sale, lease or other disposition of all or substantially all of the assets of such entity, (ii) the adoption of a plan relating to the liquidation or dissolution of such entity, (iii) any person or group becoming beneficial owner of more than 50% of the total voting power of the voting stock of such entity or (iv) a majority of the members of the board of directors of any such entity no longer being “continuing directors” where “continuing directors” means the members of the board on the date of the credit facility and members that were nominated for election or elected to the board with the affirmative vote of a majority of the “continuing directors” who were members of the board at the time of such nomination or election).

In connection with the Company’s November 2002 repurchase of $89,570 principal amount of the Company’s outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A “change of control” means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being “continuing directors” where “continuing directors” means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the “continuing directors” who were members of the Board at the time of such nomination or election. The interpretation of the phrase “all or substantially all” as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning

(Unaudited and in thousands, except share and per share data)

 under New York law (which governs the indenture) and is subject to judicial interpretation. As of June 30, 2004 and September 30, 2003, Senior Notes outstanding were $10,095.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2004 and September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
(Unaudited and in thousands, except share and per share data)

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. The Company enters into forward purchase contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and September 30, 2003, the Company had approximately $2,800 of notional value (fair value at June 30, 2004 was $2,881) and $2,845 of notional value (fair value at September 30, 2003 was $2,920), respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses.

  The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt
	US$ Equivalent		Weighted Average Interest Rate

Currency Denomination	June 30,	September 30,	June 30,	September 30,
of Indebtedness (1)	2004	2003	2004	2003

Euro	$3,617	$2,496	4.44%	4.71%
British Pounds Sterling	1,568	1,198	5.72%	5.75%
New Zealand Dollar	1,472	1,197	6.83%	7.23%
Swedish Krona	999	909	5.45%	5.45%
United States Dollar	20	-	4.50%	-
Malaysian Ringgit	19	46	7.75%	7.75%

(1) Maturity dates are expected to be less than one year.

Forward Contracts

	June 30, 2004	September 30, 2003

Receive US$/Pay Australian $:

Contract Amount	US $2,455	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6833	(US$/A$) .6624
Expected Maturity Dates	July 2004 through	October 2003 through
	September 2004	December 2003

(Unaudited and in thousands, except share and per share data)

	June 30, 2004	September 30, 2003

Receive US$/Pay New Zealand $:

Contract Amount		US $667
Average Contractual Exchange Rate	None	(US$/NZ$) .5872
Expected Maturity Dates		October 2003 through
November 2003

Receive Australian $/Pay Malaysian Ringgit:

Contract Amount	A $90	None
Average Contractual Exchange Rate	(A$/MYR) .3820
Expected Maturity Dates	July 2004

Receive Singapore $/Pay Malaysian Ringgit:

Contract Amount	SG $186	None
Average Contractual Exchange Rate	(SG$/MYR) .4522
Expected Maturity Dates	July 2004

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act, as amended), have concluded that as of June 30, 2004 the Company’s disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 5.  OTHER INFORMATION

The Company’s Board of Directors determined not to declare any dividend on its depositary shares, each representing ¼ of a share of the Company’s $6.75 convertible exchangeable preferred stock (“Preferred Stock”) for the quarter ending on June 30, 2004.  Because this resulted in the Company not declaring dividends on the shares of Preferred Stock for six consecutive quarters, on July 1, 2004, the holders of the Preferred Stock became entitled to elect two additional directors to the Company’s Board of Directors.  On July 2, 2004, the holders of a majority of the Preferred Stock elected Gregory T. Barmore and Eric O. English to serve on the Company’s Board of Directors. Mr. Barmore and Mr. English shall serve until all dividends in arrears are paid to the holders of the depositary shares, or until their successors are elected.

Effective August 9, 2004, William C. Willoughby resigned as a director of the Company to spend more time operating his own business. Mr. Willoughby's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – Reference is hereby made to the exhibit index which appears below.

The following instruments and documents are included as Exhibits to this Form 10-Q.  Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.	Exhibit

4.1*	—	Certificate of Amendment of Statement of Designations Establishing $6.75 Convertible Exchangeable Preferred Stock
10.1*	—	Second Amended and Restated ICO, Inc. 1998 Stock Option Plan
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith

(b) Reports on Form 8-K

On May 10, 2004, the Company filed a Current Report on Form 8-K reporting that it had announced its financial results for the quarter ended March 31, 2004.

On May 28, 2004, the Company filed a Current Report on Form 8-K reporting that it had provided its directors and executive officers notice restricting them from trading in the Company’s common stock during the period beginning on June 28, 2004 and continuing through the week of July 4, 2004 after having received prospective notification of suspension of trading in one of its 401(k) plans in connection with the merger of its two 401(k) plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.

(Registrant)

August 12, 2004	/s/ W. Robert Parkey, Jr.

W. Robert Parkey, Jr. President and Chief Executive Officer

/s/ Jon C. Biro

Jon C. Biro Chief Financial Officer and Treasurer

