Form 10-K
ICO INC
filed 2004-12-21
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
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
Yes__No   X

The aggregate market value of common equity held by nonaffiliates of the Registrant as of March 31, 2004 was $42,700,000.

The number of shares outstanding of the registrant's Common Stock as of December 13, 2004: Common Stock, no par value-25,425,369

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2004.

ICO, INC.

2004 FORM 10-K ANNUAL REPORT

P A R T I
(in thousands, except share and per share data)

Item 1. Business

General

ICO, Inc. and its subsidiaries ("the Company") manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with base polymer film resins to give plastic films desired characteristics, and to reduce customer’s raw material costs. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through our 17 operating facilities located in 9 countries in North America, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal years 2003 and 2002, the Company completed the sale of its oilfield services business ("Oilfield Services"). References to the "Company" include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

Manufacturing Capabilities

The Company’s manufacturing capabilities include size reduction, compounding and related services. These services are an intermediate step between the production of polymer resins and the manufacture of a wide variety of products such as toys, water tanks, paint, garbage bags, plastic film or other polymer products. The Company’s manufacturing processes are used to produce powders for sale by the Company, for toll processing services and to manufacture concentrates.

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

The Company primarily processes polyethylene. Other materials processed include polyester, polypropylene, nylon, fluorocarbons, cellulose acetates, vinyls, phenolics, polyurethane, acrylics, epoxies, and waxes.

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

(in thousands, except share and per share data)

Manufacturing concentrates is a specialized form of compounding. Bayshore Industrial, the Company’s largest concentrate manufacturing operation, is located in La Porte, Texas. Bayshore produces concentrates for the plastic film industry. The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for the injection molding industry. The Company’s concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers. These customers are typically resin producers or companies that produce plastic films. The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

Other Manufacturing Services. The Company also offers its customers ancillary polymer processing services in connection with size reduction and compounding services. These ancillary services include dry blending and mixing of plastics and other additives, granulating, packaging and warehousing.

Facilities. The Company operates seven facilities in the United States, six in Europe (located in The Netherlands, England, Italy, and France), three in Australasia (located in New Zealand, Australia and Malaysia) and one in Brazil. Almost all of these operations provide toll processing services, sell products into their markets and are able to compound materials.

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

Toll Processing Services.  Toll processing services involve processing customer-owned raw materials, rather than Company-owned raw materials. These toll processing services include size reduction, compounding and related services such as granulating and blending on a service fee basis.

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11% of the Company’s total revenues for fiscal year 2002. No single customer accounted for more than 10% of worldwide sales during fiscal year 2004 or fiscal year 2003. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed-upon fee structure.

(in thousands, except share and per share data)

The rotational molding industry is one of the Company’s most important target markets. The Company provides a significant portion of its size reduction toll processing services to customers that are either rotational molders or that supply the rotational molding industry. Additionally, many of the polymer powders manufactured by the Company are supplied to the rotational molding industry. Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding. Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft.

Other target markets include producers of automotive carpet backing, paint, waxes, and metal and fabric coatings.

The Company is also a major supplier of concentrates to the plastic film industry in North America. The concentrates manufactured by the Company are melt-blended into base resins to produce plastic film having the desired characteristics. The Company sells concentrates to both resin producers and to businesses that manufacture plastic films.

The Company provides value-added polymers processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuations in raw materials and other supplies by maintaining relatively short order cycles; however, the purchase of raw materials into inventory may expose the Company to increased risk of price fluctuations (see "Raw Materials"). The majority of the Company’s domestic size reduction service revenues have historically been carried out on a tolling basis and have not required the purchase of inventory. The Company anticipates that polymer product sales in the United States market will increase in the future and thus the Company’s investment in inventory in the United States could continue to increase.

Sales and Marketing

The Company markets its products and services through a sales force of employees. These sales people are responsible for in-depth customer contact and are required to be technically knowledgeable and have an understanding of the markets they serve.

Competition

The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support. The Company's size reduction and toll services competitors are generally smaller than the Company and have fewer locations and a more regional emphasis. The Company’s competitors in the polymer powder sales business tend to be mid-sized to large companies. Several companies also maintain significant in-house size reduction facilities for their own use. The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development. The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group. The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies. The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

(in thousands, except share and per share data)

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

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of the Oilfield Services business to Varco International, Inc. ("Varco"). Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. All proceeds from the sale have been received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See "Item 3. Legal Proceedings" for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities.

There were no other material business acquisitions or dispositions in fiscal years 2004, 2003 and 2002.

Environmental Regulation

The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of materials, some of which may be considered to be hazardous substances and wastes, and restrictions concerning the release of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company must operate and restrict emissions and discharges. Many of these laws and regulations provide for strict joint and several liabilities for the costs of cleaning up contamination resulting from releases of regulated materials, substances and wastes into the environment. Violation of these laws and regulations as well as terms and conditions of operating permits issued to the Company may result in the imposition of administrative, civil, and criminal penalties and fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations. The Company believes that future compliance by its operating businesses with existing laws and regulations will not have a material adverse effect on the Company and that future capital expenditures for environmental remediation will not be material.

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

Insurance and Risk

Except for warranties implied by law, the Company does not generally expressly warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, or if warranties are implied as a matter-of-law (notwithstanding any disclaimer of warranty), the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of specialty

(in thousands, except share and per share data)

polymers products may result in liability on account of defective products. While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See "Item 3. Legal Proceedings."

Raw Materials

The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing and a portion of its specialty polymers distribution business. These materials are subject to fluctuating availability and prices. The Company believes that these and other materials used in its operations are available from numerous sources and are available to meet its needs. In addition, the Company believes its relationships with its suppliers are good.

Patents and Licenses

The Company holds one United States patent, one United Kingdom patent, one Australia patent, one New Zealand patent, and has three patent applications pending covering the proprietary technology utilized in its polymer blending and rotational molding processing services. The Company's polymers processing operations are not materially dependent upon any patents or trademarks. The Company does not believe any single patent is essential to the overall successful operation of the Company's business. The Company believes that its patents and licenses are valid and that the duration of its existing patents is satisfactory. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce a process or system of comparable or greater quality to those covered by the Company's patents or licenses, that patents will be issued in respect to filed patent applications, that the Company’s patents will not be found to be invalid or that others will not claim that the Company’s operations infringe upon or use the intellectual property of others. In addition, issued patents may be modified or revoked by the United States Patent and Trademark Office or in legal proceedings.

In connection with the sale of substantially all of the Company’s Oilfield Services business, all U.S. and foreign patents previously owned by the Company for use in the operation of its Oilfield Services business were sold and assigned to Varco.

Employees

As of December 9, 2004, the Company employed approximately 871 full-time, part-time and temporary employees. Certain of the Company's employees working in Italy, France, The Netherlands, Sweden, New Zealand, Australia, and Brazil are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Financial Information About Geographic Areas

During the third quarter of fiscal year 2004, the Company reorganized its management structure into four geographical areas defined as ICO Americas (consisting of ICO Polymers North America and ICO Brazil), Bayshore Industrial, ICO Europe and ICO Australasia.  This reorganization modified the way information is reviewed and decisions are made by executive management.  The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Australasia, ICO Polymers North America and ICO Brazil. Financial information about the Company’s geographical segments is found in Note 22 to the Company’s Consolidated Financial Statements.

Item 2. Properties

The location and approximate acreage of the Company's operating facilities at December 9, 2004, together with an indication of the services performed at such facilities are set forth below.

Properties Owned:
Location	Services	Acres	Facility Square Footage
Bloomsbury, NJ	Size reduction	15	99,408
China, TX	Size reduction and compounding	13	108,500
East Chicago, IN	Size reduction and compounding	4	73,000
Fontana, CA	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction, compounding and technical services	8	102,500
Grand Junction, TN	Size reduction	5	127,900
La Porte, TX	Compounding	39	179,250
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	240,773
Tanagra, Greece	None - vacant land	1	-
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	113	1,196,528

Properties Leased:
Location	Services	Acres	Facility Square Footage
Houston, Texas	Corporate headquarters	N/A	16,897
Beaucaire, France	Size reduction	5	72,088
Auckland, New Zealand	Size reduction and compounding	1	24,010
Batu Pahat, Malaysia	Size reduction and compounding	1	32,400
Contagem, Brazil	Size reduction and compounding	1	23,680
London, England	Procurement administration	N/A	3,228
Melbourne, Australia	Size reduction and compounding	1	46,550
Rushden, England	None-closed	N/A	8,608
Stenungsund, Sweden	None-closed	4	42,177
Total Acreage and Square Footage Leased		13	269,638
Total Acreage and Square Footage Owned and Leased		126	1,466,166

N/A = Not applicable
The leased properties listed above have various expiration dates through 2014. The Company also leases various sales and administrative offices with various lease expiration dates through 2006. The Company is currently operating most of its facilities below full capacity which allows the Company to increase its level of volumes utilizing existing facilities. Most of the polymers facilities are operating 24 hours per day, 5 days per week.

(in thousands, except share and per share data)

Item 3. Legal Proceedings

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business ("Oilfield Services") to Varco. Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated. The Company's follow-up investigation on these claims is, however, still in process. The Company has requested additional information from Varco where appropriate.

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations, but its Consolidated Statement of Cash flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, liquidity and results of operations.

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

(in thousands, except share and per share data)

The Company acquired the Odessa, Texas coating plant prior to the 1980’s. The other three coating plants (the "BHTS plants"), including the Houston, Texas plant, were acquired by ICO as part of the acquisition of Baker Hughes Tubular Services, Inc. ("BHTS") from Baker Hughes Incorporated ("Baker Hughes") in 1992. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. Since 1989, an alternative blasting media (which is not known to produce silica dust) has been used at each of the referenced coating plants. During the years since the mid-1990’s, the Company has been named as a party in lawsuits filed on behalf of former employees of the coating plants located in Odessa and Houston who allegedly suffered from silicosis-related disease as a result of exposure to silica dust produced in the blasting process. Issues surrounding the defense of and the Company’s exposure in cases filed on behalf of employees of the former BHTS plants and the Odessa plant warrant separate analyses due to the different history of ownership of those plants. An agreement with Baker Hughes (described below) affects the Company’s defense and exposure in cases filed by former employees of the BHTS plants, but is not applicable to cases filed on behalf of former employees of the Odessa plant.

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

The Company and Baker Hughes are both presently named as defendants in a lawsuit involving two former employees who allege that they were employees of BHTS and that they suffer from silicosis-related personal injuries, styled Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the "Galvan litigation"). The Company was recently dismissed (subject to a tolling agreement, which is an agreement that would allow the plaintiff to bring the Company back into the suit on or before December 31, 2004) from a second silicosis-related personal injury lawsuit, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"), filed against Baker Hughes and the Company by a former employee of the Houston plant. Notwithstanding the Company’s dismissal from the Koskey litigation, the Company may still have exposure in that case because Baker Hughes remains a party. Recently, however, Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes. The Court has severed Koskey’s case against Baker Hughes and awarded a final judgment, effectively dismissing Baker Hughes without liability. Plaintiff recently filed a motion for new trial, requesting that the trial court reconsider its motion for summary judgment in favor of Baker Hughes.

The Company and Baker Hughes are sharing defense costs in both the Galvan and Koskey litigation pursuant to a cost sharing agreement (the "Agreement") with Baker Hughes. Pursuant to the Agreement, the Company and Baker Hughes agreed to share equally the costs of defense and any judgment or mutually agreed to settlement of occupational health claims asserted against Baker Hughes (and also against the Company, in cases where the Company is also named as a defendant) by former employees of BHTS who contend that Baker Hughes has liability. The only such "occupational health" claims that have been asserted to date have been claims by employees of the BHTS plants who allegedly suffered from silicosis-related disease. Since the Agreement was executed in 1996, two suits to which the Agreement has applied have been settled (which were disclosed in the Company’s filings for prior years, and for which the Company’s payments totaled $750). The Koskey and Galvan litigation are the only lawsuits presently pending that involve former employees of the BHTS plants.

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

(in thousands, except share and per share data)

Based on the plaintiffs’ allegations and discovery conducted to date, both the Galvan and Koskey litigation are covered by the Agreement with Baker Hughes, and therefore, the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation. Issues affecting the Company’s exposure in these cases include the defendants’ ability to effectively challenge each claimant’s silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant, successfully asserting the Company’s preclusion from liability based on the workers’ compensation bar in the Galvan case, and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

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

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties ("PRPs") under CERCLA at five sites: the French Limited site northeast of Houston, Texas, the Sheridan Disposal Services site near Hempstead, Texas, the Combe Fill South Landfill site in Morris County, New Jersey, the Gulf Nuclear Superfund sites at three locations in Texas, and Malone Service Company (MSC) Superfund site in Texas City, Texas.

Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company’s remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill, the Gulf Nuclear Superfund sites, and the MSC Superfund site will not be significant. Based on the Company’s current understanding of the remedial status of each of these sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, or cash flow.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

Item 4. Submission of Matters to a Vote of Security Holders

None.

P A R T   I I
(in thousands, except share and per share data)

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 427 shareholders of record of the Company’s common stock at November 30, 2004.

The Company has not declared or paid common stock dividends during 2004, 2003, and 2002, respectively. The Company currently has no plans to declare a common stock dividend.

The Company’s domestic credit facility with Congress Financial Corporation (Southwest) restricts the Company’s ability to pay dividends on common stock. The terms of the domestic credit facility do allow the Company to pay common stock dividends if the Company has not less than $3,000 of excess availability under the credit facility on each of the immediately preceding ten consecutive days of the payment of any such dividend and the Company is not then in default under the credit facility (see Item 7- "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 10 to the Company’s Consolidated Financial Statements).

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Company’s $6.75 Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through September 30, 2004 aggregated $3,808. After the Company failed to declare and pay a dividend on the Preferred Stock for six consecutive quarters through June 30, 2004, the holders of the Preferred Stock elected two additional directors to the Company’s Board of Directors in the fourth quarter of fiscal 2004. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Stock Market.

Fiscal Year		High	Low

2004	First Quarter	$1.37	$0.65
	Second Quarter	$2.87	$1.45
	Third Quarter	$2.71	$1.71
	Fourth Quarter	$3.05	$1.88

2003	First Quarter	$1.80	$1.01
	Second Quarter	$1.39	$0.96
	Third Quarter	$1.51	$0.80
	Fourth Quarter	$1.22	$0.83

Item 6. Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except for share data)
Statement of Operations Data:
Revenues	$257,525	$206,614	$181,472	$196,837	$220,130
Costs of sale and services	209,671	172,692	147,345	163,373	175,372
Gross profit	47,854	33,922	34,127	33,464	44,758
Selling, general and administrative expenses	33,788	34,363	29,824	31,847	28,567
Depreciation and amortization	7,996	9,356	10,240	10,397	10,770
Impairment, restructuring and other costs	854	12,814	3,168	14,512	426
Operating income (loss)	5,216	(22,611)	(9,105)	(23,292)	4,995
Interest expense, net	(2,663)	(3,489)	(12,831)	(12,447)	(11,870)
Other income (expense)	(35)	493	1,492	(717)	(194)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,518	(25,607)	(20,444)	(36,456)	(7,069)
Benefit for income taxes	(1,370)	(4,752)	(4,176)	(10,943)	(1,199)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,888	(20,855)	(16,268)	(25,513)	(5,870)
Income (loss) from discontinued operations, net of income taxes	(3,631)	(374)	44,214	12,076	8,371
Income (loss) before cumulative effect of change in accounting principle	257	(21,229)	27,946	(13,437)	2,501
Cumulative effect of change in accounting principle	-	(28,863)	-	-	-
Net income (loss)	$ 257	$ (50,092)	$ 27,946	$ (13,437)	$ 2,501
Preferred dividends	-	(544)	(2,176)	(2,176)	(2,176)
Net income (loss) applicable to Common Stock	$ 257	$ (50,636)	$ 25,770	$ (15,613)	$ 325

Earnings (Loss) Per Share: Basic
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.15	$(.86)	$(.77)	$(1.22)	$ (.36)
Earnings (loss) from discontinued operations	(.14)	(.02)	1.84	.53	.37
Earnings (loss) before cumulative effect of change in accounting principle	.01	(.88)	1.07	(.69)	.01
Cumulative effect of change in accounting principle	-	(1.16)	-	-	-
Earnings (loss) per common share	$.01	$(2.04)	$1.07	$(.69)	$ .01

Earnings (Loss) Per Share: Diluted
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.14	$(.86)	$(.77)	$(1.22)	$ (.36)
Earnings (loss) from discontinued operations	(.13)	(.02)	1.84	.53	.37
Earnings (loss) before cumulative effect of change in accounting principle	.01	(.88)	1.07	(.69)	.01
Cumulative effect of change in accounting principle	-	(1.16)	-	-	-
Earnings (loss) per common share	$.01	$(2.04)	$1.07	$(.69)	$ .01
Weighted average shares outstanding (basic)	25,276,000	24,873,000	24,020,000	22,741,000	22,407,000
Weighted average shares outstanding (diluted)	28,863,600	24,873,000	24,020,000	22,741,000	22,407,000

(in thousands, except share and per share data)

	Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
Other Financial Data:
Capital expenditures	$4,725	$8,925	$10,159	$5,915	$8,460
Cash provided by (used for) operating activities (1)	3,385	(14,821)	3,005	5,875	8,889
Cash provided by (used for) investing activities (1)	(4,275)	(4,621)	106,755	(9,787)	(10,847)
Cash provided by (used for) financing activities (1)	$(1,442)	$(106,124)	$(12,570)	$(3,383)	$3,893

Balance Sheet Data:
Cash and equivalents	$1,931	$4,114	$129,072	$31,642	$38,955
Working capital (2)	34,209	32,725	145,939	107,073	120,707
Property, plant and equipment, net	52,198	54,639	62,607	61,979	65,596
Total assets	158,470	145,261	304,681	280,944	300,019
Long-term debt, net of current portion	19,700	23,378	128,877	134,191	135,534
Shareholders’ equity	$70,941	$67,329	$111,489	$79,779	$95,272

(1)	These amounts include both continuing and discontinued operations.
(2)	Working capital (current assets less current liabilities) and total assets include Oilfield Services assets which are classified as current assets held for sale in the amount of $0; $0; $2,783; $78,092; and $75,493; respectively. Working capital also includes total Oilfield Services liabilities held for sale and retained in the amount of $1,557, $2,476; $6,629; $17,840; and $18,288; respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company’s revenues are primarily derived from (1) product sales and (2) toll services in the polymers processing industry. Product sales entail the Company purchasing resin (primarily polyethylene) and other raw materials which are further processed within the Company’s operating facilities. The further processing of the material may involve size reduction services and/or compounding services. Compounding services include the manufacture and sale of concentrates. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastics films and other finished products desired physical properties. After processing, the Company sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material.

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. "Tolling" refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Cost of sales and services is primarily comprised of purchased raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits paid to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and accounting professional fees.

(in thousands, except share and per share data)

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. During fiscal 2004, the Company’s sales volumes (defined as the combination of product sales and toll processing sales) were stronger than the volumes sold in the previous two fiscal years. The Company believes this is primarily caused by an increase in customer demand due to improving worldwide economies, the fact that resin prices were rising during fiscal year 2004, and successful sales and marketing efforts.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a self-insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being self-insured in the United States prior to fiscal year 2004 (with stop loss insurance coverage limiting the Company’s expense to $300 per claim). Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

Revenue and Related Cost Recognition- The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

▪	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.
▪	Delivery has occurred or services have been rendered: For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer. For service revenue, revenue recognition occurs upon the completion of service.
▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.
▪	Collectibility is reasonably assured: The Company has a customer credit policy to ensure collectibility is reasonably assured.

(in thousands, except share and per share data)

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

Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to all employee awards granted or modified after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to five years. The Company expenses the fair value of stock option grants that vest over a vesting period over the applicable vesting period.

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	2004	2003
Cash and cash equivalents	$1,931	$ 4,114
Working capital	34,209	32,725

Cash and cash equivalents decreased $2,183 and working capital increased $1,484 during fiscal 2004 due to the factors described below.

For the year ended September 30, 2004, the Company generated $4,816 from operating activities by continuing operations. During fiscal 2003, the Company used $(7,170) for operating activities by continuing operations. This improvement occurred primarily due to higher net income from continuing operations before cumulative effect of change in accounting principle, lower interest payments caused by the early repayment of $104,480 of the Company’s 10 3/8% Senior Notes in fiscal 2003 and a larger increase in accounts payable. These improvements were offset by a larger increase in inventory and an increase in accounts receivable compared to a decrease in accounts receivable in the prior year which decreased cash provided by operating activities. Trade accounts receivable increased $11,824 or 29% due primarily to the increase in revenues. The Company increased its inventory by $8,124 or 34% primarily due to an increase in inventory quantities and average prices. Accounts payable increased $9,736 or 44% during fiscal 2004 due primarily to increases in the value of inventory purchases.

(in thousands, except share and per share data)

Cash used for operating activities by discontinued operations for the twelve months ended September 30, 2004 decreased to cash used of $1,431 compared to cash used of $7,651 for the year ended September 30, 2003. This decrease was primarily due to the Company’s domestic income tax payment made in fiscal year 2003 due to the gain recorded on the disposition of the Oilfield Services business. The cash used of $1,431 for the year ended September 30, 2004 was related to payments of Oilfield Services liabilities retained and expenses incurred related to discontinued operations.

The $5,000 reserve recorded in the third quarter of fiscal 2004 related to discontinued operations was a non-cash item which did not have an impact on the Company’s Consolidated Statement of Cash Flows, but did decrease working capital. The $5,000 charge related to the escrowed sales proceeds which was deemed to be a doubtful receivable during the third quarter of fiscal 2004 (see "Item 3. "Legal Proceedings").

Capital expenditures totaled $4,725 during the year ended September 30, 2004 and were related primarily to expanding and upgrading the Company’s production capacity. Approximately 34% of the $4,725 of capital expenditures was spent in the Company’s Australian subsidiary to expand production capacity. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund fiscal 2005 capital expenditure requirements.

Cash used for financing activities during fiscal 2004 was cash used of $(1,442) compared to cash used of $(106,124) during the twelve months ended September 30, 2003. The change was primarily the result of decreased debt repayments due to the retirement of $104,480 of the 10 3/8% Senior Notes during the three months ended December 31, 2002. The Company retired the 10 3/8% Senior Notes in order to lower the Company’s interest expense and debt obligations using the proceeds from the disposition of its Oilfield Services business.

The Company anticipates that the existing cash balance as of September 30, 2004 of $1,931, additional borrowing capacity of approximately $22,370 under various foreign and domestic credit arrangements, and potential borrowing capacity under potentially new credit facilities will provide adequate liquidity for fiscal 2005. The Company expects to have adequate liquidity in fiscal year 2005 to pay for capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2004 are shown in the table below:

	Total	2005	2006	2007	2008	2009	Thereafter
Contractual Obligations:
Long-term debt	$22,700	$3,607	$4,118	$11,783	$1,544	$1,197	$451
Capital leases	775	168	179	190	203	35	- ;
Operating leases	7,585	2,037	1,775	1,307	816	706	944
Total contractual obligations	31,060	5,812	6,072	13,280	2,563	1,938	1,395

Commercial Commitments:
Credit facilities	8,878	8,878	-	-	- ;	- ;	- ;

Total Contractual Obligations
and Commercial Commitments	$39,938	$14,690	$6,072	$13,280	$2,563	$1,938	$1,395

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $22,370 and $16,360 at September 30, 2004 and 2003, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheet, totaled $8,878 and $5,846 at September 30, 2004 and 2003, respectively.

The Company has a domestic credit facility maturing April 8, 2008 collateralized by domestic receivables and inventory with a maximum borrowing capacity of $15,000 which carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2 ¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $415 and $0 of outstanding borrowings under the domestic credit facility as of September 30, 2004 and 2003, respectively. The amount of available

(in thousands, except share and per share data)

borrowings under the domestic credit facility was $11,521 and $8,561 based on current levels of accounts receivables, inventory and outstanding letters of credit as of September 30, 2004 and 2003, respectively.

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

The Company has 17 different foreign credit facilities in 9 foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,463 and $5,846 of outstanding borrowings under these foreign credit facilities as of September 30, 2004 and 2003, respectively. The amount of available borrowings under the foreign credit facilities was $10,849 and $7,799 based on current levels of accounts receivables and outstanding letters of credit as of September 30, 2004 and 2003, respectively.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2004 and 2003 was 5.6% and 5.5%, respectively.

Upon the sale of the Oilfield Services business in September 2002, the Company used a majority of the sales proceeds to retire $104,480 of 10 3/8% Senior Notes during the three months ended December 31, 2002 in order to lower the Company’s interest expense and debt obligations. In addition, the Company expects that its working capital over time will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory and will increase the Company’s accounts receivables and inventory. The Company expects to spend approximately $9,000 for capital expenditures in fiscal year 2005. Annual capital expenditures required to upgrade existing equipment and to maintain existing production capacity are approximately $2,500 to $3,000. The Company anticipates that existing cash balances of $1,931, cash flow from operations, future borrowings and existing credit availability of approximately $22,370 will provide adequate liquidity for the next twelve months. There can, however, be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

In connection with the Company’s November 2002 repurchase of $89,570 principal amount of the Company’s outstanding Senior Notes, the terms of the Senior Notes indenture were amended significantly. The amended Senior Notes indenture contains a number of covenants including: restrictions on the sale of assets of the Company in excess of $150,000 and a change of control provision that requires the Company to repurchase all of the Senior Notes at a repurchase price in cash equal to 101% of the principal amount of the Senior Notes upon the occurrence of a change of control. A "change of control" means (i) the sale, lease or other disposition of all or substantially all of the assets of the Company and its restricted subsidiaries, (ii) the adoption of a plan relating to the liquidation or dissolution of the Company, (iii) any person or group becoming the beneficial owner of more than 50% of the total voting power of the voting stock of the Company or (iv) a majority of the members of the Board of Directors no longer being "continuing directors" where "continuing directors" means the members of the Board of Directors on the date of the indenture and members that were nominated for election or elected to the Board of Directors with the affirmative vote of a majority of the "continuing directors" who were members of the Board at the time of such nomination or election. The interpretation of the phrase "all or substantially all" as used in the Senior Notes indenture varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under New York law (which governs the indenture) and is subject to judicial interpretation. As of September 30, 2004 and September 30, 2003, Senior Notes outstanding were $10,095.

(in thousands, except share and per share data)

Results of Operations

The following discussion regarding the Company’s financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Year Ended September 30, 2004 Compared to the Year Ended September 30, 2003

	Summary Financial Information
	Fiscal Year Ended September 30,
	2004	2003	Change
Sales revenue	$221,700	$174,537	$47,163
Service revenue	35,825	32,077	3,748
Total revenues	257,525	206,614	50,911
SG&A (1)	33,788	34,363	(575)
Operating income (loss)	5,216	(22,611)	27,827
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	3,888	(20,855)	24,743
Net income (loss)	$257	$(50,092)	$50,349

Volumes (2)	306,000	273,000	33,000
Gross margin (3)	18.6%	16.4%	2.2%
SG&A as a percentage of revenue	13.1%	16.6%	(3.5%)
Operating income (loss) as a percentage of revenue	2.0%	(10.9%)	12.9%

(1) "SG&A" is defined as selling, general and administrative expense (including stock option compensation expense).
(2) "Volumes" refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $50,911 or 25% to $257,525 during fiscal year 2004.

The components of the $50,911 and 25% increase in revenues are:

	Increase in Revenue
	%	$
Volume	15%	$31,000
Price/product mix (1)	1%	2,611
Translation effect (2)	9%	17,300
Total change in revenue	25%	$50,911

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the US Dollar.

Higher volumes increased revenue $31,000, excluding the impact of foreign currencies, during fiscal year 2004 primarily due to an increase in customer demand and to a lesser extent due to increased market share. The increase in volumes was most notable for our Bayshore Industrial segment which accounted for 66% of the Company’s total volume increase. The translation effect of stronger foreign currencies relative to the US Dollar increased revenues by $17,300 during fiscal year 2004. Changes in prices and product mix led to a $2,611 increase in revenues during fiscal year 2004. This increase in revenues was caused by higher resin prices which generally leads to higher average selling prices, offset by a change in product mix at Bayshore Industrial which had the effect of lowering revenues.

(in thousands, except share and per share data)

Revenues by segment for the year ended September 30, 2004 compared to the year ended September 30, 2003

	Fiscal Year Ended September 30,
	2004	% of Total	2003	% of Total	Change	%
ICO Europe	$112,554	44	$89,717	43	$22,837	25
Bayshore Industrial	60,285	23	48,873	24	11,412	23
ICO Australasia	40,640	16	32,443	16	8,197	25
ICO Polymers North America	36,773	14	31,527	15	5,246	17
ICO Brazil	7,273	3	4,054	2	3,219	79
Total	$257,525	100	$206,614	100	$50,911	25

ICO Europe’s revenues increased $22,837 caused by the translation effect of stronger European currencies compared to the US Dollar of $12,000 and an increase of $6,900 due to an increase in product sales volumes. The increase in volumes sold was caused by both an increase in market share and an increase in customer demand.

Bayshore Industrial’s revenues increased $11,412 due to an increase in volumes sold of 34% (a $16,612 positive impact on revenues) offset by a decline of $5,200 due to a change in the sales mix of finished products sold. Volumes increased due to an increase in current customer demand and to a lesser extent an increase in market share.

ICO Australasia’s revenues increased $8,197 primarily due to stronger Australian and New Zealand currencies compared to the US Dollar which increased revenues by $5,000. The majority of the remaining change was caused by an increase in average selling prices due to an increase in the cost of polyethylene based raw materials and an increase in toll service volumes due to growth in market share.

ICO Brazil’s revenues increased $3,219 during fiscal 2004 due to the growth in volumes due to an increase in market share within the rotational molding industry. ICO Brazil began operations in late fiscal 2002.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 18.6% in fiscal year 2004 compared to 16.4% during fiscal year 2003. Gross margins improved due to the increase in volumes sold of 12% during fiscal year 2004 and the cost reductions in late fiscal 2003. The Company gains operating leverage when volumes increase because costs of good sold expenses such as labor, electricity and plant expenses increase in a lower proportion relative to increases in volume. Cost reductions from the cost reduction program implemented in the fourth quarter of fiscal 2003 benefited gross profit by approximately $900. A decline of $688 in inventory reserve expense also contributed to the improvements.

    Consolidated gross margins improved primarily due to the Company’s European, Brazilian and Bayshore Industrial operations. ICO Europe operating results improved significantly versus last year due to prior year cost reductions and an increase in customer demand. Bayshore Industrial also experienced a significant improvement in gross margin due to improved operating leverage. ICO Brazil’s gross profit improved due to growth in market share and improved feedstock markup per metric ton ("MT") sold (feedstock margin is equal to product sales revenues less raw material cost) due to better pricing management.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense of $679 in fiscal 2004 and $111 in fiscal 2003) ("SG&A") declined $575 or 2% during 2004. The decline was due to the cost reduction program implemented in the fourth quarter of fiscal 2003 (impact of approximately $4,000), primarily in the form of headcount reductions, offset by the impact of stronger foreign currencies (increased SG&A $1,800), an increase in profit sharing expense of $1,100 and an increase in stock option expense of $568. As a percentage of revenue, SG&A declined to 13.1% compared to 16.6% primarily due to the increase in revenues while SG&A expenses declined.

Depreciation and Amortization. Depreciation and amortization declined $1,360 or 15% due to the fixed asset impairment recorded in the fourth quarter of fiscal year 2003.

(in thousands, except share and per share data)

Impairment, restructuring and other costs.
	Fiscal Year Ended September 30,
	2004	2003
Severance	$418	$1,054
Impairment of fixed assets	-	11,796
Other	436	(36)
Total impairment, restructuring and other costs	$854	$12,814

The Company closed its Swedish manufacturing operation during the fourth quarter of fiscal 2004. In connection with this closure, the Company recognized $639 of costs associated with the closure of the operation during the fourth quarter of fiscal 2004 related to severance, contract termination expenses and other related costs. In addition, the Company incurred net severance costs of $160 during fiscal 2004 related to the termination of certain employees in North America and Europe. The Company also incurred $55 of other costs associated with the closure during the fourth quarter of fiscal 2004 of a rotational mold fabrication business in the UK.

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and the United States. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed any further with the development of its custom inventory and sales order processing software system and recorded an impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations. The remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

Operating income (loss). Consolidated operating income (loss) improved from a loss of $(22,611) to income of $5,216 during fiscal year 2004. The increase was primarily due to the increase in gross profit caused by higher revenues and higher gross margins, lower impairment, restructuring and other costs and lower depreciation expense.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2004 compared to the year ended September 30, 2003

Operating income (loss)	Fiscal Year Ended September 30,
	2004	2003	Change
ICO Europe	$2,400	$(9,327)	$11,727
Bayshore Industrial	5,511	1,972	3,539
ICO Australasia	3,999	3,084	915
ICO Polymers North America	1,444	(8,063)	9,507
ICO Brazil	118	(701)	819
Subtotal	13,472	(13,035)	26,507
General Corporate Expense	(8,256)	(9,576)	1,320
Consolidated	$5,216	$(22,611)	$27,827

(in thousands, except share and per share data)

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2004	2003	Increase
ICO Europe	2%	(10%)	12%
Bayshore Industrial	9%	4%	5%
ICO Australasia	10%	10%	0%
ICO Polymers North America	4%	(26%)	30%
ICO Brazil	2%	(17%)	19%
Consolidated	2%	(11%)	13%

ICO Europe’s operating income (loss) improved from a loss of $(9,327) to income of $2,400. The significant improvement was caused by lower impairment, restructuring and other costs, the growth in volumes and the benefits of operating leverage. Impairment, restructuring and other costs decreased $4,839 due to the fixed asset impairments in fiscal year 2003 compared to the lower costs associated with the fiscal 2004 closure of the Company’s plant in Sweden.

Bayshore Industrial’s operating income improved from income of $1,972 to income of $5,511 caused by the growth in sales volume which caused gross margins and operating profits to improve.

ICO Australasia’s profitability improved due to growth in toll service volumes year-over-year and a modest improvement in feedstock margins.

ICO Polymers North America’s operating income (loss) improved $9,507 to income of $1,444 from a loss of $(8,063). A decline of $5,933 in impairment, restructuring and other costs was a major reason for the increase. Additionally, this improvement was the result of improvement in the performance of one of the segment’s operating facilities. This operation improved due to the cost reduction program implemented in late fiscal year 2003 as well as an increase in product sales volumes.

ICO Brazil’s operating income (loss) improved from a loss of $(701) to income of $118 due to the operating leverage gained from the growth in volumes and improved feedstock markup per MT. ICO Brazil began operations in late fiscal 2002.

Net Interest Expense. Net interest expense for the year ended September 30, 2004 decreased $826 or 24% compared to fiscal 2003 due to the repurchase of $104,480 of the 10 3/8% Series B Senior Notes during the first quarter of fiscal 2003.

Income Taxes. The Company’s effective income tax rate for continuing operations was a benefit of 54% during fiscal 2004, respectively, compared to a benefit of 19% during fiscal 2003. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during the year, the Company generated taxable income in certain European subsidiaries that enabled those subsidiaries to utilize tax assets that were previously reserved of $2,100.

The Company has a current year domestic net operating loss for tax purposes of approximately $12,759. This loss will be carried back to the 2002 fiscal year generating a tax refund of approximately $3,069. The $3,069 receivable is included in Prepaid and other current assets in the Consolidated Balance Sheet.

Income (loss) from continuing operations before cumulative effect of change in accounting principle. Income (loss) from continuing operations before cumulative effect of change in accounting principle improved to income of $3,888 for fiscal year 2004 compared to a loss of $(20,855) in 2003 due to the factors discussed above.

Loss From Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes increased $3,257 to a loss of $3,631 during fiscal 2004. The increase is primarily due to a $5,000 reserve during the third quarter of fiscal 2004 placed against the receivable of escrowed sales proceeds relating to the sale of the Company’s Oilfield Services business to Varco International, Inc. ("Varco"). The Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. See Item 3 - "Legal Proceedings" for further discussion surrounding the $5,000. The $5,000 reserve was recorded to gain (loss) on disposition of Oilfield Services business as the gain recorded from the sale in fiscal 2002 included this receivable.

(in thousands, except share and per share data)

    The loss from discontinued operations of $374 during 2003 was primarily due to the tax expense recorded in fiscal year 2003 related to the 2002 Oilfield Services sale following the preparation and filing of the U.S. tax return in June 2003 and other expenses incurred related to discontinued operations. These expenses were partially offset by $582 of pre-tax gain on the post-closing working capital adjustment related to the Oilfield services sale to Varco, the income from the remaining oilfield services operation sold in July 2003, and the $600 pre-tax gain recorded on the sale of the remaining Oilfield Services business sold in fiscal year 2003.

Cumulative Effect of Change in Accounting Principle. Effective October 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. (See Note 5- "Cumulative Effect of Change of Accounting Principle" for further information on this charge).

Net Income (Loss). Net Income (loss) improved from a loss of $(50,092) during fiscal year 2003 to income of $257 during fiscal year 2004.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2004 and 2003.

Net revenues	$17,300
Operating income (loss)	900
Pre-tax income (loss)	660
Net income (loss)	450

(in thousands, except share and per share data)

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

	Summary Financial Information
	Fiscal Year Ended September 30,
	2003	2002	Change
Sales revenue	$174,537	$146,138	$28,399
Service revenue	32,077	35,334	(3,257)
Total revenues	206,614	181,472	25,142
SG&A (1)	34,363	29,824	4,539
Operating loss	(22,611)	(9,105)	(13,506)
Loss from continuing operations before cumulative effect of change in accounting principle	(20,855)	(16,268)	(4,587)
Net income (loss)	$(50,092)	$27,946	$(78,038)

Volumes (2)	273,000	300,000	(27,000)
Gross margin (3)	16.4%	18.8%	(2.4%)
SG&A as a percentage of revenue	16.6%	16.4%	.2%
Operating loss as a percentage of revenues	(10.9%)	(5.0%)	(5.9%)

(1) "SG&A" is defined as selling, general and administrative expense (including stock option compensation expense).
(2) "Volumes" refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $25,142 or 14% to $206,614 during fiscal 2003.

The components of the $25,142 and 14% increase in revenues are:

	Increase in Revenue
	%	$
Volume	8%	$13,600
Price/product mix (1)	(3%)	(5,044)
Translation effect (2)	9%	16,586
Total change in revenue	14%	$25,142

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the US Dollar.

(in thousands, except share and per share data)

Although total volumes declined, revenues were positively impacted by $13,600 due to an increase in product sales volumes of 10% which increased revenues $21,900, but was offset by a decline in toll service volumes of 27%. Product sales volumes increased particularly in the Company’s rotational molding products. Toll service volumes declined due to reduced customer demand, including the loss of some toll processing customers. The translation effect of stronger foreign currencies relative to the US Dollar increased revenues by $16,586 during fiscal 2003. Changes in the prices and mix of product sales led to a $5,044 decrease in revenue during fiscal year 2003 caused primarily by a change in product mix at Bayshore Industrial.

A comparison of revenues by segment and discussion of the significant segment changes is below.

Revenues by segment for the year ended September 30, 2003 compared to the year ended
September 30, 2002
	Fiscal Year Ended September 30,
	2003	% of Total	2002	% of Total	Change	%
ICO Europe	$89,717	43	$77,906	43	$11,811	15
Bayshore Industrial	48,873	24	55,440	30	(6,567)	(12)
ICO Australasia	32,443	16	22,770	13	9,673	42
ICO Polymers North America	31,527	15	25,265	14	6,262	25
ICO Brazil	4,054	2	91	-	3,963	>100
Total	$206,614	100	$181,472	100	$25,142	14%

ICO Europe’s revenues increased $11,811 or 15% caused by the translation effect of stronger European currencies compared to the US Dollar which increased revenues $12,323. An increase in product sales volumes increased revenues by $5,900, but was offset by decline in toll service volumes which decreased revenues by $4,900.

Bayshore Industrial’s revenues decreased $6,567 or 12% due to a decrease in volumes sold which reduced revenue by $2,500 and a decline of $4,067 due to a change in the mix of finished products sold. Volumes decreased due to a decline in customer demand and to a lesser extent a decline in market share.

ICO Australasia’s revenues increased $9,673 or 42% primarily due to stronger Australian and New Zealand currencies compared to the US Dollar which increased revenues by $4,263. The majority of the remaining change was caused by an increase in volumes due to growth in market share.

ICO Brazil’s revenues increased $3,963 as the Company started operating in Brazil in late fiscal 2002.

Gross Margins. Gross margins (calculated as the difference between revenues and costs of sales and services, divided by revenues) decreased to 16.4% in fiscal 2003, compared to 18.8% in fiscal 2002. The gross margin decrease was the result of a change in revenue mix resulting from an increase in product sales combined with a decline in toll processing volumes. Service revenues generally provide higher profit margins because, unlike product sales, the Company does not purchase raw materials for these sales. The change in revenue mix was most significant within the Company's European and North American operations. Higher average resin costs contributed to the decline in gross margins as did weak operating performance of the Company's Italian, Swedish and certain ICO Polymers North America business units. Strong results generated by the Company's Australasian operations partially offset the adverse impact of the factors discussed above. The Company recorded an inventory obsolescence reserve of $1,235 during fiscal 2003 which also contributed to the gross margin decline.

Selling, general and administrative. Selling, general and administrative expenses increased to $34,363 in fiscal 2003, compared to $29,824 in fiscal 2002, an increase of $4,539 or 15%. The increase was due to the strengthening of the Euro and other foreign currencies relative to the U.S. Dollar (approximately $2,000), an increase in sales and marketing payroll and related costs (approximately $1,700) relating to the Company's effort to increase product sales revenues, an increase in compensation expenses due to an increase in the number of Corporate office employees prior to the fourth quarter cost reductions and an increase in expenses incurred by the Company’s Brazilian operations (approximately $400) which began production in September 2002. The Company incurred lower proxy contest expenses in fiscal year 2003 than in fiscal 2002, due to the Company's 2002 payment to Travis Street Partners ("TSP") of 528,834 shares of common stock with a value of $746, representing reimbursement of expenses incurred by TSP in connection with TSP's successful proxy contest in 2001. As a percentage of revenues, selling, general and administrative expenses increased slightly to 16.6% of revenues in fiscal 2003, from 16.4% in fiscal 2002.

(in thousands, except share and per share data)

The Company implemented annualized cost reductions of approximately $6,500 as part of its cost reduction program in the fourth quarter of fiscal 2003 including cost reductions of $5,400 made to selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses declined to $9,356 during fiscal 2003 from $10,240 during fiscal 2002, a decrease of $884 or 9%. The decline was the result of the Company’s cessation of goodwill amortization as a result of the adoption of SFAS 142 (See Item 7 - "Critical Accounting Policies").

Impairment, Restructuring and Other Costs

	Years Ended September 30,
	2003	2002
Severance	$ 1,054	$ 437
Impairmnt of fixed assets	11,796	2,731
Other	(36)	-
Total impairment, restructuring and other costs	$12,814	$3,168

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and the United States. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed any further with the development of its custom inventory/sales order processing software system and recorded an impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations and the remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

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

(in thousands, except share and per share data)

Operating income (loss). Operating loss increased from a loss of $9,105 in fiscal 2002 to a loss of $22,611 in fiscal 2003. The increased loss was primarily due to the increase in impairment, restructuring and other costs and higher selling, general and administrative expenses.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2003 compared to the year ended September 30, 2002

Operating income (loss)	Fiscal Year Ended September 30,
	2003	2002	Change
ICO Europe	$(9,327)	$(2,151)	$(7,176)
Bayshore Industrial	1,972	2,034	(62)
ICO Australasia	3,084	1,836	1,248
ICO Polymers North America	(8,063)	(1,431)	(6,632)
ICO Brazil	(701)	(433)	(268)
Subtotal	(13,035)	(145)	(12,890)
General Corporate Expense	(9,576)	(8,960)	(616)
Consolidated	$(22,611)	$(9,105)	$(13,506)

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2003	2002	Increase/ (Decrease)
ICO Europe	(10%)	(3%)	(7%)
Bayshore Industrial	4%	4%	-
ICO Australasia	10%	8%	2%
ICO Polymers North America	(26%)	(6%)	(20%)
ICO Brazil	(17%)	>(100%)	>100%
Consolidated	(11%)	(5%)	(6%)

ICO Europe’s operating loss increased $7,176. The increase was caused by higher impairment, restructuring and other costs of $2,965 and lower volumes sold and the resultant impact of decremental operating leverage.

ICO Polymers North America’s operating loss increased $6,632. This was primarily the result of the impairment, restructuring and other costs of $6,033 recognized in 2003 primarily relating to fixed asset impairments.

Net Interest Expense. Net interest expense decreased to $3,489 in fiscal 2003 from $12,831 in fiscal 2002, a decrease of $9,342 or 73%. This decrease was due to the Company’s repurchase in the first quarter of fiscal 2003 of $104,480 of 10 3/8% Senior Notes due 2007.

Income Taxes. The Company’s effective tax rate was a tax benefit of 18.6% during fiscal 2003, compared to a tax benefit of 20.4% during fiscal 2002. The change was due to the relation between pre-tax loss to non-deductible items and other permanent differences, valuation allowances and the mix of pre-tax loss generated by the Company’s operations in various taxing jurisdictions. During fiscal 2003, the Company recorded a valuation allowance of $398 for the Company’s Brazilian subsidiary, $1,300 for the Company’s Swedish subsidiary and an additional valuation of $1,870 for the Company’s Italian subsidiary against their net deferred tax asset balance. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

The Company had a prior year domestic net operating loss for tax purposes of approximately $7,832. This loss was carried back to the 2002 fiscal year generating a tax refund of approximately $2,741. The $2,741 receivable was included in Prepaid and Other Current assets in the consolidated balance sheet at September 30, 2003. The refund was received in July of 2004.

(in thousands, except share and per share data)

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

	Years Ended September 30,
	2003	2002
Revenues	$5,062	$111,290
Operating income (loss)	(301)	3,385

Income (loss) from discontinued operations before gain (loss) on disposition of
Oilfield Services business, net of income taxes	(191)	1,934
Gain (loss) on disposition of Oilfield Services business, net of income taxes	(183)	42,280
Income (loss) from discontinued operations, net of income taxes	$(374)	$44,214

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

Off-Balance Sheet Arrangements

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2004 and 2003.

Forward-Looking Statements and Risk Factors

The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future capital expenditures, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, demand for the Company’s products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as "anticipate," "believe," "estimate," "intend," "expect," "plan" and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company’s financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company’s products and services and those described below and elsewhere in this document and those described in the Company’s other filings with the SEC.

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

(in thousands, except share and per share data)

The Company’s indebtedness subjects it to restrictive covenants and may limit its ability to borrow additional funds and efficiently operate the business.

The indebtedness represented by the Senior Notes due in 2007 has several important implications for the Company, including, but not limited to, the following: (i) a portion of the Company’s cash flow from operations must be dedicated to service the Company’s indebtedness and will not be available for other purposes, (ii) the Company’s ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions or for other purposes may be restricted, (iii) the indenture relating to the Senior Notes contains, and future agreements relating to the Company’s indebtedness may contain, certain restrictive covenants, including, among other things, limitations on the ability of the Company to merge or consolidate with another entity (failure to comply with these provisions may result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company), and (iv) the ability of the Company to satisfy its obligations pursuant to such indebtedness will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and management, financial, business, regulatory and other factors affecting the business and operations of the Company, some of which are not in the Company’s control. To the extent that the Company is unable to repay the principal amount of the Notes out of cash on hand, it may (i) seek to repay the Notes with the proceeds of an equity offering, (ii) seek refinancing, or (iii) sell significant assets. There can be no assurance that any of the foregoing alternatives will be available to the Company at all or on terms that are favorable to the Company. If the Company cannot satisfy its obligations related to such indebtedness, substantially all of the Company’s long-term debt could be in default and could be declared immediately due and payable which would have a material adverse effect on the Company.

Changes in the cost and availability of polymers could adversely affect the Company.

Polymers (i.e., resins) are a key ingredient of the Company’s products, and changes in the cost and availability of resins (generally produced by the major chemical companies) is outside of the Company’s control. If resin costs increase, whether because of higher oil and gas prices or because of unavailability, the Company may be forced to increase the prices at which it sells its products to our customers. An increase in our prices may result in a decrease in customer demand for our products and could have a material adverse effect on the Company’s results of operations. On the other hand, a perception that resin costs will be decreasing in the near future may, in the short term, result in a decrease in customer demand for our products as customers wait for lower resin prices to be reflected in the price of our products, which could also have a material adverse effect on the Company’s results of operations.

Changes in economic activity could adversely affect the Company.

The Company’s business cycles are affected by changes in the level of economic activity in the various regions in which the Company operates. The Company’s business cycles are generally volatile and relatively unpredictable. In addition, the Company is affected by cycles in the petroleum and oil and gas industries. The length of these business cycles are outside of the Company’s control, although they can have a material adverse effect on the Company’s results of operations.

The Company’s success is partly dependent upon the Company’s ability to develop superior proprietary technology, know-how and trade secrets.

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

(in thousands, except share and per share data)

International events may hurt the Company’s operations.

A majority of the Company’s current operations is conducted in international markets, particularly the Company’s European, South American and Australasian Region specialty polymers processing services business. The Company expects to continue to seek to expand its international operations, primarily through internal growth. The Company’s international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

The Company has experienced significant losses in the recent past, and may not be profitable in the future, which could result in a decline in the value of its common stock and a loss of your investment.

The Company sustained net losses of $(50,092) and $(13,437) for the fiscal years ended September 30, 2003, and 2001, respectively. The Company’s 2003 operating loss of $(22,611) was the fourth operating loss it has suffered in the last five years. Although the Company incurred a small gain during fiscal year 2004, the Company cannot guarantee that it will continue to achieve profitability in the future.

Due to the Company’s lack of asset diversification, adverse developments in its business could materially adversely impact the Company’s operations.

Since the Company’s disposition of its Oilfield Services business, it relies exclusively on the revenues generated in the polymers processing industry. Due to its lack of asset diversification, an adverse development in one of these businesses would have a significantly greater impact on the Company’s financial condition and results of operations than if it maintained more diverse assets.

The Company’s success depends on attracting and maintaining key personnel; the failure to do so could disrupt the Company’s business operations.

The Company’s success will depend upon our ability to retain and attract experienced management and other professional staff. The Company’s results of operations depend to a large extent on the efforts, technical expertise and continued employment of such personnel and members of our management team. If we are unable to attract such personnel or a significant number of our existing key personnel resign or become unable to continue in their present role without adequate replacements, our business operations could be adversely affected.

(in thousands, except share and per share data)

The requirements of Section 404 of the Sarbanes-Oxley Act are burdensome, and our failure to comply with them could have a material adverse effect on the Company’s business and stock price.

The Company is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the Company’s management to assess the effectiveness of the Company’s internal controls over financial reporting and include an assertion in the Company’s annual report as to the effectiveness of the Company’s controls.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal controls over financial reporting as of September 30, 2005.  The Company is in the process of preparing the system and process documentation, performing an evaluation of the Company’s internal controls required for management to make this assessment and for the auditors to provide their attestation report, and will soon begin testing of the effectiveness of these internal controls.  The Company has not completed this process or its assessment, and the Company expects that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Notwithstanding our substantial efforts, however, the internal controls attestation requirements are new and significant and, to some extent, quite burdensome, and there exists a risk that we will not be able to meet all the requirements of Section 404 in such regard by the end of fiscal year 2005, when we are required to report on our internal controls and provide our auditor's opinion thereon. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on the Company’s stock price and could result in significant additional expenditures.

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

(in thousands, except share and per share data)

Competition in our industry is intense, and we are smaller and have a more limited operating history than some of our competitors.

The industry in which the Company operates is highly competitive. Some competitors or potential competitors of the Company have substantially greater financial or other resources than the Company. Larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations or rising costs of raw materials more easily than we can, which would adversely affect our competitive position. The inability of the Company to effectively compete in its markets would have a material adverse effect on the Company.

Certain litigation matters could have a material adverse effect on our financial condition.

The Company is party to various legal proceedings. Some of the claims made against the Company are large in comparison to our working capital and liquidity, and the final resolution of such matters are uncertain, both with respect to timing and the amount of our loss, if any. There can be no assurance that adverse results in such matters will not have a material adverse effect on the Company. See "Item 3. Legal Proceedings."

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share - Based Payout, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning July 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued the revised disclosure provisions of SFAS No. 132, "Employers’ Disclosures about Pensions and Other Postretirement Benefits", which requires companies to disclose in their interim financial reports net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits and updated information on expected contributions. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted the interim period disclosure requirements effective January 1, 2004. The adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. This bulletin did not have material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this Statement effective October 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

(in thousands, except share and per share data)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of September 30, 2004, the Company had $21,140 of working capital related to foreign operations. The Company does not hedge this foreign exchange rate risk with the exception of forward currency exchange contracts related to a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, the Company had approximately $5,848 of notional value (fair market value at September 30, 2004 was $6,046) and $2,845 of notional value (fair market value at September 30, 2003 was $2,920), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of September 30, 2004, the Company had $12,584 of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At September 30, 2004, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $126.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s US subsidiaries provide access to capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s US subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At September 30, 2004, the Company had outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of September 30, 2004	Currency denomination of receivable
US	ICO Brazil	$885	US Dollar
US	Italy	2,080	US Dollar
Sweden	United Kingdom	1,090	US Dollar
New Zealand	Australia	1,575	New Zealand Dollar
New Zealand	Malaysia	1,235	New Zealand Dollar

(in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Year-End Interest Rate
	September 30,		September 30,
	2004	2003	2004	2003
Euro(1)	$4,115	$3,730	4.59%	4.95%
Australian Dollar (2)	2,682	2,951	8.03%	7.80%
New Zealand Dollar (3)	2,573	1,197	6.83%	7.23%
British Pounds Sterling (3)	1,811	1,198	5.97%	5.75%
Swedish Krona (3)	965	909	5.45%	5.45%
United States Dollar(3)	415	-	5.00%	-
Malaysian Ringgit (3)	23	46	7.75%	7.75%

(1) Maturity dates are expected to range from less than one year to six years.
(2) Maturity date is less than two years. Interest rate is adjusted quarterly and limited to a minimum rate of 7.70% and a maximum rate of 8.95%.
(3) Maturity dates are expected to be less than one year.

Forward Currency Exchange Contracts	September 30,
	2004	2003
Receive US$/Pay NZ$:
Contract Amount	US $902	US $667
Average Contractual Exchange Rate	(US$/NZ$) .6585	(US$/NZ$) .5872
Expected Maturity Dates	October 2004 through	October 2003 through
	November 2004	November 2003
Receive US$/Pay Australian $:
Contract Amount	US $4,817	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6990	(US$/A$) .6624
Expected Maturity Dates	October 2004 through	October 2003 through
	February 2005	December 2003
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	A$64	None
Average Contractual Exchange Rate	(A$/MYR) .3702
Expected Maturity Dates	October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	SG$140	None
Average Contractual Exchange Rate	(SG$/MYR) .4482
Expected Maturity Dates	October 2004

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report. See index to this information on Page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other information

None.

P A R T   I I I

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a)" in the Company’s definitive Proxy Statement (the "Proxy Statement") for its 2005 Annual Meeting of Shareholders. The Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 2004.

The Company has adopted a code of ethics that applies to, among others, its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company’s Code of Business Ethics is available upon request by contacting the Company’s General Counsel at (713) 351-4100 or on our website at www.icopolymers.com. If we make any substantive amendments to the Code of Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will make a public disclosure of the nature of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Party Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders.

P A R T   I V

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)	The response to this portion of Item 15 is submitted as a separate section of this report on page F-1.

(b)	Reports on Form 8-K:

On July 7, 2004, the Company filed a Current Report on Form 8-K reporting that the Statement of Designations establishing the Company’s $6.75 Convertible Exchangeable Preferred Stock ("Preferred Stock") had been duly amended to provide that, in circumstances when the holders of depositary shares ("Depositary Shares") representing the Preferred Stock are entitled as a class to designate and elect two directors to ICO, Inc.’s Board of Directors, the designation and election may be accomplished by the written consent of the holders of a majority of the Depositary Shares, as an alternative to holding a meeting of the holders of the Depository Shares to elect directors. The Company also reported that it had issued a press release announcing the election of Gregory T. Barmore and Eric O. English to ICO, Inc.’s Board of Directors by the holders of the Depositary Shares.

On August 4, 2004, the Company filed a Current Report on Form 8-K reporting that it had announced its financial results for the quarter ended June 30, 2004, and announcing the resignation of William C. Willoughby as a director of the Company.

On August 30, 2004, the Company filed a Current Report on Form 8-K reporting that it had amended its revolving credit facility with Congress Financial Corporation (Southwest). Amendments to the credit facility included an extension of the term to April 8, 2008.

(c)	Exhibits required by Item 601 of S-K:

The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.		Exhibit
2.1	-
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc., Varco L.P., Varco Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK) Ltd, as Sellers (filed as Exhibit 10.1 to Form 8-K dated July 3, 2002)

3.1	-	Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2	-	Amended and Restated By-Laws of the Company dated October 5, 2001 (filed as Exhibit 3.2 to Form 10-K dated December 20, 2002)
4.1	-	Statement of Designation of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
4.2	-	Certificate of Amendment of Statement of Designation Establishing $6.75 Convertible Exchangeable Preferred Stock (filed as Exhibit 4.1 to Form 10-Q dated August 13, 2004)
4.3	-	Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
4.4	-
Indenture dated as of June 9, 1997 between ICO P&O, Inc., a Texas corporation, as issuer, and Fleet National Bank, as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.1 to Form S-4 dated June 17, 1997)

4.5	-
First Supplemental Indenture and Amendment dated April 1,1998 between ICO P&O, Inc., a Texas corporation, as issuer, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.2 to Form 10-Q dated May 15, 1998)

Exhibit No.		Exhibit
4.6	-
Second Supplemental Indenture and Amendment dated April 1, 1998 among the Registrant, ICO P&O, Inc., a Texas corporation, and State Street Bank and Trust Company (formerly Fleet National Bank), as trustee, relating to Senior Notes due 2007 (filed as Exhibit 4.3 to Form 10-Q dated May 15, 1998)

4.7	-
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

10.2	-
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

10.3	-
Amendment No. 2 to Loan and Security Agreement, dated August 26, 2004, by and among ICO Worldwide, L.P., ICO Polymers North America, Inc. and Bayshore Industrial, Inc., as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc., as Guarantors, and ICO P&O, Inc. and ICO Global Services, and Congress Financial Corporation (Southwest), as Lender (filed as Exhibit 10.1 to Form 8-K dated August 30, 2004)

10.4	-
Amendment No. 3 to Loan and Security Agreement, dated August 26, 2004, by and among ICO Polymers North America, Inc. and Bayshore Industrial, L.P. (f/k/a Bayshore Industrial, Inc.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc., ICO Technology, Inc., Bayshore Industrial LP, L.L.C., and Bayshore Industrial GP, L.L.C., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Congress Financial Corporation (Southwest) (filed as Exhibit 10.1 to Form 8-K dated October 7, 2004)

10.5	-	ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant’s Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.6	-	Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 10.4 to Form 10-K dated December 22, 2003)
10.7	-	1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
10.8	-	ICO, Inc. 1995 Stock Option Plan (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated August 10, 1995 for the Annual Meeting of Shareholders)
10.9	-	ICO, Inc. 1996 Stock Option Plan (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated August 29, 1996 for the Annual Meeting of Shareholders)
10.10*	-	Second Amended and Restated ICO, Inc. 1998 Stock Option Plan
10.11	-	Employment Agreement between the Registrant and Christopher N. O’Sullivan, dated June 21, 2003 (filed as Exhibit 10.4 to Form 10-Q dated August 14, 2003)
10.12	-	Amendment to Employment Agreement, between the Registrant and Christopher N. O’Sullivan, dated July 23, 2003 (filed as Exhibit 10.5 to Form 10-Q dated August 14, 2003)
10.13*	-	Second Amendment to Employment Agreement between the Registrant and Christopher N. O’Sullivan, executed on August 16, 2004 and to be effective as of June 1, 2004
10.14	-	Employment Agreement between ICO, Inc. and W. Robert Parkey, Jr., dated January 14, 2004, to be effective February 2, 2004 (filed as Exhibit 10.1 to Form 10-Q dated January 30, 2003)
10.15	-
First Amendment to Employment Agreement by and between W. Robert Parkey, Jr. and the Company, dated May 10, 2004, to be effective as of February 2, 2004 (filed as Exhibit 10.1 to Form 10-Q dated May 14, 2004)

Exhibit No.		Exhibit
10.16	-	Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 28, 2004 (filed as Exhibit 10.2 to Form 10-Q dated January 30, 2004)
10.17	-	Employment Agreement dated March 1, 2002 by and between the Registrant and Charlotte J. Fischer (filed as Exhibit 10.12 to Form 10-K dated December 20, 2002)
10.18	-	First Amendment to Employment Agreement by and between the Registrant and Charlotte J. Fischer dated October 24, 2002 (filed as Exhibit 10.17 to Form 10-K dated December 20, 2002)
10.19	-	Second Amendment to Employment Agreement by and between the Registrant and Charlotte Fischer dated December 8, 2003 (filed as Exhibit 10.24 to Form 10-K dated December 22, 2003)
10.20	-	Employment Agreement dated February 15, 2001 by and between the Registrant’s subsidiary and Brad Leuschner (filed as Exhibit 10.18 to Form 10-K dated December 20, 2002)
10.21	-	Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31, 2002 (filed as Exhibit 10.19 to Form 10-K dated December 20, 2002)
10.22	-	Second Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated October 31, 2002 (filed as Exhibit 10.20 to Form 10-K dated December 20, 2002)
10.23	-	Employment Agreement by and between Paul Giddens and the Company, dated May 11, 2004, to be effective as of May 24, 2004 (filed as Exhibit 10.2 to Form 10-Q dated May 14, 2004)
10.24*	-	First Amendment to Employment Agreement by and between the Registrant and Paul J. Giddens, dated August 10, 2004, to be effective as of July 12, 2004
10.25*	-	Separation Agreement and Release by and between the Registrant and Paul J. Giddens, dated December 6, 2004
21.1*	-	Subsidiaries of the Company
23.1*	-	Consent of independent accountants
31.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ W. Robert Parkey, Jr.
W. Robert Parkey, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher N. O’Sullivan	Chairman of the Board	December 20, 2004
Christopher N. O’Sullivan

/s/ W. Robert Parkey, Jr.	President, Chief Executive Officer, and
W. Robert Parkey, Jr.	Director (Principal Executive Officer)	December 20, 2004

/s/ Jon C. Biro	Chief Financial Officer, Treasurer, and Director (Principal Financial Officer)	December 20, 2004
Jon C. Biro

/s/ Gregory T. Barmore	Director	December 20, 2004
Gregory T. Barmore

/s/ Eric O. English	Director	December 20, 2004
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 20, 2004
David E.K. Frischkorn, Jr.

/s/ John F. Gibson	Director	December 20, 2004
John F. Gibson

/s/ A. John Knapp, Jr.	Director	December 20, 2004
A. John Knapp, Jr.

/s/ Charles T. McCord, III	Director	December 20, 2004
Charles T. McCord, III

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying Index appearing on page F-1 present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying Index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective October 1, 2002.

Additionally as discussed in Note 16, certain claims exist related to the sale of the Oilfield Services business.

PricewaterhouseCoopers LLP

Houston, Texas
December 15, 2004

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
	2004	2003
ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$1,931	$4,114
Trade receivables (less allowance for doubtful accounts of $2,026 and $2,047, respectively)	53,134	41,310
Inventories	32,290	24,166
Deferred income taxes	2,425	608
Prepaid and other current assets	6,826	11,344
Total current assets	96,606	81,542

Property, plant and equipment, net	52,198	54,639
Goodwill	8,719	8,245
Other assets	947	835
Total assets	$158,470	$145,261

LIABILITIES, STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
Borrowings under credit facilities	$8,878	$5,846
Current portion of long-term debt	3,775	3,210
Accounts payable	31,856	22,120
Accrued salaries and wages	4,847	3,766
Other current liabilities	11,484	11,399
Oilfield Services liabilities retained	1,557	2,476
Total current liabilities	62,397	48,817

Deferred income taxes	3,663	4,108
Long-term liabilities	1,769	1,629
Long-term debt, net of current portion	19,700	23,378
Total liabilities	87,529	77,932

Commitments and contingencies	-	-
Stockholders’ equity:
Convertible preferred stock, without par value - 345,000 shares authorized;
322,500 shares issued and outstanding with a liquidation preference of
$36,058 and $33,882, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized;
No shares issued and outstanding	-	-
Junior participating preferred stock, without par value -
0 and 50,000 shares authorized; No shares issued and outstanding	-	-
Common stock, without par value - 50,000,000 shares authorized;
25,338,766 and 25,146,550 shares issued and outstanding, respectively	43,807	43,555
Additional paid-in capital	103,452	102,811
Accumulated other comprehensive loss	(1,749)	(4,211)
Accumulated deficit	(74,582)	(74,839)
Total stockholders’ equity	70,941	67,329
Total liabilities and stockholders’ equity	$158,470	$145,261

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2004	2003	2002
	(In thousands, except share data)
Revenues:
Sales	$221,700	$174,537	$146,138
Services	35,825	32,077	35,334
Total revenues	257,525	206,614	181,472
Cost and expenses:
Cost of sales	186,817	151,328	123,029
Cost of services	22,854	21,364	24,316
Selling, general and administrative	33,109	34,252	29,824
Stock option compensation expense	679	111	-
Depreciation	7,779	9,059	8,123
Amortization of intangibles	217	297	2,117
Impairment, restructuring and other costs	854	12,814	3,168
Operating income (loss)	5,216	(22,611)	(9,105)
Other income (expense):
Interest expense, net	(2,663)	(3,489)	(12,831)
Other income (expense)	(35)	493	1,492
Income (loss) from continuing operations before income taxes and
cumulative effect of change in accounting principle	2,518	(25,607)	(20,444)
Benefit for income taxes	(1,370)	(4,752)	(4,176)
Income (loss) from continuing operations before cumulative effect of
change in accounting principle	3,888	(20,855)	(16,268)
Income (loss) from discontinued operations, net of provision (benefit) for income
taxes of $(1,955), $1,247, and $27,098, respectively	(3,631)	(374)	44,214
Income (loss) before cumulative effect of change in accounting
principle	257	(21,229)	27,946
Cumulative effect of change in accounting principle, net of benefit
for income taxes of $0, ($580), and $0	-	(28,863)	-
Net income (loss)	$257	$(50,092)	$27,946

Preferred dividends	-	(544)	(2,176)

Net income (loss) applicable to common stock	$257	$(50,636)	$ 25,770

Basic and diluted income (loss) per share:
Basic net income (loss) from continuing operations before cumulative effect
of change in accounting principle	$.15	$(.86)	$(.77)
Basic net income (loss) per common share	$.01	$(2.04)	$1.07
Diluted net income (loss) from continuing operations before cumulative effect
of change in accounting principle	$.14	$(.86)	$(.77)
Diluted net income (loss) per common share	$.01	$(2.04)	$1.07

Basic weighted average shares outstanding	25,276,000	24,873,000	24,020,000
Diluted weighted average shares outstanding	28,863,600	24,873,000	24,020,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:	(In thousands)
Net income (loss) from continuing operations including the cumulative effect of change in accounting principle	$3,888	$ (49,718)	$ (16,268)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle before tax	-	29,443	-
Depreciation and amortization	7,996	9,356	10,240
Stock option compensation expense	679	111	-
Impairment, restructuring and other costs	463	12,004	2,731
Proxy contest expenses paid with common stock	-	-	746
Other	237	(37)	(638)
Changes in assets and liabilities, net of the effects of
business acquisitions and dispositions:
Receivables	(9,526)	3,039	(2,523)
Inventories	(7,125)	(2,190)	(1,266)
Prepaid expenses and other assets	687	(1,591)	4,419
Income taxes payable	350	(2,141)	(937)
Deferred taxes	(684)	(3,776)	(5,961)
Accounts payable	8,514	328	1,718
Accrued interest	13	(3,619)	(101)
Other liabilities	(676)	1,621	(448)
Total adjustments	928	42,548	7,980
Net cash provided by (used for) operating activities by continuing operations	4,816	(7,170)	(8,288)
Net cash provided by (used for) operating activities by discontinued operations	(1,431)	(7,651)	11,293
Net cash provided by (used for) operating activities	3,385	(14,821)	3,005

Cash flows provided by (used for) investing activities:
Capital expenditures	(4,725)	(8,925)	(10,159)
Proceeds from disposition of property, plant and equipment	450	426	645
Net cash used for investing activities for continuing operations	(4,275)	(8,499)	(9,514)
Net cash provided by (used for) investing activities for
discontinued operations	-	3,878	116,269
Net cash provided by (used for) investing activities	(4,275)	(4,621)	106,755

Cash flows used for financing activities:
Common stock transactions	149	9	4
Payment of dividend on preferred stock	-	(1,088)	(2,176)
Proceeds from debt	4,006	853	-
Debt retirement costs	-	(483)	-
Debt repayments	(5,597)	(105,415)	(9,300)
Payment of credit facility costs	-	-	(628)
Net cash used for financing activities for
continuing operations	(1,442)	(106,124)	(12,100)
Net cash used for financing activities for
discontinued operations	-	-	(470)
Net cash used for financing activities	(1,442)	(106,124)	(12,570)

Effect of exchange rates on cash	149	608	240
Net increase (decrease) in cash and equivalents	(2,183)	(124,958)	97,430
Cash and equivalents at beginning of period	4,114	129,072	31,642
Cash and equivalents at end of period	$1,931	$4,114	$129,072

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(2,692)	$(6,418)	$(14,496)
Income taxes	(1,976)	(8,944)	(1,992)

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands, except share data)

Balance at September 30, 2001	$13	22,956,987	$40,705	$103,157		$ (13,579)	$ (50,517)	$ 79,779
Issuance of shares in connection with employee benefit plans	-	959,524	1,219	-		-	-	1,219
Exercise of employee stock options	-	5,000	4	-		-	-	4
Issuance of shares in connection with TSP’s successful proxy
contest (See Note 18)	-	528,834	746	-		-	-	746
Convertible exchangeable preferred stock dividend (See Note 12)	-	-	-	-		-	(2,176)	(2,176)
Translation adjustment	-	-	-	-	$ 3,971	3,971	-	3,971
Net income	-	-	-	-	27,946	-	27,946	27,946
Comprehensive Income	-	-	-	-	$31,917	-	-	-

Balance at September 30, 2002	13	24,450,345	42,674	103,157		(9,608)	(24,747)	111,489
Issuance of shares in connection with employee benefit plans	-	686,205	872	-		-	-	872
Issuance of stock options	-	-	-	111		-	-	111
Exercise of employee stock options	-	10,000	9	87		-	-	96
Convertible exchangeable preferred stock dividend (See Note 12)	-	-	-	(544)		-	-	(544)
Translation adjustment	-	-	-	-	$ 5,472	5,472	-	5,472
Unrealized loss on foreign currency hedges	-	-	-	-	(75)	(75)	-	(75)
Net loss	-	-	-	-	(50,092)	-	(50,092)	(50,092)
Comprehensive loss	-	-	-	-	$(44,695)	-	-	-

Balance at September 30, 2003	13	25,146,550	43,555	102,811		(4,211)	(74,839)	67,329
Issuance of shares in connection with employee benefit plans	-	110,921	103	-		-	-	103
Issuance of stock options	-	-	-	679		-	-	679
Exercise of employee stock options	-	81,295	149	(38)		-	-	111
Translation adjustment	-	-	-	-	$ 2,558	2,558	-	2,558
Unrealized loss on foreign currency hedges	-	-	-	-	(96)	(96)	-	(96)
Net income	-	-	-	-	257	-	257	257
Comprehensive income	-	-	-	-	$2,719	-	-	-

Balance at September 30, 2004	$ 13	25,338,766	$43,807	$103,452		$(1,749)	$(74,582)	$70,941

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries ("the Company") manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer filler resins to give plastic films desired characteristics, and to reduce customer’s raw material costs. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through our 17 operating facilities located in 9 countries in North America, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a self insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being self insured in the United States prior to fiscal year 2004 (with stop loss insurance coverage limiting the Company’s expense to $300 per claim). Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Revenue and Related Cost Recognition - The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

▪	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.
▪	Delivery has occurred or services have been rendered: For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer. For service revenue, revenue recognition occurs upon the completion of service.
▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.
▪	Collectibility is reasonably assured: The Company has a customer credit policy to ensure collectibility is reasonably assured.

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

Trade Receivables - Trade receivables are recorded at the invoiced amount and typically do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off -balance sheet credit exposure related to customers.

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

Classification	Years
Machinery and equipment	1-20
Buildings	15-25
Land and site improvements	2-25

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

Impairment of Property, Plant and Equipment - Property, plant and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of undiscounted future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Impairment of Goodwill and Other Intangible Assets - Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets (See Note 5 - Cumulative Effect of Change in Accounting Principle). This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years.

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings. Net foreign currency transaction gains (losses) were ($63), $558 and $363 for fiscal years 2004, 2003, and 2002, respectively.

The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2004 and 2003.

	Years Ended
	September 30,
	2004	2003
Net revenues	$17,300	$16,586
Operating income (loss)	900	(990)
Pre-tax income (loss)	660	(1,174)
Net income (loss)	450	(3,281)

Stock Options - Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Awards under the Company’s plans vest over periods ranging from immediate vesting to five years (see Note 13- "Stock Option Plans"). The Company expenses the fair value of stock option grants that vest over a vesting period over the applicable vesting period.

Environmental - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see Note 16 - "Commitments and Contingencies."

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

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted earnings from foreign subsidiaries of approximately $5,900.

Liquidity - The Company anticipates that the existing cash balance as of September 30, 2004 of $1,931, and additional borrowing capacity of approximately $22,370 under various foreign and domestic credit arrangements, and potential borrowing capacity under potentially new credit facilities, will provide adequate cash flows and liquidity for fiscal 2005. The Company expects to have adequate liquidity in fiscal year 2005 to pay for capital expenditures, scheduled debt payments and operational budgets of the Company for the upcoming year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Forward Exchange Agreements - The Company reflects that all derivative financial instruments that qualify for hedge accounting, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders’ equity (as a component of comprehensive income (loss)). The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and forward currency exchange contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation’s functional currency. Forward currency exchange contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

Reclassifications - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share - Based Payout, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning July 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued the revised disclosure provisions of SFAS No. 132, "Employers’ Disclosures about Pensions and Other Postretirement Benefits", which requires companies to disclose in their interim financial reports net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits and updated information on expected contributions. This statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted the interim period disclosure requirements effective January 1, 2004. The adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. This bulletin did not have material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this Statement effective October 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company’s domestic size reduction business, polymers distributors. No single customer accounted for more than 10% of revenues during fiscal years 2004 and 2003. Worldwide sales to one polymers processing customer (Dow Chemical Company and its subsidiaries) accounted for 11% of the company’s consolidated revenues for fiscal year 2002. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company provides allowances for potential credit losses when collection becomes doubtful. Accordingly, management considers such credit risk to be limited.

Note 3 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The Company enters into forward currency exchange contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the fiscal year ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, the Company had approximately $5,848 of notional value (fair market value at September 30, 2004 was $6,046) and $2,845 of notional value (fair market value at September 30, 2003 was $2,920), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Year-End Interest Rate
	September 30,		September 30,
	2004	2003	2004	2003
Euro(1)	$4,115	$3,730	4.59%	4.95%
Australian Dollar (2)	2,682	2,951	8.03%	7.80%
New Zealand Dollar (3)	2,573	1,197	6.83%	7.23%
British Pounds Sterling (3)	1,811	1,198	5.97%	5.75%
Swedish Krona (3)	965	909	5.45%	5.45%
United States Dollar(3)	415	-	5.00%	-
Malaysian Ringgit (3)	23	46	7.75%	7.75%

(1) Maturity dates are expected to range from less than one year to six years.
(2) Maturity date is less than two years. Interest rate is adjusted quarterly and limited to a minimum rate of 7.70% and a maximum rate of 8.95%.
(3) Maturity dates are expected to be less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2004 and 2003.

Forward Currency Exchange Contracts	September 30,
	2004	2003
Receive US$/Pay NZ$:
Contract Amount	US $902	US $667
Average Contractual Exchange Rate	(US$/NZ$) .6585	(US$/NZ$) .5872
Expected Maturity Dates	October 2004 through	October 2003 through
	November 2004	November 2003
Receive US$/Pay Australian $:
Contract Amount	US $4,817	US $2,178
Average Contractual Exchange Rate	(US$/A$) .6990	(US$/A$) .6624
Expected Maturity Dates	October 2004 through	October 2003 through
	February 2005	December 2003
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	A$64	None
Average Contractual Exchange Rate	(A$/MYR) .3702
Expected Maturity Dates	October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	SG$140	None
Average Contractual Exchange Rate	(SG$/MYR) .4482
Expected Maturity Dates	October 2004

Note 4 - Acquisition and Dispositions

On September 6, 2002, the Company completed the sale of substantially all of the Oilfield Services business to Varco International, Inc. ("Varco"). Total proceeds of the sale were $137,372 in cash, assumed debt of the Company’s Canadian subsidiary of $3,600 and the assumption of certain other liabilities. All proceeds from the sale were received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve during fiscal2004 was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See Note 16 - "Commitments and Contingencies" for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

On July 31, 2003, the Company sold its remaining Oilfield Service business to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities.

There were no other material business acquisitions or dispositions in fiscal years 2004, 2003 and 2002.

Note 5 - Cumulative Effect of Change in Accounting Principle

Effective October 1, 2002, the Company adopted SFAS 142, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company’s annual impairment testing date is September 30. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under SFAS 142 has resulted in a reduction of approximately $1,140 in annual amortization expense for 2004 and 2003. The following proforma information adjusts the historical financial information to reflect the effect of not amortizing goodwill in accordance with SFAS 142.

	Years Ended September 30,
	2004	2003	2002
Reported income (loss) before cumulative effect of change in
accounting principle	$257	$(21,229)	$27,946
Add back: goodwill amortization, net of income taxes of $0, $0,
and $64, respectively	-	-	1,076
Adjusted income (loss) before cumulative effect of change in
accounting principle	257	(21,229)	29,022
Cumulative effect of change in accounting principle	-	(28,863)	-
Adjusted net income (loss)	$257	$(50,092)	$29,022

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of change in
accounting principle	$.01	$(.88)	$1.07
Add back: goodwill amortization, net of income taxes of $0, $0,
and $64, respectively	-	-	.04
Adjusted income (loss) before cumulative effect of change in
accounting principle	.01	(.88)	1.11
Cumulative effect of change in accounting principle	-	(1.16)	-
Adjusted net income (loss)	$.01	$(2.04)	$1.11

The changes in the carrying amount of goodwill for the years ended September 30, 2004 and 2003 are as follows:

	Years Ended September 30,
	2004	2003
Balance at beginning of period	$8,245	$36,669
Foreign currency impact	474	1,019
Cumulative effect of change in accounting principle before tax	-	(29,443)
Balance at end of period	$8,719	$8,245

Note 6 - Impairment, Restructuring and Other Costs

	Years Ended September 30,
	2004	2003	2002
Severance	$418	$ 1,054	$ 437
Impairment of fixed assets	-	11,796	2,731
Other	436	(36)	-
Total impairment, restructuring and other costs	$854	$12,814	$3,168

The Company closed its Swedish manufacturing operation during the fourth quarter of fiscal 2004. In connection with this closure, the Company recognized $639 associated with the closure of the operation during the fourth quarter of fiscal 2004 related to severance, contract termination expenses and other related costs. In addition, the Company incurred net severance costs of $160 during fiscal 2004 related to the termination of certain employees in North America and Europe. The Company also incurred $55 of other costs associated with the closure during the fiscal 2004 fourth quarter of a rotational mold fabrication business in the UK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and United States. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed any further with the development of its custom inventory/sales order processing software system and recorded an impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations and the remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

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

Note 7 - Inventories

Inventories at September 30 consisted of the following:

	2004	2003
Raw materials	$18,157	$12,806
Finished goods	14,383	11,485
Supplies	927	1,356
Less obsolescence reserve	(1,177)	(1,481)
Total Inventory	$32,290	$24,166

Note 8 - Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:

	Total
	2004	2003
Machinery and equipment	$81,243	$77,220
Buildings	24,175	24,360
Land and site improvements	5,358	6,048
Construction in progress	1,108	2,096
Other	534	495
	112,418	110,219
Accumulated depreciation	(60,220)	(55,580)
Property, plant and equipment, net	$52,198	$54,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9 - Long-term Debt

Long-term debt at September 30, 2004 and 2003 consisted of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.

	2004	2003
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.	$10,095	$10,095
Term loan of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	5,269	5,820
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of September 30, 2004 and 2003 were 8.0% and 7.8%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through April 2005. Interest and principal payments are made quarterly.	2,666	2,951
Term loans of one of the Company’s British subsidiaries, collateralized by current assets of the subsidiary. Term loans were paid in full during fiscal year 2004. Interest was payable monthly at a fixed rate of 8.3%.	-	1,247
Various others within several different countries in which the Company operates, collateralized by mortgages on certain land and buildings and other assets of the Company. Outstanding amounts as of September 30, 2004 range from $2 to $859. Interest rates as of September 30, 2004 range between 3.3% and 9.2% with maturity dates between November 2004 and February 2027. The interest and principal payments are either monthly, quarterly or semi-annually.	5,445	6,475
Total	23,475	26,588
Less current maturities	3,775	3,210
Long-term debt less current maturities	$19,700	$23,378

In June 1997, the Company issued the Series A Senior Notes at $120,000 face value and received proceeds of $114,797 net of offering costs of $5,203. Offering costs are amortized over the term of the Senior Notes and, as of September 30, 2004, accumulated amortization of debt offering costs totaled $3,025. The Company has written off $2,106 of debt offering costs resulting from previous Senior Notes repurchases. Beginning in June of 2002, the Company may, at its option, redeem the Senior Notes at various premiums depending upon the redemption date. In November 1997, the Company completed an exchange of 100% of the unregistered Series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms.

During fiscal year 2003, the Company repurchased $104,480 principal amount of its 10 3/8% Series B Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs.

During the third quarter of fiscal 2002, the Company repurchased 10 3/8% Series B Senior Notes due in 2007 with a face value of $1,175, recognizing a net gain before income tax of $165.

During the first quarter of fiscal 2002, the Company repurchased $2,250 principal amount of its 10 3/8% Series B Senior Notes due in 2007, recognizing a net gain before income tax of $489.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
2005	$3,775
2006	4,297
2007	11,973
2008	1,747
2009	1,232
Thereafter	$451

Note 10 - Credit Arrangements

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $22,370 and $16,360 at September 30, 2004 and 2003, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheet, totaled $8,878 and $5,846 at September 30, 2004 and 2003, respectively.

The Company has a domestic credit facility maturing April 8, 2008 collateralized by domestic receivables and inventory with a maximum borrowing capacity of $15,000 which carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2 ¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants which vary depending upon excess availability, as defined in the credit facility agreement. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $415 and $0 of outstanding borrowings under the domestic credit facility as of September 30, 2004 and 2003, respectively. The amount of available borrowings under the domestic credit facility was $11,521 and $8,561 based on current levels of accounts receivable, inventory and outstanding letters of credit as of September 30, 2004 and 2003, respectively.

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

The Company has 17 different foreign credit facilities in 9 foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,463 and $5,846 of outstanding borrowings under these foreign credit facilities as of September 30, 2004 and 2003, respectively. The amount of available borrowings under the foreign credit facilities was $10,849 and $7,799 based on current levels of accounts receivables and outstanding letters of credit as of September 30, 2004 and 2003, respectively.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2004 and 2003 was 5.6% and 5.5%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 11 - Earnings (Loss) Per Share

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 3,587,600 shares to reflect the conversion of all potentially dilutive securities for the year ended September 30, 2004. The potentially dilutive effects of common stock options have been excluded from diluted earnings per share during fiscal 2003 and 2002 as the Company generated a net loss from continuing operations before cumulative effect of change in accounting principle. The total amount of anti-dilutive securities for the years ended September 30, 2004, 2003, and 2002 were 1,828,000, 4,704,000 and 5,155,000 shares, respectively.

	Years Ended September 30,
	2004	2003	2002
Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.15	$(.86)	($.77)
Income (loss) from discontinued operations	(.14)	(.02)	1.84
Income (loss) before cumulative effect of change in accounting principle	.01	(.88)	1.07
Cumulative effect of change in accounting principle	-	(1.16)	-
Basic net income (loss) per common share	$.01	$(2.04)	$1.07

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.14	$(.86)	$(.77)
Income (loss) from discontinued operations	(.13)	(.02)	1.84
Income (loss) before cumulative effect of change in accounting principle	.01	(.88)	1.07
Cumulative effect of change in accounting principle	-	(1.16)	-
Diluted net income (loss) per common share	$.01	$(2.04)	$1.07

The dilutive effect of the Company’s Convertible Exchangeable Preferred Stock ("Preferred Stock") is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128 for years in which the Company generated net income from continuing operations before cumulative effect of change in accounting principle. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the fiscal year and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During fiscal year 2004, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for fiscal 2004, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares during fiscal 2004 as if the Preferred Stock was converted as of the beginning of fiscal 2004.

The weighted average number of common shares used in computing earnings per share is as follows:

	Years Ended September 30,
	2004	2003	2002

Basic	25,276,000	24,873,000	24,020,000
Stock Options	53,000	-	-
Preferred Stock	3,534,600	-	-
Diluted	28,863,600	24,873,000	24,020,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note - 12 Stockholders’ Equity

During November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock ("Preferred Stock"). The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each Preferred Share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to Additional Paid-In Capital. Preferred Stock dividends of $1.6875 per depositary share were paid quarterly through December 31, 2002. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through September 30, 2004 aggregated $3,808. During the fourth quarter of fiscal 2004, the holders of the Preferred stock elected two additional directors to the Company’s Board of Directors because the Company did not declare a dividend on its Preferred Stock for six consecutive quarters. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on the Company’s Common Stock.

Cash dividends paid during the fiscal years ended September 30, 2004, 2003 and 2002 equaled $0, $544, and $2,176, respectively, during each year on the Company’s Preferred Stock. Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2004 totaled $7,675. Cumulative dividends on the Company’s preferred stock paid out of accumulated deficit totaled $12,105 through September 30, 2004.

There were no dividends paid on the Company’s Common Stock during fiscal years ended September 30, 2004, 2003 and 2002. Cumulative liquidating dividends on the Company’s common stock paid out of Additional Paid-in Capital through September 30, 2004 totaled $5,676. Cumulative dividends on the Company’s common stock paid out of accumulated deficit totaled $7,752 through September 30, 2004.

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

Note 13 - Stock Option Plans

The Company has six stock option plans as described below.

The Company’s Stock Option Plan for Non-Employee Directors - The purpose of the Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors is to provide an additional incentive to attract and retain qualified and competent directors through the encouragement of stock ownership in the Company by such persons. Under the 1993 Plan each non-employee director of the Company is automatically granted (i) options to purchase 5,000 shares of the Company’s Common Stock ("Shares") on the date when he or she becomes a director, and (ii) options for an additional 5,000 Shares on the first business day after the date of each Annual Meeting of Shareholders of the Company. Other than the automatic grants to non-employee directors described in the preceding sentence, no options may be granted under the 1993 Plan. All options granted under the 1993 Plan are issued at an exercise price per share equal to 100% of the "fair market value" of the Common Stock on the date of grant, defined as the closing price (which in the case of shares quoted on NASDAQ is the mean between the closing high bid and low asked quotation for such day) on the business day immediately preceding the day of grant. Furthermore, no options granted under the 1993 Plan are Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code. The options vest six months and one day after the date of grant, and the unexercised portion of any options automatically terminates on the earliest of (i) thirty days after the optionee ceases to be a director for any reason other than as a result of death of the optionee; (ii) one year after the date an optionee ceases to be a director by reason of death of the optionee, or six months after the optionee’s death if that occurs during the thirty day period described in (i); or (iii) on the tenth anniversary of the date of grant of the option. The maximum number of Shares that may be issued pursuant to options granted under the 1993 Plan is 410,000; however, new options may not be granted in place of the options to purchase 4,000 Shares which were not exercised by the optionee, and terminated prior to January 8, 1999. As of September 30, 2004, options to purchase 70,000 Shares, with a weighted average exercise price of $1.67 per share, were exercisable and 80,000 shares with a weighted average exercise price of $1.74 per share were outstanding under the terms of the plan. No new options may be granted under the Plan after January 8, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s Employee Stock Option Plans - The common purpose of the Company’s five employee stock option plans (collectively "Employee Plans"), with inception dates in 1985, 1994, 1995, 1996, and 1998 respectively, is to promote the interests of the Company and its Shareholders by providing a means for employees of the Company and its subsidiaries to acquire a proprietary interest in the Company, thereby strengthening the Company’s ability to attract capable management personnel and provide inducement for such employees to remain employed by the Company and its subsidiaries and to perform at their maximum levels. The price at which each Share may be purchased pursuant to an Option granted under the Employee Plans cannot be less than the fair market value of the Common Stock on the date of grant, defined as the closing price (which in the case of shares quoted on NASDAQ is the mean between the closing high bid and low asked quotation for such day) on the date of grant. Options issued under any of the Employee Plans may vest immediately or on a schedule based on the employee’s years of employment, and may have a term from one to ten years from the date of grant, at the discretion of the Compensation Committee of the Board of Directors, which has been designated to administer the Employee Plans. Options granted under the Employee Plans may be Incentive Stock Options (as defined in Section 422(b) of the Internal Revenue Code) or Nonqualified Stock Options (meaning any option granted under the Plan which is not considered an Incentive Stock Option), subject to limitations and restrictions on the granting of Incentive Stock Options set forth in the Internal Revenue Code and in the Plan document. In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new options therefore, all outstanding options subject to a vesting schedule shall become fully (100%) vested prior to the effective date of such transaction.

The Company’s 1985 Employee Stock Option Plan was established on January 1, 1985, and under the terms of the Plan, no options could be granted thereunder after December 31, 1994. As of September 30, 2004, there were no options outstanding.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1994 Employee Stock Option Plan. As of September 30, 2004, options to purchase 86,300 Shares, with a weighted average exercise price of $1.93 per Share, were exercisable and options to purchase 155,300 Shares, with a weighted average price of $1.81, were outstanding under the terms of the 1994 Plan. No new options may be granted under the 1994 Plan as of June 30, 2004.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1995 Employee Stock Option Plan. As of September 30, 2004, options to purchase 146,300 Shares, with a weighted average exercise price of $2.51 per Share, were exercisable and options to purchase 234,900 Shares, with a weighted average price of $2.19, were outstanding under the terms of the 1995 Plan. No new options may be granted under the 1995 Plan after August 14, 2005.

Options to purchase up to 800,000 Shares may be granted under the terms of the Company’s 1996 Employee Stock Option Plan. As of September 30, 2004, options to purchase 351,355 Shares, with a weighted average exercise price of $2.73 per Share, were exercisable and options to purchase 535,355 Shares, with a weighted average price of $2.54, were outstanding under the terms of the 1996 Plan. No new options may be granted under the 1996 Plan after August 15, 2006.

Options to purchase up to 1,200,000 Shares may be granted under the terms of the Company’s First Amended and Restated 1998 Employee Stock Option Plan. As of September 30, 2004, options to purchase 271,199 Shares, with a weighted average exercise price of $2.14 per Share, were exercisable and options to purchase 875,199 Shares, with a weighted average price of $2.20, were outstanding under the terms of the 1998 Plan. No new options may be granted under the 1998 Plan after January 12, 2008.

There were 642,851, 1,150,539, and 908,854 Shares available for grant at September 30, 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a summary of stock option activity for the three years ended September 30:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Option	Average	Option	Average	Option	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price
Outstanding at beginning of year	1,368	$2.28	1,642	$2.95	1,350	$3.54
Granted	936	2.26	295	1.27	453	1.45
Exercised	(81)	1.36	(10)	.86	(5)	.86
Forfeited	(342)	2.59	(559)	3.76	(156)	3.75
Outstanding at end of year	1,881	$2.24	1,368	$2.28	1,642	$2.95
Options exercisable at year end	925	$2.37	1,169	$2.45	1,642	$2.95

During fiscal 2004, the Company granted options to purchase 896,000 shares of the Company’s common stock ("Shares") to the executive management of the Company. The executive management is comprised of the Company’s corporate officers and four group presidents (defined as the President of ICO Europe, Bayshore Industrial, ICO Australasia, and ICO Americas). See Note 22 - Segment Information for more information on the Company’s management structure. The exercise prices of these options range from $2.08 to $2.49 per Share. The Company expenses the fair value of the options under SFAS 123, over the vesting periods of the options, which range from immediate vesting to four years from the date of grant. The total pretax compensation expense recognized in the Consolidated Statement of Operations with the above options was $545 during fiscal 2004.

The Company granted options to purchase Shares with exercise prices that were greater than the fair market value (as defined in the respective stock option plan) of the Shares on the grant date. The table below separately lists the weighted average fair value of options granted during the year for those stock options with an exercise price equal to the fair market value on the date of grant, and for those options with an exercise price that exceeded the fair market value of the Shares on the date of grant for, the three years ended September 30:

	2004	2003	2002
Weighted average fair value of options granted during the year with an exercise price equal to the fair market value of the Shares on the grant date ($/share)	$1.47	$0.92	$0.77

Weighted average fair value of options granted during the year with an exercise price exceeding the fair market value of the Shares on the grant date ($/share)	$1.39	-	-

    The table below separately lists the weighted average exercise price of options outstanding for the three years ended September 30 for options with an exercise price equal to the fair market value of the Shares price on the grant date and for options with an exercise price exceeding the fair market value of the Shares on the date of grant:

	2004	2003	2002
Weighted average exercise price of options outstanding with an exercise price equal to the fair market value of the Shares on the grant date ($/share)	$2.21	$2.11	$2.91

Weighted average exercise price of options outstanding with an exercise price exceeding the fair market value of the Shares on the grant date ($/share)	$2.37	$3.40	$3.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables summarize information about stock options outstanding and exercisable (only includes stock options which are vested) at September 30, 2004:

	Option shares outstanding	Weighted Average
Range of	at September 30, 2004	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price
$0.00 - $1.00	-	-	-
$1.01 - $2.00	658	7 years	$1.42
$2.01 - $3.00	966	7 years	$2.27
$3.01 - $4.00	175	2 years	$3.40
$4.01 - $7.38	82	2 years	$6.05
	1,881

	Option shares exercisable	Weighted Average
Range of	at September 30, 2004	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price
$0.00 - $1.00	-	-	-
$1.01 - $2.00	537	7 years	$1.45
$2.01 - $3.00	131	8 years	$2.46
$3.01 - $4.00	175	2 years	$3.40
$4.01 - $7.38	82	2 years	$6.05
	925

The Company adopted SFAS 123 on October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Years Ended September 30,
	2004	2003	2002
Income (loss) before cumulative effect of change in accounting principle, as
reported	$257	$(21,229)	$27,946
Add: Stock-based employee compensation expense included in reported net income	679	111	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(679)	(111)	(276)
Pro forma income (loss) before cumulative effect of change in accounting principle	$257	$(21,229)	$27,670

Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle, as reported	$.01	$(0.88)	$1.07
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle, pro forma	$.01	$(0.88)	$1.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:

	2004	2003	2002
Expected life of stock options	5.0 years	7.5 years	7.5 years
Expected dividend yield over life of stock options	0%	0%	0%
Expected stock price volatility	78.37%	72.77%	49.22%
Risk-free interest rate	3.29%	3.58%	5.05%

Note 14 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Years Ended September 30,
	2004	2003	2002
Domestic	$(15,387)	$(16,284)	$52,738
Foreign	12,319	(8,450)	(1,870)
	$(3,068)	$(24,734)	$50,868

The provision (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2004	2003	2002
Current:
Federal	$(3,097)	$(2,207)	$ 5,883
State	197	-	329
Foreign	2,019	1,480	1,535
	(881)	(727)	7,747
Deferred:
Federal	(2,398)	(2,215)	14,155
State	109	(564)	628
Foreign	(155)	(579)	392
	(2,444)	(3,358)	15,175
Total:
Federal	(5,495)	(4,422)	20,038
State	306	(564)	957
Foreign	1,864	901	1,927
	$(3,325)	$(4,085)	$22,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A reconciliation of the income tax expense (benefit) at the federal statutory rate (35%) to the Company’s effective rate is as follows:

	Years Ended September 30,
	2004	2003	2002
Tax expense (benefit) at statutory rate	$(1,074)	$(8,651)	$17,804
Change in the deferred tax assets valuation allowance	(2,100)	2,750	2,688
Non-deductible expenses and other, net	(56)	1,452	1,523
Foreign tax rate differential	(332)	422	(107)
Goodwill amortization and write-downs	-	506	165
State taxes, net of federal benefit	237	(564)	849
	$(3,325)	$(4,085)	$22,922

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

	September 30,
	2004	2003
Deferred tax assets:
Net operating and capital loss carry-forwards	$3,607	$3,317
Insurance accruals	292	607
Other accruals	590	75
Bad debt allowance	461	350
Compensation accruals	634	202
Depreciation	1,257	4,033
Inventory	200	387
Other	440	594
Goodwill (Foreign)	1,159	1,444
Deferred Revenue	827	-
	9,467	11,009
Deferred tax liabilities:
Depreciation and land	(6,072)	(7,079)
Deferred revenue	-	(919)
Other accruals	(45)	(188)
	(6,117)	(8,186)

Valuation allowance on deferred tax assets	(4,169)	(6,269)

Net deferred tax liabilities	$(819)	$(3,446)

The total net deferred tax liability at September 30, 2004 is comprised of $2,327 of net current deferred tax assets and $3,146 of net non-current deferred tax liabilities.

The Company’s effective income tax rate for continuing operations was a benefit of 54% during fiscal 2004, respectively, compared to a benefit of 19% during fiscal 2003. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during the year, the Company generated taxable income in certain European subsidiaries thus enabling those certain subsidiaries to utilize tax assets that were previously reserved of $2,100.

The Company has a current year domestic net operating loss for tax purposes of approximately $12,759. This loss will be carried back to the 2002 fiscal year generating a tax refund of approximately $3,069. The $3,069 receivable is included in Prepaid and other current assets in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted earnings from foreign subsidiaries of approximately $5,900.

Note 15 - Employee Benefit Plans

    The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plan is voluntarily matched, typically with ICO common stock. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees’ interests are generally vested immediately. The amount of defined contribution plan expense for the years ended September 30, 2004, 2003 and 2002 was $968, $1,044, and $916, respectively.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute 2% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 62. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense. The amount of defined benefit plan pension expense for the years ended September 30, 2004, 2003 and 2002 was $468, $493, and $350.

Note 16 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates. Rental expense was approximately $2,217 in 2004, $2,405 in 2003, and $2,920 in 2002 associated with these leases. Future minimum rental payments as of September 30, 2004 are due as follows:

2005	2,037
2006	1,775
2007	1,307
2008	816
2009	706
Thereafter	944

The Company has letters of credit outstanding in the United States of approximately $3,064 and $2,090 as of September 30, 2004 and September 30, 2003, respectively, and foreign letters of credit outstanding of $3,529 and $2,495 as of September 30, 2004 and September 30, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business ("Oilfield Services") to Varco. Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated. The Company's follow-up investigation on these claims is, however, still in process. The Company has requested additional information from Varco where appropriate.

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that most of Varco's indemnity claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations, but its consolidated statement of cash flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, liquidity and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company acquired the Odessa, Texas coating plant prior to the 1980’s. The other three coating plants (the "BHTS plants"), including the Houston, Texas plant, were acquired by ICO as part of the acquisition of Baker Hughes Tubular Services, Inc. ("BHTS") from Baker Hughes Incorporated ("Baker Hughes") in 1992. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. Since 1989, an alternative blasting media (which is not known to produce silica dust) has been used at each of the referenced coating plants. During the years since the mid-1990’s, the Company has been named as a party in lawsuits filed on behalf of former employees of the coating plants located in Odessa and Houston who allegedly suffered from silicosis-related disease as a result of exposure to silica dust produced in the blasting process. Issues surrounding the defense of and the Company’s exposure in cases filed on behalf of employees of the former BHTS plants and the Odessa plant warrant separate analyses due to the different history of ownership of those plants. An agreement with Baker Hughes (described below) affects the Company’s defense and exposure in cases filed by former employees of the BHTS plants, but is not applicable to cases filed on behalf of former employees of the Odessa plant.

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

The Company and Baker Hughes are both presently named as defendants in a lawsuit involving two former employees who allege that they were employees of BHTS and that they suffer from silicosis-related personal injuries, styled Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the "Galvan litigation"). The Company was recently dismissed (subject to a tolling agreement, which is an agreement that would allow the plaintiff to bring the Company back into the suit on or before December 31, 2004) from a second silicosis-related personal injury lawsuit, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the "Koskey litigation"), filed against Baker Hughes and the Company by a former employee of the Houston plant. Notwithstanding the Company’s dismissal from the Koskey litigation, the Company may still have exposure in that case because Baker Hughes remains a party. Recently, however, Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes. The Court has severed Koskey’s case against Baker Hughes and awarded a final judgment, effectively dismissing Baker Hughes without liability. Plaintiff recently filed a motion for new trial, requesting that the trial court reconsider its motion for summary judgment in favor of Baker Hughes.

The Company and Baker Hughes are sharing defense costs in both the Galvan and Koskey litigation pursuant to a cost sharing agreement (the "Agreement") with Baker Hughes. Pursuant to the Agreement, the Company and Baker Hughes agreed to share equally the costs of defense and any judgment or mutually agreed to settlement of occupational health claims asserted against Baker Hughes (and also against the Company, in cases where the Company is also named as a defendant) by former employees of BHTS who contend that Baker Hughes has liability. The only such "occupational health" claims that have been asserted to date have been claims by employees of the BHTS plants who allegedly suffered from silicosis-related disease. Since the Agreement was executed in 1996, two suits to which the Agreement has applied have been settled (which were disclosed in the Company’s filings for prior years, and for which the Company’s payments totaled $750). The Koskey and Galvan litigation are the only lawsuits presently pending that involve former employees of the BHTS plants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Based on the plaintiffs’ allegations and discovery conducted to date, both the Galvan and Koskey litigation are covered by the Agreement with Baker Hughes, and therefore, the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey or Galvan litigation. Issues affecting the Company’s exposure in these cases include the defendants’ ability to effectively challenge each claimant’s silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant, successfully asserting the Company’s preclusion from liability based on the workers’ compensation bar in the Galvan case, and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

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

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties ("PRPs") under CERCLA at five sites: the French Limited site northeast of Houston, Texas, the Sheridan Disposal Services site near Hempstead, Texas, the Combe Fill South Landfill site in Morris County, New Jersey, the Gulf Nuclear Superfund sites at three locations in Texas, and Malone Service Company (MSC) Superfund site in Texas City, Texas.

Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a "buyout agreement," in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company’s remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. Consequently, the Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill, the Gulf Nuclear Superfund sites, and the MSC Superfund site will not be significant. Based on the Company’s current understanding of the remedial status of each of these sites together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, or cash flow.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 17 - Assets Held For Sale

In the first quarter of fiscal 2004, the Company received a No Further Action Determination ("NFA") from the New Jersey Department of Environmental Protection in relation to certain land within the ICO Polymers North America segment the Company acquired in 1996 as part of the Wedco Technology, Inc. acquisition. The net book value of this land was $850 and is included in Prepaid and other current assets line item in the Consolidated Balance Sheet at September 30, 2004. The Company sold the property in December 2004 and expects to record a gain on the sale of $50 in the first quarter of fiscal 2005.

Note 18 - Related Party

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

Following approval by the Company’s shareholders, the Company issued in the second quarter of fiscal 2002, 528,834 shares of common stock with a value of $746 to Travis Street Partners, L.L.C. ("TSP") in connection with TSP’s successful proxy contest regarding the election of James D. Calaway, A. John Knapp, Jr. and Charles T. McCord, III to the Board of Directors.

Note 19 - Discontinued Operations

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. The initial purchase price was subject to a post-closing working capital adjustment for which a gain of $582 was recorded during the three months ended December 31, 2002. All proceeds from the sale have been received except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. The $5,000 was included in the gain recognized on the sale of the Oilfield Services business in fiscal year 2002. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve net of income taxes was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See Note 16 - "Commitments and Contingencies" for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations and the Oilfield Services liabilities retained are shown as a separate line item in the Consolidated Balance Sheet. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations. The Company anticipates the settlement of the Oilfield Services liabilities in the Consolidated Balance Sheet as of September 30, 2004 of $1,557 to occur within the next twelve months. The expense associated with these liabilities has previously been recorded in the Consolidated Statement of Operations as part of income (loss) from discontinued operations, and any adjustments to these liabilities will be reflected as income (loss) from discontinued operations in the period in which the adjustment becomes known.

On July 31, 2003, the Company sold its remaining Oilfield Service business to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities and recorded a pretax gain of $600. The following table summarizes the make-up of income (loss) from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Years Ended September 30,
	2004	2003	2002
Revenues	$ -	$5,062	$111,290
Operating income (loss)	(587)	(301)	3,385

Income (loss) from discontinued operations before gain (loss) on
disposition of Oilfield Services business, net of income taxes	(381)	(191)	1,934
Gain (loss) on disposition of Oilfield Services business, net of income
taxes	(3,250)	(183)	42,280
Income (loss) from discontinued operations, net of income taxes	$(3,631)	$(374)	$44,214

The following table summarizes the calculation of the gain (loss) on the disposition of the Oilfield Services business for fiscal years 2004, 2003 and 2002.

	Years Ended September 30,
	2004	2003	2002
Net cash received on disposition of Oilfield Services	$ -	$ 8,444	$127,981
Receivable on Oilfield Services disposition, subject to post-closing adjustment	-	-	8,809
Total estimated proceeds	-	8,444	136,790
Less: Reserve on escrowed sales proceeds	(5,000)	-	-
Less: Receivable on Oilfield Services disposition	-	(3,809)	-
Less: Net assets sold	-	(3,381)	(74,638)
Less: Transaction costs	-	(175)	(2,928)
Plus: Net liabilities sold	-	91	8,968
Gain (loss) on sale of Oilfield Services disposition before income tax	(5,000)	1,170	68,192
Less: Income tax benefit (expense)	1,750	(1,353)	(25,912)
Gain (loss) on sale of Oilfield Services disposition, net of income tax	$ (3,250)	$ (183)	$42,280

Note 20 - Supplemental Cash Flow Information

During fiscal years 2004, 2003 and 2002, the Company issued to employees $103, $872, and $1,219 worth of common stock, respectively, in connection with the Company’s domestic benefit plans. At September 30, 2004, 2003 and 2002, the Company had accrued $312, $145 and $255, respectively, in connection with the Company’s domestic benefit plan. See Note 15 - "Employee Benefit Plans."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 21 - Operations Information

The following is revenue and long-lived asset information by geographic area as of and for years ended September 30:

	Revenues			Long-Lived Assets
	2004	2003	2002	2004	2003
Europe	$112,554	$89,717	$ 77,906	$22,992	$23,842
Australasia	40,640	32,443	22,770	9,410	7,792
South America	7,273	4,054	91	1,064	1,103
Total foreign	160,467	126,214	100,767	33,466	32,737
United States	97,058	80,400	80,705	27,880	30,867
Total	$257,525	$206,614	$181,472	$61,346	$63,604

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets include net property, plant and equipment, goodwill and other long-term assets.

Note 22 - Segment Information

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis ("tolling" refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (closed during 2004) and UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.  Due to the reorganization of the Company’s reportable segments as well as the Company’s desire to provide additional segment information, the Company has disclosed segment data below in accordance with SFAS 131. The accounting policies of each business segment are consistent with those described in the "Summary of Significant Accounting Policies" in Note 1.

Fiscal Year Ended September 30, 2004	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total
Revenue From External Customers	$112,554	$60,285	$40,640	$36,773	$7,273	-	$257,525
Intersegment Revenues	421	-	-	2,057	-	-	2,478
Operating Income (Loss)	2,400	5,511	3,999	1,444	118	(8,256)	5,216
Depreciation and Amortization	3,680	1,720	719	1,345	139	393	7,996
Impairment, Restructuring and Other Costs (b)	672	-	-	100	-	82	854

Expenditures for Additions to Long Lived Assets	1,178	602	1,760	827	108	250	4,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Fiscal Year Ended September 30, 2003	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total
Revenue From External Customers	$89,717	$48,873	$32,443	$31,527	$4,054	-	$206,614
Intersegment Revenues	878	-	10	3,265	-	-	4,153
Operating Income (Loss)	(9,327)	1,972	3,084	(8,063)	(701)	(9,576)	(22,611)
Depreciation and Amortization	4,228	1,739	476	2,388	111	414	9,356
Impairment, Restructuring and Other Costs(b)	5,511	-	15	6,033	-	1,255	12,814
Expenditures for Additions to Long Lived Assets	4,333	1,141	1,011	1,609	282	549	8,925

Fiscal Year Ended September 30, 2002
Revenue From External Customers	$77,906	$55,440	$22,770	$25,265	$91	-	$181,472
Intersegment Revenues	558	-	-	49	-	-	607
Operating Income (Loss)	(2,151)	2,034	1,836	(1,431)	(433)	(8,960)	(9,105)
Depreciation and Amortization	4,503	1,883	595	2,357	-	902	10,240
Impairment, Restructuring and Other Costs(b)	2,546	137	253	116	-	116	3,168
Expenditures for Additions to Long Lived Assets	2,823	402	442	4,503	919	1,070	10,159
(a) Consists of Corporate expenses and other adjustments.
(b) Impairment, restructuring and other costs are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Australasia	ICO Polymers North America	ICO Brazil	Other(c)	Total
Total Assets
As of September 30, 2004(d)	$69,776	$30,203	$26,697	$20,167	$4,410	$7,217	$158,470
As of September 30, 2003(d)	$62,696	$26,951	$19,828	$21,245	$3,814	$10,727	$145,261

(c) Consists of unallocated Corporate assets including: cash, an income tax receivable and corporate fixed assets.
(d) Includes goodwill of $4,226 and $3,752 for ICO Australasia as of September 30, 2004 and 2003, respectively and $4,493 for Bayshore Industrial as of September 30, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A reconciliation of total segment operating income (loss) to net income (loss) is as follows:

	Twelve Months Ended September 30,
	2004	2003	2002
Operating income (loss)	$5,216	$(22,611)	$(9,105)
Other income (expense):
Interest expense, net	(2,663)	(3,489)	(12,831)
Other	(35)	493	1,492
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,518	(25,607)	(20,444)
Provision (benefit) for income taxes	(1,370)	(4,752)	(4,176)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,888	(20,855)	(16,268)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	(3,631)	(374)	44,214
Net income (loss) before cumulative effect of change in accounting principle	257	(21,229)	27,946
Cumulative effect of change in accounting principle, net of benefit for income taxes	-	(28,863)	-

Net income (loss)	$257	$(50,092)	$27,946

Note 23 - Subsequent Events

During December 2004, the Company refinanced its Australian term debt to extend the maturity to October 31, 2005 from April 30, 2005.  With this extension, the Company classified $1,927 of this term debt as long-term as of September 30, 2004.

Note 24 - Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended
September 30, 2004 and September 30, 2003, respectively.

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004
Revenues	$ 56,847	$67,501	$66,779	$66,398
Gross Profit	10,739	13,484	11,979	11,652
Impairment, restructuring and other costs (income)	104	(116)	180	686
Operating income	971	2,775	1,327	143

Income from continuing operations	205	1,431	397	1,855
Income (loss) from discontinued operations	(95)	3	(3,350)	(189)
Net income (loss)	$110	$1,434	$(2,953)	$1,666
Basic income (loss) per share
Income from continuing operations	$ .01	$ 0.06	$ 0.01	$ 0.07
Loss from discontinued operations	(.01)	-	(0.13)	-
Basic net income (loss) per common share	$ -	$ 0.06	$ (0.12)	$ 0.07
Diluted income (loss) per share
Income (loss) from continuing operations	$ .01	$ 0.05	$ 0.01	$ 0.06
Loss from discontinued operations	(.01)	-	(0.11)	-
Diluted net income (loss) per common share	$ -	$ 0.05	$ (0.10)	$ 0.06

Basic weighted average shares outstanding	25,238,000	25,271,000	25,283,800	25,312,500
Diluted weighted average shares outstanding	25,238,000	29,016,150	28,818,400	28,847,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003
Revenues	$ 45,248	$53,504	$54,416	$53,446
Gross Profit	7,320	9,957	8,428	8,217
Impairment, restructuring and other costs	-	-	806	12,008
Operating loss	$ (2,980)	$(1,391)	$(3,623)	$(14,617)

Loss from continuing operations before change
in accounting principle	$ (2,834)	$(1,683)	$(3,954)	$(12,384)
Income (loss) from discontinued operations	516	32	(388)	(534)
Loss before change in accounting principle	(2,318)	(1,651)	(4,342)	(12,918)
Cumulative effect of change in accounting principle	(28,863)	-	-	-
Net loss	$(31,181)	$(1,651)	$(4,342)	$(12,918)
Basic and diluted income (loss) per share
Loss from continuing operations before cumulative
effect of change in accounting principle	$ (0.14)	$ (0.07)	$ (0.16)	$ (0.50)
Income (loss) from discontinued operations	0.02	-	(0.01)	(0.02)
Income (loss) before cumulative effect of change in
accounting principle	(0.12)	(0.07)	(0.17)	(0.52)
Cumulative effect of change in accounting principle	(1.17)	-	-	-
Basic and diluted net loss per common share	$ (1.29)	$ (0.07)	$ (0.17)	$ (0.52)
Basic and diluted weighted average shares outstanding	24,670,000	24,809,000	24,960,000	25,053,000

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s per share is individually calculated.

ICO, Inc.
Financial Statement Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning	Charged (credited) to		Additions/	Balance at
Classifications	of Year	Expenses		(Deductions)	End of Year

Year ended September 30, 2004:
Allowance for uncollectible accounts -
trade receivables	$2,047	$34		$(55)	$2,026
Inventory reserve	1,481	547		(851)	1,177
Deferred tax valuation allowance	6,269	(2,100)	(a)	-	4,169

Year ended September 30, 2003:
Allowance for uncollectible accounts -
trade receivables	$1,695	$598		$(246)	$2,047
Inventory reserve	502	1,235	(b)	(256)	1,481
Deferred tax valuation allowance	3,519	3,568	(c)	(818)	6,269

Year ended September 30, 2002:
Allowance for uncollectible accounts -
trade receivables	$1,383	$283		$ 29	$1,695
Inventory reserve	464	331		(293)	502
Deferred tax valuation allowance	831	2,688	(c)	-	3,519

(a)	The $2,100 credit to expense of the deferred tax valuation allowance during 2004 was due to the utilization of previously recognized valuation allowances.
(b)	The $1,235 charge to expense related to inventory reserve caused by the Company’s normal review of its inventory obsolescence.
(c)	The charges to expense related to valuation allowances placed against certain deferred tax assets of the Company in fiscal years 2003 and 2002, based upon the Company’s assessment as to the likelihood of realization.

