Form 10-Q
period 2004-12-31
ICO INC
filed 2005-02-11
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

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
YES ___ NO   X

Common stock, without par value 25,429,169 shares
outstanding as of February 2, 2005

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,029	$1,931
Trade accounts receivables (less allowance for doubtful accounts of $2,222 and
$2,026, respectively)	58,312	53,134
Inventories	39,713	32,290
Deferred income taxes	2,587	2,425
Prepaid expenses and other	6,058	6,826
Total current assets	107,699	96,606
Property, plant and equipment, net	53,348	52,198
Goodwill	8,981	8,719
Other assets	1,047	947
Total assets	$171,075	$158,470

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Current liabilities:
Borrowings under credit facilities	$15,358	$8,878
Current portion of long-term debt	5,826	3,775
Accounts payable	33,908	31,856
Accrued salaries and wages	3,981	4,847
Other current liabilities	13,156	13,041
Total current liabilities	72,229	62,397

Deferred income taxes	3,483	3,663
Long-term liabilities	1,968	1,769
Long-term debt, net of current portion	17,651	19,700
Total liabilities	95,331	87,529

Commitments and contingencies	−	−
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $36,602 and $36,058, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized; 0 shares issued and outstanding	−	−
Common stock, without par value 50,000,000 shares authorized; 25,429,169 and 25,338,766 shares issued and outstanding, respectively	44,057	43,807
Additional paid-in capital	103,660	103,452
Accumulated other comprehensive income (loss)	1,383	(1,749)
Accumulated deficit	(73,369)	(74,582)
Total stockholders’ equity	75,744	70,941
Total liabilities and stockholders’ equity	$171,075	$158,470

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended December 31,
	2004	2003
Revenues:
Sales	$62,241	$48,214
Services	9,189	8,633
Total revenues	71,430	56,847
Cost and expenses:
Cost of sales and services	57,909	46,108
Selling, general and administrative	8,756	7,601
Stock option compensation expense	207	11
Depreciation and amortization	2,036	2,052
Impairment, restructuring and other costs	321	104
Operating income	2,201	971
Other income (expense):
Interest expense, net	(686)	(632)
Other	141	212
Income from continuing operations before income taxes	1,656	551
Provision for income taxes	266	346
Income from continuing operations	1,390	205
Loss from discontinued operations, net of benefit for income taxes of ($96) and ($51), respectively	(177)	(95)

Net income	$1,213	$110

Basic income (loss) per share:
Income from continuing operations	$.06	$.01
Loss from discontinued operations	(.01)	(.01)
Net income per common share	$.05	$ −
Diluted income (loss) per share:
Income from continuing operations	$.05	$ .01
Loss from discontinued operations	(.01)	(.01)
Net income per common share	$.04	$ −

Basic weighted average shares outstanding	25,387,000	25,238,000
Diluted weighted average shares outstanding	29,278,600	28,772,600

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months
	Ended December 31,
	2004	2003
Net income	$1,213	$110
Other comprehensive income
Foreign currency translation adjustment	3,210	2,578
Unrealized loss on foreign currency hedges	(78)	(150)

Comprehensive income	$4,345	$2,538

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$ 1,390	$ 205
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	2,036	2,052
Stock option compensation expense	207	11
Unrealized gain on foreign currency	(156)	(146)
Changes in assets and liabilities:
Receivables	(1,893)	743
Inventories	(5,320)	(2,164)
Other assets	128	323
Income taxes payable	(283)	(110)
Deferred taxes	(493)	261
Accounts payable	125	(128)
Other liabilities	(1,180)	(652)
Total adjustments	(6,829)	190
Net cash provided by (used for) operating activities by continuing operations	(5,439)	395
Net cash used for operating activities by discontinued operations	(342)	(309)
Net cash provided by (used for) operating activities	(5,781)	86
Cash flows used for investing activities:
Capital expenditures	(909)	(1,478)
Proceeds from dispositions of property, plant and equipment	942	61
Net cash provided by (used for) investing activities by continuing operations	33	(1,417)

Cash flows used for financing activities:
Common stock transactions	10	-
Proceeds from debt	5,936	1,214
Term debt repayments	(1,217)	(741)
Net cash provided by financing activities by continuing operations	4,729	473
Effect of exchange rates on cash	117	290
Net decrease in cash and equivalents	(902)	(568)
Cash and equivalents at beginning of period	1,931	4,114
Cash and equivalents at end of period	$1,029	$3,546

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1.  BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2004 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2004, the results of operations for the three months ended December 31, 2004 and 2003 and the changes in its cash position for the three months ended December 31, 2004 and 2003. Results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share - Based Payout, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning July 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt this Statement effective July 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this Statement effective October 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

NOTE 3.  EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 3,891,600 and 3,534,600 shares to reflect the conversion of all potentially dilutive securities for the three months ended December 31, 2004 and 2003, respectively. The total amount of anti-dilutive securities for the three months ended December 31, 2004 and 2003 were 1,507,000 and 1,094,000 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the three months ended December 31, 2004 and 2003, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three months ended December 31, 2004 and 2003, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended December 31,
	2004	2003
Basic	25,387,000	25,238,000
Stock Options	357,000	-
Preferred Stock	3,534,600	3,534,600
Diluted	29,278,600	28,772,600

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through December 31, 2004 aggregated $4,352. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

NOTE 4.  INVENTORIES

Inventories consisted of the following:

	December 31, 2004	September 30, 2004
Raw materials	$20,234	$18,157
Finished goods	19,632	14,383
Supplies	1,017	927
Less reserve	(1,170)	(1,177)
Total inventory	$39,713	$32,290

NOTE 5.  INCOME TAXES

The Company’s effective income tax rates were a provision of 16% compared to a provision of 63% during the three months ended December 31, 2004 and 2003, respectively. In the first quarter of fiscal year 2005, the Company’s effective tax rate was 16% primarily due to a decrease in the domestic state deferred tax liability due to tax planning ($307) and the utilization of previously reserved deferred tax assets of $212 in the Company’s Italian and Brazilian subsidiaries. These items were partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. The effective tax rate for the first quarter of fiscal year 2004 was 63% largely due to the effects of an additional valuation allowance placed against the deferred tax asset balance of the Company’s Brazilian and Swedish subsidiaries. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The Company has a prior year domestic net operating loss for tax purposes of approximately $12,759. This loss will be carried back to the 2002 tax year generating a tax refund of approximately $3,069. The $3,069 receivable is included in “Prepaid expenses and other” in the Consolidated Balance Sheet.

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Three months ended December 31,
	2004	2003
Domestic	$(269)	$(609)
Foreign	1,652	1,014
Total	$1,383	$405

The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three months ended December 31,
	2004	2003
Current	$697	$66
Deferred	(527)	229
Total	$170	$295

A reconciliation of the income tax expense (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate is as follows:

	Three months ended December 31,
	2004	2003
Tax expense at statutory rate	$484	$141
Change in the deferred tax assets valuation allowance	(212)	113
Foreign tax rate differential	205	(30)
State taxes, net of federal benefit	(307)	71
	$170	$295

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $2,064 and $3,064 as of December 31, 2004 and September 30, 2004, respectively and foreign letters of credit outstanding of $3,183 and $3,529 as of December 31, 2004 and September 30, 2004, respectively.

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

The Company and Baker Hughes are both presently named as defendants in a lawsuit involving a former employee, Celistino Galvan, who alleges that he was an employee of BHTS and later of ICO’s Odessa plant and that he suffers from silicosis-related personal injuries, styled Celestino Galvan and Alfred Rogers v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the “Galvan litigation”). Mr. Rogers, who is also a plaintiff in the Galvan litigation, recently non-suited (dismissed) his claims against both the Company and Baker Hughes, and accordingly is no longer seeking recovery from the Company or Baker Hughes. The Company has been dismissed from a second silicosis-related personal injury lawsuit, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the “Koskey litigation”), filed against Baker Hughes and the Company by a former employee of the Houston plant. Notwithstanding the Company’s dismissal from the Koskey litigation, the Company may still have exposure in that case because Koskey’s claims against Baker Hughes have not been completely resolved. Recently, however, Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes. The Court severed Koskey’s case against Baker Hughes and awarded a final judgment, effectively dismissing Baker Hughes without liability. Koskey’s motion for new trial, requesting that the trial court reconsider its motion for summary judgment in favor of Baker Hughes, was denied. Koskey has filed an appeal with the Beaumont, Texas Court of Appeals.

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

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA at five sites: the French Limited site northeast of Houston, Texas, the Sheridan Disposal Services site near Hempstead, Texas, the Combe Fill South Landfill site in Morris County, New Jersey, the Gulf Nuclear Superfund sites at three locations in Texas, and Malone Service Company (MSC) Superfund site in Texas City, Texas.

Active remediation of the French Limited site was concluded in the mid-1990s, at which time the PRPs commenced natural attenuation of the site groundwater. This natural attenuation strategy is expected to continue at least through the end of 2005. As part of a “buyout agreement,” in February 1997 the Company paid the PRP group at the French Limited site $42 for the Company’s remaining share of its remedial obligations at that time, and for the future, long-term operation and maintenance of the natural attenuation remedy at this site. While there is a remote possibility that additional active remediation of the French Limited site could be required at some point in the future, the Company does not expect such remediation, should it be necessary, to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill site and, the Gulf Nuclear Superfund sites will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, or cash flow. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 7.  DEBT

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946, as it matures October 31, 2005.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $16,551 and $22,370 at December 31, 2004 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheets, totaled $15,358 and $8,878 at December 31, 2004 and September 30, 2004, respectively.

The Company has a domestic credit facility maturing April 8, 2008 collateralized by domestic receivables and inventory with a maximum borrowing capacity of $15,000 which carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2 ¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants (some of which are described below) which vary depending upon excess availability, as defined in the credit facility agreement. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $1,916 and $415 of outstanding borrowings under the domestic credit facility as of December 31, 2004 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $11,020 and $11,521 based on current levels of accounts receivables, inventory and outstanding letters of credit as of December 31, 2004 and September 30, 2004, respectively.

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

The Company has 16 different foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $13,442 and $8,463 of outstanding borrowings under these foreign credit facilities as of December 31, 2004 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $5,531 and $10,849 based on current levels of accounts receivables and outstanding letters of credit as of December 31, 2004 and September 30, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 8.  EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and service time with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary that employs the employee. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plan is voluntarily matched, typically with ICO common stock. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees’ interests are generally vested immediately. The amount of defined contribution plan expense for the three months ended December 31, 2004 and December 31, 2003 was $220 and $290, respectively.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute 2% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 62. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense. The amount of defined benefit plan pension expense for the three months ended December 31, 2004 and December 31, 2003 was $128 and $120, respectively.

NOTE 9.  DISCONTINUED OPERATIONS

    During fiscal years 2002 and 2003, the Company completed the sale of its Oilfield Services business. Legal fees or other expenses incurred related to the Company’s former Oilfield Services business are expensed as incurred to discontinued operations. See Note 6 - “Commitments and Contingencies” for further discussion of indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

NOTE 10.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of December 31, 2004, the Company had $48,000 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Comapny does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and September 30, 2004, the Company had approximately $4,213 of notional value (fair market value at December 31, 2004 was $4,462) and $5,848 of notional value (fair market value at September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2004, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of December 31, 2004	Currency denomination of receivable
New Zealand	Australia	$2,566	New Zealand Dollar
U.S.	Italy	2,413	U.S. Dollar
New Zealand	Malaysia	1,629	New Zealand Dollar
U.S.	ICO Brazil	922	U.S. Dollar

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Interest Rate
	December 31,	September 30,	December 31,	September 30,
	2004	2004	2004	2004
Euro(1)	$6,496	$4,115	4.61%	4.59%
British Pounds Sterling (2)	4,068	1,811	6.23%	5.97%
New Zealand Dollar (2)	3,555	2,573	8.04%	7.51%
Australian Dollar (3)	3,042	2,682	7.97%	8.03%
United States Dollar(2)	1,916	415	5.50%	5.00%
Malaysian Ringgit (2)	88	23	3.00%	7.75%
Swedish Krona (2)	-	965	-	5.45%

(1) Maturity dates are expected to range from less than one year to five years.
(2) Maturity dates are expected to be less than one year.
(3) Maturity date is less than one year. Interest rate is adjusted quarterly and limited to a minimum rate of 7.70% and a maximum rate of 8.95%.

Forward Currency Exchange Contracts
	December 31,	September 30,
	2004	2004

Receive US$/Pay Australian $:
Contract Amount	US $3,943	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7330	(US$/A$) .6990
Expected Maturity Dates	January 2005 through	October 2004 through
	April 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $270	US $902
Average Contractual Exchange Rate	(US$/NZ$) .7067	(US$/NZ$) .6585
Expected Maturity Dates	January 2005 through	October 2004 through
	April 2005	November 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

NOTE 11.  SEGMENT INFORMATION

The Company’s management structure is organized into four geographical areas defined as ICO Americas (consisting of ICO Polymers North America and ICO Brazil), Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.  The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Courtenay - Australasia, ICO Polymers North America and ICO Brazil.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (plant closed in the fourth quarter of fiscal 2004) and UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Three Months Ended December 31, 2004	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total
Revenue From External Customers	$30,769	$18,860	$10,740	$8,824	$2,237	$ -	$71,430
Intersegment Revenues	123	-	-	753	-	-	876
Operating Income (Loss)	1,269	2,118	935	(123)	(28)	(1,970)	2,201
Depreciation and Amortization	917	429	230	324	40	96	2,036
Impairment, Restructuring and Other Costs(b)	321	-	-	-	-	-	321
Expenditures for Additions to Long Lived Assets	284	149	125	334	17	-	909

Three Months Ended December 31, 2003
Revenue From External Customers	$24,323	$13,577	$9,659	$7,668	$1,620	$ -	$56,847
Intersegment Revenues	82	-	-	666	-	-	748
Operating Income (Loss)	159	975	1,125	172	(42)	(1,418)	971
Depreciation and Amortization	936	439	194	354	35	94	2,052
Impairment, Restructuring and Oher Costs(b)	104	-	-	-	-	-	104
Expenditures for Additions to Long Lived Assets	284	19	1,003	69	33	70	1,478

(a) Consists of corporate expenses and other adjustments.
(b) Impairment, restructuring and other costs are included in operating income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(c)	Total
Total Assets(d)
As of December 31, 2004	$79,170	$32,315	$29,049	$20,081	$4,457	$6,003	$171,075
As of September 30, 2004	$69,776	$30,203	$26,697	$20,167	$4,410	$7,217	$158,470

(c) Consists of unallocated corporate assets including: cash, an income tax receivable and corporate fixed assets.
(d) Includes goodwill of $4,488 and $4,226 for ICO Courtenay - Australasia as of December 31, 2004 and September 30, 2004, respectively, and $4,493 for
      Bayshore Industrial as of December 31, 2004 and September 30, 2004.

A reconciliation of total segment operating income to net income is as follows:

	Three Months Ended December 31,
	2004	2003
Operating income	$2,201	$971
Other income (expense):
Interest expense, net	(686)	(632)
Other	141	212
Income from continuing operations before income taxes	1,656	551
Provision for income taxes	266	346
Income from continuing operations	1,390	205
Loss from discontinued operations, net of benefit for income taxes	(177)	(95)
Net income	$1,213	$110

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited and in thousands, except share and per share data)

Introduction

The Company’s revenues are primarily derived from (1) product sales and (2) toll services in the polymers processing industry. Product sales entail the Company purchasing resin (primarily polyethylene) and other raw materials which are further processed within the Company’s operating facilities. The further processing of the material may involve size reduction services and/or compounding services. Compounding services involve melt blending various resins and additives to produce a homogeneous material. Compounding services include the manufacture and sale of concentrates. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. After processing, the Company sells the finished products to customers. Toll services involve both size reduction and compounding services whereby these services are performed on customer owned material.

The Company’s management structure is organized into four geographical areas defined as ICO Americas (consisting of ICO Polymers North America and ICO Brazil), Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.  The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Courtenay - Australasia, ICO Polymers North America and ICO Brazil.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. “Tolling” refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the UK.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

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

(Unaudited and in thousands, except share and per share data)

Results of Operations

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

	Summary Financial Information
	Three Months Ended December 31,
	2004	2003	Change
Sales revenue	$62,241	$48,214	$14,027
Service revenue	9,189	8,633	556
Total revenues	71,430	56,847	14,583
SG&A (1)	8,963	7,612	1,351
Operating income	2,201	971	1,230
Income from continuing operations	1,390	205	1,185
Net income	$1,213	$110	$1,103

Volumes (2)	72,000	71,000	1,000
Gross margin (3)	18.9%	18.9%	-
SG&A as a percentage of revenue	12.5%	13.4%	(.9%)
Operating income as a percentage of revenue	3.1%	1.7%	1.4%

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $14,583 or 26% to $71,430 during the three months ended December 31, 2004, compared to the same period of fiscal 2004.

The components of the $14,583 and 26% increase in revenue are:

	Increase in Revenue
	%	$
Price/product mix (1)	19	10,560
Translation effect (2)	6	3,156
Volume	1	867
Total change in revenue	26%	$14,583

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

(Unaudited and in thousands, except share and per share data)

During the three months ended December 31, 2004, changes in prices and product mix led to a $10,560 (excluding the impact of foreign currencies) increase in revenue compared to the three months ended December 31, 2003 due primarily to higher resin prices which generally lead to higher average selling prices. The translation effect of stronger foreign currencies relative to the U.S. Dollar increased revenues by $3,156 for the three months ended December 31, 2004.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2004 compared to the three months ended
December 31, 2003

	Three Months Ended December 31
	2004	% of Total	2003	% of Total	Change	%
ICO Europe	$30,769	43	$24,323	43	$6,446	27
Bayshore Industrial	18,860	26	13,577	24	5,283	39
ICO Courtenay - Australasia	10,740	15	9,659	17	1,081	11
ICO Polymers North America	8,824	12	7,668	13	1,156	15
ICO Brazil	2,237	4	1,620	3	617	38
Total	$71,430	100	$56,847	100	$14,583	26

ICO Europe’s revenues increased $6,446 or 27% primarily due to higher average selling prices prompted by higher resin prices ($3,200 positive impact on revenues). Also, the translation effect of stronger European currencies compared to the U.S. Dollar increased revenues by $2,500.

Bayshore Industrial’s revenues increased $5,283 or 39% as a result of higher average selling prices prompted by higher raw material prices ($2,783 positive impact on revenues) and an increase in volumes sold of 18% ($2,500 positive impact on revenues). The volume increase was due to an increase of sales of new and existing products to new and existing customers.

ICO Courtenay - Australasia’s revenues increased $1,081 or 11% primarily due to higher resin prices which resulted in an increase in average selling prices ($2,300 positive impact) and stronger foreign currencies compared to the U.S. Dollar ($635 positive impact). These increases were reduced by a decline in volumes which reduced revenues by $1,854. This decline in volumes was caused in large part by a drop in customer demand due to a temporary slowdown in the Australian water tank market. The decline in demand was caused by heavy rainfall during the quarter.

ICO Brazil’s revenues increased $617 or 38% caused by higher average selling prices due to higher resin costs.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) remained at 18.9% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. Although resin prices increased, the Company was able to maintain margin by passing along the higher resin costs in the form of higher selling prices. Additionally, the Company successfully managed the timing of raw material purchases which also benefited gross margins. These benefits were offset by a reduction in margin caused by the increase in sales revenues which increased primarily due to rising resin prices. Higher resin prices generally result in an increase in selling prices; however, gross profit may not increase, thus causing a reduction in gross margin.

(Unaudited and in thousands, except share and per share data)

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) increased $1,351 or 18% during the three months ended December 31, 2004, compared to the same period in fiscal 2004.

The increase in SG&A was due to the effect of stronger foreign currencies relative to the U.S. Dollar (an impact of approximately $300), an increase in profit sharing expense of $200, an increase in stock option compensation expense of $196, severance costs of $150 related to corporate restructuring and an increase in compensation and benefits costs of approximately $400. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during the three months ended December 31, 2004 compared to 13.4% for the same quarter last year due to the increase in revenues.

Impairment, restructuring and other costs.

During the first quarter of fiscal 2005, the Company relocated its European technical center to a new location in the UK and recognized $170 of costs associated with the relocation. The Company also incurred $151 of additional costs associated with the closure of its Swedish manufacturing operation. The Company currently does not expect to incur any future significant costs associated with the technical center relocation or plant closure in Sweden.

During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece of $104.

Operating income (loss).  Consolidated operating income improved $1,230 or 127% during the three months ended December 31, 2004 to $2,201. The increase was primarily due to an increase in gross profit due to better management of the relationship between selling and raw material prices, offset by an increase in SG&A expenses.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss)	Three Months Ended December 31,
	2004	2003	Change
ICO Europe	$1,269	$159	$1,110
Bayshore Industrial	2,118	975	1,143
ICO Courtenay - Australasia	935	1,125	(190)
ICO Polymers North America	(123)	172	(295)
ICO Brazil	(28)	(42)	14
Subtotal	4,171	2,389	1,782
General Corporate Expense	(1,970)	(1,418)	(552)
Consolidated	$2,201	$971	$1,230

ICO Europe’s operating income improved $1,110 from $159 to $1,269. This improvement was primarily a result of the increase in profitability generated by the Company’s operations in Holland, France and Italy. These increases were due to an increase in feedstock margin per metric ton (feedstock margin is equal to product sales revenues less raw material cost) due to better pricing management and raw material procurement.

Bayshore Industrial’s operating income improved $1,143 or 118% due to an increase in feedstock margin per metric ton sold and growth in volumes.

(Unaudited and in thousands, except share and per share data)

ICO Polymers North America’s operating income (loss), decreased $295 to a loss of $123 primarily caused by higher medical benefits costs of $200 and higher SG&A as a result of additional administrative support added to the ICO Polymers North American operation previously recorded to General Corporate Expenses of approximately $200. Subsequent to the management structure reorganization in the third quarter of fiscal 2004, these administrative support resources began to exclusively support ICO Polymers North America.

General corporate expenses increased $552 or 39% due to an increase in profit sharing expense of $200, higher stock option compensation expense of $196 and $150 of severance costs related to the elimination of the Chief Administrative Officer position in connection with corporate restructuring.

Income Taxes. The Company’s effective income tax rates were a provision of 16% compared to a provision of 63% during the three months ended December 31, 2004 and 2003, respectively. In the first quarter of fiscal year 2005, the Company’s effective tax rate was 16% primarily due to a decrease in the domestic state deferred tax liability due to tax planning ($307) and utilization of previously reserved deferred tax assets of $212 in the Company’s Italian and Brazilian subsidiaries. These items were partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. The effective tax rate for the first quarter of fiscal year 2004 was 63%, largely due to the effects of an additional valuation allowance placed against the deferred tax asset balance of the Company’s Brazilian and Swedish subsidiaries. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

Loss From Discontinued Operations. The loss from discontinued operations during the periods relates to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three months ended December 31, 2004, the Company had net income of $1,213 compared to net income of $110 for the comparable period in fiscal 2004, due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2004.

Three Months Ended
December 31, 2004
Net revenues	$3,156
Operating income	160
Pre-tax income	130
Net income	80

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share - Based Payout, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning July 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have

(Unaudited and in thousands, except share and per share data)

commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt this Statement effective July 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this Statement effective October 1, 2005. The Company does not expect this standard to have a material impact on the Company’s financial statements.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2004	September 30, 2004
Cash and cash equivalents	$ 1,029	$ 1,931
Working capital	35,470	34,209

Cash and cash equivalents declined $902 and working capital increased $1,261 during the three months ended December 31, 2004 due to the factors described below.

For the three months ended December 31, 2004, cash provided by (used for) operating activities by continuing operations decreased to cash used of $(5,439) compared to cash provided of $395 for the three months ended December 31, 2003. This increase to cash used by continuing operations occurred primarily due to a larger increase in inventory and an increase in accounts receivable. Accounts receivable increased $1,893 or 4% (excluding impact of stronger foreign currencies) and inventory increased by $5,320 or 16% (excluding impact of stronger foreign currencies) primarily due to the impact of rising resin prices.

Cash used for operating activities by discontinued operations for the three months ended December 31, 2004 increased to cash used of $342 compared to cash used of $309 for the three months ended December 31, 2003. The cash used of $342 for the three months ended December 31, 2004 was related to payments of oilfield services liabilities retained and expenses incurred related to discontinued operations.

Capital expenditures totaled $909 during the three months ended December 31, 2004 and were related primarily to upgrading the Company’s production facilities. Approximately 37% of the $909 of capital expenditures was spent in the Company’s ICO Polymers North American subsidiary to upgrade existing facilities. Capital expenditures for the remainder of fiscal 2005 are expected to be approximately $8,100 and will be primarily used to upgrade and/or expand the Company’s production capacity. Annual capital expenditures required to upgrade existing equipment and to maintain existing production capacity are approximately $2,500 to $3,000. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2005 capital expenditure requirements.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $915 and recorded a pre-tax gain of $65.

Cash provided by financing activities increased during the three months ended December 31, 2004 to $4,729 compared to $473 during the three months ended December 31, 2003. The change was primarily the result of working capital requirements during the first quarter of fiscal 2005 which led to an increase in debt borrowings primarily under the Company’s credit facilities.

(Unaudited and in thousands, except share and per share data)

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary term debts was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946, as it matures October 31, 2005.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $16,551 and $22,370 at December 31, 2004 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheets, totaled $15,358 and $8,878 at December 31, 2004 and September 30, 2004, respectively.

The Company has a domestic credit facility maturing April 8, 2008 collateralized by domestic receivables and inventory with a maximum borrowing capacity of $15,000 which carries a variable interest rate. The variable interest rate is currently equal to either one-quarter (¼%) percent per annum in excess of the prime rate or two and one-quarter (2 ¼%) percent per annum in excess of the adjusted euro dollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined, excess credit availability under the credit facility and the Company’s financial results. The Company’s domestic credit facility contains customary financial covenants (some of which are described below) which vary depending upon excess availability, as defined in the credit facility agreement. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $1,916 and $415 of outstanding borrowings under the domestic credit facility as of December 31, 2004 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $11,020 and $11,521 based on current levels of accounts receivables, inventory and outstanding letters of credit as of December 31, 2004 and September 30, 2004, respectively.

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

The Company has 16 different foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $13,442 and $8,463 of outstanding borrowings under these foreign credit facilities as of December 31, 2004 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $5,531 and $10,849 based on current levels of accounts receivables and outstanding letters of credit as of December 31, 2004 and September 30, 2004, respectively.

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and will increase the Company’s accounts receivables and inventory. In addition, rising resin prices will also have the effect of increasing working capital as the Company experienced in the first quarter of fiscal 2005.

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2004 and September 30, 2004.

(Unaudited and in thousands, except share and per share data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of December 31, 2004, the Company had $48,000 of net investment in foreign wholly owned subsidiaries. The Company does not hedge this foreign exchange rate risk with the exception of forward currency exchange contracts related to a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and September 30, 2004, the Company had approximately $4,213 of notional value (fair market value at December 31, 2004 was $4,462) and $5,848 of notional value (fair market value at September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2004, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of December 31, 2004	Currency denomination of receivable
New Zealand	Australia	$2,566	New Zealand Dollar
U.S.	Italy	2,413	U.S. Dollar
New Zealand	Malaysia	1,629	New Zealand Dollar
U.S.	ICO Brazil	922	U.S. Dollar

(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt

Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Interest Rate
	December 31,	September 30,	December 31,	September 30,
	2004	2004	2004	2004
Euro(1)	$6,496	$4,115	4.61%	4.59%
British Pounds Sterling (2)	4,068	1,811	6.23%	5.97%
New Zealand Dollar (2)	3,555	2,573	8.04%	7.51%
Australian Dollar (3)	3,042	2,682	7.97%	8.03%
United States Dollar(2)	1,916	415	5.50%	5.00%
Malaysian Ringgit (2)	88	23	3.00%	7.75%
Swedish Krona (2)	-	965	-	5.45%
(1) Maturity dates are expected to range from less than one year to five years.
(2) Maturity dates are expected to be less than one year.
(3) Maturity date is less than one year. Interest rate is adjusted quarterly and limited to a minimum rate of 7.70% and a maximum rate of 8.95%.

Forward Currency Exchange Contracts
	December 31,	September 30,
	2004	2004
Receive US$/Pay Australian $:
Contract Amount	US $3,943	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7330	(US$/A$) .6990
Expected Maturity Dates	January 2005 through	October 2004 through
	April 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $270	US $902
Average Contractual Exchange Rate	(US$/NZ$) .7067	(US$/NZ$) .6585
Expected Maturity Dates	January 2005 through	October 2004 through
	April 2005	November 2004
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 21, 2004.

ITEM 5. OTHER INFORMATION

The Company’s Chief Executive and Chief Financial Officers have each submitted to the Securities and Exchange Commission their certifications as required under 18 U.S.C. 1350, accompanying the filing of this Report.

ITEM 6. EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit

10.1*	—	Second Amendment to Employment Agreement by and between W. Robert Parkey, Jr. and the Company, dated February 11, 2005.
10.2*	—	First Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated February 11, 2005.
10.3*	—	Employment Contract by and between Dario Eduardo Masutti and J.R. Courtenay (N.Z.) Limited, dated March 20, 1998.
10.4*	—	Agreement by and between Derek Bristow and ICO Europe B.V., dated July 17, 2003.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

February 11, 2005	/s/ W. Robert Parkey, Jr.
W. Robert Parkey, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)