Form 10-Q
period 2005-03-31
ICO INC
filed 2005-05-12
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-10068

ICO, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0566682
(State of incorporation)	(I.R.S. Employer Identification No.)

5333 Westheimer Road, Suite 600
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

YES  ☑ NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐NO ☑

There were 25,455,169 shares of common stock without
par value outstanding as of May 2, 2005

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,590	$1,931
Trade accounts receivables (less allowance for doubtful accounts of $2,266 and $2,026, respectively)	61,707	53,134
Inventories	37,531	32,290
Deferred income taxes	2,823	2,425
Prepaid expenses and other	7,533	6,826
Total current assets	111,184	96,606
Property, plant and equipment, net	51,445	52,198
Goodwill	8,947	8,719
Other assets	1,432	947
Total assets	$173,008	$158,470

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Current liabilities:
Borrowings under credit facilities	$9,972	$8,878
Current portion of long-term debt	6,075	3,775
Accounts payable	30,054	31,856
Accrued salaries and wages	4,120	4,847
Other current liabilities	14,286	13,041
Total current liabilities	64,507	62,397

Deferred income taxes	4,127	3,663
Long-term liabilities	1,742	1,769
Long-term debt, net of current portion	26,932	19,700
Total liabilities	97,308	87,529

Commitments and contingencies	−	−
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $37,146 and $36,058, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized; 0 shares issued and outstanding	−	−
Common stock, without par value 50,000,000 shares authorized; 25,454,719 and 25,338,766 shares issued and outstanding, respectively	44,121	43,807
Additional paid-in capital	103,830	103,452
Accumulated other comprehensive income (loss)	226	(1,749)
Accumulated deficit	(72,490)	(74,582)
Total stockholders’ equity	75,700	70,941
Total liabilities and stockholders’ equity	$173,008	$158,470

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

Three Months Ended March 31,	Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Sales	$69,283	$58,490	$131,524	$106,704
Services	8,852	9,011	18,041	17,644
Total revenues	78,135	67,501	149,565	124,348
Cost and expenses:
Cost of sales and services	64,179	54,017	122,088	100,125
Selling, general and administrative	9,546	8,660	18,302	16,261
Stock option compensation expense	190	231	397	242
Depreciation and amortization	2,016	1,934	4,052	3,986
Impairment, restructuring and other costs (income)	22	(116)	343	(12)
Operating income	2,182	2,775	4,383	3,746
Other income (expense):
Interest expense, net	(774)	(663)	(1,460)	(1,295)
Other	(97)	59	44	271
Income from continuing operations before income taxes	1,311	2,171	2,967	2,722
Provision for income taxes	289	740	555	1,086
Income from continuing operations	1,022	1,431	2,412	1,636
Income (loss) from discontinued operations, net of benefit for income taxes of ($73), $0, ($169) and ($51), respectively	(143)	3	(320)	(92)

Net income	$879	$1,434	$2,092	$1,544

Basic income (loss) per share:
Income from continuing operations	$.04	$.06	$.09	$.06
Income (loss) from discontinued operations	(.01)	-	(.01)	-
Net income per common share	$.03	$.06	$.08	$.06
Diluted income (loss) per share:
Income from continuing operations	$.03	$.05	$.08	$.05
Income (loss) from discontinued operations	-	-	(.01)	-
Net income per common share	$.03	$.05	$.07	$.05

Basic weighted average shares outstanding	25,436,000	25,271,000	25,411,000	25,254,000
Diluted weighted average shares outstanding	29,454,600	29,016,150	29,366,600	28,893,875

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net income	$879	$1,434	$2,092	$1,544
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,346)	(395)	1,864	2,183
Unrealized gain on foreign currency hedges	189	171	111	21

Comprehensive income (loss)	$(278)	$1,210	$4,067	$3,748

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,092	$1,544
Loss from discontinued operations	320	92
Income from continuing operations	2,412	1,636
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation and amortization	4,052	3,986
Stock option compensation expense	397	242
Changes in assets and liabilities:
Receivables	(6,741)	(8,685)
Inventories	(4,090)	(4,078)
Other assets	(1,281)	123
Income taxes payable	(957)	849
Deferred taxes	(87)	(347)
Accounts payable	(2,785)	6,041
Other liabilities	702	(396)
Total adjustments	(10,790)	(2,265)
Net cash used for operating activities by continuing operations	(8,378)	(629)
Net cash used for operating activities by discontinued operations	(410)	(1,086)
Net cash used for operating activities	(8,788)	(1,715)
Cash flows used for investing activities:
Capital expenditures	(1,988)	(2,745)
Proceeds from dispositions of property, plant and equipment	946	432
Net cash used for investing activities by continuing operations	(1,042)	(2,313)

Cash flows provided by financing activities:
Common stock transactions	50	-
Proceeds from debt	12,741	2,995
Term debt repayments	(3,113)	(1,585)
Debt financing costs	(264)	-
Net cash provided by financing activities by continuing operations	9,414	1,410
Effect of exchange rates on cash	75	228
Net decrease in cash and equivalents	(341)	(2,390)
Cash and equivalents at beginning of period	1,931	4,114
Cash and equivalents at end of period	$1,590	$1,724

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2004 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2005, the results of operations for the three and six months ended March 31, 2005 and 2004 and the changes in its cash position for the six months ended March 31, 2005 and 2004. Results of operations for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share - Based Payment, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning October 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

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

NOTE 3. EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 4,018,600 and 3,955,600 shares to reflect the conversion of all potentially dilutive securities for the three and six months ended March 31, 2005, respectively and increased by 3,745,150 and 3,639,875 for the three and six months ended March 31, 2004, respectively. The total amount of anti-dilutive securities for the three and six months ended March 31, 2005 was 1,413,000 and 1,477,000 shares, respectively compared to 1,572,000 and 1,193,000 for the three and six months ended March 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted income (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the six months ended March 31, 2005 and 2004, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three and six months ended March 31, 2005 and 2004, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Basic	25,436,000	25,271,000	25,411,000	25,254,000
Stock Options	484,000	210,550	421,000	105,275
Preferred Stock	3,534,600	3,534,600	3,534,600	3,534,600
Diluted	29,454,600	29,016,150	29,366,600	28,893,875

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through March 31, 2005 aggregated $4,896. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

NOTE 4. INVENTORIES

Inventories consisted of the following:

	March 31, 2005	September 30, 2004
Raw materials	$20,306	$18,157
Finished goods	17,508	14,383
Supplies	984	927
Less reserve	(1,267)	(1,177)
Total inventory	$37,531	$32,290

NOTE 5. INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Domestic	$196	$(129)	$(73)	$(738)
Foreign	899	2,303	2,551	3,317
Total	$1,095	$2,174	$2,478	$2,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Current	$590	$1,072	$1,287	$1,138
Deferred	(374)	(332)	(901)	(103)
Total	$216	$740	$386	$1,035

A reconciliation of the income tax expense (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate of 20% and 16% for the three and six months ended March 31, 2005 and 34% and 40% for the three and six months ended March 31, 2004 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Tax expense at statutory rate	$383	$761	$867	$903
Increase in deferred tax assets valuation allowance	91	11	45	266
Non-deductible expenses and other, net	(319)	45	(314)	48
Foreign tax rate differential	(280)	(130)	(246)	(306)
Subpart F income	341	-	341	-
State taxes, net of federal benefit	-	53	(307)	124
Provisions for income taxes, as reported	$216	$740	$386	$1,035

A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized. The Company has a valuation allowance placed against the deferred tax assets of the Italian, Brazilian and the Swedish subsidiaries. During the three and six months ended March 31, 2005, the Company increased the valuation allowance of its Brazilian subsidiary by $222 and $217, respectively and its Swedish subsidiary during the six months by $121. The Company’s Italian subsidiary utilized a previously reserved deferred tax asset of $131 and $293 during the three and six months ended March 31, 2005. During the six months ended March 31, 2004, the Company increased its valuation allowance by $266 primarily related to its Swedish subsidiary.

The Company had a prior year domestic net operating loss for tax purposes of $11,588. This loss was carried back to the 2002 tax year generating a tax refund of $3,400. The $3,400 receivable is included in “Prepaid expenses and other” in the Consolidated Balance Sheet and was received in April 2005.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1,580 and $3,064 as of March 31, 2005 and September 30, 2004, respectively and foreign letters of credit outstanding of $2,633 and $3,529 as of March 31, 2005 and September 30, 2004, respectively.

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business.

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business ("Oilfield Services") to Varco. Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relate to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated.

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations, but its Consolidated Statement of Cash Flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, liquidity and results of operations.

Thibodaux Litigation.   In September 2004, C.M. Thibodaux Company, Ltd. (“Thibodaux”) amended its petition in a case pending in Louisiana to add claims against the Company.  Thibodaux alleges that the Company and a former sub-lessee, Intracoastal Tubular Services, Inc. (“ITCO”), contaminated land that the Company’s former Oilfield Services business leased from Thibodaux.  The leased property, located in Amelia, Louisiana, has allegedly been contaminated with naturally occurring radioactive waste (“NORM”) generated during the Company’s and ITCO’s servicing of oilfield equipment.  The plaintiff also sued 30 oil companies (the “Oil Company Defendants”), alleging that they allowed or caused the uncontrolled dispersal of NORM upon Thibodaux’s property.   These claims by Thibodaux are part of a more extensive lawsuit filed by Thibodaux against ITCO, the Oil Company Defendants, several insurance companies and four trucking companies (the “Thibodaux Lawsuit”) in October of 2001.    The operations on the property that the Company formerly leased were sold by the Company to Varco in September 2002 as part of the sale by the Company of substantially all of its Oilfield Services business.  In the Thibodaux lawsuit, Thibodaux is suing ICO for recovery of clean-up costs, diminution or complete loss of property values, and other damages.  However, the Company believes that a significant portion of the damages being sought, specifically the NORM remediation costs, are included within the claims being asserted by Varco in its indemnification claims.  See “Varco Indemnification Claims” above.  Discovery against the Plaintiff is ongoing, and the Company intends to assert a vigorous defense in this litigation.  An adverse judgment against the Company in the Thibodaux Lawsuit could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 7. DEBT

During the second quarter of fiscal 2005, the Company’s U.S. and European subsidiaries refinanced approximately $12,000 of primarily short-term debt in several transactions, replacing it with term debt with maturities ranging from five years to fifteen years, with fixed interest rates ranging from 5.0% to 7.2%, and with principal repayments that are either monthly or quarterly.

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary, which matures on October 31, 2005, was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946.

Long-term debt at March 31, 2005 and September 30, 2004 consisted of the following.

	March 31, 2005	September 30, 2004
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.	$10,095	$10,095
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	4,993	5,269
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	3,330	-
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of March 31, 2005 and September 30, 2004 were 8.0%. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through October 2005. Interest and principal payments are made quarterly.	2,597	2,666
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,455	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,881	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,700	-
Term loan of the Company Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	1,259	-
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over certain real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	1,085	-
Various others within several different countries in which the Company operates, collateralized by mortgages on certain land and buildings and other assets of the Company. As of March 31, 2005, interest rates range between 3.2% and 9.2% with maturity dates between September 2005 and February 2027. The interest and principal payments are monthly, quarterly or semi-annually.	3,612	5,445
Total	33,007	23,475
Less current maturities	6,075	3,775
Long-term debt less current maturities	$26,932	$19,700

On April 29, 2005, the Company gave notice of its desire to redeem $5,095 of the Company’s 10 3/8% Series B Senior Notes at par value on June 1, 2005.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $22,874 and $22,370 at March 31, 2005 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheets, totaled $9,972 and $8,878 at March 31, 2005 and September 30, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The Company currently has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collaterized by domestic receivables and inventory. This $20,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two (2%) percent per annum in excess of the adjusted eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $1,338 and $415 of outstanding borrowings under the domestic credit facility as of March 31, 2005 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $12,082 and $11,521 based on current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of March 31, 2005 and September 30, 2004, respectively.

On April 14, 2005, the Company amended its domestic credit facility to extend the maturity by one year to April 9, 2009, to increase the inventory financing limits by 33%, from $6,000 to $8,000, to reduce the fees and expenses under the agreement and to make changes to the financial covenants in the Company’s favor. In addition, the amendment established an additional $5,000 line of credit to finance certain existing equipment and equipment to be purchased by the ICO Polymers North America and Bayshore Industrial segments. On May 10, 2005, the Company amended its domestic credit facility to increase the revolving credit line by $5,000 to $20,000. These two amendments increased the total facility to $25,000.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,634 and $8,463 of outstanding borrowings under these foreign credit facilities as of March 31, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $10,792 and $10,849 based on current levels of accounts receivables, outstanding letters of credit and borrowings as of March 31, 2005 and September 30, 2004, respectively.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and period of service with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plan is voluntarily matched, typically with ICO common stock. Domestic employees’ interests in the Company’s contributions and earnings are vested over five years of service, while foreign employees’ interests are generally vested immediately. The amount of defined contribution plan expense for the three and six months ended March 31, 2005 was $245 and $465, respectively compared to $195 and $485 for the three and six months ended March 31, 2004.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute 2% of the cost associated with their individual pension basis. The plan provides retirement benefits at the normal retirement age of 62. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense. The amount of defined benefit plan pension expense for the three and six months ended March 31, 2005 was $207 and $335, respectively compared to $125 and $245 for the three and six months ended March 31, 2004.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

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

NOTE 10. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of March 31, 2005, the Company had $47,000 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and September 30, 2004, the Company had approximately $4,677 of notional value (fair market value at March 31, 2005 was $4,737) and $5,848 of notional value (fair market value September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms. The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies for which the transactions are denominated will result in a gain or loss to the Consolidated Statement of Operations. These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of March 31, 2005	Currency denomination of receivable
New Zealand	Australia	$3,244	New Zealand Dollar
U.S.	Italy	2,146	U.S. Dollar
New Zealand	Malaysia	1,652	New Zealand Dollar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
	US$ Equivalent		Weighted Average Interest Rate
Currency	March 31,	September 30,	March 31,	September 30,
Denomination of Indebtedness	2005	2004	2005	2004
New Zealand Dollar (1)	$3,816	$2,573	8.07%	7.51%
Euro(2)	3,521	4,115	4.60%	4.59%
Australian Dollar (1)	3,031	2,682	7.97%	8.03%
British Pounds Sterling (1)	1,568	1,811	6.50%	5.97%
United States Dollar(1)	1,338	415	5.26%	5.00%
Malaysian Ringgit (1)	238	23	2.89%	7.75%
Swedish Krona (1)	-	965	-	5.45%

(1) Maturity dates are expected to be less than one year as of March 31, 2005.
(2) Maturity dates are expected to range from less than one year to five years.

Forward Currency Exchange Contracts

	March 31,	September 30,
	2005	2004
Receive US$/Pay Australian $:
Contract Amount	US $4,631	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7632	(US$/A$) .6990
Expected Maturity Dates	April 2005 through	October 2004 through
	August 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $46	US $902
Average Contractual Exchange Rate	(US$/NZ$) .6966	(US$/NZ$) .6585
Expected Maturity Dates	April 2005 through	October 2004 through
	July 2005	November 2004
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (plant closed in the fourth quarter of fiscal 2004) and the U.K. The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Six Months Ended March 31, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total
Revenue From External Customers	$65,473	$38,070	$22,336	$19,678	$4,008	-	$149,565
Intersegment Revenues	319	229	-	1,297	-	-	1,845
Operating Income (Loss)	2,914	4,508	1,322	204	(575)	(3,990)	4,383
Depreciation and Amortization	1,840	830	469	650	82	181	4,052
Impairment, Restructuring and Other Costs(b)	343	-	-	-	-	-	343
Expenditures for Additions to Long Lived Assets	696	242	295	716	25	14	1,988

Six Months Ended March 31, 2004
Revenue From External Customers	$54,360	$29,274	$20,000	$17,482	$3,232	-	$124,348
Intersegment Revenues	87	-	-	961	-	-	1,048
Operating Income (Loss)	1,621	2,625	2,340	1,065	(37)	(3,868)	3,746
Depreciation and Amortization	1,818	870	347	690	70	191	3,986
Impairment, Restructuring and Other Costs (Income) (b)	(99)	-	-	-	-	87	(12)
Expenditures for Additions to Long Lived Assets	649	115	1,288	410	78	205	2,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Three Months Ended March 31, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(a)	Total
Revenue From External Customers	$34,704	$19,210	$11,596	$10,854	$1,771	-	$78,135
Intersegment Revenues	196	229	-	544	-	-	969
Operating Income (Loss)	1,645	2,390	387	327	(547)	(2,020)	2,182
Depreciation and Amortization	923	401	239	326	42	85	2,016
Impairment, Restructuring and Other Costs(b)	22	-	-	-	-	-	22
Expenditures for Additions to Long Lived Assets	412	93	170	382	8	14	1,079

Three Months Ended March 31, 2004
Revenue From External Customers	$30,037	$15,697	$10,341	$9,814	$1,612	-	$67,501
Intersegment Revenues	5	-	-	295	-	-	300
Operating Income (Loss)	1,462	1,650	1,215	893	5	(2,450)	2,775
Depreciation and Amortization	882	431	153	336	35	97	1,934
Impairment, Restructuring and Other Costs (Income) (b)	(203)	-	-	-	-	87	(116)
Expenditures for Additions to Long Lived Assets	365	96	285	341	45	135	1,267

(a) Consists of corporate expenses and other adjustments.
(b) Impairment, restructuring and other costs (income) are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(c)	Total
Total Assets(d)
As of March 31, 2005	$75,109	$37,140	$29,194	$21,915	$4,184	$5,466	$173,008
As of September 30, 2004	$69,776	$30,203	$26,697	$20,167	$4,410	$7,217	$158,470

(c) Consists of unallocated corporate assets including: cash, an income tax receivable and corporate fixed assets.
(d) Includes goodwill of $4,454 and $4,226 for ICO Courtenay - Australasia as of March 31, 2005 and September 30, 2004, respectively, and $4,493 for Bayshore Industrial as of March 31, 2005 and September 30, 2004.

A reconciliation of total segment operating income to net income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating income	$2,182	$2,775	$4,383	$3,746
Other income (expense):
Interest expense, net	(774)	(663)	(1,460)	(1,295)
Other	(97)	59	44	271
Income from continuing operations before income taxes	1,311	2,171	2,967	2,722
Provision for income taxes	289	740	555	1,086
Income from continuing operations	1,022	1,431	2,412	1,636
Income (loss) from discontinued operations, net of benefit for income taxes	(143)	3	(320)	(92)
Net income	$879	$1,434	$2,092	$1,544

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. “Tolling” refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the U.K.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Cost of sales and services is primarily comprised of purchased raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits paid to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs and legal and professional accounting fees.

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

(Unaudited and in thousands, except share and per share data)

Results of Operations

Three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004

	Summary Financial Information
	Three Months Ended March 31,				Six Months Ended March 31,
	2005	2004	Change	%	2005	2004	Change	%
Sales revenue	$69,283	$58,490	$10,793	18%	$131,524	$106,704	$24,820	23%
Service revenue	8,852	9,011	(159)	(2%)	18,041	17,644	397	2%
Total revenue	78,135	67,501	10,634	16%	149,565	124,348	25,217	20%
SG&A (1)	9,736	8,891	845	10%	18,699	16,503	2,196	13%
Operating income	2,182	2,775	(593)	(21%)	4,383	3,746	637	17%
Income from continuing operations	1,022	1,431	(409)	(29%)	2,412	1,636	776	47%
Net income	879	1,434	(555)	(39%)	2,092	1,544	548	35%

Volumes (2)	74,000	80,000	(6,000)	(8%)	146,000	151,000	(5,000)	(3%)
Gross margin (3)	17.9%	20.0%	(2.1%)		18.4%	19.5%	(1.1%)
SG&A as a percentage of revenues	12.5%	13.2%	(.7%)		12.5%	13.3%	(.8%)
Operating income as a percentage of revenues	2.8%	4.1%	(1.3%)		2.9%	3.0%	(.1%)

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $10,634 or 16% to $78,135 and $25,217 or 20% to $149,565 during the three and six months ended March 31, 2005, compared to the same periods of fiscal 2004.

The components of the increase in revenue are:

	Increase/(Decrease)
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Price/product mix (1)	19%	20%
Translation effect (2)	4%	4%
Volume	(7%)	(4%)
Percentage change in revenue	16%	20%
(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

(Unaudited and in thousands, except share and per share data)

During the three and six months ended March 31, 2005, changes in prices and product mix led to a $13,000 and $25,200 (excluding the impact of foreign currencies) increase in revenue compared to the three and six months ended March 31, 2004 due primarily to higher resin prices which generally lead to higher average selling prices. The translation effect of stronger foreign currencies relative to the U.S. Dollar increased revenues by $2,640 and $5,125 for the three and six months ended March 31, 2005, respectively. These increases were partially offset by a decline in volumes sold which reduced revenues by $5,006 and $5,108 for the three and six months ended March 31, 2005, respectively. The volume declines were primarily driven by lower volumes in the Company’s ICO Europe and ICO - Courtenay Australasia business segments due to lower customer demand.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended March 31, 2005 compared to the three months ended
March 31, 2004

	Three Months Ended March 31,
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$34,704	44	$30,037	45	$4,667	16
Bayshore Industrial	19,210	25	15,697	23	3,513	22
ICO Courtenay - Australasia	11,596	15	10,341	15	1,255	12
ICO Polymers North America	10,854	14	9,814	15	1,040	11
ICO Brazil	1,771	2	1,612	2	159	10
Total	$78,135	100	$67,501	100	$10,634	16

ICO Europe’s revenues increased $4,667 or 16% primarily due to higher average selling prices prompted by higher resin prices ($6,400 impact). Also, the translation effect of stronger European currencies compared to the U.S. Dollar increased revenues by $2,100. A decline in volumes sold of 12% caused by a reduction in customer demand caused revenues to decline $3,833.

Bayshore Industrial’s revenues increased $3,513 or 22% as a result of higher average selling prices due to higher raw material prices ($2,900 impact) and an increase in volumes sold of 4% ($613 impact). The volume increase was due to an increase of sales of new and existing products to new and existing customers.

Revenues by segment for the six months ended March 31, 2005 compared to the six months ended
March 31, 2004

	Six Months Ended March 31,
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$65,473	44	$54,360	44	$11,113	20
Bayshore Industrial	38,070	25	29,274	23	8,796	30
ICO Courtenay - Australasia	22,336	15	20,000	16	2,336	12
ICO Polymers North America	19,678	13	17,482	14	2,196	13
ICO Brazil	4,008	3	3,232	3	776	24
Total	$149,565	100	$124,348	100	25,217	20

ICO Europe’s revenue increased $11,113 or 20% due to higher average selling prices primarily caused by higher resin prices ($11,400 impact) and stronger European currencies compared to the U.S. Dollar ($4,000 impact). These increases were partially offset by an overall reduction in volumes sold of 7% which had the effect of reducing revenues by $4,287.

(Unaudited and in thousands, except share and per share data)

Bayshore Industrial’s revenues increased $8,796 or 30% as a result of higher average selling prices caused by higher raw material costs ($5,678 impact) and stronger demand which increased volumes sold by 11% ($3,118 impact).

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased to 17.9% and 18.4% for the three and six months ended March 31, 2005 compared to 20.0% and 19.5% for the three and six months ended March 31, 2004. The reduction in gross margin was caused by an increase in product sales prices and hence higher sales revenues which increased primarily due to rising resin prices. Higher resin prices have historically resulted in higher selling prices; however, gross profit may not increase, thus causing a reduction in gross margin. Partially offsetting this decline was an improvement in the Company’s feedstock margin per ton (feedstock margin is equal to product sales revenues less raw material costs). Although resin prices increased, the Company was able to maintain margin by passing along the higher resin costs in the form of higher selling prices. Additionally, the Company successfully managed the timing of raw material purchases which also benefited gross margins. An increase in supplier rebates of $900 related to European raw material purchases also benefited gross margins.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) increased $845 or 10% and $2,196 or 13% during the three and six months ended March 31, 2005, compared to the same period in fiscal 2004.

Included in SG&A are the following expenses:

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	2004	Change	2005	2004	Change
Professional accounting fees	$430	$230	$200	$810	$470	$340
Severance expense	250	-	250	405	11	394
Third party Sarbanes - Oxley implementation expense	310	-	310	350	-	350
Bad debt expense	190	30	160	255	30	225
Total	$1,180	$260	$920	$1,820	$511	$1,309

The increase in SG&A for the three month period comparison was due to the effect of stronger foreign currencies relative to the U.S. Dollar (an impact of approximately $300), severance costs of $250 related to employee headcount reductions within ICO Polymers North American and the Corporate office and an increase in compensation and benefits costs of approximately $200. In addition, as a result of the Company’s fiscal year 2005 requirement to perform an evaluation of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Company incurred consulting costs related to this implementation of $310 during the three months ended March 31, 2005. Professional accounting fees also increased approximately $200 during the quarter due to the expected higher cost of the fiscal year 2005 audit that will be performed by the Company’s independent auditors related to the Company’s internal control system. These increases were partially offset by a reduction in profit sharing expenses of $260. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during the three months ended March 31, 2005 compared to 13.2% for the same quarter last year due to the growth in revenues.

For the six months ended March 31, 2005, SG&A increased as a result of higher compensation and benefits cost of $700, stronger foreign currencies compared to the U.S. Dollar (an impact of approximately $500) and an increase in severance costs of $394 related to employee headcount reductions within ICO Polymers North American and the Corporate office. For the six month 2005 period , the Company incurred $350 of Sarbanes-Oxley implementation costs compared to zero in the prior fiscal year period. Professional accounting fees expense also increased $340 primarily as a result of the higher audit costs expected for fiscal 2005 due to Sarbanes-Oxley. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during the six months ended March 31, 2005 compared to 13.3% for the six months ended March 31, 2004 due to the growth in revenues.

Impairment, restructuring and other costs.  During the first quarter of fiscal 2005, the Company relocated its European technical center to a new location in the U.K. and recognized $170 of costs in the first quarter and $22 of costs in the second quarter. The Company also incurred $151 of additional costs associated with the closure of its Swedish manufacturing operation in the first quarter. The Company currently does not expect to incur any future significant costs associated with the technical center relocation or plant closure in Sweden.

(Unaudited and in thousands, except share and per share data)

During the second quarter of fiscal 2004, the Company negotiated the settlement of a severance obligation with a former employee and reversed $116 of previously recognized severance. During the first quarter of fiscal 2004, the Company recognized severance expense associated with the closure of its operation in Greece in the amount of $104.

Operating income (loss).  Consolidated operating income decreased $593 or 21% during the three months ended March 31, 2005 to $2,182. The decrease was primarily due to an increase in SG&A expenses.

For the six months ended March 31, 2005, consolidated operating income increased $637 or 17% as compared to the previous fiscal year period. This increase was a result of the increase in gross profit of $3,254 partially offset by the higher SG&A expenses of $2,196 and higher impairment, restructuring and other costs of $355.

Operating income (loss) by segment for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Operating income (loss)	Three Months Ended March 31,
	2005	2004	Change
ICO Europe	$1,645	$1,462	$183
Bayshore Industrial	2,390	1,650	740
ICO Courtenay - Australasia	387	1,215	(828)
ICO Polymers North America	327	893	(566)
ICO Brazil	(547)	5	(552)
Subtotal	4,202	5,225	(1,023)
General Corporate Expense	(2,020)	(2,450)	430
Consolidated	$2,182	$2,775	$(593)

Operating Income (loss) as a percentage of revenues	Three Months Ended March 31,
	2005	2004	Increase/ (Decrease)
ICO Europe	5%	5%	-
Bayshore Industrial	12%	11%	1%
ICO Courtenay - Australasia	3%	12%	(9%)
ICO Polymers North America	3%	9%	(6%)
ICO Brazil	(31%)	0%	(31%)
Consolidated	3%	4%	(1%)

ICO Europe’s operating income increased $183 or 13% due to an increase in supplier rebates of $900 related to raw material purchases, as well as lower operating costs of $300 as a result of the closure of the Swedish plant in the prior year. These items were partially offset by the effect of reduced volumes sold and a credit (i.e. a reversal of previously recognized expense) for the settlement of a severance obligation of $203 recognized in the second quarter of fiscal 2004.

Bayshore Industrial’s operating income improved $740 or 45% due to an increase in feedstock margin per metric ton sold and to a lesser extent, growth in volumes.

ICO Courtenay - Australasia’s operating income decreased $828 or 68% to $387 primarily as a result of a decline in volumes sold. The volume reduction is due to reduced customer demand in New Zealand and Australia particularly within the Australian water tank segment of the market.

ICO Polymers North America’s operating income decreased $566 or 63% to $327 primarily caused by higher plant compensation costs of $160, higher medical expenses of $160 and higher SG&A as a result of additional administrative support employees transferred to the ICO Polymers North America operations previously included in general corporate expenses of approximately $200. Subsequent to the management reorganization in the third quarter of fiscal 2004, these administrative support resources began to exclusively support ICO Polymers North America.

(Unaudited and in thousands, except share and per share data)

ICO Brazil’s operating income (loss) decreased $552 to a loss of $547. This decrease was primarily due to lower feedstock margin per metric ton sold due to price pressures, a 15% reduction in volumes sold, an import duty tax recognized during the quarter related to inventory purchases and an increase in bad debt expense related to slow paying customers. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which has reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agricultural segment of the market.

General corporate expenses decreased $430 or 18% due to a decrease in profit sharing expense of $400 and lower compensation costs due to the restructuring of administrative support resources to ICO Polymers North America (approximately $200). These reduced expenses were partially offset by higher Sarbanes - Oxley implementation costs of $310 and higher severance costs of $120 related to corporate restructuring. In addition, the three months ended March 31, 2004 included impairment, restructuring and other costs of $87.

Operating income (loss) by segment for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Operating income (loss)	Six Months Ended March 31,
	2005	2004	Change
ICO Europe	$2,914	$1,621	$1,293
Bayshore Industrial	4,508	2,625	1,883
ICO Courtenay - Australasia	1,322	2,340	(1,018)
ICO Polymers North America	204	1,065	(861)
ICO Brazil	(575)	(37)	(538)
Subtotal	8,373	7,614	759
General Corporate expense	(3,990)	(3,868)	(122)
Consolidated	$4,383	$3,746	$637

Operating Income (loss) as a percentage of revenues	Six Months Ended March 31,
	2005	2004	Increase/ (Decrease)
ICO Europe	4%	3%	1%
Bayshore Industrial	12%	9%	3%
ICO Courtenay - Australasia	6%	12%	(6%)
ICO Polymers North America	1%	6%	(5%)
ICO Brazil	(14%)	(1%)	(13%)
Consolidated	3%	3%	-

ICO Europe’s operating income improved $1,293 or 80%. This improvement was primarily a result of an increase in supplier rebates of $900 related to raw material purchases and an increase in feedstock margin per metric ton due to improved product sales pricing management ($600 positive impact). These improvements were partially offset by higher impairment, restructuring and other costs of $442.

Bayshore Industrial’s operating income improved $1,883 or 72% due to an increase in feedstock margin per metric ton sold and growth in volumes.

ICO Courtenay - Australasia’s operating income decreased $1,018 or 44% primarily as a result of a reduction in volumes sold in New Zealand and Australia. The volume reduction is due to reduced customer demand in New Zealand and Australia particularly within the Australian water tank segment of the market.

ICO Polymers North America’s operating income decreased $861 to $204 primarily caused by higher medical expenses of $380 and higher SG&A as a result of additional administrative support employees transferred to the ICO Polymers North American operation previously included in general corporate expenses of approximately $400. Subsequent to the management reorganization in the third quarter of fiscal 2004, these administrative support resources began to exclusively support ICO Polymers North America.

(Unaudited and in thousands, except share and per share data)

ICO Brazil’s operating loss increased $538 to a loss of $575. This increase was due primarily to an import duty tax recognized during the quarter related to inventory purchases and higher bad debt expense related primarily to certain slow paying customers. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which has reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agriculture segment of the market.

General corporate expenses increased $122 or 3% due to higher severance costs of $270 and higher stock option compensation expense of $155. In addition, as a result of the Company’s fiscal year 2005 requirement to perform an evaluation of the Company’s internal controls in accordance with Sarbanes-Oxley, the Company incurred Sarbanes-Oxley implementation consulting costs of $350 during the six months ended March 31, 2005. These increases were offset by lower expenses related to the transfer of certain administrative support employees to ICO Polymers North America of approximately $400 and a reduction in profit sharing expense of $200.

Income Taxes (from continuing operations). The Company’s effective income tax rates were 22% and 19% during the three and six months ended March 31, 2005, respectively, compared to the U.S. statutory rate of 35%. These rates were less than the U.S. statutory rate of 35% due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, a decrease in the state deferred tax liability as a result of tax planning in the amount of $307 during the three months ended December 31, 2004 and the utilization of a previously reserved deferred tax asset in the Company’s Italian subsidiary of $131 and $293 during the three and six months ended March 31, 2005, respectively, reduced the effective tax rate. These items were partially offset by an increase in the overall valuation allowance in the Company’s Brazilian subsidiary of $222 and $217 for the three and six months ended March 31, 2005. Last, the Company’s Swedish subsidiary had an increase in the valuation allowance of $121 for the three months ending December 31, 2004.

The Company’s effective income tax rate was 40% during the six months ended March 31, 2004 compared to the U.S. statutory rate of 35%. The Company’s domestic subsidiaries incurred state income tax of $124 which had the effect of increasing the consolidated effective tax rate for the six months ended March 31, 2004. In addition, the valuation allowance increased by $266 primarily due to the increased loss in the Company’s Swedish subsidiary. The effect of these items was partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions.

Income (Loss) From Discontinued Operations. The loss from discontinued operations during the periods relates primarily to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three and six months ended March 31, 2005, the Company had net income of $879 and $2,092 compared to net income of $1,434 and $1,544 for the comparable periods in fiscal 2004, due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2005.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net revenues	$2,640	$5,125
Operating income	80	200
Pre-tax income	65	170
Net income	60	125

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share - Based Payment, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning October 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

(Unaudited and in thousands, except share and per share data)

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2005	September 30, 2004
Cash and cash equivalents	$1,590	$1,931
Working capital	46,677	34,209

Cash and cash equivalents declined $341 during the six months ended March 31, 2005 due to the factors described below. Working capital increased $12,468 primarily due to an increase in accounts receivable and inventory caused in part by higher resin prices.

For the six months ended March 31, 2005, cash used for operating activities by continuing operations increased to cash used of $8,378 compared to cash used of $629 for the six months ended March 31, 2004. This increase in cash used by continuing operations occurred primarily due to a decline in accounts payable compared to an increase in accounts payable in the prior year as a result of the Company’s ICO Europe business segment.  ICO Europe’s accounts payable decreased $2,900 during the six months ended March 31, 2005 compared to an increase in accounts payable of $5,300 during the six months ended March 31, 2004 due to timing of inventory purchases.

Cash used for operating activities by discontinued operations for the six months ended March 31, 2005 improved to cash used of $410 compared to cash used of $1,086 for the six months ended March 31, 2004. This improvement was due to higher payments in the previous year related to Oilfield Service liabilities retained. The cash used of $410 for the six months ended March 31, 2005 was primarily related to expenses incurred related to discontinued operations.

Capital expenditures totaled $1,988 during the six months ended March 31, 2005 and were related primarily to upgrading the Company’s production facilities. Approximately 71% of the $1,988 of capital expenditures was spent in the Company’s ICO Polymers North America and ICO Europe business segments, primarily to upgrade existing facilities. Capital expenditures for the remainder of fiscal 2005 are expected to be approximately $5,000 and will be primarily used to upgrade and/or expand the Company’s production capacity. Annual capital expenditures required to upgrade existing equipment and to maintain existing production capacity are approximately $2,500 to $3,000. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2005 capital expenditure requirements.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $915 and recorded a pre-tax gain of $65.

Cash provided by financing activities increased during the six months ended March 31, 2005 to $9,414 compared to $1,410 during the six months ended March 31, 2004. The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12,000 during the second quarter of fiscal 2005. The financing arrangements range from maturity of five years to fifteen years. Principal repayments are either monthly or quarterly. The financing arrangements contain fixed interest rate ranging from 5.0% to 7.2%.

(Unaudited and in thousands, except share and per share data)

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary, which matures October 31, 2005, was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946.

On April 29, 2005, the Company gave notice of its desire to redeem $5,095 of the Company’s 10 3/8% Series B Senior Notes at par value on June 1, 2005.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $22,874 and $22,370 at March 31, 2005 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, classified as borrowings under credit facilities on the Consolidated Balance Sheets, totaled $9,972 and $8,878 at March 31, 2005 and September 30, 2004, respectively.

The Company currently has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collaterized by domestic receivables and inventory. This $20,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two (2%) percent per annum in excess of the adjusted eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $1,338 and $415 of outstanding borrowings under the domestic credit facility as of March 31, 2005 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $12,082 and $11,521 based on current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of March 31, 2005 and September 30, 2004, respectively.

On April 14, 2005, the Company amended its domestic credit facility to extend the maturity by one year to April 2009, to increase the inventory financing limits by 33%, from $6,000 to $8,000, to reduce the fees and expenses under the agreement and to make changes to the financial covenants in the Company’s favor. In addition, the amendment established an additional $5,000 line of credit to finance certain existing equipment and equipment to be purchased by the ICO Polymers North America and Bayshore Industrial segments. On May 10, 2005, the Company amended its domestic credit facility to increase the revolving credit line by $5,000 to $20,000. These two amendments increased the total facility to $25,000.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,634 and $8,463 of outstanding borrowings under these foreign credit facilities as of March 31, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $10,792 and $10,849 based on current levels of accounts receivables, outstanding letters of credit and borrowings as of March 31, 2005 and September 30, 2004, respectively.

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and will increase the Company’s accounts receivables and inventory. In addition, rising resin prices will also have the effect of increasing working capital as the Company experienced in the first half of fiscal 2005.

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2005 and September 30, 2004.

(Unaudited and in thousands, except share and per share data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of March 31, 2005, the Company had $47,000 of net investment in foreign wholly owned subsidiaries. The Company does not hedge this foreign exchange rate risk with the exception of forward currency exchange contracts related to a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the six months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and September 30, 2004, the Company had approximately $4,677 of notional value (fair market value at March 31, 2005 was $4,737) and $5,848 of notional value (fair market value at September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies for which the transactions are denominated will result in a gain or loss to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of March 31, 2005	Currency denomination of receivable
New Zealand	Australia	$3,244	New Zealand Dollar
U.S.	Italy	2,146	U.S. Dollar
New Zealand	Malaysia	1,652	New Zealand Dollar

(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt

	US$ Equivalent		Weighted Average Interest Rate
Currency	March 31,	September 30,	March 31,	September 30,
Denomination of Indebtedness	2005	2004	2005	2004
New Zealand Dollar (1)	$3,816	$2,573	8.07%	7.51%
Euro(2)	3,521	4,115	4.60%	4.59%
Australian Dollar (1)	3,031	2,682	7.97%	8.03%
British Pounds Sterling (1)	1,568	1,811	6.50%	5.97%
United States Dollar(1)	1,338	415	5.26%	5.00%
Malaysian Ringgit (1)	238	23	2.89%	7.75%
Swedish Krona (1)	-	965	-	5.45%

(1) Maturity dates are expected to be less than one year as of March 31, 2005.
(2) Maturity dates are expected to range from less than one year to five years.

Forward Currency Exchange Contracts

	March 31,	September 30,
	2005	2004
Receive US$/Pay Australian $:
Contract Amount	US $4,631	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7632	(US$/A$) .6990
Expected Maturity Dates	April 2005 through	October 2004 through
	August 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $46	US $902
Average Contractual Exchange Rate	(US$/NZ$) .6966	(US$/NZ$) .6585
Expected Maturity Dates	April 2005 through	October 2004 through
	July 2005	November 2004
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Status of Management’s Reports on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s evaluation of its internal control over financial reporting as required by the Sarbanes - Oxley Act of 2002, Section 404 has not yet been completed. In connection with this process, the Company has identified certain deficiencies and significant deficiencies that have been or are being remediated. There can be no assurance that as a result of the ongoing evaluation of internal controls over financial reporting, additional deficiencies will not be identified or that any such items, either alone or in combination with others known to date, will not be considered a material weakness, thereby resulting in ineffective internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 21, 2004.

ITEM 5. OTHER INFORMATION ($ in thousands)

The Company’s Chief Executive and Chief Financial Officers have each submitted to the Securities and Exchange Commission their certifications as required under 18 U.S.C. 1350, accompanying the filing of this Report.

On May 10, 2005, the Third Amendment to Employment Agreement between ICO, Inc. and Christopher N. O’Sullivan (“amendment”) was executed. Pursuant to the amendment, Mr. O’Sullivan’s employment with the Company shall terminate effective June 1, 2005. Mr. O’Sullivan shall be paid his base salary and benefits through the termination date. Following termination of his employment Mr. O’Sullivan shall continue to serve as Chairman of the Board, and shall be compensated an annual director’s fee of $20 per year (payable quarterly), plus $1 per meeting.

On May 10, 2005, Amendment No. 5 to Loan and Security Agreement (the “Fifth Amendment”) was entered into by and among ICO Polymers North America, Inc. and Bayshore Industrial, L.P. (f/k/a Bayshore Industrial, Inc.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc., ICO Technology, Inc., Bayshore Industrial LP, L.L.C., and Bayshore Industrial GP, L.L.C., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest) (“Wachovia”), a copy of which is attached hereto as Exhibit 10.2.

The Fifth Amendment amends the Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc. (n/k/a ICO Worldwide, L.P.), Wedco, Inc. (n/k/a ICO Polymers North America, Inc.) and Bayshore Industrial, Inc. (n/k/a Bayshore Industrial, L.P.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Wachovia (the “Loan and Security Agreement,” filed as Exhibit 10.1 to Form 8-K dated April 10, 2002), which Loan and Security Agreement established the Company’s domestic revolving credit facility with Wachovia, and has been amended by Amendment No. 1 to Loan and Security Agreement dated September 9, 2002, by and among the parties referenced in the preceding sentence (filed as Exhibit 10.1 to Form 8-K dated September 9, 2002), Amendment No. 2 to Loan and Security Agreement dated August 26, 2004, by and among the referenced parties (filed as Exhibit 10.1 to Form 8-K dated August 26, 2004), Amendment No. 3 to Loan and Security Agreement dated October 1, 2004, by and among the referenced parties (filed as Exhibit 10.1 to Form 8-K dated October 7, 2004), and Amendment No. 4 to Loan and Security Agreement dated April 4, 2005, by and among the referenced parties (filed as Exhibit 10.1 to Form 8-K dated April 5, 2005).

The Fifth Amendment significantly amends the Loan and Security Agreement (as amended) by: (i) increasing the maximum credit available under the agreement from $20,000 to $25,000 and (ii) increasing the revolving loan limit from $15,000 to $20,000 (minus the then outstanding principal amount of revolving loans and credit accommodations outstanding in each case).

ITEM 6. EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit

3.1*	—	Amended and Restated By-Laws of the Company dated May 10, 2005.
10.1*	—	Fiscal Year 2005 Executive Leadership Team Incentive Compensation Plan.
10.2*	—
Amendment No. 5 to Loan and Security Agreement, dated May 10, 2005, by and among ICO Polymers North America, Inc. and Bayshore Industrial, L.P. (f/k/a Bayshore Industrial, Inc.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc., ICO Technology, Inc., Bayshore Industrial LP, L.L.C., and Bayshore Industrial GP, L.L.C., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest).

10.3*	—	Third Amendment to Employment Agreement between ICO, Inc. and Christopher N. O’Sullivan dated May 10, 2005.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 12, 2005	/s/ W. Robert Parkey, Jr.
W. Robert Parkey, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)