Form 10-Q
period 2005-06-30
ICO INC
filed 2005-08-12
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
YES   ☒ NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

There were 25,455,569 shares of common stock without
par value outstanding as of June 30, 2005

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,159	$1,931
Trade accounts receivables (less allowance for doubtful accounts of $2,298 and $2,026, respectively)	58,467	53,134
Inventories	28,687	32,290
Deferred income taxes	2,815	2,425
Prepaid expenses and other	4,074	6,826
Total current assets	98,202	96,606
Property, plant and equipment, net	49,541	52,198
Goodwill	8,834	8,719
Other assets	1,280	947
Total assets	$157,857	$158,470

LIABILITIES, STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Current liabilities:
Borrowings under credit facilities	$8,055	$8,878
Current portion of long-term debt	5,687	3,775
Accounts payable	26,485	31,856
Accrued salaries and wages	3,700	4,847
Other current liabilities	12,330	13,041
Total current liabilities	56,257	62,397

Deferred income taxes	4,049	3,663
Long-term liabilities	1,648	1,769
Long-term debt, net of current portion	21,535	19,700
Total liabilities	83,489	87,529

Commitments and contingencies	−	−
Stockholders’ equity:
Preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a liquidation preference of $37,690 and $36,058, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized; No shares issued and outstanding	−	−
Common stock, without par value 50,000,000 shares authorized; 25,455,569 and 25,338,766 shares issued and outstanding, respectively	44,121	43,807
Additional paid-in capital	104,071	103,452
Accumulated other comprehensive loss	(1,303)	(1,749)
Accumulated deficit	(72,534)	(74,582)
Total stockholders’ equity	74,368	70,941
Total liabilities and stockholders’ equity	$157,857	$158,470

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30
	2005	2004	2005	2004
Revenues:
Sales	$67,530	$57,799	$199,054	$164,503
Services	8,232	8,980	26,273	26,624
Total revenues	75,762	66,779	225,327	191,127
Cost and expenses:
Cost of sales and services	63,051	54,800	185,139	154,925
Selling, general and administrative	9,227	8,311	27,529	24,572
Stock option compensation expense	243	192	640	434
Depreciation and amortization	1,934	1,969	5,986	5,955
Impairment, restructuring and other costs	-	180	343	168
Operating income	1,307	1,327	5,690	5,073
Other income (expense):
Interest expense, net	(748)	(684)	(2,208)	(1,979)
Other	(65)	(94)	(21)	177
Income from continuing operations before income taxes	494	549	3,461	3,271
Provision for income taxes	475	152	1,030	1,238
Income from continuing operations	19	397	2,431	2,033
Loss from discontinued operations, net of benefit for income taxes of ($37), ($1,803), ($206) and ($1,854), respectively	(63)	(3,350)	(383)	(3,442)

Net income (loss)	$(44)	$(2,953)	$2,048	$(1,409)

Basic income (loss) per share:
Income from continuing operations	$.00	$.01	$.10	$.08
Income (loss) from discontinued operations	.00	(.13)	(.02)	(.14)
Net income (loss) per common share	$.00	$(.12)	$.08	$(.06)
Diluted income (loss) per share:
Income from continuing operations	$.00	$.01	$.08	$.07
Income (loss) from discontinued operations	.00	(.11)	(.01)	(.12)
Net income (loss) per common share	$.00	$(.10)	$.07	$(.05)

Basic weighted average shares outstanding	25,455,000	25,283,800	25,426,000	25,264,000
Diluted weighted average shares outstanding	29,284,600	28,818,400	29,339,600	28,869,600

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(44)	$(2,953)	$2,048	$(1,409)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,589)	(803)	275	1,380
Unrealized gain (loss) on foreign currency hedges	60	(64)	171	(43)

Comprehensive income (loss)	$(1,573)	$(3,820)	$2,494	$(72)

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,048	$(1,409)
Loss from discontinued operations	383	3,442
Income from continuing operations	2,431	2,033
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,986	5,955
Stock option compensation expense	640	434
Changes in assets and liabilities:
Receivables	(5,512)	(8,163)
Inventories	3,982	(1,544)
Other assets	2,276	(303)
Income taxes payable	(1,377)	815
Deferred taxes	(177)	(461)
Accounts payable	(5,455)	5,804
Other liabilities	(332)	(549)
Total adjustments	31	1,988
Net cash provided by operating activities by continuing operations	2,462	4,021
Net cash used for operating activities by discontinued operations	(718)	(1,342)
Net cash provided by operating activities	1,744	2,679
Cash flows used for investing activities:
Capital expenditures	(3,393)	(3,664)
Proceeds from dispositions of property, plant and equipment	953	432
Net cash used for investing activities by continuing operations	(2,440)	(3,232)

Cash flows provided by (used for) financing activities:
Common stock transactions	50	52
Proceeds from debt	12,280	2,694
Term debt repayments	(9,131)	(3,781)
Debt financing costs	(281)	-
Net cash provided by (used for) financing activities by continuing operations	2,918	(1,035)
Effect of exchange rates on cash	6	50
Net increase (decrease) in cash and equivalents	2,228	(1,538)
Cash and equivalents at beginning of period	1,931	4,114
Cash and equivalents at end of period	$4,159	$2,576

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2004 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2005, the results of operations for the three and nine months ended June 30, 2005 and 2004 and the changes in its cash position for the nine months ended June 30, 2005 and 2004. Results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The Company will adopt this statement effective October 1, 2006. The Company is currently evaluating the impact of this standard.

In December 2004, the FASB issued the revised SFAS No. 123R, Share - Based Payment, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning October 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 3. EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 3,829,600 and 3,913,600 shares to reflect the conversion of all potentially dilutive securities for the three and nine months ended June 30, 2005, respectively and increased by 3,534,600 and 3,605,600 for the three and nine months ended June 30, 2004, respectively. The total amount of anti-dilutive securities for the three and nine months ended June 30, 2005 was 1,769,600 and 1,685,500 shares, respectively compared to 1,796,500 and 1,402,800 for the three and nine months ended June 30, 2004.

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted income (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the nine months ended June 30, 2005 and 2004, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three and nine months ended June 30, 2005 and 2004, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic	25,455,000	25,283,800	25,426,000	25,264,000
Stock Options	295,000	-	379,000	71,000
Preferred Stock	3,534,600	3,534,600	3,534,600	3,534,600
Diluted	29,284,600	28,818,400	29,339,600	28,869,600

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through June 30, 2005 aggregated $5,440. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

NOTE 4.  INVENTORIES

Inventories consisted of the following:

	June 30, 2005	September 30, 2004
Raw materials	$14,783	$18,157
Finished goods	14,150	14,383
Supplies	909	927
Less reserve	(1,155)	(1,177)
Total inventory	$28,687	$32,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 5.  INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Domestic	$(76)	$(5,680)	$(149)	$(6,418)
Foreign	470	1,076	3,021	4,393
Total	$394	$(4,604)	$2,872	$(2,025)

The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Current	$464	$298	$1,751	$1,436
Deferred	(26)	(1,949)	(927)	(2,052)
Total	$438	$(1,651)	$824	$(616)

A reconciliation of the income tax expense (benefit) (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate of 111% and 29% for the three and nine months ended June 30, 2005 and 36% and 30% for the three and nine months ended June 30, 2004 is as follows:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Tax expense (benefit) at statutory rate	$138	$(1,611)	$1,005	$(709)
Increase in deferred tax assets valuation allowance	51	164	96	431
Non-deductible expenses and other, net	(10)	6	(324)	54
Foreign tax rate differential	259	(248)	13	(554)
Subpart F income	-	-	341	-
State taxes, net of federal benefit	-	38	(307)	162
Provision (benefit) for income taxes, as reported	$438	$(1,651)	$824	$(616)

 A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized. The Company has a valuation allowance placed against the deferred tax assets of the Italian, Brazilian and the Swedish subsidiaries. During the three and nine months ended June 30, 2005, the Company increased the valuation allowance of its Brazilian subsidiary by $49 and $266, respectively, and for its Swedish subsidiary by $113 for the nine months ended June 30, 2005. The Company increased the valuation allowance of its Italian subsidiary by $22 during the three months ended June 30, 2005 and utilized a previously reserved deferred tax asset of $271 during the nine months ended June 30, 2005. During the three and nine months ended June 30, 2004, the Company increased its valuation allowance by $164 and $431, respectively, primarily related to its Swedish subsidiary.

The Company had a prior year domestic net operating loss for tax purposes of $11,588. This loss was carried back to the 2002 tax year generating a tax refund of $3,400. The $3,400 receivable was included in “Prepaid expenses and other” in the Consolidated Balance Sheet at September 30, 2004 and was received in April 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1,580 and $3,064 as of June 30, 2005 and September 30, 2004, respectively and foreign letters of credit outstanding of $3,766 and $3,529 as of June 30, 2005 and September 30, 2004, respectively.

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

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000, subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations. The Company’s Consolidated Statement of Cash Flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, results of operations and/or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Thibodaux Litigation.   In September 2004, C.M. Thibodaux Company, Ltd. (“Thibodaux”) amended its petition in a case pending in Louisiana to add claims against the Company.  Thibodaux alleges that the Company and a former sub-lessee, Intracoastal Tubular Services, Inc. (“ITCO”), contaminated land that the Company’s former Oilfield Services business leased from Thibodaux.  The leased property, located in Amelia, Louisiana, has allegedly been contaminated with naturally occurring radioactive waste (“NORM”) generated during the Company’s and ITCO’s servicing of oilfield equipment.  The plaintiff also sued 30 oil companies (the “Oil Company Defendants”), alleging that they allowed or caused the uncontrolled dispersal of NORM upon Thibodaux’s property.   These claims by Thibodaux are part of a more extensive lawsuit filed by Thibodaux against ITCO, the Oil Company Defendants, several insurance companies and four trucking companies (the “Thibodaux Lawsuit”) in October of 2001.    The operations on the property that the Company formerly leased were sold by the Company to Varco in September 2002 as part of the sale by the Company of substantially all of its Oilfield Services business.  In the Thibodaux lawsuit, Thibodaux is suing ICO for recovery of clean-up costs, diminution or complete loss of property values, and other damages.  However, the Company believes that a significant portion of the damages being sought, specifically the NORM remediation costs, are included within the claims being asserted by Varco in its indemnification claims.  See “Varco Indemnification Claims” above.  Discovery against the Plaintiff is ongoing, and the Company intends to assert a vigorous defense in this litigation.  An adverse judgment against the Company in the Thibodaux Lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

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

The Company has been dismissed from two silicosis-related personal injury lawsuits, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Jefferson County (the “Koskey litigation”), and Galvan et al. v. ICO, Inc., Baker Hughes, Inc., et al. pending in Texas State Court in Orange County (the “Galvan litigation”), both of which were filed against Baker Hughes and the Company by former employees of the Houston plant (Richard Koskey and Celestino Galvan, respectively). Notwithstanding the Company’s dismissal from the Koskey litigation and the Galvan litigation, the Company may still have exposure in these cases because Koskey and Galvan’s claims against Baker Hughes have not been completely resolved. In the Koskey litigation Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes. The Court severed Koskey’s case against Baker Hughes and awarded a final judgment, effectively dismissing Baker Hughes without liability. Koskey’s appeal filed with the Beaumont, Texas Court of Appeals is pending.

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

At this time, the Company cannot predict whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants or otherwise, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Tank Failure Claim.  In September 2003, the Company's U.K. subsidiary was served by one of its former customers in a lawsuit filed in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K.  The customer claims that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 have failed or are expected to fail, and that such failure is the result of the unsatisfactory quality and/or unfitness for purpose of the Company's resin.  The customer seeks recovery from the Company for the customer's costs incurred in replacing failed tanks, lost profits, pre-judgment interest, and other unspecified damages.  The customer is seeking recovery for 827 failed tanks as of May 31, 2005, and while it has not produced a concise list of its alleged costs sustained to date, the Company estimates the customer's alleged replacement costs and lost profits on future sales for which it is currently seeking recovery may be up to approximately $676.  The 827 tanks that have been replaced represent approximately 13% of the 6,524 tanks that the customer claims it manufactured with the resin at issue.  It is difficult to estimate the number of additional tanks manufactured with the resin at issue that might fail and for which the customer may seek recovery, based in part on the customer's failure to produce production records and evidence of material traceability, and the wide variation in failure rates by tank model as reported by the customer.  Approximately 555 (or 67%) of the failures through May 31, 2005 involve one particular tank model, representing a failure rate of approximately 41% of the 1,357 tanks of that model in the aggregate tank group.  An additional 1,317 tanks are reported to be models with failure rates through May 31, 2005 of between approximately 11% and 20%.  The remaining 3,850 of the 6,524 tanks are reported to be models with failure rates through May 31, 2005 of less than 3.4%. The Company denies that it is liable to the customer and attributes the alleged defects to tank design flaws, inconsistent and uncontrolled manufacturing processes and procedures, insufficient recordkeeping, and failure to perform routine quality control testing, none of which are the responsibility of the Company.  The failure patterns (including Customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company believes it is entitled to indemnity from the supplier of the base resin used by the Company to manufacture the colored resin, which supplier is also a party to the case.  The Company believes that it is entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty.

NOTE 7.  DEBT

During the third quarter of fiscal 2005, the Company redeemed $5,095 of the Company’s 10 3/8% series B Senior Notes at par value.

During the second quarter of fiscal 2005, the Company’s U.S. and European subsidiaries refinanced approximately $12,000 of primarily short-term debt in several transactions, replacing it with term debt with maturities ranging from five years to fifteen years, with fixed interest rates ranging from 5.0% to 7.2%, and with principal repayments that are either made monthly or quarterly.

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary, which matures on October 31, 2005, was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Long-term debt at June 30, 2005 and September 30, 2004 consisted of the following.
	June 30, 2005	September 30, 2004
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.	$5,000	$10,095
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	4,410	5,269
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,385	-
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of June 30, 2005 and September 30, 2004 were 8.2% and 8.0%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through October 2005. Interest and principal payments are made quarterly.	2,557	2,666
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,271	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,721	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,546	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	1,118	-
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rate as of June 30, 2005 was 5.5%.	1,000	-
Various others collateralized by mortgages on certain land and buildings and other assets of the Company. As of June 30, 2005, interest rates range between 2.7% and 8.0% with maturity dates between September 2005 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	3,214	5,445
Total	27,222	23,475
Less current maturities	5,687	3,775
Long-term debt less current maturities	$21,535	$19,700

On July 12, 2005, the Company gave notice that it will redeem $2,000 of the Company’s 10 3/8% Series B Senior Notes at par value on August 12, 2005.

In July 2005, the Company expanded its revolving line of credit in Australia from $760 to approximately $4,900. Additionally, the Company increased other credit facilities in Australasia available to support the issuance of letters of credit and foreign exchange contracts from $3,600 to $8,140.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $29,771 and $22,370 at June 30, 2005 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $9,055 and $8,878 at June 30, 2005 and September 30, 2004, respectively.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

$1,013 and $415 of outstanding borrowings under the domestic credit facility as of June 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $16,968 and $11,521 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of June 30, 2005 and September 30, 2004, respectively.

On April 14, 2005, the Company amended its domestic credit facility to extend the maturity by one year to April 9, 2009, to increase the inventory financing limits, from $6,000 to $8,000, to reduce the fees and expenses under the agreement and to make changes to the financial covenants in the Company’s favor. In addition, the amendment established an additional $5,000 line of credit to finance certain existing equipment and equipment to be purchased by the ICO Polymers North America and Bayshore Industrial segments. On May 10, 2005, the Company amended its domestic credit facility to increase the revolving credit line by $5,000 to $20,000. These two amendments increased the total facility $10,000 to $25,000.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,042 and $8,463 of outstanding borrowings under these foreign credit facilities as of June 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $12,803 and $10,849 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of June 30, 2005 and September 30, 2004, respectively.

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

The amount of defined contribution plan expense for the three and nine months ended June 30, 2005 was $232 and $697, respectively compared to $218 and $703 for the three and nine months ended June 30, 2004. The amount of defined benefit plan pension expense for the three and nine months ended June 30, 2005 was $251 and $586, respectively compared to $125 and $370 for the three and nine months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 9.    DISCONTINUED OPERATIONS

During fiscal years 2002 and 2003, the Company completed the sale of its Oilfield Services business. Legal fees or other expenses incurred related to the Company’s former Oilfield Services business are expensed as incurred to discontinued operations. During the third quarter of fiscal 2004, the Company deemed a $5,000 receivable of escrowed sales proceeds to be a doubtful collection due to the continued inability of the Company and Varco to reach an agreement regarding the size of Varco’s identifiable losses. See Note 6 - “Commitments and Contingencies” for further discussion of indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

NOTE 10.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of June 30, 2005, the Company had $44,500 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and September 30, 2004, the Company had approximately $5,071 of notional value (fair market value at June 30, 2005 was $5,071) and $5,848 of notional value (fair market value September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms. The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies for which the transactions are denominated will result in a gain or loss to the Consolidated Statement of Operations. These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At June 30, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of June 30, 2005	Currency denomination of receivable
New Zealand	Australia	$2,769	New Zealand Dollar
New Zealand	Malaysia	1,491	New Zealand Dollar
U.S.	Italy	906	U.S. Dollar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
	US$ Equivalent		Weighted Average Interest Rate
Currency	June 30,	September 30,	June 30,	September 30,
Denomination of Indebtedness	2005	2004	2005	2004
Euro(1)	$4,263	$4,115	4.33%	4.59%
New Zealand Dollar (2)	3,123	2,573	8.39%	7.51%
Australian Dollar (2)	2,756	2,682	8.19%	8.03%
British Pounds Sterling (2)	1,163	1,811	6.50%	5.97%
United States Dollar(1)	1,013	415	5.48%	5.00%
Malaysian Ringgit (2)	357	23	2.89%	7.75%
Swedish Krona (2)	-	965	-	5.45%

(1) Maturity dates are expected to range from less than one year to seven years.
(2) Maturity dates are expected to be less than one year as of June 30, 2005.

Forward Currency Exchange Contracts
	June 30,	September 30,
	2005	2004
Receive US$/Pay Australian $:
Contract Amount	US $4,353	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7600	(US$/A$) .6990
Expected Maturity Dates	July 2005 through	October 2004 through
	November 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $611	US $902
Average Contractual Exchange Rate	(US$/NZ$) .7011	(US$/NZ$) .6585
Expected Maturity Dates	July 2005 through	October 2004 through
	August 2005	November 2004
Receive Euro €/Pay Australian $:
Contract Amount	Euro €17	None
Average Contractual Exchange Rate	(Euro€/A$) .6182
Expected Maturity Dates	July 2005

Receive Australian $/Pay New Zealand $:
Contract Amount	A $118	None
Average Contractual Exchange Rate	(A$/NZ$) .9286
Expected Maturity Dates	July 2005 though
August 2005
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 11.   SEGMENT INFORMATION

The Company’s management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia. This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (plant closed in the fourth quarter of fiscal 2004) and the U.K. The Company’s Australasian segment includes operations in Australia, Malaysia and New Zealand.

Nine Months Ended June 30, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense and Other(a)	Total
Revenue From External Customers	$99,227	$55,150	$34,564	$30,369	$6,017	-	-	$225,327
Intersegment Revenues	468	392	-	1,800	-	-	-	2,660
Operating Income (Loss)	3,560	6,377	1,877	514	(767)	(5,264)	(607)	5,690
Depreciation and Amortization	2,733	1,236	701	966	127	223	-	5,986
Impairment, Restructuring and Other Costs(b)	343	-	-	-	-	-	-	343
Expenditures for Additions to Long Lived Assets	993	392	680	1,274	30	24	-	3,393

Nine Months Ended June 30, 2004
Revenue From External Customers	$85,292	$43,675	$29,557	$27,602	$5,001	-	-	$191,127
Intersegment Revenues	161	-	-	1,483	-	-	-	1,644
Operating Income (Loss)	2,294	3,938	3,070	1,735	67	(5,597)	(434)	5,073
Depreciation and Amortization	2,752	1,293	512	1,020	104	274	-	5,955
Impairment, Restructuring and Other Costs (Income) (b)	(22)	-	-	103	-	87	-	168
Expenditures for Additions to Long Lived Assets	836	405	1,397	683	93	250	-	3,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Three Months Ended June 30, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense and Other(a)	Total
Revenue From External Customers	$33,754	$17,080	$12,228	$10,691	$2,009	-	-	$75,762
Intersegment Revenues	149	163	-	503	-	-	-	815
Operating Income (Loss)	646	1,869	555	310	(192)	(1,638)	(243)	1,307
Depreciation and Amortization	893	406	232	316	45	42	-	1,934
Expenditures for Additions to Long Lived Assets	297	150	385	558	5	10	-	1,405

Three Months Ended June 30, 2004
Revenue From External Customers	$30,932	$14,401	$9,557	$10,120	$1,769	-	-	$66,779
Intersegment Revenues	74	-	-	522	-	-	-	596
Operating Income (Loss)	673	1,313	730	670	104	(1,971)	(192)	1,327
Depreciation and Amortization	934	423	165	330	34	83	-	1,969
Impairment, Restructuring and Other Costs (b)	77	-	-	103	-	-	-	180
Expenditures for Additions to Long Lived Assets	187	290	109	273	15	45	-	919

(a) Consists of stock option compensation expenses and other adjustments.
(b) Impairment, restructuring and other costs (income) are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(c)	Total
Total Assets(d)
As of June 30, 2005	$66,406	$31,777	$28,726	$21,278	$4,899	$4,771	$157,857
As of September 30, 2004	$69,776	$30,203	$26,697	$20,167	$4,410	$7,217	$158,470

(c) Consists of unallocated corporate assets including: cash, an income tax receivable (as of September 30, 2004) and corporate fixed assets.
(d) Includes goodwill of $4,341 and $4,226 for ICO Courtenay - Australasia as of June 30, 2005 and September 30, 2004, respectively, and $4,493 for Bayshore Industrial as of June 30, 2005 and September 30, 2004.

A reconciliation of total segment operating income to net income (loss) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating income	$1,307	$1,327	$5,690	$5,073
Other income (expense):
Interest expense, net	(748)	(684)	(2,208)	(1,979)
Other income (expense)	(65)	(94)	(21)	177
Income from continuing operations before income taxes	494	549	3,461	3,271
Provision for income taxes	475	152	1,030	1,238
Income from continuing operations	19	397	2,431	2,033
Loss from discontinued operations, net of benefit for income taxes	(63)	(3,350)	(383)	(3,442)
Net income (loss)	$(44)	$(2,953)	$2,048	$(1,409)

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

The Company’s management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. “Tolling” refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the U.K.  The Company’s Australasian segment includes operations in Australia, Malaysia and New Zealand.

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

(Unaudited and in thousands, except share and per share data)

Results of Operations

Three and nine months ended June 30, 2005 compared to the three and nine months ended June 30, 2004

	Summary Financial Information
	Three Months Ended June 30,				Nine Months Ended June 30,
	2005	2004	Change	%	2005	2004	Change	%
Sales revenue	$67,530	$57,799	9,731	17%	199,054	$164,503	34,551	21%
Service revenue	8,232	8,980	(748)	(8%)	26,273	26,624	(351)	(1%)
Total revenues	75,762	66,779	8,983	13%	225,327	191,127	34,200	18%
SG&A (1)	9,470	8,503	967	11%	28,169	25,006	3,163	13%
Operating income	1,307	1,327	(20)	(2%)	5,690	5,073	617	12%
Income from continuing operations	19	397	(378)	(95%)	2,431	2,033	398	20%
Net income (loss)	$(44)	($2,953)	2,909		$2,048	($1,409)	3,457

Volumes (2)	72,500	78,300	(5,800)	(7%)	218,500	229,400	(10,900)	(5%)
Gross margin (3)	16.8%	17.9%	(1.1%)		17.8%	18.9%	(1.1%)
SG&A as a percentage of revenues	12.5%	12.7%	(.2%)		12.5%	13.1%	(.6%)
Operating income as a percentage of revenues	1.7%	2.0%	(.3%)		2.5%	2.7%	(.2%)

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $8,983 or 13% to $75,762 and $34,200 or 18% to $225,327 during the three and nine months ended June 30, 2005, compared to the same periods of fiscal 2004.

The components of the increase in revenue are:

	Increase/(Decrease)
	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Price/product mix (1)	16%	19%
Translation effect (2)	4%	4%
Volume	(7%)	(5%)
Percentage change in revenue	13%	18%
(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

(Unaudited and in thousands, except share and per share data)

During the three and nine months ended June 30, 2005, changes in prices and product mix led to a $10,833 and $36,350 (excluding the impact of foreign currencies) increase in revenue compared to the three and nine months ended June 30, 2004 due primarily to higher resin prices which generally lead to higher average selling prices. The translation effect of stronger foreign currencies relative to the U.S. Dollar increased revenues by $2,600 and $7,700 for the three and nine months ended June 30, 2005, respectively. These increases were partially offset by a decline in volumes sold which reduced revenues by $4,450 and $9,850 for the three and nine months ended June 30, 2005, respectively. The volume declines were primarily driven by lower volumes in the Company’s ICO Europe and ICO Polymers North America business segments due to lower customer demand.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended June 30, 2005 compared to the three months ended
June 30, 2004

	Three Months Ended June 30,
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$33,754	44	$30,932	46	$2,822	9
Bayshore Industrial	17,080	23	14,401	22	2,679	19
ICO Courtenay - Australasia	12,228	16	9,557	14	2,671	28
ICO Polymers North America	10,691	14	10,120	15	571	6
ICO Brazil	2,009	3	1,769	3	240	14
Total	$75,762	100	$66,779	100	$8,983	13

ICO Europe’s revenues increased $2,822 or 9% primarily due to higher average selling prices prompted by higher resin prices ($3,172 impact). Also, the translation effect of stronger European currencies compared to the U.S. Dollar increased revenues by $1,900. A decline in volumes sold of 10% caused by a reduction in customer demand decreased revenues by $2,250.

Bayshore Industrial’s revenues increased $2,679 or 19% as a result of higher average selling prices due to higher raw material prices ($3,734 impact) offset by a decline in volumes sold of 7% ($1,055 impact). The volume decrease was due to a reduction in customer demand.

ICO Courtenay - Australasia’s revenues increased $2,671 or 28% primarily as a result of higher average selling prices prompted by higher resin costs ($1,740 impact) as well as the translation effect of stronger Australasian currencies compared to the U.S. Dollar of $590.

Revenues by segment for the nine months ended June 30, 2005 compared to the nine months ended
June 30, 2004

	Nine Months Ended June 30,
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$99,227	44	$85,292	45	$13,935	16
Bayshore Industrial	55,150	24	43,675	23	11,475	26
ICO Courtenay - Australasia	34,564	15	29,557	15	5,007	17
ICO Polymers North America	30,369	14	27,602	14	2,767	10
ICO Brazil	6,017	3	5,001	3	1,016	20
Total	$225,327	100	$191,127	100	$34,200	18

ICO Europe’s revenue increased $13,935 or 16% due to higher average selling prices primarily caused by higher resin prices ($15,475 impact) and stronger European currencies compared to the U.S. Dollar ($5,360 impact). These increases were partially offset by an overall reduction in volumes sold of 8% which had the effect of reducing revenues by $6,900.

(Unaudited and in thousands, except share and per share data)

Bayshore Industrial’s revenues increased $11,475 or 26% as a result of higher average selling prices caused by higher raw material costs ($9,475 impact) and stronger demand which increased volumes sold by 5% ($2,000 impact).

ICO Courtenay - Australasia revenues increased $5,007 or 17% due to higher average selling prices as a result of higher resin costs ($6,107 impact) and stronger Australasian currencies compared to the U.S. Dollar ($1,700 impact), offset by reduced volumes sold of 8% ($2,800 impact) due to lower customer demand.

    Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased to 16.8% and 17.8% for the three and nine months ended June 30, 2005 compared to 17.9% and 18.9% for the three and nine months ended June 30, 2004. The reduction in gross margin was caused by an increase in product sales prices and hence higher sales revenues which increased primarily due to rising resin prices. Higher resin prices have historically resulted in higher selling prices; however, gross profit may not increase, thus causing a reduction in gross margin. Partially offsetting this decline was an improvement in the Company’s feedstock margin per ton (feedstock margin is equal to product sales revenues less raw material costs). Although resin prices increased, the Company was able to maintain margin by passing along the higher resin costs in the form of higher selling prices. Additionally, the Company successfully managed the timing of raw material purchases which also benefited gross margins.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) increased $967 or 11% and $3,163 or 13% during the three and nine months ended June 30, 2005, compared to the same period in fiscal 2004.

Included in SG&A are the following expenses:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Professional accounting fees	$560	$250	$310	$1,370	$720	$650
Severance expense	25	10	15	430	21	409
Third party Sarbanes - Oxley implementation expense	540	20	520	890	20	870
Bad debt expense	95	40	55	350	70	280
Total	$1,220	$320	$900	$3,040	$831	$2,209

The increase in SG&A for the three month period comparison was due to several factors. As a result of the Company’s fiscal year 2005 requirement to perform an evaluation of the Company’s internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Company incurred consulting costs related to this implementation of $540 during the three months ended June 30, 2005 compared to $20 in the prior year period. The Company at this time believes that future consulting costs related to Sarbanes-Oxley implementation will decline considerably. Professional accounting fees also increased $310 during the quarter due to the expected higher cost of the fiscal year 2005 audit that will be performed by the Company’s independent auditors related to the Company’s internal control system. The effect of stronger foreign currencies relative to the U.S. Dollar increased SG&A by approximately $290. These increases were partially offset by a reduction in profit sharing expenses of $330. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during the three months ended June 30, 2005 compared to 12.7% for the same quarter last year due to the growth in revenues.

For the nine months ended June 30, 2005, SG&A increased as a result of higher compensation and benefits cost (including employee medical costs) of $900, stronger foreign currencies compared to the U.S. Dollar (an impact of approximately $850) and an increase in severance costs of $409 related to employee headcount reductions within ICO Polymers North American and the Corporate office. In addition, the Company incurred $890 of Sarbanes-Oxley implementation costs during the nine months ending June 30, 2005 compared to $20 in the prior fiscal year period. Professional accounting fees also increased $650 primarily as a result of the higher audit costs expected for fiscal 2005 due to Sarbanes-Oxley. Additionally, bad debt expense increased $280 due to certain slow paying customers and stock option compensation expense increased $206 due to additional stock option grants during the fiscal year. These increases were partially offset by lower profit sharing expenses of $370. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during the nine months ended June 30, 2005 compared to 13.1% for the nine months ended June 30, 2004 due to the growth in revenues.

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

During the three and nine months ended June 30, 2004, the Company incurred $180 and $168 of impairment, restructuring and other costs primarily associated with severance.

Operating income (loss).  Consolidated operating income decreased $20 or 2% during the three months ended June 30, 2005 to $1,307. The decrease was primarily due to the increase in SG&A expenses partially offset by an increase in gross profit.

For the nine months ended June 30, 2005, consolidated operating income increased $617 or 12% as compared to the previous fiscal year period. This increase was primarily the result of the increase in gross profit of $3,986 partially offset by the higher SG&A expenses of $3,163.

Operating income (loss) by segment for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Operating income (loss)	Three Months Ended June 30,
	2005	2004	Change
ICO Europe	$646	$673	$(27)
Bayshore Industrial	1,869	1,313	556
ICO Courtenay - Australasia	555	730	(175)
ICO Polymers North America	310	670	(360)
ICO Brazil	(192)	104	(296)
Subtotal	3,188	3,490	(302)
General Corporate Expense	(1,638)	(1,971)	333
Stock option expense and other	(243)	(192)	(51)
Consolidated	$1,307	$1,327	$(20)

Operating income (loss) as a percentage of revenues	Three Months Ended June 30,
	2005	2004	Increase/ (Decrease)
ICO Europe	2%	2%	0%
Bayshore Industrial	11%	9%	2%
ICO Courtenay - Australasia	5%	8%	(3%)
ICO Polymers North America	3%	7%	(4%)
ICO Brazil	(10%)	6%	(16%)
Consolidated	2%	2%	0%

Bayshore Industrial’s operating income improved $556 or 42% due to an increase in feedstock margin per metric ton sold partially offset by the impact from reduction in volumes sold.

ICO Polymers North America’s operating income decreased $360 or 54% to $310 primarily caused by higher employee medical expenses of $490.

ICO Brazil’s operating income (loss) decreased $296 to a loss of $192. This decrease was primarily due to a 15% reduction in volumes sold and lower feedstock margin per metric ton sold due to price pressures. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which has reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agricultural segment of the market.

General corporate expenses decreased $333 or 17% due to a decrease in profit sharing expense of $120, lower compensation costs due to the restructuring of administrative support resources of $100 and lower employee placement fees of $60. These reduced expenses were partially offset by higher professional accounting fees of $103.

Operating income (loss) by segment for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

Operating income (loss)	Nine Months Ended June 30,
	2005	2004	Change
ICO Europe	$3,560	$2,294	$1,266
Bayshore Industrial	6,377	3,938	2,439
ICO Courtenay - Australasia	1,877	3,070	(1,193)
ICO Polymers North America	514	1,735	(1,221)
ICO Brazil	(767)	67	(834)
Subtotal	11,561	11,104	457
General Corporate expense	(5,264)	(5,597)	333
Stock option expense and other	(607)	(434)	(173)
Consolidated	$5,690	$5,073	$617

Operating income (loss) as a percentage of revenues	Nine Months Ended June 30,
	2005	2004	Increase/ (Decrease)
ICO Europe	4%	3%	1%
Bayshore Industrial	12%	9%	3%
ICO Courtenay - Australasia	5%	10%	(5%)
ICO Polymers North America	2%	6%	(4%)
ICO Brazil	(13%)	1%	(14%)
Consolidated	3%	3%	0%

ICO Europe’s operating income improved $1,266 or 55%. This improvement was primarily a result of an increase in feedstock margin per metric ton due to improved product sales pricing management ($1,500 positive impact) and an increase in the receipt of supplier rebates of $900 related to raw material purchases. These improvements were partially offset by the impact of reduced volumes sold of approximately $700, higher impairment, restructuring and other costs of $365 and third party Sarbanes- Oxley implementation costs of $280.

Bayshore Industrial’s operating income improved $2,439 or 62% due to an increase in feedstock margin per metric ton sold and growth in volumes.

ICO Courtenay - Australasia’s operating income decreased $1,193 or 39% primarily as a result of a reduction in volumes sold in New Zealand and Australia ($900 negative impact) and an increase in SG&A of $1,250. The volume reduction is due to reduced customer demand in New Zealand and Australia particularly within the Australian water tank segment of the market. The increase in SG&A was caused by an increase in payroll costs of $300, a stronger Australian Dollar and New Zealand Dollar compared to the U.S. Dollar ($250 impact), higher bad debt expense of $220 and third party Sarbanes-Oxley implementation costs of $130.

ICO Polymers North America’s operating income decreased $1,221 or 70% to $514 primarily caused by higher employee medical expenses of $875 and higher SG&A payroll costs as a result of additional administrative support employees during the first half of fiscal 2005 transferred to the ICO Polymers North American operation previously included in general corporate expenses of approximately $400. Most of these additional administrative employees and certain other SG&A payroll costs were reduced through headcount reductions throughout the year.

ICO Brazil’s operating income (loss) declined $834 to a loss of $767. This decrease in profitability was due primarily to a reduction in feedstock margins and higher bad debt expense related primarily to certain slow paying customers. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which has reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agriculture segment of the market.

General corporate expenses declined $333 or 6% due to lower expenses related to the transfer of certain administrative support employees to ICO Polymers North America of approximately $500, a reduction in profit sharing expense of $320 and lower employee placement fees of $135. These reductions were partially offset by higher severance costs of $288. In addition, higher third party Sarbanes-Oxley implementation consulting costs of $365 were incurred during the nine months ended June 30, 2005.

(Unaudited and in thousands, except share and per share data)

Income Taxes (from continuing operations). The Company’s effective income tax rates were 96% and 30% during the three and nine months ended June 30, 2005, respectively, compared to the U.S. statutory rate of 35%. The rate for the three months ended June 30, 2005 was more than the U.S. statutory rate primarily due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, the valuation allowance for the Brazilian subsidiary increased by $56 which had the effect of increasing the tax rate for the three months. The rate for the nine months ending June 30, 2005 was less than the U.S. statutory rate of 35% primarily due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $307 during the three months ended December 31, 2004. In addition, the utilization of a previously reserved deferred tax asset in the Company’s Italian subsidiary of $271 reduced the tax rate for the nine months ended June 30, 2005. These items were partially offset by an increase in the overall valuation allowance in the Company’s Brazilian subsidiary of $266 and the Swedish subsidiary of $113 for the nine months ended June 30, 2005.

The Company’s effective income tax rate was 38% during the nine months ended June 30, 2004 compared to the U.S. statutory rate of 35%. The Company’s domestic subsidiaries incurred state income tax of $162 which had the effect of increasing the consolidated effective tax rate for the nine months ended June 30, 2004. In addition, the valuation allowance increased by $431 primarily due to the increased loss in the Company’s Swedish subsidiary. The effect of these items was partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions.

Loss From Discontinued Operations. The loss from discontinued operations during the fiscal 2005 periods relates primarily to legal fees and other expenses incurred by the Company associated with its discontinued operations.

During the third quarter of fiscal 2004, the Company deemed a $5,000 receivable of escrowed sales proceeds to be a doubtful collection due to the continued inability of the Company and Varco to reach an agreement regarding the size of Varco’s identifiable losses. The $5,000 reserve was the primary cause of the loss from discontinued operations for the three and nine months ended June 30, 2004. See Note 6 - “Commitments and Contingencies” for further discussion surrounding the $5,000.

Net Income (Loss). For the three months ended June 30, 2005, the Company had a net loss of $44 compared to a net loss of $2,953 for the comparable period in fiscal 2004 due to the factors discussed above.

Net income (loss) improved from a loss of $1,409 for the nine months ended June 30, 2004 to income of $2,048 for the nine months ended June 30, 2005 due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2005.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Revenues	$2,600	$7,700
Operating income	50	220
Income from continuing operations before income taxes	20	155
Net income (loss)	0	90

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The Company will adopt this statement effective October 1, 2006. The Company is currently evaluating the impact of this standard.

(Unaudited and in thousands, except share and per share data)

In December 2004, the FASB issued revised SFAS No. 123R, Share - Based Payment, which addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective for the Company beginning October 1, 2005. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, the Company does not expect this revised standard to have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2005	September 30, 2004
Cash and cash equivalents	$4,159	$1,931
Working capital	41,945	34,209

Cash and cash equivalents increased $2,228 during the nine months ended June 30, 2005 due to the factors described below.  Working capital increased $7,736 primarily due to an increase in accounts receivable in part caused by higher resin prices and a reduction in accounts payable. The decline in accounts payable was primarily caused by lower inventory purchases. Partially offsetting the increase in working capital was a reduction in inventory of $3,603 due to a reduction in the quantity of inventory.

For the nine months ended June 30, 2005, cash provided by operating activities by continuing operations decreased to cash provided of $2,462 compared to cash provided of $4,021 for the nine months ended June 30, 2004.  This decrease in cash provided by continuing operations occurred primarily due to a decline in accounts payable compared to an increase in accounts payable in the prior year particularly within the Company’s ICO Europe business segment.  ICO Europe’s accounts payable decreased $5,458 during the nine months ended June 30, 2005 compared to an increase in accounts payable of $4,519 during the nine months ended June 30, 2004 due primarily to timing of inventory purchases.

Cash used for operating activities by discontinued operations for the nine months ended June 30, 2005 improved to cash used of $718 compared to cash used of $1,342 for the nine months ended June 30, 2004.  This improvement was due to higher payments in the previous year related to Oilfield Service liabilities retained. The cash used of $718 for the nine months ended June 30, 2005 was primarily related to expenses incurred related to discontinued operations.

Capital expenditures totaled $3,393 during the nine months ended June 30, 2005 and were related primarily to upgrading the Company’s production facilities.  Approximately 67% of the $3,393 of capital expenditures was spent in the Company’s ICO Polymers North America and ICO Europe business segments, primarily to upgrade existing facilities.  Capital expenditures for the remainder of fiscal 2005 are expected to be approximately $2,500 and will be primarily used to upgrade and/or expand the Company’s production capacity.  Annual capital expenditures required to upgrade existing equipment and to maintain existing production capacity are approximately $2,500 to $3,000.  The Company anticipates that

(Unaudited and in thousands, except share and per share data)

cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2005 capital expenditure requirements.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $915 and recorded a pre-tax gain of $65.

Cash provided by (used for) financing activities during the nine months ended June 30, 2005 was cash provided of $2,918 compared to cash used of $1,035 during the nine months ended June 30, 2004.  The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12,000 during the second quarter of fiscal 2005. Term debt repayments increased compared to the prior year primarily due to the early retirement of $5,095 the Company’s 10 3/8% Series B Senior Notes on June 1, 2005 at par value. On July 12, 2005, the Company gave notice that it will redeem $2,000 of the Company’s 10 3/8% Series B Senior Notes at par value on August 12, 2005.

During the first quarter of fiscal 2005, a loan within the Company’s Australian subsidiary, which matures October 31, 2005, was reclassified into the current portion of long-term debt in the Company’s Consolidated Balance Sheet in the amount of $1,946.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $29,771 and $22,370 at June 30, 2005 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $9,055 and $8,878 at June 30, 2005 and September 30, 2004, respectively.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $1,013 and $415 of outstanding borrowings under the domestic credit facility as of June 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $16,968 and $11,521 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of June 30, 2005 and September 30, 2004, respectively.

On April 14, 2005, the Company amended its domestic credit facility to extend the maturity by one year to April 9, 2009, to increase the inventory financing limits, from $6,000 to $8,000, to reduce the fees and expenses under the agreement and to make changes to the financial covenants in the Company’s favor. In addition, the amendment established an additional $5,000 line of credit to finance certain existing equipment and equipment to be purchased by the ICO Polymers North America and Bayshore Industrial segments. On May 10, 2005, the Company amended its domestic credit facility to increase the revolving credit line by $5,000 to $20,000. These two amendments increased the total facility $10,000 to $25,000.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,042 and $8,463 of outstanding borrowings under these foreign credit facilities as of June 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $12,803 and $10,849 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of June 30, 2005 and September 30, 2004, respectively.

(Unaudited and in thousands, except share and per share data)

In July 2005, the Company expanded its revolving line of credit in Australia from $760 to approximately $4,900. Additionally, the Company increased other credit facilities in Australasia available to support the issuance of letters of credit and foreign exchange contracts from $3,600 to $8,140.

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

A summary of future payments owed for contractual obligations and commercial commitments as of June 30, 2005 are shown in the table below:
		Three Months Ended	Fiscal Year
Contractual Obligations:	Total	September 30, 2005	2006	2007	2008	2009	Thereafter
Long-term debt	$27,222	$1,055	$5,331	$7,978	$3,082	$3,035	$6,741
Capital leases	649	42	179	190	203	35	-
Operating leases	6,057	509	1,775	1,307	816	706	944
Total contractual obligations	33,928	1,606	7,285	9,475	4,101	3,776	7,685
Commercial commitments:
Credit facilities	8,055	8,055	-	-	-	-	-
Total contractual obligations and commercial commitments	$41,983	$9,661	$7,285	$9,475	$4,101	$3,776	$7,685

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2005 and September 30, 2004.

(Unaudited and in thousands, except share and per share data)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates and foreign currency exchange risks. As of June 30, 2005, the Company had $44,500 of net investment in foreign wholly owned subsidiaries. The Company does not hedge this foreign exchange rate risk with the exception of forward currency exchange contracts related to a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the nine months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and September 30, 2004, the Company had approximately $5,071 of notional value (fair market value at June 30, 2005 was $5,071) and $5,848 of notional value (fair market value at September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies for which the transactions are denominated will result in a gain or loss to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At June 30, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of June 30, 2005	Currency denomination of receivable
New Zealand	Australia	$2,769	New Zealand Dollar
New Zealand	Malaysia	1,491	New Zealand Dollar
U.S.	Italy	906	U.S. Dollar

(Unaudited and in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities:

Financial Instruments

Variable Interest Rate Debt	US$ Equivalent		Weighted Average Interest Rate
Currency	June 30,	September 30,	June 30,	September 30,
Denomination of Indebtedness	2005	2004	2005	2004
Euro(1)	$4,263	$4,115	4.33%	4.59%
New Zealand Dollar (2)	3,123	2,573	8.39%	7.51%
Australian Dollar (2)	2,756	2,682	8.19%	8.03%
British Pounds Sterling (2)	1,163	1,811	6.50%	5.97%
United States Dollar(1)	1,013	415	5.48%	5.00%
Malaysian Ringgit (2)	357	23	2.89%	7.75%
Swedish Krona (2)	-	965	-	5.45%

(1) Maturity dates are expected to range from less than one year to seven years.
(2) Maturity dates are expected to be less than one year as of June 30, 2005.

Forward Currency Exchange Contracts
	June 30,	September 30,
	2005	2004
Receive US$/Pay Australian $:
Contract Amount	US $4,353	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7600	(US$/A$) .6990
Expected Maturity Dates	July 2005 through	October 2004 through
	November 2005	February 2005
Receive US$/Pay New Zealand $:
Contract Amount	US $611	US $902
Average Contractual Exchange Rate	(US$/NZ$) .7011	(US$/NZ$) .6585
Expected Maturity Dates	July 2005 through	October 2004 through
	August 2005	November 2004
Receive Euro €/Pay Australian $:
Contract Amount	Euro €17	None
Average Contractual Exchange Rate	(Euro€/A$) .6182
Expected Maturity Dates	July 2005

Receive Australian $/Pay New Zealand $:
Contract Amount	A $118	None
Average Contractual Exchange Rate	(A$/NZ$) .9286
Expected Maturity Dates	July 2005 though
August 2005
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

ITEM 4.    CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      During the third quarter 2005 earnings conference call webcast with our investors, the Company’s Chief Executive Officer indicated that the Company is continuing to work on reaching a resolution of our dispute with Varco.  Notwithstanding these efforts, however, the Company has no view as to whether such dispute is likely to be resolved in 2005 or later, or whether it will result in litigation.  For more information, see the discussion in Note 6 to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
3.1*	—	Amended and Restated By-Laws of the Company dated August 9, 2005.
10.1*	—	Separation Agreement and Release dated May 14, 2005, between David J. Phillips, and ICO, Inc. and ICO Polymers North America, Inc.
10.2*	—	Incentive Stock Option Agreement (the Company’s standard form for employee stock option agreements)
10.3*	—	Agreement between Derek Bristow and ICO Europe B.V. dated July 6, 2005, and executed by Mr. Bristow on July 25, 2005.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1*	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2*	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

August 11, 2005	/s/ W. Robert Parkey, Jr.
W. Robert Parkey, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)