Form 10-K
period 2005-09-30
ICO INC
filed 2005-12-09
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0 -10068
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

Title of each class
Common Stock, no par value
Preferred Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No ☑

The aggregate market value of common equity held by nonaffiliates of the Registrant as of March 31, 2005 was $79,800,000.
The number of shares outstanding of the registrant's Common Stock as of November 15, 2005: Common Stock, no par value-25,544,997

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2005.

ICO, INC.

2005 FORM 10-K ANNUAL REPORT

P A R T I
(dollars in thousands, except share and per share data)

Item 1. Business

General

ICO, Inc. (together with its subsidiaries “the Company”) was incorporated in 1978 under the laws of the state of Texas. The Company manufactures specialty resins and concentrates and provides specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with base polymer film resins to give plastic films desired characteristics, and to reduce customers’ raw material costs. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through our 18 operating facilities located in 9 countries in North America, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

(dollars in thousands, except share and per share data)

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

Facilities. The Company operates seven facilities in the United States, six in Europe (located in The Netherlands, England, Italy, and France), four in Australasia (located in New Zealand, Australia and Malaysia) and one in Brazil. Almost all of these operations provide toll processing services, sell products into their markets and are able to compound materials. The Company entered into a lease agreement in late fiscal 2005 to open a manufacturing plant in Brisbane, Australia in early fiscal 2006. This facility will manufacture and sell the Company’s products into the Eastern Australian market.

Products and Services

Product Sales. The powders produced by the Company in its manufacturing operations are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings. Currently, the largest powder sales markets of the Company include Western Europe, Australia, New Zealand, Malaysia, the United States and Brazil. The Company also exports its powders into Africa, the Middle East, and Asia. The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce powders. The Company usually performs both size reduction and compounding to produce its finished products.

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

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders. No single customer accounted for more than 10% of worldwide sales during fiscal years 2005, 2004 or 2003. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed-upon fee structure.

(dollars in thousands, except share and per share data)

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

The Company provides value-added polymers processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuations in raw materials and other supplies by maintaining relatively short order cycles; however, maintaining raw materials and finished goods in inventory exposes the Company to increased risk of price fluctuations (see "Raw Materials"). The majority of the Company’s domestic size reduction service revenues have historically been carried out on a tolling basis and have not required the purchase of inventory. The Company anticipates that polymer product sales in the United States market will increase in the future and thus the Company’s investment in inventory in the United States could continue to increase.

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

(dollars in thousands, except share and per share data)

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

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to Varco International, Inc. (“Varco”). All proceeds from the sale have been received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See “Item 3. Legal Proceedings” for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

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

The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company. Also, see the discussion concerning environmental remediation issues included in “Item 3. Legal Proceedings.”

Insurance and Risk

Except for warranties implied by law, the Company does not generally expressly warrant the products and services it provides. Nonetheless, if the Company were found to have been negligent, or to have breached its obligations to its customers, or if warranties are implied as a matter-of-law (notwithstanding any disclaimer of warranty), the Company could be exposed to significant liabilities and its reputation could be adversely affected. Likewise, the Company's activities as a vendor of specialty

(dollars in thousands, except share and per share data)

polymers products may result in liability on account of defective products. While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. See “Item 3. Legal Proceedings.”

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

Patents, Trademarks and Licenses

The Company holds one United States patent, one United Kingdom patent, one Australian patent, and one New Zealand patent covering proprietary technology utilized in certain of its services. The Company believes that its patents are valid and that the duration of its existing patents is satisfactory; however, the Company does not believe any single patent is essential to the overall successful operation of the Company's business, and the Company's polymers processing operations are not materially dependent upon any patents, trademarks, or licenses. However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce processes or products of comparable or greater quality to those developed or produced by the Company; that the Company’s patents will not be modified, revoked, or found to be invalid; or that others will not claim that the Company’s products or processes infringe upon or use the intellectual property of others.

Employees

As of November 30, 2005, the Company employed approximately 825 full-time, part-time and temporary employees, 380 of which are located in the United States. Certain employees working in Italy, France, The Netherlands, New Zealand, Australia, and Brazil are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Financial Information About Geographic Areas

The Company’s reportable segments include: ICO Europe, Bayshore Industrial, ICO Courtenay - Australasia, ICO Polymers North America and ICO Brazil. Financial information about the Company’s segments is found in Note 21 to the Company’s Consolidated Financial Statements.

Available Information

The Company’s Internet website is http://www.icopolymers.com. Information contained on the Company’s website is not part of this report or any other report filed with the Securities and Exchange Commission. The Company makes available free of charge, through its Internet website the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other SEC filings, as soon as reasonably practicable after electronically filing such materials with or furnishing them to the SEC. In addition, the Company makes available through its Internet website the Company’s Code of Business Ethics and the written charters of the Audit, Compensation and Nominating Committees of its Board of Directors, all of which are available in print to any stockholder who requests them by contacting the Company’s Corporate Secretary at 5333 Westheimer Rd., Suite 600, Houston, Texas, 77056.

(dollars in thousands, except share and per share data)

Item 2. Properties

The location and approximate acreage of the Company's operating facilities at November 30, 2005, together with an indication of the services performed at such facilities are set forth below. Other than the Company’s corporate headquarters in Houston, Texas, all properties consist primarily of polymers processing facilities with adjacent offices. The “Services” column below describes the services either performed for customers at the location or performed on Company-owned materials to produce the Company’s products.

The Company’s Bayshore Industrial segment owns and operates the La Porte, Texas location; all other U.S. locations (other than the Corporate headquarters) are operated by the Company’s ICO Polymers North America segment. The Australian, New Zealand, and Malaysian locations are operated by the Company’s ICO-Courtenay Australasian segment. The six European locations are operated by the Company’s ICO Europe Segment, and the property leased in Brazil is the sole location of the Company’s ICO Brazil segment.

Properties Owned:
Location	Services	Acres	Facility Square Footage
Bloomsbury, NJ	Size reduction	15	99,408
China, TX	Size reduction and compounding	13	108,500
East Chicago, IN	Size reduction and compounding	4	73,000
Fontana, CA	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction, compounding and technical services	8	102,500
Grand Junction, TN	Size reduction	5	127,900
La Porte, TX	Compounding	39	179,250
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	240,773
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	112	1,196,528

Properties Leased:
Location	Services	Acres	Facility Square Footage
Houston, Texas	Corporate headquarters	N/A	16,897
Beaucaire, France	Size reduction	5	72,088
Auckland, New Zealand	Size reduction and compounding	1	24,010
Batu Pahat, Malaysia	Size reduction and compounding	2	61,200
Contagem, Brazil	Size reduction and compounding	1	23,680
Melbourne, Australia	Size reduction and compounding	2	72,316
Brisbane, Australia	Production to begin in 2006	1	18,256
	Total Acreage and Square Footage Leased	12	288,447
Total Acreage and Square Footage Owned and Leased		124	1,484,975
N/A = Not applicable

The leased properties listed above have various expiration dates through 2010. The Company is currently operating most of its facilities below full capacity which allows the Company to increase its level of volumes utilizing existing facilities. Most of the polymers processing facilities are operating 24 hours per day, five days per week.

(dollars in thousands, except share and per share data)

Item 3. Legal Proceedings

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to Varco International, Inc. (On March 11, 2005, Varco International, Inc. merged with National - Oilwell, Inc. to form National Oilwell Varco, Inc.; as used herein, the term “Varco” refers, as the context requires, to the pre-merger entity Varco International, Inc. and its successor-by-merger, National Oilwell Varco, Inc.). Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relates to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated.

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000. The indemnification obligation is subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of loss from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations. The Company’s Consolidated Statement of Cash Flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, results of operations and/or cash flows.

(dollars in thousands, except share and per share data)

Thibodaux Litigation.   In September 2004, C.M. Thibodaux Company, Ltd. (“Thibodaux”) amended its petition in a case pending in District Court in the Parish of Orleans Louisiana to add claims against the Company. Thibodaux’s claims are part of an extensive lawsuit filed by Thibodaux against Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies (the “Thibodaux Lawsuit”) in October of 2001.  Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services business, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. At one time ITCO also leased a portion of the subject property from Thibodaux, and during another time period ITCO subleased portions of the Company’s leased property. Varco, which is not a party in the case, assumed the leases of ICO’s leased portions of the subject property following the sale of ICO’s Oilfield Services business to Varco in 2002. Varco has also leased another portion of the subject property from Thibodaux for many years prior to 2002.

Thibodaux contends that the property was contaminated with NORM generated during the Company’s and ITCO’s servicing of oilfield equipment, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. However, the Company believes that a significant portion of the damages being sought, specifically the NORM remediation costs, are included within the claims being asserted by Varco in its indemnification claims.  See “Varco Indemnification Claims” above.  Discovery in the case against is ongoing (although delayed as a consequence of Hurricane Katrina), and the Company intends to assert a vigorous defense in this litigation.  An adverse judgment against the Company in the lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Silicosis Related Claims. Four coating plants (located in Louisiana, Canada, and Odessa and Houston, Texas) were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company’s sale of its Oilfield Services business. Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such business, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Koskey and Galvan litigation described below), and the Company has agreed to indemnify Varco for any such costs.

The Company acquired the Odessa, Texas coating plant prior to the 1980’s. The other three coating plants (the “BHTS plants”), including the Houston, Texas plant, were acquired by ICO as part of the acquisition of Baker Hughes Tubular Services, Inc. (“BHTS”) from Baker Hughes Incorporated (“Baker Hughes”) in 1992. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. During and after 1989, an alternative blasting media (which is not known to produce silica dust) was used at each of the plants. Since the mid-1990’s, the Company has been named as a party in lawsuits filed on behalf of former employees of the coating plants located in Odessa and Houston who allegedly suffered from silicosis-related disease as a result of exposure to silica dust produced in the blasting process. Issues surrounding the defense of and the Company’s exposure in cases filed on behalf of employees of the former BHTS plants and the Odessa plant warrant separate analyses due to the different history of ownership of those plants. An agreement with Baker Hughes (described below) affects the Company’s defense and exposure in cases filed by former employees of the BHTS plants, but is not applicable to cases filed on behalf of former employees of the Odessa plant.

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

(dollars in thousands, except share and per share data)

The Company has been dismissed from two silicosis-related personal injury lawsuits, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Jefferson County, Texas (the “Koskey litigation”), and Galvan et al. v. ICO, Inc., Baker Hughes, Inc., et al. pending in Orange County, Texas (the “Galvan litigation”), both of which were filed against Baker Hughes and the Company by former employees of the Houston plant (Richard Koskey and Celestino Galvan, respectively). Notwithstanding the Company’s dismissal from the Koskey litigation and the Galvan litigation, the Company may still have exposure in these cases because Koskey and Galvan’s claims against Baker Hughes have not been completely resolved. In the Koskey litigation Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes; however on appeal the summary judgment was reversed on a procedural issue and the case was remanded to the trial court. Pursuant to Texas legislation that became effective on September 1, 2005, in the event that Koskey and/or Galvan did not produce a medical report by November 30, 2005 establishing the existence of specific medical criteria as required by the statute (a “Compliant Medical Report”), the defendants may request a transfer of the cases to the silica multi-district litigation court in Houston and thereafter move to preclude them from pursuing their claims unless or until they produce such a Compliant Medical Report. Koskey and Galvan both recently produced supplemental medical reports which the Defendants are challenging as not constituting Compliant Medical Reports.

Under the terms of the agreement with Baker Hughes, the Company’s exposure is capped at $500 per claimant, and $5,000 in the aggregate for all such claims that may be asserted (currently $4,250 net of payments the Company has made to date referenced in the preceding paragraph); after those thresholds, Baker Hughes is responsible for all of the costs of defense, settlement, or judgments for occupational health claims governed by the Agreement.

Based on the Koskey and Galvan’s allegations and discovery conducted to date, both of these lawsuits are covered by the agreement with Baker Hughes, and therefore, the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey and Galvan litigation. Issues affecting the Company’s exposure in these cases include: whether the medical reports recently produced by Koskey and Galvan constitute Compliant Medical Reports; other factors related to the defendants’ ability to effectively challenge each silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant; and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

At this time, the Company cannot predict whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in five claims relating to the following sites: (i) the French Limited site northeast of Houston, Texas; (ii) the Sheridan Disposal Services site near Hempstead, Texas; (iii) the Combe Fill South Landfill site in Morris County, New Jersey; (iv) the Gulf Nuclear Superfund sites at three locations in Texas; and (v) the Malone Service Company (MSC) Superfund site in Texas City, Texas.

(dollars in thousands, except share and per share data)

Active remediation of the French Limited site was concluded in 1996, at which time the PRPs commenced natural attenuation of the site groundwater. Additional active remediation of the French Limited site is likely to be required at some point in the future, but under the terms of the Company’s February 1997 “buyout agreement,” the Company will not be required to participate in the first $2,000 of any necessary additional remediation expenses, and currently it is not expected that such expenses will exceed $2,000. In the event that the Company is required to contribute to the costs of additional remediation, at the French Limited site, it is not expected to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill site and, the Gulf Nuclear Superfund sites will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

Tank Failure Claim.  In September 2003, the Company's U.K. subsidiary was served by one of its former customers in a lawsuit filed in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K.  The customer claims that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 have failed or are expected to fail, and that such failure is the result of the unsatisfactory quality and/or unfitness for purpose of the Company's resin.  The customer seeks recovery from the Company for the customer's costs incurred in replacing failed tanks, lost profits, pre-judgment interest, and other unspecified damages.  The customer is seeking recovery for 1,010 failed tanks as of October 31, 2005, and has  produced unaudited information (which is currently being examined by forensic accountants on behalf of the Company) designed to demonstrate that the customer's alleged replacement costs and lost profits on future sales for which it is currently seeking recovery may be up to approximately $738.  The 1,010 tanks that have been replaced represent approximately 15% of the 6,524 tanks that the customer claims it manufactured with the resin at issue.  It is difficult to estimate the number of additional tanks manufactured with the resin at issue that might fail and for which the customer may seek recovery, based in part on the customer's failure to produce production records and evidence of material traceability, and the wide variation in failure rates by tank model as reported by the customer.  Approximately 638 (or approximately 63%) of the 1,010 reported failures through October 31, 2005 involve one particular tank model, representing a failure rate of approximately 47% of the 1,357 tanks of that model in the aggregate tank group.  An additional 1,851 tanks are reported to be five different tank models with failure rates through October 31, 2005 averaging approximately 15%.  The remaining 3,316 of the 6,524 tanks allegedly manufactured with the resin at issue (slightly more than 50% of the tanks) are reported to be three different tank models with failure rates through October 31, 2005 of less than 3%. The Company denies that it is liable to the customer and attributes the alleged defects to tank design flaws, inconsistent and uncontrolled manufacturing processes and procedures, insufficient recordkeeping, and failure to perform routine quality control testing, none of which are the responsibility of the Company.  The failure patterns (including the customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame with the same resin have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company believes it is entitled to full or partial indemnity from the supplier of the base resin used by the Company to manufacture the colored resin, which supplier is also a party to the case.  The Company believes that it is entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  The case is scheduled for trial in March of 2006. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

P A R T I I
(dollars in thousands, except share and per share data)

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Stock Market under the symbol ICOC. There were 420 shareholders of record of the Company’s common stock at November 15, 2005.

The Company has not declared or paid common stock dividends during 2005, 2004, and 2003, respectively. The Company currently has no plans to declare a common stock dividend.

The Company’s domestic credit facility with Wachovia Bank restricts the Company’s ability to pay dividends on common stock. The terms of the domestic credit facility do allow the Company to pay common stock dividends if the Company has not less than $3,000 of excess availability under the credit facility on each of the immediately preceding ten consecutive days of the payment of any such dividend and the Company is not then in default under the credit facility (see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 10 to the Company’s Consolidated Financial Statements).

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Company’s $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”). Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through September 30, 2005 aggregated $5,984. After the Company failed to declare and pay a dividend on the Preferred Stock for six consecutive quarters through June 30, 2004, the holders of the Preferred Stock elected two additional directors to the Company’s Board of Directors in the fourth quarter of fiscal 2004. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

The following table sets forth the high and low trading prices for the Company’s common stock as reported on the NASDAQ Stock Market.

Fiscal Year		High	Low

2005	First Quarter	$3.69	$2.60
	Second Quarter	$3.66	$2.87
	Third Quarter	$3.36	$1.92
	Fourth Quarter	$3.80	$2.18

2004	First Quarter	$1.37	$0.65
	Second Quarter	$2.87	$1.45
	Third Quarter	$2.71	$1.71
	Fourth Quarter	$3.05	$1.88

(dollars in thousands, except share and per share data)

Item 6. Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.
	Fiscal Years Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except for share data)
Statement of Operations Data:
Revenues	$296,606	$257,525	$206,614	$181,472	$196,837
Costs of sale and services	243,140	209,671	172,692	147,345	163,373
Gross profit	53,466	47,854	33,922	34,127	33,464
Selling, general and administrative expenses	37,001	33,788	34,363	29,824	31,847
Depreciation and amortization	7,772	7,996	9,356	10,240	10,397
Impairment, restructuring and other costs	488	854	12,814	3,168	14,512
Operating income (loss)	8,205	5,216	(22,611)	(9,105)	(23,292)
Interest expense, net	(2,836)	(2,663)	(3,489)	(12,831)	(12,447)
Other income (expense)	(149)	(35)	493	1,492	(717)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,220	2,518	(25,607)	(20,444)	(36,456)
Provision (benefit) for income taxes	218	(1,370)	(4,752)	(4,176)	(10,943)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	5,002	3,888	(20,855)	(16,268)	(25,513)
Income (loss) from discontinued operations, net of income taxes	(497)	(3,631)	(374)	44,214	12,076
Income (loss) before cumulative effect of change in accounting principle	4,505	257	(21,229)	27,946	(13,437)
Cumulative effect of change in accounting principle	-	-	(28,863)	-	-
Net income (loss)	$4,505	$257	$ (50,092)	$ 27,946	$ (13,437)
Preferred dividends	-	-	(544)	(2,176)	(2,176)
Net income (loss) applicable to Common Stock	$4,505	$257	$ (50,636)	$ 25,770	$ (15,613)

Earnings (Loss) Per Share: Basic
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.20	$.15	$(.86)	$(.77)	$(1.22)
Earnings (loss) from discontinued operations	(.02)	(.14)	(.02)	1.84	.53
Earnings (loss) before cumulative effect of change in accounting principle	.18	.01	(.88)	1.07	(.69)
Cumulative effect of change in accounting principle	-	-	(1.16)	-	-
Earnings (loss) per common share	$.18	$.01	$(2.04)	$1.07	$(.69)

Earnings (Loss) Per Share: Diluted
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.17	$.14	$(.86)	$(.77)	$(1.22)
Earnings (loss) from discontinued operations	(.02)	(.13)	(.02)	1.84	.53
Earnings (loss) before cumulative effect of change in accounting principle	.15	.01	(.88)	1.07	(.69)
Cumulative effect of change in accounting principle	-	-	(1.16)	-	-
Earnings (loss) per common share	$.15	$.01	$(2.04)	$1.07	$(.69)
Weighted average shares outstanding (basic)	25,442,000	25,276,000	24,873,000	24,020,000	22,741,000
Weighted average shares outstanding (diluted)	29,350,600	28,863,600	24,873,000	24,020,000	22,741,000

(dollars in thousands, except share and per share data)

	Fiscal Years Ended September 30,
	2005	2004	2003	2002	2001
Other Financial Data:
Capital expenditures	$5,039	$4,725	$8,925	$10,159	$5,915
Cash provided by (used for) operating activities by continuing operations	4,849	4,816	(7,170)	(8,288)	(9,615)
Cash used for investing activities by continuing operations	(4,086)	(4,275)	(8,499)	(9,514)	(5,568)
Cash provided by (used for) financing activities by continuing operations	$1,473	$(1,442)	$(106,124)	$(12,100)	$(2,777)

Balance Sheet Data:
Cash and equivalents	$3,234	$1,931	$4,114	$129,072	$31,642
Working capital (1)	41,382	34,209	32,725	145,939	107,073
Property, plant and equipment, net	49,274	52,198	54,639	62,607	61,979
Total assets (1)	164,255	158,470	145,261	304,681	280,944
Long-term debt, net of current portion	18,993	19,700	23,378	128,877	134,191
Shareholders’ equity	$77,090	$70,941	$67,329	$111,489	$79,779

(1) Working capital (current assets less current liabilities) and total assets include Oilfield Services business assets which are classified as current assets held for sale in the amount of $0; $0; $0; $2,783; and $78,092; respectively. Working capital also includes total Oilfield Services liabilities held for sale and retained in the amount of $1,410, $1,557; $2,476; $6,629; and $17,840; respectively.

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. “Tolling” refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the U.K.  The Company’s ICO Courtney - Australasia segment includes operations in Australia, Malaysia and New Zealand.

Cost of sales and services is primarily comprised of purchased raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits paid to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs, consulting costs and legal and professional accounting fees.

(dollars in thousands, except share and per share data)

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. However, demand during the Company’s fourth fiscal quarter of 2005 was the strongest demand of all of fiscal year 2005 quarters in part due to rising resin prices.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a partially self-insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States (with the exception of fiscal year 2004) with stop loss insurance coverage limiting the Company’s expense to $300 per claim. Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

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

(dollars in thousands, except share and per share data)

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

Stock Options- Effective October 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to all employee awards granted or modified after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years. The Company expenses the fair value of stock option grants that vest over a vesting period over the applicable vesting period.

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

(dollars in thousands, except share and per share data)

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	2005	2004
Cash and cash equivalents	$3,234	$1,931
Working capital	41,382	34,209

Cash and cash equivalents increased $1,303 during fiscal year 2005 due to the factors described below. Working capital increased $7,173 primarily due to an increase in accounts receivable and an increase in inventory offset by an increase in current portion of long-term debt. The increase in accounts receivable of $3,998 is due to an overall increase in revenues and the increase in inventory of $2,716 is due to an increase in inventory volumes.

Despite an increase in working capital, for the year ended September 30, 2005, cash provided by operating activities by continuing operations was slightly higher than the prior year with cash provided of $4,849 compared to cash provided of $4,816 for the year ended September 30, 2004. Cash used for accounts receivable decreased to $3,974 from cash used of $9,526 in the prior year due to a larger increase in accounts receivable in the prior year due to the growth in revenues in fiscal year 2004. Cash used for inventory decreased to $2,599 from cash used of $7,125 in the prior year due to a larger increase in inventory in the prior year due to the growth in sales volumes in fiscal year 2004. Cash used relating to a decline in accounts payable was $479, during fiscal year 2005, compared to cash generated of $8,514 in the prior year, due to the timing of inventory purchases within the Company’s ICO Europe business segment.

Cash used for operating activities by discontinued operations for the year ended September 30, 2005 improved to cash used of $822 compared to cash used of $1,431 for the year ended September 30, 2004.  This improvement was due to higher payments in the previous year related to Oilfield Services business liabilities retained. The cash used of $822 for the year ended September 30, 2005 was primarily related to legal expenses and payments for Oilfield Services business liabilities retained.

Capital expenditures totaled $5,039 during the year ended September 30, 2005 and were related primarily to upgrading the Company’s production facilities.  Approximately 67% of the $5,039 of capital expenditures was spent in the Company’s ICO Polymers North America and ICO Europe business segments. The Company spent approximately $2,300 to upgrade existing equipment and to maintain existing production capacity.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $915 and recorded a pre-tax gain of $65.

Cash provided by (used for) financing activities during the year ended September 30, 2005 was cash provided of $1,473 compared to cash used of ($1,442) during the year ended September 30, 2004.  The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12,000 during fiscal 2005. Term debt repayments increased $6,840 compared to the prior year primarily due to the early retirement of $7,095 of the Company’s 10 3/8% Series B Senior Notes during fiscal 2005, at par value.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $34,520 and $22,370 at September 30, 2005 and September 30, 2004, respectively. The increase in credit availability was caused by an increase in the borrowing capacity of existing credit facilities and the addition of long-term loans closed during fiscal year 2005. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $9,953 and $8,878 at September 30, 2005 and September 30, 2004, respectively, including an equipment term loan borrowed under the domestic credit facility.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $996 and $415 of outstanding borrowings under the domestic credit facility as of September 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the domestic credit facility was $19,686 and $11,521 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of September 30, 2005 and September 30, 2004, respectively.

(dollars in thousands, except share and per share data)

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,957 and $8,463 of outstanding borrowings under these foreign credit facilities as of September 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $14,834 and $10,849 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit, applicable foreign currency contracts and borrowings as of September 30, 2005 and September 30, 2004, respectively.

The weighted average interest rate charged on borrowings under the Company’s various credit facilities at September 30, 2005 and 2004 was 6.7% and 5.6%, respectively.

The Company expects that its working capital will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, as well as increases the Company’s accounts receivable. Additionally, rising resin prices will have the effect of increasing working capital as the Company experienced in fiscal 2005.

The Company anticipates that the existing cash balance as of September 30, 2005 of $3,234, additional borrowing capacity of approximately $34,520 under various foreign and domestic credit arrangements, and potential new borrowings under potentially new credit facilities will provide adequate liquidity for fiscal 2006. The Company expects to have adequate liquidity in fiscal year 2006 to pay for capital expenditures, scheduled debt payments and to fund other capital requirements of the operations.

A summary of future payments owed for contractual obligations and commercial commitments as of September 30, 2005 are shown in the table below:

		Fiscal Year
Contractual Obligations:	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$23,927	$5,451	$5,782	$2,896	$3,016	$1,049	$5,733
Capital leases	723	206	220	233	64	-	-
Operating leases	4,298	1,605	1,118	687	419	306	163
Total contractual obligations	28,948	7,262	7,120	3,816	3,499	1,355	5,896
Commercial commitments:
Credit facilities	8,989	8,989	-	-	-	-	-
Total contractual obligations and commercial commitments	$37,937	$16,251	$7,120	$3,816	$3,499	$1,355	$5,896

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

On November 16, 2005, the Company gave notice that it will redeem the remaining $3,000 of the Company’s 10 3/8% Series B Senior Notes at par value on December 16, 2005.

(dollars in thousands, except share and per share data)

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2005 and September 30, 2004.

Results of Operations

The following discussion regarding the Company’s financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

	Summary Financial Information
	Fiscal Year Ended September 30,
	2005	2004	Change	% Change
Total revenues	$296,606	$257,525	$39,081	15.2%
SG&A (1)	37,001	33,788	3,213	9.5%
Operating income	8,205	5,216	2,989	57.3%
Income from continuing operations	5,002	3,888	1,114	28.7%
Net income	$4,505	$257	$4,248	>100%

Volumes (2)	294,000	306,000	(12,000)	(3.9%)
Gross margin (3)	18.0%	18.6%	(.6%)
SG&A as a percentage of revenue	12.5%	13.1%	(.6%)
Operating income as a percentage of revenue	2.8%	2.0%	.8%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons (in thousands) sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $39,081 or 15% to $296,606 during fiscal year 2005.

The components of the $39,081 and 15% increase in revenues are:

	Increase/(Decrease)
	%	$
Volume	(3%)	$(7,600)
Price/product mix (1)	15%	38,281
Translation effect (2)	3%	8,400
Total change in revenue	15%	$39,081

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

(dollars in thousands, except share and per share data)

The Company’s revenues are impacted by the change in the Company’s raw material prices (“resin” prices). As the price of resin increases, market prices for the Company’s products will generally also increase. This will typically lead to higher average selling prices. During fiscal year 2005, resin prices rose dramatically and increased the Company’s revenues by approximately $38,281. Although the Company participates in numerous markets, the graph below illustrates the trend in the Company’s resin prices over the prior two fiscal years.
Lower volumes resulted in lower revenues of $7,600 during fiscal year 2005. Lower volumes were primarily due to a decline in customer demand. The translation effect of stronger foreign currencies relative to the U.S. Dollar increased revenues by $8,400 during fiscal year 2005.

(dollars in thousands, except share and per share data)

Revenues by segment for the year ended September 30, 2005 compared to the year ended September 30, 2004

	Fiscal Year Ended September 30,
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$126,986	43	$112,554	44	$14,432	13
Bayshore Industrial	73,078	24	60,285	23	12,793	21
ICO Courtenay - Australasia	47,670	16	40,640	16	7,030	17
ICO Polymers North America	40,589	14	36,773	14	3,816	10
ICO Brazil	8,283	3	7,273	3	1,010	14
Total	$296,606	100	$257,525	100	$39,081	15

          2005 Revenues by Segment                                                                       2004 Revenues by Segment

ICO Europe’s revenues increased $14,432 or 13% caused by the translation effect of stronger European currencies compared to the U.S. Dollar of $4,900 and an increase of $17,232 due to an increase in average selling prices prompted by higher resin prices. A decline in volumes sold of 9% caused by a reduction in customer demand resulted in a decrease in revenues of $7,700.

Bayshore Industrial’s revenues increased $12,793 or 21% as a result of higher average selling prices due to higher raw material prices ($8,693 impact) as well as an increase in volumes sold of 7% ($4,100 impact). The volume increase was due to gaining new customers and an increase in customer demand.

ICO Courtenay - Australasia’s revenues increased $7,030 or 17% primarily as a result of higher average selling prices prompted by higher resin costs ($6,360 impact) as well as the translation effect of stronger Australian and New Zealand dollar currencies compared to the U.S. Dollar of $2,370, offset by reduced volumes sold of 4% ($1,700 impact) due to lower customer demand in New Zealand.

ICO Polymers North America revenues increased $3,816 or 10% due to higher average selling prices ($4,391) and product sales volumes ($500 impact), offset by lower tolling revenues of $1,075 primarily caused by a decline in volumes. The decline in volumes was mostly due to a reduction in customer demand.

ICO Brazil’s revenues increased $1,010 or 14% during fiscal 2005 due to the stronger Brazilian Real compared to the U.S. dollar ($1,130 impact) and higher selling prices ($800 impact) offset by the effect of lower customer demand which reduced revenues by $920.

(dollars in thousands, except share and per share data)

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) were 18.0% in fiscal year 2005 compared to 18.6% during fiscal year 2004. The reduction in gross margin was caused by lower service and product sales volumes and an increase in product sales prices and hence higher sales revenues which increased primarily due to rising resin prices. Higher resin prices have historically resulted in an increase in the market price of the Company’s products and, thus, higher selling prices; however, gross profit may not increase, thus causing a reduction in gross margin. Partially offsetting this decline was an improvement in the Company’s feedstock margin per ton (feedstock margin is equal to product sales revenues less raw material costs). Although resin prices increased, the Company was able to maintain feedstock margin by passing along the higher resin costs in the form of higher selling prices. Additionally, the Company successfully managed the timing of raw material purchases which also benefited gross margins.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense of $673 in fiscal 2005 and $679 in fiscal 2004) (“SG&A”) increased $3,213 or 10% during 2005. SG&A increased in fiscal year 2005 as a result of higher compensation and benefits cost (including employee medical costs) of $800, stronger foreign currencies compared to the U.S. Dollar (an impact of approximately $975) and an increase in severance costs of $605. In addition, the Company incurred $1,015 of Sarbanes-Oxley implementation costs during fiscal year 2005 compared to $55 in fiscal year 2004. Professional accounting fees also increased $1,100 primarily as a result of the higher audit costs for fiscal 2005 due to Sarbanes-Oxley. These increases were partially offset by lower profit sharing expenses of $480. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during fiscal year 2005 compared to 13.1% for fiscal year 2004.

Included in SG&A are the following expenses:
	Fiscal Year Ended September 30,
	2005	2004	Change
Professional accounting fees	$2,110	$1,010	$1,100
Severance expense	680	75	605
Third party Sarbanes - Oxley implementation expense	1,015	55	960
Total	$3,805	$1,140	$2,665

Impairment, restructuring and other costs. Impairment, restructuring and other costs decreased $366 or 43% in fiscal 2005 compared to fiscal 2004 due to events discussed below.

The Company’s China, Texas plant located near Beaumont suffered minor damage from Hurricane Rita in September 2005. As a result of the hurricane, the Company incurred $110 of costs in September 2005 associated with employee hardship expenses and temporary plant expenses to get the facility operational again. During fiscal 2005, the Company relocated its European technical center to a new location in the U.K. and recognized $243 of costs. The Company also incurred $135 of additional costs associated with the closure of its Swedish manufacturing operation.

In connection with the closure of the Company’s Swedish manufacturing operation during the fourth quarter of fiscal 2004, the Company recognized $639 of costs for severance, contract termination expenses and other related costs in fiscal year 2004. In addition, the Company incurred net severance costs of $160 during fiscal 2004 related to the termination of certain employees in North America and Europe. The Company also incurred in fiscal year 2004 $55 of other costs associated with the closure of a rotational mold fabrication business in the UK.

Operating income. Consolidated operating income improved $2,989 or 57% during fiscal year 2005. The increase was primarily due to the increase in gross profit offset by higher SG&A. Gross profit increased despite lower gross margins due to improved feedstock margins exceeding the gross profit impact from lower sales and service volumes.

Operating income (loss) by segment and discussion of significant segment changes follows.

(dollars in thousands, except share and per share data)

Operating income (loss) by segment for the year ended September 30, 2005 compared to the year ended September 30, 2004

Operating income (loss)	Fiscal Year Ended September 30,
	2005	2004	Change
ICO Europe	$4,201	$2,400	$1,801
Bayshore Industrial	8,881	5,511	3,370
ICO Courtenay - Australasia	2,910	3,999	(1,089)
ICO Polymers North America	771	1,444	(673)
ICO Brazil	(951)	118	(1,069)
Subtotal	15,812	13,472	2,340
General Corporate Expense	(6,934)	(7,577)	643
Stock option expenses and other	(673)	(679)	6
Consolidated	$8,205	$5,216	$2,989

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2005	2004	Increase
ICO Europe	3%	2%	1%
Bayshore Industrial	12%	9%	3%
ICO Courtenay - Australasia	6%	10%	(4%)
ICO Polymers North America	2%	4%	(2%)
ICO Brazil	(11%)	2%	(13%)
Consolidated	3%	2%	1%

ICO Europe’s operating income improved $1,801 or 75%. This improvement was primarily a result of an increase in feedstock margin per metric ton due to improved product sales pricing management (approximately $3,300 positive impact) and a reduction in manufacturing costs of $1,700 due primarily to the closure and consolidation of the Company’s Swedish plant. These improvements were partially offset by the impact of lower customer demand, which reduced volumes sold by 9%, and third-party Sarbanes-Oxley implementation costs of $330.

Bayshore Industrial’s operating income improved $3,370 or 61% due to an increase in feedstock margin per metric ton sold and growth in volumes. Bayshore was able to gain operating leverage as a result of the increase in volumes.

ICO Courtenay - Australasia’s operating income declined $1,089 or 27% primarily as a result of a reduction in volumes sold and an increase in SG&A of $1,550. The increase in SG&A was caused by an increase in payroll costs of $500, a stronger Australian Dollar and New Zealand Dollar compared to the U.S. Dollar ($330 impact), higher bad debt expense of $200, an increase in legal fees of $250 and third party Sarbanes-Oxley implementation costs of $130.

ICO Polymers North America’s operating income declined $673 or 47% to $771 primarily caused by higher employee medical expenses of $1,245 and lower tolling revenues caused mostly by reduced customer demand. These items were partially offset by an improvement in feedstock margin per metric ton due to rising resin prices and better inventory management, which increased operating income by $900, lower manufacturing costs (excluding medical expenses) of $600 and lower SG&A (excluding medical expenses) of $300.

ICO Brazil’s operating income (loss) declined $1,069 to a loss of $951. The lower profitability was primarily due to a reduction in feedstock margins of $300 and higher bad debt expense of $300 related primarily to certain slow paying customers. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agriculture segment of the market.

General corporate expenses declined $643 or 8% due to lower expenses related to lower payroll costs of $400, a reduction in profit sharing expense of $500, a reduction in external legal fees of $160 and lower employee placement costs of $170. These reductions were partially offset by higher severance costs of $500 and higher external accounting fees of $430 due primarily to the audit for Sarbanes-Oxley.

Net Interest Expense. Net interest expense increased $173 or 6% compared to fiscal 2004 due to an increase in average debt during the year and higher interest rates.

(dollars in thousands, except share and per share data)

Income Taxes. The Company’s effective income tax rate for continuing operations was an expense of 4% during fiscal 2005, compared to a benefit of 54% during fiscal 2004. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during both fiscal years, the Company generated taxable income in certain European subsidiaries that enabled those subsidiaries to utilize tax assets that were previously reserved of $1,000 and $2,100 in fiscal years 2005 and 2004, respectively.

Income from continuing operations. Income from continuing operations improved from $3,888 in fiscal 2004 to $5,002 in fiscal 2005 due to the factors discussed above.

Loss From Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, decreased from a loss of $3,631 to a loss of $497. This improvement is primarily caused by a $5,000 pre tax reserve placed against the receivable of escrowed sales proceeds during fiscal 2004 relating to the sale of the Company’s Oilfield Services business to Varco International, Inc. (“Varco”) in 2002. See Item 3 - “Legal Proceedings” for further discussion surrounding the $5,000 reserve. The $497 of loss during fiscal year 2005 relates primarily to legal and other expenses incurred related to discontinued operations.

Net Income. Net Income improved $4,248 from $257 in fiscal 2004 to $4,505 in fiscal 2005 due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringitt and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2005 and 2004.

Net revenues	$8,400
Operating income	190
Income from continuing operations before income taxes	110
Net income	65

Year Ended September 30, 2004 Compared to the Year Ended September 30, 2003

	Summary Financial Information
	Fiscal Year Ended September 30,
	2004	2003	Change
Sales revenue	$221,700	$174,537	$47,163
Service revenue	35,825	32,077	3,748
Total revenues	257,525	206,614	50,911
SG&A (1)	33,788	34,363	(575)
Operating income (loss)	5,216	(22,611)	27,827
Income (loss) from continuing operations, before cumulative effect of change in accounting principle	3,888	(20,855)	24,743
Net income (loss)	$257	$(50,092)	$50,349

Volumes (2)	306,000	273,000	33,000
Gross margin (3)	18.6%	16.4%	2.2%
SG&A as a percentage of revenue	13.1%	16.6%	(3.5%)
Operating income (loss) as a percentage of revenue	2.0%	(10.9%)	12.9%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons (in thousands) sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $50,911 or 25% to $257,525 during fiscal year 2004.

(dollars in thousands, except share and per share data)

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

Revenues by segment for the year ended September 30, 2004 compared to the year ended September 30, 2003

	Fiscal Year Ended September 30,
	2004	% of Total	2003	% of Total	Change	%
ICO Europe	$112,554	44	$89,717	43	$22,837	25
Bayshore Industrial	60,285	23	48,873	24	11,412	23
ICO Courtenay - Australasia	40,640	16	32,443	16	8,197	25
ICO Polymers North America	36,773	14	31,527	15	5,246	17
ICO Brazil	7,273	3	4,054	2	3,219	79
Total	$257,525	100	$206,614	100	$50,911	25

     2004 Revenues by Segment                                                             2003 Revenues by Segment

ICO Europe’s revenues increased $22,837 caused by the translation effect of stronger European currencies compared to the U.S. Dollar of $12,000 and an increase of $6,900 due to an increase in product sales volumes. The increase in volumes sold was caused by both an increase in market share and an increase in customer demand.

(dollars in thousands, except share and per share data)

Bayshore Industrial’s revenues increased $11,412 due to an increase in volumes sold of 34% (a $16,612 positive impact on revenues) offset by a decline of $5,200 due to a change in the sales mix of finished products sold. Volumes increased due to an increase in current customer demand and to a lesser extent an increase in market share.

ICO Courtenay - Australasia’s revenues increased $8,197 primarily due to stronger Australian and New Zealand currencies compared to the U.S. Dollar which increased revenues by $5,000. The majority of the remaining change was caused by an increase in average selling prices due to an increase in resin prices and an increase in toll service volumes due to growth in market share.

ICO Brazil’s revenues increased $3,219 during fiscal 2004 due to the growth in volumes due to an increase in market share within the rotational molding industry. ICO Brazil began operations in late fiscal 2002.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 18.6% in fiscal year 2004 compared to 16.4% during fiscal year 2003. Gross margins improved due to the increase in volumes sold of 12% during fiscal year 2004 and the cost reductions in late fiscal 2003. The Company gains operating leverage when volumes increase because cost of goods sold expenses such as labor, electricity and plant expenses increase in a lower proportion relative to increases in volume. The cost reduction program implemented in the fourth quarter of fiscal 2003 benefited gross profit by approximately $900. A decline of $688 in inventory reserve expense also contributed to the improvements.

Consolidated gross margins improved primarily due to the Company’s European, Brazilian and Bayshore Industrial operations. ICO Europe operating results improved significantly versus last year due to prior year cost reductions and an increase in customer demand. Bayshore Industrial also experienced a significant improvement in gross margin due to improved operating leverage. ICO Brazil’s gross profit improved due to growth in market share and improved feedstock margin per ton sold (feedstock margin is equal to product sales revenues less raw material cost) due to better pricing management.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense of $679 in fiscal 2004 and $111 in fiscal 2003) (“SG&A”) declined $575 or 2% during 2004.  The decline was due to the cost reduction program implemented in the fourth quarter of fiscal 2003 (impact of approximately $4,000), primarily in the form of headcount reductions, offset by the impact of stronger foreign currencies (increased SG&A $1,800), an increase in profit sharing expense of $1,100 and an increase in stock option expense of $568. As a percentage of revenue, SG&A declined to 13.1% compared to 16.6% primarily due to the increase in revenues while SG&A expenses declined.

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

During fiscal 2003, the Company recognized an impairment of fixed assets of $11,796. Of this charge, $10,907 related primarily to the impairment of machinery and equipment related to continued operating losses at certain ICO Polymers locations in Italy, Sweden and the United States. The amount of the impairment was determined by comparing fair values with the corresponding carrying value of the assets evaluated. Fair value was determined using the present value of the expected future cash flows on the fixed assets. As part of the Company’s cost reduction program implemented in the fourth quarter of fiscal 2003, the Company decided not to proceed further with the development of its custom inventory and sales order processing software system and recorded an

(dollars in thousands, except share and per share data)

impairment of $889. The Company also recognized severance expense of $1,054 during fiscal 2003. Severance expense of $806 related to cost reductions implemented in the Company’s Italian, Swedish, certain ICO Polymers North America and corporate locations. The remaining $248 of expense related to the resignation of the Company’s Chief Executive Officer.

Operating income (loss). Consolidated operating income (loss) improved from a loss of $(22,611) to income of $5,216 during fiscal year 2004. The increase was primarily due to the increase in gross profit caused by higher revenues and higher gross margins, lower impairment, restructuring and other costs and lower depreciation expense.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2004 compared to the year ended September 30, 2003

Operating income (loss)	Fiscal Year Ended September 30,
	2004	2003	Change
ICO Europe	$2,400	$(9,327)	$11,727
Bayshore Industrial	5,511	1,972	3,539
ICO Courtenay - Australasia	3,999	3,084	915
ICO Polymers North America	1,444	(8,063)	9,507
ICO Brazil	118	(701)	819
Subtotal	13,472	(13,035)	26,507
General Corporate Expense	(8,256)	(9,576)	1,320
Consolidated	$5,216	$(22,611)	$27,827

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2004	2003	Increase
ICO Europe	2%	(10%)	12%
Bayshore Industrial	9%	4%	5%
ICO Courtenay - Australasia	10%	10%	0%
ICO Polymers North America	4%	(26%)	30%
ICO Brazil	2%	(17%)	19%
Consolidated	2%	(11%)	13%

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

ICO Courtenay - Australasia’s profitability improved due to growth in toll service volumes year-over-year and a modest improvement in feedstock margins.

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

ICO Brazil’s operating income (loss) improved from a loss of $(701) to income of $118 due to the operating leverage gained from the growth in volumes and improved feedstock margin per ton. ICO Brazil began operations in late fiscal 2002.

Net Interest Expense. Net interest expense for the year ended September 30, 2004 decreased $826 or 24% compared to fiscal 2003 due to the repurchase of $104,480 of the 10 3/8% Series B Senior Notes during the first quarter of fiscal 2003.

(dollars in thousands, except share and per share data)

Income Taxes. The Company’s effective income tax rate for continuing operations was a benefit of 54% during fiscal 2004, compared to a benefit of 19% during fiscal 2003. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during the year, the Company generated taxable income in certain European subsidiaries that enabled those subsidiaries to utilize tax assets that were previously reserved of $2,100.

Income (loss) from continuing operations before cumulative effect of change in accounting principle. Income (loss) from continuing operations before cumulative effect of change in accounting principle improved to income of $3,888 for fiscal year 2004 compared to a loss of $(20,855) in 2003 due to the factors discussed above.

Loss From Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes increased $3,257 to a loss of $3,631 during fiscal 2004. The increase is primarily due to a $5,000 reserve during the third quarter of fiscal 2004 placed against the receivable of escrowed sales proceeds relating to the sale of the Company’s Oilfield Services business to Varco International, Inc. (“Varco”). The Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. See Item 3 - “Legal Proceedings” for further discussion surrounding the $5,000 reserve. The $5,000 reserve was recorded to gain (loss) on disposition of Oilfield Services business as the gain recorded from the sale in fiscal 2002 included this receivable.

The loss from discontinued operations of $374 during 2003 was primarily due to the tax expense recorded in fiscal year 2003 related to the 2002 Oilfield Services business sale following the preparation and filing of the U.S. tax return in June 2003 and other expenses incurred related to discontinued operations. These expenses were partially offset by $582 of pre-tax gain on the post-closing working capital adjustment related to the Oilfield Services business sale to Varco, the income from the remaining oilfield services operation sold in July 2003, and the $600 pre-tax gain recorded on the sale of the remaining Oilfield Services business sold in fiscal year 2003.

Cumulative Effect of Change in Accounting Principle. Effective October 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years. Using the discounted cash flow method under the requirements of SFAS 142, the Company recorded an impairment of goodwill of $28,863, net of income tax benefit of $580 during the three months ended December 31, 2002 as a result of the adoption of SFAS 142 on October 1, 2002. This impairment charge is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. (See Note 5- “Cumulative Effect of Change of Accounting Principle” for further information on this charge).

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

Net revenues	$17,300
Operating income (loss)	900
Income (loss) from continuing operations before income taxes	660
Net income (loss)	450

(dollars in thousands, except share and per share data)

Off-Balance Sheet Arrangements

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2005 and 2004.

Forward-Looking Statements

The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, future capital expenditures, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, demand for the Company’s products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking. Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company’s financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company’s products and services and those described below and elsewhere in this document and those described in the Company’s other filings with the SEC.

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factors

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

Polymers (i.e., resins) are a key ingredient of the Company’s products, and changes in the cost and availability of resins (generally produced by the major chemical companies) are outside of the Company’s control. If resin costs increase, whether because of higher oil and gas prices or because of unavailability, the Company may be forced to increase the prices at which it sells its products to our customers. An increase in our prices may result in a decrease in customer demand for our products and could have a material adverse effect on the Company’s results of operations. Additionally, higher resin prices will lead to higher working capital requirements which could result in higher debt and associated interest expense. On the other hand, a perception that resin costs will be decreasing in the near future may, in the short term, result in a decrease in customer demand for our products as customers wait for lower resin prices to be reflected in the price of our products, which could also have a material adverse effect on the Company’s results of operations.

(dollars in thousands, except share and per share data)

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

The operations of the Company’s business are dependent to a certain degree upon proprietary technology, know-how and trade secrets developed by the Company.  In many cases, these or equivalent processes or technologies are available to the Company’s competitors, customers and others.  In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies.  The availability to, or development by others of equivalent or superior information, processes or technologies could have a material adverse effect on the Company.

The failure to properly manage inventories could expose the Company to material financial losses.

The Company’s product sales business, including the Company’s concentrate manufacturing operations requires the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products while maintenance of insufficient inventories may result in lost sales to the Company.

International events may hurt the Company’s operations.

A majority of the Company’s current operations is conducted in international markets, particularly the Company’s ICO Europe, ICO Brazil, and ICO Courtenay- Australasian specialty polymers processing services business. The Company expects to continue to seek to expand its international operations, primarily through internal growth. The Company’s international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

The Company has experienced significant losses in the recent past, and may not be profitable in the future, which could result in a decline in the value of its common stock and a loss of your investment.

The Company sustained net losses of $(50,092) and $(13,437) for the fiscal years ended September 30, 2003, and 2001, respectively. Although the Company incurred income during fiscal years 2005, 2004 and 2002, the Company cannot guarantee that it will continue to achieve profitability in the future.

Due to the Company’s lack of asset diversification, adverse developments in its industry could materially adversely impact the Company’s operations.

The Company relies exclusively on the revenues generated in the polymer processing industry. Due to its lack of asset diversification, an adverse development in this industry would likely have a significantly greater impact on the Company’s financial condition, results of operations and cash flows than if it maintained more diverse assets.

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

(dollars in thousands, except share and per share data)

The requirements of Section 404 of the Sarbanes-Oxley Act are burdensome, and our failure to comply with them could have a material adverse effect on the Company’s business.

The Company has determined that its system of internal controls is adequate and operating effectively as of September 30, 2005. The internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act are significant and quite burdensome and there exists a risk that the Company will not be able to meet all the requirements of Section 404 going forward which could potentially have a material adverse effect on the Company’s business and could result in significant additional expenditures.

Goodwill impairment could occur in the future.

If our goodwill becomes impaired the Company may be required to record a significant charge to earnings. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.

The Company is prohibited from paying dividends on its common stock or redeeming or repurchasing any of its common stock until dividends in arrears on the Preferred Stock are paid.

Through September 30, 2005, the Company owed an aggregated $5,984 of dividends in arrears to the holders of the Preferred Stock.  Such undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock.  Payment of any dividends in arrears will depend on the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

The Company may have additional tax liabilities.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material adverse effect on the Company’s income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

Operational risks such as personal injury, property damages, pollution and environmental damages could adversely affect the Company’s business.

The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include equipment or product failures or work related accidents which could also result in personal injury, property damages, pollution and other environmental risks. The Company may not be fully insured against possible losses pursuant to such risks. Such losses could have a material adverse impact on the Company. In addition, from time to time, the Company is involved in various litigation matters arising in the ordinary course of its business and is currently involved in numerous legal proceedings in connection with its operations and those of its acquired and disposed of companies. There can be no assurance that the Company will not incur substantial liability as a result of these or other proceedings. The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of hazardous materials, some of which may be considered to be hazardous wastes, and restricting releases of pollutants and contaminants into the environment. These laws and regulations may require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company will operate and restricting emissions. Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials into the environment. Violations of mandatory procedures under operating permits may result in fines, remedial actions or, in more serious instances, shutdowns or revocation of permits or authorizations. There can be no assurance that a review of the Company’s past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, the revocation of any of the Company’s material operating permits, the denial of any material permit application or the failure to renew any material interim permit could have a material adverse effect on the Company. The Company cannot predict what environmental laws and regulations will be enacted or adopted in the future or how such future law or regulation will be administered or interpreted. To date, the Company has incurred compliance and clean-up costs in connection with environmental laws and regulations and there can be no assurance as to future

(dollars in thousands, except share and per share data)

costs. In particular, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.

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

The Company is party to various legal proceedings. Some of the claims made against the Company are large in comparison to our working capital and liquidity, and the final resolution of such matters are uncertain, both with respect to timing and the amount of our loss, if any. There can be no assurance that adverse results in such matters will not have a material adverse effect on the Company. See “Item 3. Legal Proceedings.”

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

(dollars in thousands, except share and per share data)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risks and resin price risk. As of September 30, 2005, the Company had $46,125 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the fiscal year ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005 and 2004, the Company had approximately $6,383 of notional value (fair market value at September 30, 2005 was $6,461) and $5,848 of notional value (fair market value September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses.

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily Polyethylene) to make its products. As the price of resin increases, market prices for the Company’s products will generally also increase. This will typically lead to higher average selling prices and will impact the Company’s gross profit. The impact of gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of September 30, 2005 and 2004, the Company had $20,854 and $18,157 of raw material inventory and $14,208 and $14,383 of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of September 30, 2005, the Company had $13,552 of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At September 30, 2005, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $136.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms. The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies for which the transactions are denominated will result in a gain or loss to the Consolidated Statement of Operations. These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At September 30, 2005, the Company had significant outstanding intercompany loans as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of September 30, 2005	Currency denomination of receivable
New Zealand	Malaysia	$1,500	New Zealand Dollar
U.S.	Italy	1,020	U.S. Dollar

(dollars in thousands, except share and per share data)

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Year-End Interest Rate
	September 30,		September 30,
	2005	2004	2005	2004
Euro(1)	5,558	$4,115	4.39%	4.59%
Australian Dollar (2)	5,391	2,682	9.05%	8.03%
New Zealand Dollar (2)	1,257	2,573	8.33%	7.51%
United States Dollar(1)	996	415	5.85%	5.00%
Malaysian Ringgit (2)	350	23	2.89%	7.75%
British Pounds Sterling (2)	-	1,811	-	5.97%
Swedish Krona (2)	-	965	-	5.45%

(1) Maturity dates range from less than one year to seven years.
(2) Maturity dates are less than one year.

Forward Currency Exchange Contracts	September 30,
	2005	2004
Receive US$/Pay NZ$:
Contract Amount	US $595	US $902
Average Contractual Exchange Rate	(US$/NZ$) .6982	(US$/NZ$) .6585
Expected Maturity Dates	October 2005 through	October 2004 through
	November 2005	November 2004
Receive US$/Pay Australian $:
Contract Amount	US $5,725	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7539	(US$/A$) .6990
Expected Maturity Dates	October 2005 through	October 2004 through
	February 2006	February 2005
Receive Euro €/Pay Australian $:
Contract Amount	Euro €52	None
Average Contractual Exchange Rate	(Euro €/A$) .6072
Expected Maturity Dates	October 2005 through
November 2005
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

(dollars in thousands, except share and per share data)

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report. See index to this information on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out a variety of procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2005. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2005, that information required to be disclosed in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control and Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other information

None.

P A R T I I I

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a)” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2006 Annual Meeting of Shareholders. The Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days subsequent to September 30, 2005.

The Company has adopted a Code of Business Ethics that applies to, among others, its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company’s Code of Business Ethics is available upon request by contacting the Company’s General Counsel at (713) 351-4100 or on our website at www.icopolymers.com. If we make any substantive amendments to the Code of Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will make a public disclosure of the nature of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

P A R T I V

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)  The response to this portion of Item 15 is submitted as a separate section of this report on page F-1.

(b)  Exhibits required by Item 601 of S-K:

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

3.1	-	Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2	-	Amended and Restated By-Laws of the Company dated August 9, 2005 (filed as Exhibit 3.2 to Form 10-Q dated August 12, 2005)
4.1	-	Statement of Designation of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
4.2	-	Certificate of Amendment of Statement of Designation Establishing $6.75 Convertible Exchangeable Preferred Stock (filed as Exhibit 4.1 to Form 10-Q dated August 13, 2004)
4.3	-	Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
4.4	-
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
Amendment No. 1, dated September 5, 2002, to Loan and Security Agreement dated April 9, 2002, by and among ICO Worldwide, Inc., Wedco, Inc. and Bayshore Industrial, Inc., as Borrowers, and ICO Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc. and ICO Technology, Inc., as Guarantors, and ICO P&O, Inc. and ICO Global Services, and Congress Financial Corporation (Southwest), as Lender. (filed as Exhibit 10.1 to Form 8-K dated September 9, 2002)

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

Exhibit No.		Exhibit
10.4	-
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
Amendment No. 4 to Loan and Security Agreement, dated April 4, 2005, by and among ICO Polymers North America, Inc. and Bayshore Industrial, L.P. (f/k/a Bayshore Industrial, Inc.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc., ICO Technology, Inc., Bayshore Industrial LP, L.L.C., and Bayshore Industrial GP, L.L.C., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest) (filed as Exhibit 10.1 to form 8-K dated April 5, 2005)

10.6	-
Amendment No. 5 to Loan and Security Agreement, dated May 10, 2005, by and among ICO Polymers North America, Inc. and Bayshore Industrial, L.P. (f/k/a Bayshore Industrial, Inc.), as Borrowers, and ICO, Inc., ICO Polymers, Inc., Wedco Technology, Inc., Wedco Petrochemicals, Inc., ICO Technology, Inc., Bayshore Industrial LP, L.L.C., and Bayshore Industrial GP, L.L.C., as Guarantors, and ICO P&O, Inc. and ICO Global Services, Inc. and, as Lender, Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Southwest) (filed as Exhibit 10.2 to form 10-Q dated May 12, 2005)

10.7	-	ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant’s Definitive Proxy Statement dated April 27, 1987 for the Annual Meeting of Shareholders)
10.8	-	Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 10.4 to Form 10-K dated December 22, 2003)
10.9	-	First Amendment to Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 10.2 to Form 8-K dated November 22, 2005)
10.10	-	1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated June 24, 1994 for the Annual Meeting of Shareholders)
10.11*	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan
10.12*	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan
10.13*	-	Third Amended and Restated ICO, Inc. 1998 Stock Option Plan
10.14	-	Incentive Stock Option Agreement (the Company’s standard form for employee stock option agreements) (filed as Exhibit 10.2 to Form 10-Q dated August 12, 2005)
10.15	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated October 3, 2005 (filed as Exhibit 10.1 to form 8-K dated October 7, 2005)
10.16*	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated November 18, 2005
10.17	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., executed on October 5, 2005, to be effective as of October 1, 2005 (filed as Exhibit 10.2 to form 8-K dated October 7, 2005)
10.18	-	Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 28, 2004 (filed as Exhibit 10.2 to Form 10-Q dated January 30, 2004)
10.19	-	First Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated February 11, 2005 (filed as Exhibit 10.2 to Form 10-Q dated February 11, 2005)
10.20	-	Employment Agreement dated March 1, 2002 by and between the Registrant and Charlotte J. Fischer (filed as Exhibit 10.12 to Form 10-Q dated August 14, 2002)
10.21	-	First Amendment to Employment Agreement by and between the Registrant and Charlotte J. Fischer dated October 24, 2002 (filed as Exhibit 10.17 to Form 10-K dated December 20, 2002)
10.22	-	Second Amendment to Employment Agreement by and between the Registrant and Charlotte Fischer dated December 8, 2003 (filed as Exhibit 10.24 to Form 10-K dated December 22, 2003)
10.23	-	Employment Agreement dated February 15, 2001 by and between the Registrant’s subsidiary and Brad Leuschner (filed as Exhibit 10.18 to Form 10-K dated December 20, 2002)
10.24	-	Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated July 31, 2002 (filed as Exhibit 10.19 to Form 10-K dated December 20, 2002)
10.25	-	Second Amendment to Employment Agreement by and between the Registrant and Brad Leuschner dated October 31, 2002 (filed as Exhibit 10.20 to Form 10-K dated December 20, 2002)

Exhibit No.		Exhibit
10.26	-	Employment Contract by and between Dario Eduardo Masutti and J.R. Courtenay (N.Z.) Limited, dated March 20, 1998 (filed as Exhibit 10.3 to Form 10-Q dated February 11, 2005)
10.27	-	Agreement by and between Derek Bristow and ICO Europe B.V., dated July 17, 2003 (filed as Exhibit 10.4 to Form 10-Q dated February 11, 2005)
10.28	-	Agreement between Derek Bristow and ICO Europe B.V. dated July 6, 2005, and executed by Mr. Bristow on July 25, 2005. (filed as Exhibit 10.3 to Form 10-Q dated August 12, 2005)
21.1*	-	Subsidiaries of the Company
23.1*	-	Consent of independent accountants
31.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350

______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	December 8, 2005
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer, and
A. John Knapp, Jr.	Director (Principal Executive Officer)	December 8, 2005

/s/ Jon C. Biro	Chief Financial Officer, Treasurer, and Director (Principal Financial Officer)	December 8, 2005
Jon C. Biro

/s/ Eric O. English	Director	December 8, 2005
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 8, 2005
David E.K. Frischkorn, Jr.

/s/ John F. Gibson	Director	December 8, 2005
John F. Gibson

/s/ Charles T. McCord, III	Director	December 8, 2005
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

We have completed an integrated audit of ICO, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective October 1, 2002.

As discussed in Note 16 to the consolidated financial statements, certain claims exist related to the sale of the Oilfield Services business.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control − Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Houston, Texas
December 7, 2005

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
	2005	2004
ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$3,234	$1,931
Trade receivables (less allowance for doubtful accounts
of $2,144 and $2,026, respectively)	57,132	53,134
Inventories	35,006	32,290
Deferred income taxes	2,579	2,425
Prepaid and other current assets	5,542	6,826
Total current assets	103,493	96,606

Property, plant and equipment, net	49,274	52,198
Goodwill	8,831	8,719
Other assets	2,657	947
Total assets	$164,255	$158,470

LIABILITIES, STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
Borrowings under credit facilities	$8,989	$8,878
Current portion of long-term debt	5,657	3,775
Accounts payable	31,387	31,856
Accrued salaries and wages	4,181	4,847
Other current liabilities	11,897	13,041
Total current liabilities	62,111	62,397

Long-term debt, net of current portion	18,993	19,700
Deferred income taxes	4,383	3,663
Other long-term liabilities	1,678	1,769
Total liabilities	87,165	87,529

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value - 345,000 shares authorized;
322,500 shares issued and outstanding with a liquidation preference of
$38,234 and $36,058, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized;
No shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,544,997 and 25,338,766 shares issued and outstanding, respectively	44,265	43,807
Additional paid-in capital	104,134	103,452
Accumulated other comprehensive loss	(1,245)	(1,749)
Accumulated deficit	(70,077)	(74,582)
Total stockholders’ equity	77,090	70,941
Total liabilities and stockholders’ equity	$164,255	$158,470

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2005	2004	2003
	(In thousands, except share data)
Revenues:
Sales	$262,818	$221,700	$174,537
Services	33,788	35,825	32,077
Total revenues	296,606	257,525	206,614
Cost and expenses:
Cost of sales	220,961	186,817	151,328
Cost of services	22,179	22,854	21,364
Selling, general and administrative	36,328	33,109	34,252
Stock option compensation expense	673	679	111
Depreciation	7,584	7,779	9,059
Amortization of intangibles	188	217	297
Impairment, restructuring and other costs	488	854	12,814
Operating income (loss)	8,205	5,216	(22,611)
Other income (expense):
Interest expense, net	(2,836)	(2,663)	(3,489)
Other income (expense)	(149)	(35)	493
Income (loss) from continuing operations before income taxes and
cumulative effect of change in accounting principle	5,220	2,518	(25,607)
Provision (benefit) for income taxes	218	(1,370)	(4,752)
Income (loss) from continuing operations before cumulative effect of
change in accounting principle	5,002	3,888	(20,855)
Loss from discontinued operations, net of provision (benefit) for income
taxes of ($268), ($1,955), and $1,247, respectively	(497)	(3,631)	(374)
Income (loss) before cumulative effect of change in accounting
principle	4,505	257	(21,229)
Cumulative effect of change in accounting principle, net of benefit
for income taxes of $0, $0, and ($580)	─	─	(28,863)
Net income (loss)	$4,505	$257	$(50,092)

Preferred dividends	─	─	(544)

Net income (loss) applicable to common stock	$4,505	$257	$(50,636)

Basic and diluted income (loss) per share:
Basic net income (loss) from continuing operations before cumulative effect
of change in accounting principle	$.20	$.15	$(.86)
Basic net income (loss) per common share	$.18	$.01	$(2.04)
Diluted net income (loss) from continuing operations before cumulative effect
of change in accounting principle	$.17	$.14	$(.86)
Diluted net income (loss) per common share	$.15	$.01	$(2.04)

Basic weighted average shares outstanding	25,442,000	25,276,000	24,873,000
Diluted weighted average shares outstanding	29,350,600	28,863,600	24,873,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities:	(In thousands)
Net income (loss) from continuing operations including the cumulative effect of change in accounting principle	$5,002	$3,888	$ (49,718)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principle before tax	─	─	29,443
Depreciation and amortization	7,772	7,996	9,356
Stock option compensation expense	673	679	111
Impairment, restructuring and other costs	─	463	12,004
Changes in assets and liabilities, net of the effects of
business acquisitions and dispositions:
Receivables	(3,974)	(9,526)	3,039
Inventories	(2,599)	(7,125)	(2,190)
Other assets	(1,424)	687	(1,591)
Income taxes payable	609	350	(2,141)
Deferred taxes	(932)	(684)	(3,776)
Accounts payable	(479)	8,514	328
Accrued interest	(256)	13	(3,619)
Other liabilities	457	(439)	1,584
Total adjustments	(153)	928	42,548
Net cash provided by (used for) operating activities by continuing
operations	4,849	4,816	(7,170)
Net cash used for operating activities by
discontinued operations	(822)	(1,431)	(7,651)
Net cash provided by (used for) operating activities	4,027	3,385	(14,821)

Cash flows provided by (used for) investing activities:
Capital expenditures	(5,039)	(4,725)	(8,925)
Proceeds from disposition of property, plant and equipment	953	450	426
Net cash used for investing activities for continuing operations	(4,086)	(4,275)	(8,499)
Net cash provided by investing activities for
discontinued operations	─	─	3,878
Net cash used for investing activities	(4,086)	(4,275)	(4,621)

Cash flows provided by (used for) financing activities:
Common stock transactions	214	149	9
Payment of dividend on preferred stock	─	─	(1,088)
Proceeds from debt	13,963	4,006	853
Term debt repayments	(12,437)	(5,597)	(105,415)
Debt retirement costs	─	─	(483)
Debt financing costs	(267)	─	─
Net cash provided by (used for) financing activities for
continuing operations	1,473	(1,442)	(106,124)

Effect of exchange rates on cash	(111)	149	608
Net increase (decrease) in cash and equivalents	1,303	(2,183)	(124,958)
Cash and equivalents at beginning of period	1,931	4,114	129,072
Cash and equivalents at end of period	$3,234	$1,931	$4,114

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(3,166)	$(2,692)	$(6,418)
Income taxes	(3,461)	(1,976)	(8,944)

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands, except share data)

Balance at September 30, 2002	$13	24,450,345	$ 42,674	$103,157		$(9,608)	$(24,747)	$111,489
Issuance of shares in connection with employee benefit plans	-	686,205	872	-		-	-	872
Issuance of stock options	-	-	-	111		-	-	111
Exercise of employee stock options	-	10,000	9	87		-	-	96
Convertible exchangeable preferred stock dividend (See Note 12)	-	-	-	(544)		-	-	(544)
Translation adjustment	-	-	-	-	$5,472	5,472	-	5,472
Unrealized net loss on foreign currency hedges	-	-	-	-	(75)	(75)	-	(75)
Net loss	-	-	-	-	(50,092)	-	(50,092)	(50,092)
Comprehensive loss	-	-	-	-	$(44,695)	-	-	-

Balance at September 30, 2003	13	25,146,550	43,555	102,811		(4,211)	(74,839)	67,329
Issuance of shares in connection with employee benefit plans	-	110,921	103	-		-	-	103
Issuance of stock options	-	-	-	679		-	-	679
Exercise of employee stock options	-	81,295	149	(38)		-	-	111
Translation adjustment	-	-	-	-	$2,558	2,558	-	2,558
Unrealized net loss on foreign currency hedges	-	-	-	-	(96)	(96)	-	(96)
Net income	-	-	-	-	257	-	257	257
Comprehensive income	-	-	-	-	$2,719	-	-	-

Balance at September 30, 2004	13	25,338,766	43,807	103,452		(1,749)	(74,582)	70,941
Issuance of shares in connection with employee benefit plans	-	83,603	244			-	-	244
Issuance of stock options	-	-	-	673		-	-	673
Exercise of employee stock options	-	122,628	214	9		-	-	223
Translation adjustment	-	-	-	-	$411	411	-	411
Unrealized net gain on foreign currency hedges	-	-	-	-	93	93	-	93
Net income	-	-	-	-	4,505	-	4,505	4,505
Comprehensive income	-	-	-	-	$5,009	-	-	-
Balance at September 30, 2005	$ 13	25,544,997	$44,265	$104,134		$(1,245)	$(70,077)	$77,090

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries (“the Company”) manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer filler resins to give plastic films desired characteristics, and to reduce customer’s raw material costs. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through the Company’s 18 operating facilities located in 9 countries in North America, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

The Company was incorporated in 1978 under the laws of the state of Texas. During fiscal years 2003 and 2002, the Company completed the sale of its oilfield services business (“Oilfield Services”). References to the “Company” include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a partially self insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $100 per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being partially self insured in the United States (with the exception of fiscal year 2004) with stop loss insurance coverage limiting the Company’s expense to $300 per claim. Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Impairment of Goodwill and Other Intangible Assets - Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets (See Note 5 - "Cumulative Effect of Change in Accounting Principle"). This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with SFAS 142, goodwill and indefinite lived intangible assets are tested for impairment at least annually at the reporting unit level, rather than being amortized, and the amortization period of intangible assets with finite lives is no longer limited to forty years.

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings. Net foreign currency transaction gains (losses) were ($44), ($63) and $558 for fiscal years 2005, 2004, and 2003, respectively.

The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringitt and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2005 and 2004.
	Years Ended
	September 30,
	2005	2004
Net revenues	$8,400	$17,300
Operating income	190	900
Income from continuing operations before income taxes	110	660
Net income	65	450

Stock Options - Effective October 1, 2002 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to all employee awards granted, modified or settled after October 1, 2002. The Company adopted the prospective method to implement SFAS 123 under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of SFAS 123. Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years (see Note 13- “Stock Option Plans”). The Company expenses the fair value of stock option grants that vest over a vesting period over the applicable vesting period.

Environmental - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see Note 16 - “Commitments and Contingencies.”

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

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted earnings from foreign subsidiaries of approximately $9,000.

Liquidity - The Company anticipates that the existing cash balance as of September 30, 2005 of $3,234, and additional borrowing capacity of approximately $34,520 under various foreign and domestic credit arrangements, and potential new borrowings, will provide adequate cash flows and liquidity for fiscal 2006. The Company expects to have adequate liquidity in fiscal year 2006 to pay for capital expenditures, scheduled debt payments and to fund other capital requirements of the operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Forward Exchange Agreements - The Company reflects that all derivative financial instruments that qualify for hedge accounting, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized in stockholders’ equity (as a component of comprehensive income (loss)). The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  Cash flows from the derivative financial instruments which are classified as cash flow hedges have been classified in the same category as the item being hedged in the Consolidated Statement of Cash Flows.

The Company’s primary market risk exposures include resin price risk, debt obligations carrying variable interest rates and forward currency exchange contracts intended to hedge accounts payable obligations denominated in currencies other than a given operation’s functional currency. Forward currency exchange contracts are used by the Company as a method to establish a fixed functional currency cost for certain raw material purchases denominated in non-functional currency (typically the U.S. dollar).

Reclassifications - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

Recently Issued Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The Company will adopt this statement effective October 1, 2006. The Company is currently evaluating the impact of this standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), end users such as rotational molders, and, in the case of the Company’s domestic size reduction business, polymers distributors. No single customer accounted for more than 10% of revenues during fiscal years 2005, 2004 and 2003. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company provides allowances for potential credit losses when collection becomes doubtful. Accordingly, management considers such credit risk to be limited.

Note 3 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The Company enters into forward currency exchange contracts to mitigate its exposure to foreign currency exchange risks by selling a functional currency forward for a future purchase obligation denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005 and 2004, the Company had approximately $6,383 of notional value (fair market value at September 30, 2005 was $6,461) and $5,848 of notional value (fair market value at September 30, 2004 was $6,046), respectively, in forward currency exchange contracts to buy foreign currency to hedge anticipated expenses. The value of the contracts, upon ultimate settlement, is dependent upon actual currency exchange rates at the various maturity dates.

The following table summarizes the Company’s market-sensitive financial instruments. These transactions are considered non-trading activities.

Financial Instruments

Variable Interest Rate Debt
Currency Denomination of Indebtedness	US$ Equivalent		Weighted Average Year-End Interest Rate
	September 30,		September 30,
	2005	2004	2005	2004
Euro(1)	5,558	$4,115	4.39%	4.59%
Australian Dollar (2)	5,391	2,682	9.05%	8.03%
New Zealand Dollar (2)	1,257	2,573	8.33%	7.51%
United States Dollar(1)	996	415	5.85%	5.00%
Malaysian Ringgit (2)	350	23	2.89%	7.75%
British Pounds Sterling (2)	-	1,811	-	5.97%
Swedish Krona (2)	-	965	-	5.45%

(1) Maturity dates range from less than one year to seven years.
(2) Maturity dates are less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2005 and 2004.

Forward Currency Exchange Contracts	September 30,
	2005	2004
Receive US$/Pay NZ$:
Contract Amount	US $595	US $902
Average Contractual Exchange Rate	(US$/NZ$) .6982	(US$/NZ$) .6585
Expected Maturity Dates	October 2005 through	October 2004 through
	November 2005	November 2004
Receive US$/Pay Australian $:
Contract Amount	US $5,725	US $4,817
Average Contractual Exchange Rate	(US$/A$) .7539	(US$/A$) .6990
Expected Maturity Dates	October 2005 through	October 2004 through
	February 2006	February 2005
Receive Euro €/Pay Australian $:
Contract Amount	Euro €52	None
Average Contractual Exchange Rate	(Euro €/A$) .6072
Expected Maturity Dates	October 2005 through
November 2005
Receive Australian $/Pay Malaysian Ringgit:
Contract Amount	None	A$64
Average Contractual Exchange Rate		(A$/MYR) .3702
Expected Maturity Dates		October 2004

Receive Singapore $/Pay Malaysian Ringgit:
Contract Amount	None	SG$140
Average Contractual Exchange Rate		(SG$/MYR) .4482
Expected Maturity Dates		October 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 4 - Business Dispositions

On September 6, 2002, the Company completed the sale of substantially all of the Oilfield Services business to Varco International, Inc. (“Varco”). All proceeds from the sale were received by the Company except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve during fiscal 2004 was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See Note 16 - “Commitments and Contingencies” for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

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

The changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2004 are as follows:

	Years Ended September 30,
	2005	2004
Balance at beginning of period	$8,719	$8,245
Foreign currency impact	112	474
Balance at end of period	$8,831	$8,719

Note 6 - Impairment, Restructuring and Other Costs

The Company’s China, Texas plant located near Beaumont suffered minor damage from Hurricane Rita in September 2005. As a result of the hurricane, the Company incurred in September 2005, $110 of costs associated with employee hardship expenses and temporary plant expenses to get the facility operational again. During fiscal 2005, the Company relocated its European technical center to a new location in the U.K. and recognized $243 of costs. The Company also incurred $135 of additional costs associated with the closure of its Swedish manufacturing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

During fiscal year 2004, the Company recognized $639 of costs associated with the closure of the Company's Swedish operation during the fourth quarter of fiscal 2004 for severance, contract termination expenses and other related costs. In addition, the Company incurred net severance costs of $160 during fiscal year 2004 related to the termination of certain employees in North America and Europe. The Company also incurred in fiscal year 2004 $55 of other costs associated with the closure of a rotational mold fabrication business in the UK.

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

Note 7 - Inventories

Inventories at September 30 consisted of the following:

	2005	2004
Raw materials	$20,854	$18,157
Finished goods	14,208	14,383
Supplies	915	927
Less obsolescence reserve	(971)	(1,177)
Total Inventory	$35,006	$32,290

Note 8 - Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:

	Total
	2005	2004
Machinery and equipment	$82,548	$81,243
Buildings	23,738	24,175
Land and site improvements	5,265	5,358
Construction in progress	2,575	1,108
Other	634	534
	114,760	112,418
Accumulated depreciation	(65,486)	(60,220)
Property, plant and equipment, net	$49,274	$52,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 9 - Long-term Debt

Long-term debt at September 30, 2005 and 2004 consisted of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.

	2005	2004
10 3/8% Series B Senior Notes, interest payable semi-annually, principal due 2007.	$3,000	$10,095
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,338	-
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	4,155	5,269
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of September 30, 2005 and September 30, 2004 were 8.2% and 8.0%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through November 2005. Interest and principal payments are made quarterly.	2,377	2,666
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,185	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,688	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,460	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	1,062	-
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rate as of September 30, 2005 was 5.9%.	964	-
Various others collateralized by mortgages on certain land and buildings and other assets of the Company. As of September 30, 2005, interest rates range between 2.7% and 8.0% with maturity dates between December 2005 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	3,421	5,445
Total	24,650	23,475
Less current maturities	5,657	3,775
Long-term debt less current maturities	$18,993	$19,700

In June 1997, the Company issued the Series A Senior Notes at $120,000 face value. In November 1997, the Company completed an exchange of 100% of the unregistered series A Notes for registered 10 3/8% Series B Notes due 2007, with essentially equivalent terms. Beginning in June 2005, the Company may, at its option, redeem the Senior Notes at par value. Since June 2003, the Company has repurchased $117,000 of Senior Notes including $7,095 repurchased in fiscal 2005. On November 16, 2005, the Company gave notice that it will redeem the remaining $3,000 of the Company’s 10 3/8% Series B Senior Notes at par value on December 16, 2005.

The Company’s total carrying amount of assets pledged as collateral on its long term loans and credit arrangements is approximately $80,000, comprised mainly of certain property, plant and equipment, accounts receivable and inventory.

As of September 30, 2005, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $2,377 of term debt and $3,014 of borrowings under credit facilities.  All of these debt amounts are classified as current liabilities in the Company’s Consolidated Balance Sheet as the maturity dates are less than one year.  The Company does not expect the violation of the debt covenants to result in early repayment of the loans.  The Company is in the process of refinancing the $2,377 term loan (with a stated maturity date of November 30, 2005) with the lender and expects to be completed with the refinancing during the second quarter of fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

   During the second quarter of fiscal 2005, the Company’s U.S. and European subsidiaries refinanced approximately $12,000 of primarily short-term debt in several transactions, replacing it with term debt with maturities ranging from five years to fifteen years, with fixed interest rates ranging from 5.0% to 7.2%, and with principal repayments that are either made monthly or quarterly.

    The Company’s foreign debt obligations contain various financial covenants and restrictions. Approximately 15% of the Company’s net assets are restricted from being distributed to the parent Company without approval from certain foreign lenders.

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
2006	$5,657
2007	6,002
2008	3,129
2009	3,080
2010	1,049
Thereafter	5,733

Note 10 - Credit Arrangements

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $34,520 and $22,370 at September 30, 2005 and September 30, 2004, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $9,953 and $8,878 at September 30, 2005 and September 30, 2004, respectively.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $996 and $415 of outstanding borrowings under the domestic credit facility as of September 30, 2005 and September 30, 2004, respectively, including an equipment term loan borrowed under the domestic credit facility. The amount of available borrowings under the domestic credit facility was $19,686 and $11,521 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of September 30, 2005 and September 30, 2004, respectively.

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

In July 2005, the Company expanded its revolving line of credit in Australia from $760 to approximately $4,900. Additionally, the Company increased other credit facilities in Australia available to support the issuance of letters of credit and foreign exchange contracts from $3,600 to $8,140.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $8,957 and $8,463 of outstanding borrowings under these foreign credit facilities as of September 30, 2005 and September 30, 2004, respectively. The amount of available borrowings under the foreign credit facilities was $14,834 and $10,849 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit, applicable foreign currency contracts and borrowings as of September 30, 2005 and September 30, 2004, respectively.

The weighted average interest rate charged on borrowings under the Company’s various credit facilities at September 30, 2005 and 2004 was 6.7% and 5.6%, respectively.

Note 11 - Earnings (Loss) Per Share

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 3,908,600 and 3,587,600 shares to reflect the conversion of all potentially dilutive securities for the year ended September 30, 2005 and 2004, respectively. The potentially dilutive effects of common stock options have been excluded from diluted earnings per share during fiscal 2003 as the Company generated a net loss from continuing operations before cumulative effect of change in accounting principle. The total amount of anti-dilutive securities for the years ended September 30, 2005, 2004, and 2003 were 1,180,000 1,828,000, and 4,704,000 shares, respectively.

	Years Ended September 30,
	2005	2004	2003
Basic income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.20	$.15	$(.86)
Loss from discontinued operations	(.02)	(.14)	(.02)
Income (loss) before cumulative effect of change in accounting principle	.18	.01	(.88)
Cumulative effect of change in accounting principle	-	-	(1.16)
Basic net income (loss) per common share	$.18	$.01	$(2.04)

Diluted income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$.17	$.14	$(.86)
Loss from discontinued operations	(.02)	(.13)	(.02)
Income (loss) before cumulative effect of change in accounting principle	.15	.01	(.88)
Cumulative effect of change in accounting principle	-	-	(1.16)
Diluted net income (loss) per common share	$.15	$.01	$(2.04)

The dilutive effect of the Company’s Convertible Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128 for years in which the Company generated net income from continuing operations before cumulative effect of change in accounting principle. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the fiscal year and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During fiscal years 2005 and 2004, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for fiscal years 2005 and 2004, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares during fiscal years 2005 and 2004 as if the Preferred Stock was converted as of the beginning of fiscal years 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

The weighted average number of common shares used in computing earnings per share is as follows:

	Years Ended September 30,
	2005	2004	2003

Basic	25,442,000	25,276,000	24,873,000
Stock Options	374,000	53,000	-
Preferred Stock	3,534,600	3,534,600	-
Diluted	29,350,600	28,863,600	24,873,000

Note - 12 Stockholders’ Equity

During November 1993, the Company completed an offering of Convertible Exchangeable Preferred Stock. The shares of Preferred Stock are evidenced by Depositary Shares, each representing one-quarter of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each Preferred Share is convertible into 10.96 common shares (equivalent to 2.74 common shares per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to Additional Paid-In Capital. Preferred Stock dividends of $1.6875 per depositary share were paid quarterly through December 31, 2002. Quarterly dividends (in an aggregate amount of $544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through September 30, 2005 aggregated $5,984. During the fourth quarter of fiscal 2004, the holders of the Preferred stock elected two additional directors to the Company’s Board of Directors because the Company did not declare a dividend on its Preferred Stock for six consecutive quarters. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on the Company’s Common Stock.

Cash dividends paid during the fiscal years ended September 30, 2005, 2004 and 2003 equaled $0, $0, and $544, respectively, during each year on the Company’s Preferred Stock. Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2005 totaled $7,675. Cumulative dividends on the Company’s preferred stock paid out of accumulated deficit totaled $12,105 through September 30, 2005.

There were no dividends paid on the Company’s Common Stock during fiscal years ended September 30, 2005, 2004 and 2003. Cumulative liquidating dividends on the Company’s common stock paid out of Additional Paid-in Capital through September 30, 2005 totaled $5,676. Cumulative dividends on the Company’s common stock paid out of accumulated deficit totaled $7,752 through September 30, 2005.

Note 13 - Stock Option Plans

The Company has five active stock option plans as described below.

The Company’s Stock Option Plan for Non-Employee Directors - The purpose of the Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors (the “1993 Plan”) is to provide an additional incentive to attract and retain qualified and competent directors through the encouragement of stock ownership in the Company by such persons. Under the 1993 Plan each non-employee director of the Company is automatically granted (i) options (“Options”) to purchase 5,000 shares of the Company’s Common Stock (“Shares”) on the date when he or she becomes a director, and (ii) Options to purchase an additional 5,000 Shares on the first business day after the date of each Annual Meeting of Shareholders of the Company. Other than the automatic grants to non-employee directors described in the preceding sentence, no Options may currently be granted under the 1993 Plan; however, on November 18, 2005, the Company’s Board of Directors approved an amendment (“Amendment”) to the 1993 Plan which will allow for discretionary grants to non-employee directors (in addition to the automatic grants described above). The Company plans to submit the Amendment to its shareholders for approval at the 2006 Annual Meeting of Shareholders. Provided that the Company’s shareholders approve the Amendment, it will be effective retroactively as of November 18, 2005. All Options granted under the 1993 Plan are issued at an exercise price per share equal to 100% of the “fair market value” of the Common Stock on the date of grant, defined as the closing sales price of the Shares on NASDAQ on the business day immediately preceding the day of grant. Furthermore, no Options granted under the 1993 Plan are Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code. The Options vest six months and one day after the date of grant, and the unexercised portion of any Options automatically terminates on the earliest of (i) thirty days after the optionee ceases to be a director for any reason other than as a result of death of the optionee; (ii) one year after the date an optionee ceases to be a director by reason of death of the optionee, or six months after the optionee’s death if that occurs during the thirty day period described in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

 (i); or (iii) on the tenth anniversary of the date of grant of the option. Discretionary grants permitted by the amendment may have alternative vesting schedules and termination schedules, and will not be limited in terms of the number of Options that may be granted to a particular non-employee director in a given time frame. The maximum number of Shares that may be issued pursuant to Options granted under the 1993 Plan is 410,000. In the event that a former non-employee director’s Options terminate because the director failed to exercise them within the required time frame, that former non-employee director’s Options will become available for re-grant. As of September 30, 2005, Options to purchase 105,000 Shares, with a weighted average exercise price of $2.25 per share, were exercisable and outstanding. No new Options may be granted under the 1993 Plan after January 8, 2009.

The Company’s Employee Stock Option Plans - The common purpose of the Company’s four active employee stock option plans (collectively “Employee Plans”), with inception dates in 1994, 1995, 1996, and 1998 respectively, is to promote the interests of the Company and its shareholders by providing a means for employees of the Company and its subsidiaries to acquire a proprietary interest in the Company, thereby strengthening the Company’s ability to attract capable management personnel and provide inducement for such employees to remain employed by the Company and its subsidiaries and to perform at their maximum levels. The price at which each Share may be purchased pursuant to an Incentive Stock Option (as defined in Section 422(b) of the Internal Revenue Code) granted under the 1994, 1995, and 1996 Employee Plans, and pursuant to any Option granted under the 1998 Employee Plan, cannot be less than the fair market value of the Company’s Common Stock on the date of grant, defined as the closing sales price of the Shares on NASDAQ on the date of grant. Options issued under any of the Employee Plans may vest immediately or on a schedule based on the employee’s years of employment, and may have a term from one to ten years from the date of grant, at the discretion of the Compensation Committee of the Board of Directors, which has been designated to administer the Employee Plans. Options granted under the Employee Plans may be Incentive Stock Options of the Internal Revenue Code or Nonqualified Stock Options (meaning any option granted under the Plan which is not considered an Incentive Stock Option), subject to limitations and restrictions on the granting of Incentive Stock Options set forth in the Internal Revenue Code and in the applicable plan document. In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new Options therefore, according to the 1995, 1996, and 1998 Employee Plans as written as of September 30, 2005 and Options granted as of that date, all outstanding Options subject to a vesting schedule shall become fully (100%) vested prior to the effective date of such transaction. On November 16, 2005, the 1998 Employee Plan was amended to provide that, if specified in the Option Agreement pursuant to which Options are granted to an employee, it may be agreed that unvested Options do not automatically vest in the circumstances described in the previous sentence.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1994 Employee Stock Option Plan. As of September 30, 2005, Options to purchase 64,300 Shares, with a weighted average exercise price of $1.37 per Share, were exercisable and Options to purchase 90,300 Shares, with a weighted average price of $1.34 per Share, were outstanding under the terms of the 1994 Plan. No new Options may be granted under the 1994 Plan.

Options to purchase up to 400,000 Shares may be granted under the terms of the Company’s 1995 Employee Stock Option Plan. As of September 30, 2005, Options to purchase 191,800 Shares, with a weighted average exercise price of $2.42 per Share, were exercisable and Options to purchase 224,200 Shares, with a weighted average price of $2.25 per Share, were outstanding under the terms of the 1995 Plan. No new Options may be granted under the 1995 Plan.

Options to purchase up to 800,000 Shares may be granted under the terms of the Company’s 1996 Employee Stock Option Plan. As of September 30, 2005, Options to purchase 520,640 Shares, with a weighted average exercise price of $2.63 per Share, were exercisable and Options to purchase 679,640 Shares, with a weighted average price of $2.57 per Share, were outstanding under the terms of the 1996 Plan. No new Options may be granted under the 1996 Plan after August 15, 2006.

Options to purchase up to 1,200,000 Shares may be granted under the terms of the Company’s First Amended and Restated 1998 Employee Stock Option Plan. As of September 30, 2005, Options to purchase 342,425 Shares, with a weighted average exercise price of $2.36 per Share, were exercisable and Options to purchase 454,465 Shares, with a weighted average price of $2.40 per Share, were outstanding under the terms of the 1998 Plan. No new options may be granted under the 1998 Plan after January 12, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

There were 793,000, 643,000 and 1,151,000 Shares available for grant at September 30, 2005, 2004, and 2003, respectively.

The following is a summary of stock option activity for the three years ended September 30:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Option	Average	Option	Average	Option	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price
Outstanding at beginning of year	1,881	$2.24	1,368	$2.28	1,642	$2.95
Granted	284	2.68	936	2.26	295	1.27
Exercised	(123)	1.59	(81)	1.36	(10)	.86
Forfeited/cancelled	(488)	2.20	(342)	2.59	(559)	3.76
Outstanding at end of year	1,554	$2.38	1,881	$2.24	1,368	$2.28
Options exercisable at year end	1,224	$2.42	925	$2.37	1,169	$2.45

During fiscal 2005, the Company granted Options to purchase 149,000 Shares to the executive management of the Company. The executive management is comprised of the Company’s corporate officers and Presidents of ICO Europe, Bayshore Industrial, ICO Courtenay - Australasia, and ICO Polymers North America. See Note 21 - "Segment Information" for more information on the Company’s management structure. The exercise prices of these Options range from $2.45 to $3.41 per Share. The Company expenses the fair value of the Options under SFAS 123, over the vesting periods of the Options, which range from immediate vesting to four years from the date of grant. The total pretax compensation expense recognized in the Consolidated Statement of Operations with the above Options was $115 during fiscal 2005.

On September 2, 2005, W. Robert Parkey, Jr. resigned from his position as the President and Chief Executive Officer of the Company and from the Board of Directors, effective as of September 30, 2005. In connection with his resignation, Mr. Parkey entered into an Employment, Consulting and Separation Agreement and Release (“Separation Agreement). As part of the Separation Agreement, the Company accelerated vesting on certain outstanding stock options and Mr. Parkey forfeited certain outstanding stock options. In addition, the Company modified the expiration date of certain outstanding stock options. As a result of these modifications, the Company recognized a reduction in stock option compensation expense of $140 in September 2005.  In connection with the resignation, the Company recognized $214 of severance expense in fiscal 2005.

The Company has granted Options to purchase Shares with exercise prices that were greater than the fair market value (as defined in the respective stock option plan) of the Shares on the grant date. The table below separately lists the weighted average fair value of Options granted during each year for those stock options with an exercise price equal to the fair market value on the date of grant, and for those Options with an exercise price that exceeded the fair market value of the Shares on the date of grant for the three years ended September 30 (there were no Options granted with an exercise price lower than the fair market value on the date of grant):

	2005	2004	2003
Weighted average fair value of options granted during the year with an exercise price equal to the fair market value of the Shares on the grant date ($/share)	$1.66	$1.47	$0.92

Weighted average fair value of options granted during the year with an exercise price exceeding the fair market value of the Shares on the grant date ($/share)	-	$1.39	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

     The table below separately lists the weighted average exercise price of Options outstanding for the three years ended September 30 for Options with an exercise price equal to the fair market value of the Shares price on the grant date and for Options with an exercise price exceeding the fair market value of the Shares on the date of grant (there are no Options outstanding that were granted with an exercise price lower than the fair market value on the date of grant):

	2005	2004	2003
Weighted average exercise price of options outstanding with an exercise price equal to the fair market value of the Shares on the grant date ($/share)	$2.27	$2.21	$2.11

Weighted average exercise price of options outstanding with an exercise price exceeding the fair market value of the Shares on the grant date ($/share)	$3.07	$2.37	$3.40

    The following tables summarize information about stock options outstanding and exercisable (only includes stock options which were vested) at September 30, 2005:

	Option shares outstanding	Weighted Average
Range of	at September 30, 2005	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price
$0.00 - $1.00	-	-	-
$1.01 - $2.00	525	6 years	$1.39
$2.01 - $3.00	739	7 years	$2.40
$3.01 - $4.00	208	6 years	$3.39
$4.01 - $7.38	82	1 year	$6.05
	1,554

	Option shares exercisable	Weighted Average
Range of	at September 30, 2005	Remaining	Weighted Average
Exercise Price	(000’s)	Contractual Life	Exercise Price
$0.00 - $1.00	-	-	-
$1.01 - $2.00	452	6 years	$1.41
$2.01 - $3.00	499	7 years	$2.36
$3.01 - $4.00	191	6 years	$3.42
$4.01 - $7.38	82	1 year	$6.05
	1,224

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life of stock options	5.4 years	5.0 years	7.5 years
Expected dividend yield over life of stock options	0%	0%	0%
Expected stock price volatility	69.38%	78.37%	72.77%
Risk-free interest rate	3.67%	3.29%	3.58%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 14 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:
	Years Ended September 30,
	2005	2004	2003
Domestic	$(23)	$(15,387)	$(16,284)
Foreign	4,478	12,319	(8,450)
	$4,455	$(3,068)	$(24,734)

The benefit for income taxes consists of the following:

	Years Ended September 30,
	2005	2004	2003
Current:
Federal	$287	$(3,097)	$(2,207)
State	-	197	─
Foreign	1,766	2,019	1,480
	2,053	(881)	(727)
Deferred:
Federal	(165)	(2,398)	(2,215)
State	(316)	109	(564)
Foreign	(1,622)	(155)	(579)
	(2,103)	(2,444)	(3,358)
Total:
Federal	122	(5,495)	(4,422)
State	(316)	306	(564)
Foreign	144	1,864	901
	($50)	$(3,325)	$(4,085)

A reconciliation of the income tax benefit (including discontinued operations) at the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2005	2004	2003
Tax expense (benefit) at statutory rate	$1,559	$(1,074)	$(8,651)
Change in the deferred tax assets valuation allowance	(1,054)	(2,100)	2,750
Non-deductible expenses and other, net	(198)	(56)	1,452
Foreign tax rate differential	(381)	(332)	422
Goodwill amortization and write-downs	─	─	506
Sub part F income	341	─	─
State taxes, net of federal benefit	(317)	237	(564)
	($50)	$(3,325)	$(4,085)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

	September 30,
	2005	2004
Deferred tax assets:
Net operating and capital loss carry-forwards	$1,756	$3,607
Tax credit carry forward	615	-
Insurance accruals	255	292
Other accruals	614	590
Bad debt allowance	483	461
Compensation accruals	678	634
Depreciation	1,394	1,257
Inventory	311	200
Other	142	440
Goodwill (Foreign)	830	1,159
Deferred Revenue	827	827
Other intangibles	929	-
	8,834	9,467
Deferred tax liabilities:
Depreciation and land	(5,209)	(6,072)
Other accruals	(163)	(45)
	(5,372)	(6,117)

Valuation allowance on deferred tax assets	(3,115)	(4,169)

Net deferred tax asset (liability)	$347	$(819)

The total net deferred tax asset at September 30, 2005 is comprised of $2,572 of net current deferred tax assets and $2,225 of net non-current deferred tax liabilities.

The Company’s effective income tax rate for continuing operations was an expense of 4% during fiscal 2005, compared to a benefit of 54% during fiscal 2004. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during both fiscal years, the Company generated taxable income in certain European subsidiaries that enabled the subsidiaries to utilize tax assets that were previously reserved of $1,000 in fiscal year 2005 and $2,100 in fiscal year 2004.

The Company had a prior year domestic net operating loss for tax purposes of $11,588. This loss was carried back to the 2002 tax year generating a tax refund of $3,400, which was received in April 2005. $3,069 of the tax refund was included in “Prepaid and other current assets” in the Consolidated Balance Sheet at September 30, 2004.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted earnings from foreign subsidiaries of approximately $9,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

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

The amount of defined contribution plan expense for the years ended September 30, 2005, 2004 and 2003 was $959, $968 and $1,044, respectively. The amount of defined benefit plan pension expense for the years ended September 30, 2005, 2004 and 2003 was $656, $468 and $493, respectively.

Note 16 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates. Rental expense was approximately $1,990 in 2005, $2,217 in 2004, and $2,405 in 2003 associated with these leases. Future minimum rental payments as of September 30, 2005 are due as follows:

2006	1,605
2007	1,118
2008	687
2009	419
2010	306
Thereafter	163

The Company has letters of credit outstanding in the United States of approximately $1,580 and $3,064 as of September 30, 2005 and September 30, 2004, respectively, and foreign letters of credit outstanding of $4,530 and $3,529 as of September 30, 2005 and September 30, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to Varco International, Inc. (On March 11, 2005, Varco International, Inc. merged with National - Oilwell, Inc. to form National Oilwell Varco, Inc.; as used herein, the term “Varco” refers, as the context requires, to the pre-merger entity Varco International, Inc. and its successor-by-merger, National Oilwell Varco, Inc.). Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relates to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated.

The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1,000. The indemnification obligation is subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1,000 threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4,000 (in addition to the $1,000 threshold). The Company has placed $5,000 of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5,000 in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5,000 receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5,000 reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of loss from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5,000 receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5,000 reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations. The Company’s Consolidated Statement of Cash Flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5,000 of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5,000 of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Thibodaux Litigation.   In September 2004, C.M. Thibodaux Company, Ltd. (“Thibodaux”) amended its petition in a case pending in District Court in the Parish of Orleans Louisiana to add claims against the Company. Thibodaux’s claims are part of an extensive lawsuit filed by Thibodaux against Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies (the “Thibodaux Lawsuit”) in October of 2001.  Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services business, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. At one time ITCO also leased a portion of the subject property from Thibodaux, and during another time period ITCO subleased portions of the Company’s leased property. Varco, which is not a party in the case, assumed the leases of ICO’s leased portions of the subject property following the sale of ICO’s Oilfield Services business to Varco in 2002. Varco has also leased another portion of the subject property from Thibodaux for many years prior to 2002.

Thibodaux contends that the property was contaminated with NORM generated during the Company’s and ITCO’s servicing of oilfield equipment, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. However, the Company believes that a significant portion of the damages being sought, specifically the NORM remediation costs, are included within the claims being asserted by Varco in its indemnification claims.  See “Varco Indemnification Claims” above.  Discovery in the case against is ongoing (although delayed as a consequence of Hurricane Katrina), and the Company intends to assert a vigorous defense in this litigation.  An adverse judgment against the Company in the lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Silicosis Related Claims. Four coating plants (located in Louisiana, Canada, and Odessa and Houston, Texas) were sold to Varco in the fourth quarter of fiscal 2002 as part of the Company’s sale of its Oilfield Services business. Although the Company no longer owns or operates any of these four coating plants, Varco, as the purchaser of such business, did not assume any current or future liabilities related to silicosis or any other occupational health matters arising out of or relating to events or occurrences happening prior to the consummation of the sale (including the pending Koskey and Galvan litigation described below), and the Company has agreed to indemnify Varco for any such costs.

The Company acquired the Odessa, Texas coating plant prior to the 1980’s. The other three coating plants (the “BHTS plants”), including the Houston, Texas plant, were acquired by ICO as part of the acquisition of Baker Hughes Tubular Services, Inc. (“BHTS”) from Baker Hughes Incorporated (“Baker Hughes”) in 1992. At these four plants, prior to 1989, a grit blasting process that produced silica dust was used to internally coat tubular goods. During and after 1989, an alternative blasting media (which is not known to produce silica dust) was used at each of the plants. Since the mid-1990’s, the Company has been named as a party in lawsuits filed on behalf of former employees of the coating plants located in Odessa and Houston who allegedly suffered from silicosis-related disease as a result of exposure to silica dust produced in the blasting process. Issues surrounding the defense of and the Company’s exposure in cases filed on behalf of employees of the former BHTS plants and the Odessa plant warrant separate analyses due to the different history of ownership of those plants. An agreement with Baker Hughes (described below) affects the Company’s defense and exposure in cases filed by former employees of the BHTS plants, but is not applicable to cases filed on behalf of former employees of the Odessa plant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

  The Company has been dismissed from two silicosis-related personal injury lawsuits, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Jefferson County, Texas (the “Koskey litigation”), and Galvan et al. v. ICO, Inc., Baker Hughes, Inc., et al. pending in Orange County, Texas (the “Galvan litigation”), both of which were filed against Baker Hughes and the Company by former employees of the Houston plant (Richard Koskey and Celestino Galvan, respectively). Notwithstanding the Company’s dismissal from the Koskey litigation and the Galvan litigation, the Company may still have exposure in these cases because Koskey and Galvan’s claims against Baker Hughes have not been completely resolved. In the Koskey litigation Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes; however on appeal the summary judgment was reversed on a procedural issue and the case was remanded to the trial court. Pursuant to Texas legislation that became effective on September 1, 2005, in the event that Koskey and/or Galvan did not produce a medical report by November 30, 2005 establishing the existence of specific medical criteria as required by the statute (a “Compliant Medical Report”), the defendants may request a transfer of the cases to the silica multi-district litigation court in Houston and thereafter move to preclude them from pursuing their claims unless or until they produce such a Compliant Medical Report. Koskey and Galvan both recently produced supplemental medical reports which the Defendants are challenging as not constituting Compliant Medical Reports.

Under the terms of the agreement with Baker Hughes, the Company’s exposure is capped at $500 per claimant, and $5,000 in the aggregate for all such claims that may be asserted (currently $4,250 net of payments the Company has made to date referenced in the preceding paragraph); after those thresholds, Baker Hughes is responsible for all of the costs of defense, settlement, or judgments for occupational health claims governed by the Agreement.

Based on the Koskey and Galvan’s allegations and discovery conducted to date, both of these lawsuits are covered by the agreement with Baker Hughes, and therefore, the Company’s exposure is capped at $500 per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey and Galvan litigation. Issues affecting the Company’s exposure in these cases include: whether the medical reports recently produced by Koskey and Galvan constitute Compliant Medical Reports; other factors related to the defendants’ ability to effectively challenge each silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant; and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

At this time, the Company cannot predict whether or in what circumstances additional silicosis-related suits may be filed in connection with the four coating plants, or the outcome of future silicosis-related suits, if any. It is possible that future silicosis-related suits, if any, may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance. The Company has in effect, in some instances, insurance policies that may be applicable to silicosis-related suits, but the extent and amount of coverage is limited.

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in five claims relating to the following sites: (i) the French Limited site northeast of Houston, Texas; (ii) the Sheridan Disposal Services site near Hempstead, Texas; (iii) the Combe Fill South Landfill site in Morris County, New Jersey; (iv) the Gulf Nuclear Superfund sites at three locations in Texas; and (v) the Malone Service Company (MSC) Superfund site in Texas City, Texas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Active remediation of the French Limited site was concluded in 1996, at which time the PRPs commenced natural attenuation of the site groundwater. Additional active remediation of the French Limited site is likely to be required at some point in the future, but under the terms of the Company’s February 1997 “buyout agreement,” the Company will not be required to participate in the first $2,000 of any necessary additional remediation expenses, and currently it is not expected that such expenses will exceed $2,000. In the event that the Company is required to contribute to the costs of additional remediation, at the French Limited site, it is not expected to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill site and, the Gulf Nuclear Superfund sites will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

Tank Failure Claim.  In September 2003, the Company's U.K. subsidiary was served by one of its former customers in a lawsuit filed in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K.  The customer claims that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 have failed or are expected to fail, and that such failure is the result of the unsatisfactory quality and/or unfitness for purpose of the Company's resin.  The customer seeks recovery from the Company for the customer's costs incurred in replacing failed tanks, lost profits, pre-judgment interest, and other unspecified damages.  The customer is seeking recovery for 1,010 failed tanks as of October 31, 2005, and has  produced unaudited information (which is currently being examined by forensic accountants on behalf of the Company) designed to demonstrate that the customer's alleged replacement costs and lost profits on future sales for which it is currently seeking recovery may be up to approximately $738.  The 1,010 tanks that have been replaced represent approximately 15% of the 6,524 tanks that the customer claims it manufactured with the resin at issue.  It is difficult to estimate the number of additional tanks manufactured with the resin at issue that might fail and for which the customer may seek recovery, based in part on the customer's failure to produce production records and evidence of material traceability, and the wide variation in failure rates by tank model as reported by the customer.  Approximately 638 (or approximately 63%) of the 1,010 reported failures through October 31, 2005 involve one particular tank model, representing a failure rate of approximately 47% of the 1,357 tanks of that model in the aggregate tank group.  An additional 1,851 tanks are reported to be five different tank models with failure rates through October 31, 2005 averaging approximately 15%.  The remaining 3,316 of the 6,524 tanks allegedly manufactured with the resin at issue (slightly more than 50% of the tanks) are reported to be three different tank models with failure rates through October 31, 2005 of less than 3%. The Company denies that it is liable to the customer and attributes the alleged defects to tank design flaws, inconsistent and uncontrolled manufacturing processes and procedures, insufficient recordkeeping, and failure to perform routine quality control testing, none of which are the responsibility of the Company.  The failure patterns (including the customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame with the same resin have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company believes it is entitled to full or partial indemnity from the supplier of the base resin used by the Company to manufacture the colored resin, which supplier is also a party to the case.  The Company believes that it is entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  The case is scheduled for trial in March of 2006. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 17 - Related Party

During the first quarter of fiscal year 2003, the Company repurchased $104,480 principal amount of its 10⅜% Senior Notes due 2007 at a weighted average net discount of $976.78 per $1,000 principal amount plus accrued interest in two separate transactions. The Company recorded a gain on these purchases of approximately $14, net of transaction costs and write-off of debt offering costs. The Company used the investment banking services of Jefferies and Company to manage the repurchases. David E.K. Frischkorn, Jr., a member of the Company’s Board of Directors, was a Managing Director of Jefferies and Company during the time of the Senior Notes repurchases. The Company paid Jefferies and Company approximately $380 for their services related to this transaction.

Note 18 - Discontinued Operations

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to Varco. The initial purchase price was subject to a post-closing working capital adjustment for which a gain of $582 was recorded during the three months ended December 31, 2002. All proceeds from the sale have been received except for $5,000 which was placed in escrow to be used to pay for indemnification obligations, should they arise. The $5,000 was included in the gain recognized on the sale of the Oilfield Services business in fiscal year 2002. During the third quarter of fiscal 2004, the Company deemed the $5,000 receivable of escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable losses. The $5,000 reserve net of income taxes was recorded in the Consolidated Statement of Operations as a component of income (loss) from discontinued operations. See Note 16 - “Commitments and Contingencies” for further discussion of the indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations.

On July 31, 2003, the Company sold its remaining Oilfield Service business to Permian Enterprises, Ltd. for $4,053 in cash and the assumption of certain liabilities and recorded a pretax gain of $600. The following table summarizes the make-up of loss from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	Years Ended September 30,
	2005	2004	2003
Revenues	-	-	$5,062
Operating loss	$(765)	$(587)	(301)

Loss from discontinued operations before loss on
disposition of Oilfield Services business, net of income taxes	(497)	(381)	(191)
Loss on disposition of Oilfield Services business, net of income
taxes	-	(3,250)	(183)
Loss from discontinued operations, net of income taxes	($497)	($3,631)	($374)

The following table summarizes the calculation of the loss on the disposition of the Oilfield Services business for fiscal years 2004 and 2003.

	Years Ended September 30,
	2004	2003
Net cash received on disposition of Oilfield Services	─	$ 8,444
Less: Reserve on escrowed sales proceeds	$(5,000)	─
Less: Receivable on Oilfield Services disposition	─	(3,809)
Less: Net assets sold	─	(3,381)
Less: Transaction costs	─	(175)
Plus: Net liabilities sold	─	91
Loss on sale of Oilfield Services disposition before income tax	(5,000)	1,170
Less: Income tax benefit (expense)	1,750	(1,353)
Loss on sale of Oilfield Services disposition, net of income tax	$ (3,250)	$ (183)

Note 19 - Supplemental Cash Flow Information

During fiscal years 2005, 2004 and 2003, the Company issued to employees $244, $103, and $872 worth of common stock, respectively, in connection with the Company’s domestic benefit plans. At September 30, 2005, 2004 and 2003, the Company had accrued $283, $312, and $145, respectively, in connection with the Company’s domestic benefit plan. See Note 15 - “Employee Benefit Plans.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Note 20 - Operations Information

The following table provides revenue and long-lived asset information by geographic area as of and for years ended September 30:

	Revenues			Long-Lived Assets
	2005	2004	2003	2005	2004
Europe	$126,986	$112,554	$89,717	$20,093	$22,992
Australasia	47,670	40,640	32,443	9,766	9,410
South America	8,283	7,273	4,054	1,189	1,064
Total foreign	182,939	160,467	126,214	31,048	33,466
United States	113,667	97,058	80,400	27,561	27,880
Total	$296,606	$257,525	$206,614	$58,609	$61,346

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets include net property, plant and equipment, goodwill and other long-term assets.

Note 21 - Segment Information

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy, Sweden (closed during 2004) and the U.K.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.  The accounting policies of each business segment are consistent with those described in the “Summary of Significant Accounting Policies” in Note 1.

Fiscal Year Ended September 30, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
Revenue From External Customers	$126,986	$73,078	$47,670	$40,589	$8,283	-	-	$296,606
Intersegment Revenues	499	392	-	2,284	-	-	-	3,175
Operating Income (Loss)	4,201	8,881	2,910	771	(951)	(6,934)	(673)	8,205
Depreciation and Amortization	3,516	1,650	908	1,264	176	258	-	7,772
Impairment, Restructuring and Other Costs (a)	378	-	-	110	-	-	-	488

Expenditures for Additions to Long Lived Assets	1,330	572	1,020	2,046	41	30	-	5,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Fiscal Year Ended September 30, 2004	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
Revenue From External Customers	$112,554	$60,285	$40,640	$36,773	$7,273	-	-	$257,525
Intersegment Revenues	421	-	-	2,057	-	-	-	2,478
Operating Income (Loss)	2,400	5,511	3,999	1,444	118	(7,577)	(679)	5,216
Depreciation and Amortization	3,680	1,720	719	1,345	139	393	-	7,996
Impairment, Restructuring and Other Costs (a)	672	-	-	100	-	82	-	854

Expenditures for Additions to Long Lived Assets	1,178	602	1,760	827	108	250	-	4,725

Fiscal Year Ended September 30, 2003	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
Revenue From External Customers	$89,717	$48,873	$32,443	$31,527	$4,054	-	-	$206,614
Intersegment Revenues	878	-	10	3,265	-	-	-	4,153
Operating Income (Loss)	(9,327)	1,972	3,084	(8,063)	(701)	(9,465)	(111)	(22,611)
Depreciation and Amortization	4,228	1,739	476	2,388	111	414	-	9,356
Impairment, Restructuring and Other Costs(a)	5,511	-	15	6,033	-	1,255	-	12,814

Expenditures for Additions to Long Lived Assets	4,333	1,141	1,011	1,609	282	549	-	8,925

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(b)	Total
Total Assets
As of September 30, 2005(c)	$70,793	$31,534	$31,945	$22,527	$4,909	$2,547	$164,255
As of September 30, 2004(c)	$69,776	$30,203	$26,697	$20,167	$4,410	$7,217	$158,470

(a) Impairment, restructuring and other costs are included in operating income (loss).
(b) Consists of unallocated Corporate assets including: cash, an income tax receivable and corporate fixed assets.
(c) Includes goodwill of $4,338 and $4,226 for ICO Courtenay - Australasia as of September 30, 2005 and 2004, respectively and $4,493 for Bayshore Industrial as of September 30, 2005 and 2004.

A reconciliation of total segment operating income (loss) to net income (loss) is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	Twelve Months Ended September 30,
	2005	2004	2003
Operating income (loss)	$8,205	$5,216	$(22,611)
Other income (expense):
Interest expense, net	(2,836)	(2,663)	(3,489)
Other	(149)	(35)	493
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	5,220	2,518	(25,607)
Provision (benefit) for income taxes	218	(1,370)	(4,752)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	5,002	3,888	(20,855)
Loss from discontinued operations, net of income taxes	(497)	(3,631)	(374)
Net income (loss) before cumulative effect of change in accounting principle	4,505	257	(21,229)
Cumulative effect of change in accounting principle, net of benefit for income taxes	-	-	(28,863)

Net income (loss)	$4,505	$257	$(50,092)

Note 22 - Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2005 and September 30, 2004, respectively.

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005
Revenues	$71,430	$78,135	$75,762	$71,279
Gross Profit	13,521	13,956	12,711	13,278
Impairment, restructuring and other costs	321	22	-	145
Operating income	2,201	2,182	1,307	2,515

Income from continuing operations	1,390	1,022	19	2,571
Loss from discontinued operations	(177)	(143)	(63)	(114)
Net income (loss)	$1,213	$879	$(44)	$2,457
Basic income (loss) per share
Income from continuing operations	$.06	$.04	$ -	$.10
Loss from discontinued operations	(.01)	(.01)	-	-
Basic net income (loss) per common share	$.05	$.03	$ -	$.10
Diluted income (loss) per share
Income (loss) from continuing operations	$.05	$.03	$ -	$.09
Loss from discontinued operations	(.01)	-	-	-
Diluted net income (loss) per common share	$.04	$.03	$ -	$.08

Basic weighted average shares outstanding	25,387,000	25,436,000	25,455,000	25,490,000
Diluted weighted average shares outstanding	29,278,600	29,454,600	29,284,600	29,384,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004
Revenues	$ 56,847	$67,501	$66,779	$66,398
Gross Profit	10,739	13,484	11,979	11,652
Impairment, restructuring and other costs (income)	104	(116)	180	686
Operating income	971	2,775	1,327	143

Income from continuing operations	205	1,431	397	1,855
Income (loss) from discontinued operations	(95)	3	(3,350)	(189)
Net income (loss)	$110	$1,434	$(2,953)	$1,666
Basic income (loss) per share
Income from continuing operations	$ .01	$ 0.06	$ 0.01	$ 0.07
Loss from discontinued operations	(.01)	─	(0.13)	─
Basic net income (loss) per common share	$ ─	$ 0.06	$ (0.12)	$ 0.07
Diluted income (loss) per share
Income (loss) from continuing operations	$ .01	$ 0.05	$ 0.01	$ 0.06
Loss from discontinued operations	(.01)	─	(0.11)	─
Diluted net income (loss) per common share	$ ─	$ 0.05	$ (0.10)	$ 0.06

Basic weighted average shares outstanding	25,238,000	25,271,000	25,283,800	25,312,500
Diluted weighted average shares outstanding	25,238,000	29,016,150	28,818,400	28,847,100

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s per share is individually calculated.

ICO, Inc.
Financial Statement Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning	Charged (credited) to		Additions/	Balance at
Classifications	of Year	Expenses		(Deductions)	End of Year

Year ended September 30, 2005:
Allowance for uncollectible accounts -
trade receivables	$2,026	$310		$(192)	$2,144
Inventory reserve	1,177	349		(555)	971
Deferred tax valuation allowance	4,169	(1,054)	(a)	─	3,115

Year ended September 30, 2004:
Allowance for uncollectible accounts -
trade receivables	$2,047	$34		$(55)	$2,026
Inventory reserve	1,481	547		(851)	1,177
Deferred tax valuation allowance	6,269	(2,100)	(b)	-	4,169

Year ended September 30, 2003:
Allowance for uncollectible accounts -
trade receivables	$1,695	$598		$(246)	$2,047
Inventory reserve	502	1,235	(c)	(256)	1,481
Deferred tax valuation allowance	3,519	3,568	(d)	(818)	6,269

(a)	The $1,054 credit to expense of the deferred tax valuation allowance during 2005 was due to the utilization of previously recognized valuation allowances.
(b)	The $2,100 credit to expense of the deferred tax valuation allowance during 2004 was due to the utilization of previously recognized valuation allowances.
(c)	The $1,235 charge to expense related to inventory reserve caused by the Company’s normal review of its inventory obsolescence.
(d)
The charges to expense related to valuation allowances placed against certain deferred tax assets of the Company in fiscal year 2003, based upon the Company’s assessment as to the likelihood of realization.