Form 10-Q
period 2005-12-31
ICO INC
filed 2006-02-09
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

(713) 351-4100
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X    NO

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer             Accelerated filer    X       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company as defined in (Rule 12b-2 of the Exchange Act).
YES     X    NO

Common stock, without par value 25,643,209 shares
outstanding as of February 3, 2006

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31, 2005	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$1,422	$3,234
Trade receivables (less allowance for doubtful accounts
of $2,121 and $2,144, respectively)	56,709	57,132
Inventories	34,437	35,006
Deferred income taxes	2,456	2,579
Prepaid and other current assets	4,927	5,542
Total current assets	99,951	103,493

Property, plant and equipment, net	48,256	49,274
Goodwill	8,775	8,831
Other assets	2,544	2,657
Total assets	$159,526	$164,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$12,638	$8,989
Current portion of long-term debt	5,204	5,657
Accounts payable	25,838	31,387
Accrued salaries and wages	3,912	4,181
Other current liabilities	11,271	11,897
Total current liabilities	58,863	62,111

Long-term debt, net of current portion	15,013	18,993
Deferred income taxes	4,102	4,383
Other long-term liabilities	1,701	1,678
Total liabilities	79,679	87,165

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value - 345,000 shares authorized;
322,500 shares issued and outstanding with a liquidation preference of
$38,778 and $38,234, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized;
No shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,643,209 and 25,544,977 shares issued and outstanding, respectively	44,544	44,265
Additional paid-in capital	104,407	104,134
Accumulated other comprehensive loss	(2,102)	(1,245)
Accumulated deficit	(67,015)	(70,077)
Total stockholders’ equity	79,847	77,090
Total liabilities and stockholders’ equity	$159,526	$164,255

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended December 31,
	2005	2004
Revenues:
Sales	$67,675	$62,241
Services	7,438	9,189
Total revenues	75,113	71,430
Cost and expenses:
Cost of sales and services	59,517	57,909
Selling, general and administrative	8,663	8,963
Depreciation and amortization	1,802	2,036
Impairment, restructuring and other costs	118	321
Operating income	5,013	2,201
Other income (expense):
Interest expense, net	(534)	(686)
Other	78	141
Income from continuing operations before income taxes	4,557	1,656
Provision for income taxes	1,462	266
Income from continuing operations	3,095	1,390
Loss from discontinued operations, net of benefit for income taxes of ($18) and ($96), respectively	(33)	(177)

Net income	$3,062	$1,213

Basic income (loss) per share:
Income from continuing operations	$.12	$.06
Loss from discontinued operations	-	(.01)
Net income per common share	$.12	$.05
Diluted income (loss) per share:
Income from continuing operations	$.11	$.05
Loss from discontinued operations	-	(.01)
Net income per common share	$.10	$.04

Basic weighted average shares outstanding	25,559,000	25,387,000
Diluted weighted average shares outstanding	29,272,600	29,278,600

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months
	Ended December 31,
	2005	2004
Net income	$3,062	$1,213
Other comprehensive income
Foreign currency translation adjustment	(1,064)	3,210
Unrealized gain (loss) on foreign currency hedges	207	(78)

Comprehensive income	$2,205	$4,345

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$3,095	$1,390
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	1,802	2,036
Stock option compensation expense	283	207
Changes in assets and liabilities:
Receivables	(511)	(1,893)
Inventories	(33)	(5,320)
Other assets	474	128
Income taxes payable	919	(283)
Deferred taxes	154	(493)
Accounts payable	(4,967)	125
Other liabilities	(1,096)	(1,336)
Total adjustments	(2,975)	(6,829)
Net cash provided by (used for) operating activities by continuing operations	120	(5,439)
Net cash used for operating activities by discontinued operations	(159)	(342)
Net cash used for operating activities	(39)	(5,781)
Cash flows provided by (used for) investing activities:
Capital expenditures	(1,417)	(909)
Proceeds from dispositions of property, plant and equipment	-	942
Net cash provided by (used for) investing activities by continuing operations	(1,417)	33

Cash flows provided by (used for) financing activities:
Common stock transactions	25	10
Increase in short-term borrowings under credit facilities, net	3,837	5,681
Proceeds from long-term debt	357	255
Repayments of long-term debt	(4,433)	(1,217)
Net cash provided by (used for) financing activities by continuing operations	(214)	4,729
Effect of exchange rates on cash	(142)	117
Net decrease in cash and equivalents	(1,812)	(902)
Cash and equivalents at beginning of period	3,234	1,931
Cash and equivalents at end of period	$1,422	$1,029

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2005 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of December 31, 2005, the results of operations for the three months ended December 31, 2005 and 2004 and the changes in its cash position for the three months ended December 31, 2005 and 2004. Results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

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

NOTE 3. EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 3,713,600 and 3,891,600 shares to reflect the conversion of all potentially dilutive securities for the three months ended December 31, 2005 and 2004, respectively. The total amount of anti-dilutive securities for the three months ended December 31, 2005 and 2004 were 1,785,000 and 1,507,000 shares, respectively.

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the three months ended December 31, 2005 and 2004, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three months ended December 31, 2005 and 2004, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended December 31,
	2005	2004
Basic	25,559,000	25,387,000
Stock Options	179,000	357,000
Preferred Stock	3,534,600	3,534,600
Diluted	29,272,600	29,278,600

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends ($544 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through December 31, 2005 aggregated $6,528. Any undeclared or unpaid Preferred Stock dividends must be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

In the first quarter of fiscal year 2006, the Company granted options (“Options”) to purchase 360,000 shares of ICO, Inc. common stock (“Shares”) to A. John Knapp, Jr., the Company’s President and Chief Executive Officer.  The Options granted to Mr. Knapp vest over fiscal years 2006 and 2007, and 180,000 of the referenced Options contain certain performance conditions.  The Company granted additional Options to purchase 182,000 Shares to other employees.  Furthermore, in the first quarter of fiscal year 2006 a grant to the Chairman of the Company’s Board of Directors, Gregory T. Barmore, of Options to purchase 60,000 Shares was approved, subject to shareholder approval of an amendment to the 1993 Stock Option Plan for Non-Employee Directors Options (which shareholder approval is being sought at the Company’s 2006 Annual Meeting of Shareholders on March 14, 2006).  The Options granted to Mr. Barmore will vest over fiscal years 2006 and 2007 (subject to shareholder approval of the referenced plan amendment), and 30,000 of those Options contain certain performance conditions.

All Options granted during the quarter were granted at the fair market value of the Shares on the Date of Grant (as defined in the applicable stock option plan), and accordingly, the average exercise price of the 602,000 Options granted during the quarter was $2.50 per Share.  The Company uses the Black-Scholes pricing model to calculate the fair value of its stock options for expensing purposes.  Applying the Black-Scholes pricing model, the weighted average fair value of the 602,000 Options granted during the quarter was $1.40 per Share.

During the first quarter of fiscal year 2006, SFAS No. 123R, Share-Based Payment, became effective for the Company.  This standard requires, among other things, a Company to expense share-based payment transactions using the grant-date fair value based method.  The Company adopted prospectively the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the revised standard does not have a material impact on the Company’s financial statements.  Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations was $283 and $207 for the three months ended December 31, 2005 and 2004, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2005 and changes during the three months ended December 31, 2005, is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2005	330	$1.44	$2.24
Granted	458	1.39	2.50
Vested	(42)	1.21	1.63
Forfeited	-	-	-
Nonvested at December 31, 2005	746	$1.43	$2.43

As of December 31, 2005, the total stock option compensation expense not yet recognized in the Statement of Operations related to the 746,000 of nonvested stock options is $739, which will be recognized over a weighted-average period of approximately two years.

NOTE 4. INVENTORIES

Inventories consisted of the following:
	December 31, 2005	September 30, 2005
Raw materials	$18,505	$20,854
Finished goods	15,937	14,208
Supplies	962	915
Less reserve	(967)	(971)
Total inventory	$34,437	$35,006

NOTE 5. INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Three months ended December 31,
	2005	2004
Domestic	$2,661	$(269)
Foreign	1,845	1,652
Total	$4,506	$1,383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

    The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three months ended December 31,
	2005	2004
Current	$1,536	$697
Deferred	(92)	(527)
Total	$1,444	$170

A reconciliation of the income tax expense (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate of 32% and 12% for the three months ending December 31, 2005 and 2004 are as follows:

	Three months ended December 31,
	2005	2004
Tax expense at statutory rate	$1,577	$484
Change in the deferred tax assets valuation allowance	(348)	(46)
Foreign tax rate differential	215	39
State taxes, net of federal benefit	-	(307)
	$1,444	$170

The Company’s effective income tax rates (for continuing operations) were provisions of 32% and 16% during the three months ended December 31, 2005 and 2004, compared to the U.S. statutory rate of 35%. The Company’s effective income tax rate of 32% during the three months ended December 31, 2005 was primarily due to the utilization of previously reserved tax assets in the Company’s Italian subsidiary. The effect of this item was partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences.

In the first quarter of fiscal 2005, the Company’s tax rate was 16% primarily due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $307 during that period and the utilization of a previously reserved deferred tax asset in the Company’s Italian subsidiary of $162. The effect of these items was partially offset by the increase in the valuation allowance placed against the deferred tax asset of the Swedish subsidiary in the amount of $130. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

The company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The company has unremitted earnings from foreign subsidiaries of approximately $10,300. The company is currently in the evaluation stage of a domestic reinvestment plan to repatriate earnings under the Code Section 965 dividends received deduction under the American Jobs Creation Act of 2004. The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either the Company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2006.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1,580 as of December 31, 2005 and September 30, 2005, respectively, and foreign letters of credit outstanding of $4,846 and $4,530 as of December 31, 2005 and September 30, 2005, respectively.

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to Varco International, Inc. (On March 11, 2005, Varco International, Inc. merged with National - Oilwell, Inc. to form National Oilwell Varco, Inc.; (as used herein, the term “Varco” refers, as the context requires, to the pre-merger entity Varco International, Inc. and its successor-by-merger, National Oilwell Varco, Inc.). Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16,365 and $21,965. A portion of those indemnity demands (representing aggregate losses of approximately $365) relate to product liability claims. The balance of the indemnity demands relates to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated.

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

The Company has been dismissed from two silicosis-related personal injury lawsuits, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Jefferson County, Texas (the “Koskey litigation”), and Galvan et al. v. ICO, Inc., Baker Hughes, Inc., et al. pending in Orange County, Texas (the “Galvan litigation”), both of which were filed against Baker Hughes and the Company by former employees of the Houston plant (Richard Koskey and Celestino Galvan, respectively). Notwithstanding the Company’s dismissal from the Koskey litigation and the Galvan litigation, the Company may still have exposure in these cases because Koskey and Galvan’s claims against Baker Hughes have not been completely resolved. In the Koskey litigation Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes; however on appeal the summary judgment was reversed on a procedural issue and the case was remanded to the trial court. Pursuant to Texas legislation that became effective on September 1, 2005, in the event that Koskey and/or Galvan did not produce a medical report by November 30, 2005 establishing the existence of specific medical criteria as required by the statute (a “Compliant Medical Report”), the defendants may request a transfer of the cases to the silica multi-district litigation court in Houston and thereafter preclude them from pursuing their claims unless or until they produce such a Compliant Medical Report. Koskey and Galvan both recently produced supplemental medical reports which the Defendants are challenging as not constituting Compliant Medical Reports.

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

Tank Failure Claim.  In September 2003, the Company's U.K. subsidiary was served by one of its former customers in a lawsuit filed in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K.  The customer claims that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 have failed or are expected to fail, and that such failure is the result of the unsatisfactory quality and/or unfitness for purpose of the Company's resin.  In pleadings filed with the Court the customer seeks recovery from the Company for the customer's costs incurred in replacing failed tanks, lost profits, pre-judgment interest, legal expenses, and other unspecified damages.  The customer is seeking recovery for 1,022 failed tanks as of November 30, 2005, and the customer’s forensic accountants contend that the customer’s replacement costs and other losses incurred to date by the customer relating to the failed tanks (excluding interest and legal expenses) are approximately $770. The Company denies that it is liable to the customer, and attributes the alleged defects to tank design flaws, inconsistent and uncontrolled manufacturing processes and procedures, insufficient recordkeeping, and failure to perform routine quality control testing, none of which are the responsibility of the Company.  Furthermore, the Company’s forensic accountants believe that the customer’s forensic accountants’ estimate of the customer’s costs associated with failed tanks incurred to date is significantly inflated. It is difficult to estimate the number of additional tanks manufactured with the resin at issue that might prematurely fail and for which the customer may seek recovery, based in part on the customer's failure to produce production records and proper evidence of material traceability, and the wide variation in failure rates by tank model as reported by the customer.  The 1,022 tanks that have been replaced represent approximately 16% of the 6,524 tanks that the customer claims it manufactured with the resin at issue.  Based on the customer’s unaudited data furnished to the Company for 1,010 of the 1,022 reported failures as of October 31, 2005: approximately 638 (or approximately 63%) of these 1,010 reported failures involve one particular tank model, representing a failure rate of approximately 47% of the 1,357 tanks of that model in the aggregate tank group.  An additional 1,851 tanks are reported to be five different tank models with failure rates through October 31, 2005 averaging approximately 15%.  The remaining 3,316 of the 6,524 tanks allegedly manufactured with the resin at issue (slightly more than 50% of the tanks) are reported to be three different

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

tank models with failure rates through October 31, 2005 of less than 3%. The failure patterns (including the customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame with the same resin have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company believes it will be entitled to partial indemnity from the supplier of the base resin used by the Company to manufacture the colored resin, which supplier is also a party to the case.  The Company believes that it is entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  The case is scheduled for trial in March of 2006. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 7. DEBT

Long-term debt at December 31, 2005 and September 30, 2005 consisted of the following.

	December 31, 2005	September 30, 2005
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	$4,291	$4,338
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	3,835	4,155
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,067	2,185
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of December 31, 2005 and September 30, 2005 were 8.2%. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through February 2006. Interest and principal payments are made quarterly.	1,916	2,377
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,628	1,688
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,349	1,460
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	989	1,062
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rates as of December 31, 2005 and September 30, 2005 were 6.5% and 5.9%, respectively.	929	964
10 3/8% Series B Senior Notes	-	3,000
Various others collateralized by mortgages on certain land and buildings and other assets of the Company. As of December 31, 2005, interest rates range between 2.7% and 8.0% with maturity dates between January 2006 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	3,213	3,421
Total	20,217	24,650
Less current maturities	5,204	5,657
Long-term debt less current maturities	$15,013	$18,993

On December 16, 2005, the Company redeemed the remaining $3,000 of the Company’s 10 3/8% Series B Senior Notes at par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

      As of December 31, 2005, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1,916 of term debt and $697 of borrowings under credit facilities. All of these debt amounts are classified as current liabilities in the Company’s Consolidated Balance Sheet as the maturity dates are less than one year. The Company does not expect the violation of the debt covenants to result in early repayment of the loans. The Company is in the process of refinancing the $1,916 term loan and expects to be completed with the refinancing during the next six months.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $32,081 and $34,520 at December 31, 2005 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $13,566 and $9,953 at December 31, 2005 and September 30, 2005, respectively.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $6,270 and $996 of outstanding borrowings under the domestic credit facility as of December 31, 2005 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $15,530 and $19,686 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of December 31, 2005 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $7,296 and $8,957 of outstanding borrowings under these foreign credit facilities as of December 31, 2005 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $16,551 and $14,834 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of December 31, 2005 and September 30, 2005, respectively.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and period of service with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. The Company’s domestic 401(k) plan has historically been voluntarily matched, typically with ICO common stock. For Company matching contributions in the Company’s 401(k) plan made prior to calendar 2006, domestic employees’ interests and earnings related thereto vest over five years of service. The Company’s matching contributions in the Company’s 401(k) plan made in calendar year 2006 will be mandatory and will vest immediately. Foreign employees’ interests in Company matching contributions are generally vested immediately.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 62. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The amount of defined contribution plan expense for the three months ended December 31, 2005 was $245 compared to $220 for the three months ended December 31, 2004. The amount of defined benefit plan pension expense for the three months ended December 31, 2005 was $193 compared to $128 for the three months ended December 31, 2004.

NOTE 9. DISCONTINUED OPERATIONS

During fiscal years 2002 and 2003, the Company completed the sale of its Oilfield Services business. Legal fees or other expenses incurred related to the Company’s former Oilfield Services business are expensed as incurred to discontinued operations. See Note 6 - “Commitments and Contingencies” for discussion of indemnification claims which, depending on the outcome, may result in additional liabilities and losses from discontinued operations in future periods.

NOTE 10. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of December 31, 2005, the Company had $50,500 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2005 and 2004, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on December 31, 2005 and September 30, 2005:

	Three Months Ended
	December 31, 2005	September 30, 2005
Notional value	$8,236	$6,383
Fair market value	8,093	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit. The impact of gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of December 31, 2005 and September 30, 2005, the Company had $18,505 and $20,854 of raw material inventory and $15,937 and $14,208 of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share data)

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of December 31, 2005	Currency denomination of receivable
U.S.	Australia	$2,990 (a)	U.S. Dollar
New Zealand	Malaysia	1,332	New Zealand Dollar
U.S.	Italy	1,687	U.S. Dollar
(a) The Company has entered into a ninety day forward currency exchange contract which correlates to the maturity date of this intercompany loan.

NOTE 11. SEGMENT INFORMATION

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy and U.K.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Three Months Ended December 31, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
Revenue From External Customers	$27,542	$22,701	$12,714	$9,999	$2,157	-	-	$75,113
Intersegment Revenues	131	-	-	923	-	-	-	1,054
Operating Income (Loss)	1,299	3,748	1,055	694	(137)	(1,363)	(283)	5,013
Depreciation and Amortization	751	411	232	313	51	44	-	1,802
Impairment, Restructuring and Other Costs (a)	63	-	-	55	-	-	-	118
Expenditures for Additions to Long Lived Assets	227	220	343	624	3	-	-	1,417

Three Months Ended December 31, 2004	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
Revenue From External Customers	$30,769	$18,860	$10,740	$8,824	$2,237	-	-	$71,430
Intersegment Revenues	123	-	-	753	-	-	-	876
Operating Income (Loss)	1,269	2,118	935	(123)	(28)	(1,763)	(207)	2,201
Depreciation and Amortization	917	429	230	324	40	96	-	2,036
Impairment, Restructuring and Other Costs (a)	321	-	-	-	-	-	-	321
Expenditures for Additions to Long Lived Assets	284	149	125	334	17	-	-	909
(a)Impairment, restructuring and other costs are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(b)	Total
Total Assets(c)
As of December 31, 2005	$63,161	$35,001	$31,544	$22,675	$4,756	$2,389	$159,526
As of September 30, 2005	$70,793	$31,534	$31,945	$22,527	$4,909	$2,547	$164,255

(b) Consists of unallocated corporate assets including: cash and corporate fixed assets.
(c)Includes goodwill of $4,282 and $4,338 for ICO Courtenay - Australasia as of December 31, 2005 and September 30, 2005, respectively, and $4,493 for Bayshore Industrial as of December 31, 2005 and September 30, 2005.

A reconciliation of total segment operating income to net income is as follows:
	Three Months Ended December 31,
	2005	2004
Operating income	$5,013	$2,201
Other income (expense):
Interest expense, net	(534)	(686)
Other	78	141
Income from continuing operations before income taxes	4,557	1,656
Provision for income taxes	1,462	266
Income from continuing operations	3,095	1,390
Loss from discontinued operations, net of benefit for income taxes	(33)	(177)
Net income	$3,062	$1,213

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. “Tolling” refers to processing customer owned material for a service fee. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy, Sweden (facility closed during the fourth quarter of fiscal year 2004) and the U.K.  The Company’s ICO Courtenay - Australasia segment includes operations in Australia, Malaysia and New Zealand.

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

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. However, demand during the Company’s fourth fiscal quarter of 2005 was the strongest demand of all of fiscal year 2005 quarters in part due to rising resin prices.

(Unaudited and in thousands, except share and per share data)

Results of Operations

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

	Summary Financial Information
	Three Months Ended December 31,
	2005	2004	Change	%
Total revenues	$75,113	$71,430	$3,683	5%
SG&A (1)	8,663	8,963	(300)	(3%)
Operating income	5,013	2,201	2,812	128%
Income from continuing operations	3,095	1,390	1,705	123%
Net income	$3,062	$1,213	$1,849	152%

Volumes (2)	77,000	72,000	5,000	7%
Gross margin (3)	20.8%	18.9%	1.9%
SG&A as a percentage of revenue	11.5%	12.5%	(1.0%)
Operating income as a percentage of revenue	6.7%	3.1%	3.6%

(1)“SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $3,683 or 5% to $75,113 during the three months ended December 31, 2005, compared to the same period of fiscal 2005.

The components of the increase in revenue are:

	Increase/ (Decrease)
	%	$
Price/product mix (1)	2%	$1,401
Translation effect (2)	(3%)	(2,260)
Volume	6%	4,542
Total change in revenue	5%	$3,683
(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

An increase in volumes sold of 7% led to an increase in revenues of $4,542. The volume increase was most notable at the Company’s Bayshore Industrial location due to an increase in customer demand. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a reduction in revenues of $2,260 for the three months ended December 31, 2005 due primarily to a stronger U.S. Dollar compared to the Euro.

The Company’s revenues are impacted by the change in the Company’s raw material prices (“resin” prices) as well as product sales mix. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices. During the first quarter of fiscal year 2006, resin prices were higher than the fiscal 2005 first quarter. This fact as well as a change in product sales mix caused an increase in the Company’s revenues of approximately $1,401 compared to the first quarter of fiscal year 2005. Although the Company participates in numerous markets, the graph below illustrates the trend in the Company’s resin prices.

(Unaudited and in thousands, except share and per share data)

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2005 compared to the three months ended
December 31, 2004:

	Three Months Ended December 31
	2005	% of Total	2004	% of Total	Change	%
ICO Europe	$27,542	37	$30,769	43	$(3,227)	(10)
Bayshore Industrial	22,701	30	18,860	26	3,841	20
ICO Courtenay - Australasia	12,714	17	10,740	15	1,974	18
ICO Polymers North America	9,999	13	8,824	12	1,175	13
ICO Brazil	2,157	3	2,237	4	(80)	(4)
Total	$75,113	100	$71,430	100	$3,683	5

December 31, 2005 Revenues by Segment                                           December 31, 2004 Revenues by Segment

ICO Europe’s revenues declined $3,227 or 10% primarily due to lower volumes sold of 13% which reduced revenues by $3,702. The lower volumes were caused by reduction in customer demand likely caused by the declining resin price trend during the quarter ended December 31, 2005 compared to a rising resin price trend during the quarter ended December 31, 2004. Also, the translation effect of stronger European currencies compared to the U.S. Dollar caused a reduction in revenues of $2,500. Partially offsetting these declines, higher average selling prices compared to average selling prices of the prior year prompted by higher resin costs caused revenues to increase by $2,975. The higher average selling prices were prompted by higher average resin costs.

Bayshore Industrial’s revenues increased $3,841 or 20% as a result of an increase in volumes sold of 28% due to an increase in customer demand.

(Unaudited and in thousands, except share and per share data)

ICO Courtenay - Australasia’s revenues increased $1,974 or 18% primarily due to an increase in product sales volumes sold caused by an increase in customer demand.

ICO Polymers North America’s revenues increased $1,175 or 13% due to higher average selling prices in large part due to higher resin prices.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved from 18.9% for the three months ended December 31, 2004 to 20.8% for the three months ended December 31, 2005. Although resin prices increased compared to last year, the Company was able to maintain gross margins by passing along the higher resin costs in the form of higher selling prices. The Company successfully managed the timing of raw material purchases which benefited gross margins. Partially offsetting this benefit was a reduction in margin caused by higher product sales and lower service revenues. Service revenues typically generate a greater gross margin than product sales due to the raw material component included in product sales.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) declined $300 or 3% during the three months ended December 31, 2005, compared to the same period in fiscal 2005. The decline in SG&A was due to the effect of a stronger U.S. Dollar relative to foreign currencies (caused a reduction of approximately $200) and a decrease in compensation expense of $500 due to lower severance costs and certain headcount reductions made in fiscal 2005. These benefits were partially offset by higher accounting fees of $130 and higher legal fees of $120. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 11.5% of revenue during the three months ended December 31, 2005 compared to 12.5% for the same quarter last year due to the increase in revenues and lower SG&A.

Impairment, restructuring and other costs. In the first quarter of fiscal year 2006, the Company incurred $55 of costs as a result of Hurricane Rita which impacted the Company’s China, Texas plant in September 2005. These expenses were temporary plant expenses expended in order to reestablish the facility’s production operations. The Company also incurred $63 of lease cancellation costs associated with the former location of its European technical center, which was relocated in fiscal 2005.

During the first quarter of fiscal 2005, the Company recognized $170 of costs associated with the relocation of its European technical center discussed above.

Operating income.  Consolidated operating income improved $2,812 or 128% during the three months ended December 31, 2005 to $5,013. The increase was primarily due to an increase in gross profit due to better managing the relationship between selling and raw material prices, an increase in volumes sold, and a decline in SG&A expenses.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss)	Three Months Ended December 31,
	2005	2004	Change
ICO Europe	$1,299	$1,269	$30
Bayshore Industrial	3,748	2,118	1,630
ICO Courtenay - Australasia	1,055	935	120
ICO Polymers North America	694	(123)	817
ICO Brazil	(137)	(28)	(109)
Subtotal	6,659	4,171	2,488
General Corporate Expense	(1,363)	(1,763)	400
Stock Option Expense	(283)	(207)	(76)
Consolidated	$5,013	$2,201	$2,812

Bayshore Industrial’s operating income improved $1,630 or 77% due to growth in volumes and to a lesser extent, an increase in feedstock margin per metric ton sold (feedstock margin is equal to product sales revenues less raw material costs).

ICO Polymers North America’s operating income (loss), improved $817 to income of $694 primarily caused by an increase in feedstock margins combined with lower SG&A as a result of headcount reductions in the prior year.

ICO Brazil’s operating loss increased $109 to $137 as a result of lower volumes sold and reduced feedstock margins. The Brazilian market has been under pressure due to high cost of resin and a weak U.S. Dollar which has reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agriculture segment of the market.

(Unaudited and in thousands, except share and per share data)

General corporate expenses declined $400 or 23% due primarily to lower severance costs and profit sharing expense.

Income Taxes (from continuing operations). The Company’s effective income tax rates were provisions of 32% and 16% during the three months ended December 31, 2005 and 2004, respectively, compared to the U.S. statutory rate of 35%. The Company’s effective income tax rate of 32% during the three months ended December 31, 2005 was lower than the U.S. statutory rate of 35% primarily due to the utilization of previously reserved tax assets in the Company’s Italian subsidiary. The effect of this item was partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions (with various tax rates) and the impact of nondeductible items and other permanent differences.

In the first quarter of fiscal 2005, the Company’s tax rate was 16% primarily due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $307 during that period and the utilization of a previously reserved deferred tax asset in the Company’s Italian subsidiary of $162. The effect of these items was partially offset by the increase in the valuation allowance placed against the deferred tax asset of the Swedish subsidiary in the amount of $130. A valuation allowance is established when it is more likely than not that some or all of a deferred tax asset will not be realized.

As described in Note 5 to the Consolidated Financial Statements, the Company’s first fiscal quarter of 2006 results do not reflect the impact of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company has not completed the process of reevaluating its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act.

Loss From Discontinued Operations. The loss from discontinued operations during the periods relates to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three months ended December 31, 2005, the Company had net income of $3,062 compared to net income of $1,213 for the comparable period in fiscal 2005, due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2005.

Three Months Ended
December 31, 2005
Net revenues	($2,260)
Operating income	(160)
Pre-tax income	(140)
Net income	(120)

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

Liquidity and Capital Resources

     The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2005	September 30, 2005
Cash and cash equivalents	$1,422	$3,234
Working capital	41,088	41,382

    Cash and cash equivalents declined $1,812 and working capital declined $294 during the three months ended December 31, 2005 due to the factors described below.

(Unaudited and in thousands, except share and per share data)

For the three months ended December 31, 2005, cash provided by (used for) operating activities by continuing operations improved to cash provided of $120 compared to cash used of $(5,439) for the three months ended December 31, 2004. This increase to cash provided by continuing operations occurred due to an improvement in earnings and a smaller increase in inventory during the three months ended December 31, 2005 (factoring out effects of foreign currency exchange rate changes) caused by the change in the level of inventory volumes in the respective periods. These changes were partially offset by a $4,967 decline in accounts payable during the three months ended December 31, 2005 compared to a $125 increase in the three months ended December 31, 2004 due primarily to the timing of inventory purchases.

Capital expenditures totaled $1,417 during the three months ended December 31, 2005 and were related primarily to upgrading the Company’s production facilities. Approximately 44% of the $1,417 of capital expenditures was spent in the Company’s ICO Polymers North American subsidiary to upgrade existing facilities. Capital expenditures for the remainder of fiscal 2006 are expected to be approximately $10,000 and will be primarily used to upgrade and expand the Company’s production capacity. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2006 capital expenditure requirements.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $915 and recorded a pre-tax gain of $65.

Cash provided by (used for) financing activities decreased during the three months ended December 31, 2005 to cash used of $(214) compared to cash provided of $4,729 during the three months ended December 31, 2004. The change was primarily the result of lower net borrowings due to an improvement in earnings and the changes in working capital. In December 2005, the Company redeemed the remaining $3,000 of the Company’s 10 3/8% Series B Senior Notes at par value.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $32,081 and $34,520 at December 31, 2005 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements, totaled $13,566 and $9,953 at December 31, 2005 and September 30, 2005, respectively.

The Company has a $25,000 domestic credit facility maturing April 9, 2009. The facility contains a $20,000 revolving credit line collateralized by domestic receivables and inventory and a $5,000 line of credit to finance certain existing equipment and equipment to be purchased. The $25,000 facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $6,270 and $996 of outstanding borrowings under the domestic credit facility as of December 31, 2005 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $15,530 and $19,686 based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of December 31, 2005 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $7,296 and $8,957 of outstanding borrowings under these foreign credit facilities as of December 31, 2005 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $16,551 and $14,834 based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of December 31, 2005 and September 30, 2005, respectively.

(Unaudited and in thousands, except share and per share data)

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and will increase the Company’s accounts receivables and inventory. In addition, rising resin prices will also have the effect of increasing working capital.

A summary of future payments owed for contractual obligations and commercial commitments as of December 31, 2005 are shown in the table below:

		Nine Months Ended	Fiscal Year
Contractual Obligations:	Total	September 30, 2006	2007	2008	2009	2010	Thereafter
Long-term debt	$19,544	$4,310	$2,715	$2,843	$2,964	$1,030	$5,682
Capital leases	673	156	220	233	64	-	-
Operating leases	3,897	1,204	1,118	687	419	306	163
Total contractual obligations	24,114	5,670	4,053	3,763	3,447	1,336	5,845
Commercial commitments:
Short-term borrowings under
credit facilities	12,638	12,638	-	-	-	-	-
Total contractual obligations and commercial commitments	$36,752	$18,308	$4,053	$3,763	$3,447	$1,336	$5,845

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2005 and September 30, 2005.

(Unaudited and in thousands, except share and per share data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of December 31, 2005, the Company had $50,500 of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2005 and 2004, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.

	Three Months Ended
	December 31, 2005	September 30, 2005
Notional value	$8,236	$6,383
Fair market value	8,093	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases, market prices for the Company’s products will generally also increase. This will typically lead to higher average selling prices and will impact the Company’s gross profit. The impact of gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of December 31, 2005 and September 30, 2005, the Company had $18,505 and $20,854 of raw material inventory and $15,937 and $14,208 of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of December 31, 2005, the Company had $16,719 of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At December 31, 2005, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $167.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide access to capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that might not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2005, the Company had significant outstanding intercompany amounts as described above as follows:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of December 31, 2005	Currency denomination of receivable
U.S.	Australia	$2,990(a)	U.S. Dollar
New Zealand	Malaysia	1,332	New Zealand Dollar
U.S.	Italy	1,687	U.S. Dollar

(a) The Company has entered into a ninety day forward currency exchange contract which correlates to the maturity date of this intercompany loan.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 9, 2005.

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

ICO, Inc.
(Registrant)

February 9, 2006	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)