Form 10-Q/A
period 2006-02-24
ICO INC
filed 2006-02-24
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
YES            NO    X

Common stock, without par value 25,643,209 shares
outstanding as of February 3, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Form 10-Q for the quarter ended December 31, 2005 of ICO, Inc. (the "Company") filed with the Securities and Exchange Commission on February 9, 2006 (the "Original Form 10-Q"). This Amendment is being filed solely to correct an error on the cover page of the the Original Form 10-Q. The Original Form 10-Q incorrectly reported that the Company was a shell company as defined in Rule 12b-2 of the Exchange Act. The cover page of this Amendment correctly reports that the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

This Amendment does not modify or update the disclosure in the Original Form 10-Q other than as described in the previous paragraph.

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

ICO, Inc.
(Registrant)

February 24, 2006	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)