Form 10-Q
period 2006-05-08
ICO INC
filed 2006-05-09
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-10068

ICO, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0566682
(State of incorporation)	(I.R.S. Employer Identification No.)

1811 Bering Drive, Suite 200
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 351-4100
(Registrant’s telephone number, including area code)
Former Address:
5333 Westheimer, Suite 600
Houston, Texas 77056

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
Large accelerated filer ☐                                      Accelerated filer  ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in (Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

There were 25,736,209 shares of common stock without par value outstanding as of May 2, 2006

ICO, INC.

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2006	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$2,020	$3,234
Trade receivables (less allowance for doubtful accounts
of $2,300 and $2,144, respectively)	62,195	57,132
Inventories	36,738	35,006
Deferred income taxes	2,364	2,579
Prepaid and other current assets	5,345	5,542
Total current assets	108,662	103,493

Property, plant and equipment, net	49,487	49,274
Goodwill	8,360	8,831
Other assets	2,468	2,657
Total assets	$168,977	$164,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$13,645	$8,989
Current portion of long-term debt	5,061	5,657
Accounts payable	29,994	31,387
Accrued salaries and wages	3,851	4,181
Other current liabilities	12,984	11,897
Total current liabilities	65,535	62,111

Long-term debt, net of current portion	14,458	18,993
Deferred income taxes	3,988	4,383
Other long-term liabilities	1,736	1,678
Total liabilities	85,717	87,165

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value -
345,000 shares authorized; 322,500 shares issued
and outstanding with a liquidation preference of
$39,322 and $38,234, respectively	13	13
Undesignated preferred stock, without par value -
105,000 shares authorized; no shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,731,214 and 25,544,977 shares issued
and outstanding, respectively	44,855	44,265
Additional paid-in capital	104,492	104,134
Accumulated other comprehensive loss	(2,067)	(1,245)
Accumulated deficit	(64,033)	(70,077)
Total stockholders’ equity	83,260	77,090
Total liabilities and stockholders’ equity	$168,977	$164,255

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Sales	$70,473	$69,283	$138,148	$131,524
Services	9,070	8,852	16,508	18,041
Total revenues	79,543	78,135	154,656	149,565
Cost and expenses:
Cost of sales and services	64,188	64,179	123,705	122,088
Selling, general and administrative	8,722	9,736	17,385	18,699
Depreciation and amortization	1,782	2,016	3,584	4,052
Impairment, restructuring and other costs	-	22	118	343
Operating income	4,851	2,182	9,864	4,383
Other income (expense):
Interest expense, net	(562)	(774)	(1,096)	(1,460)
Other	68	(97)	146	44
Income from continuing operations before income taxes	4,357	1,311	8,914	2,967
Provision for income taxes	1,375	289	2,837	555
Income from continuing operations	2,982	1,022	6,077	2,412
Loss from discontinued operations, net of benefit for income taxes of $0, ($73), ($18) and ($169), respectively	-	(143)	(33)	(320)

Net income	$2,982	$879	$6,044	$2,092

Basic income (loss) per share:
Income from continuing operations	$.12	$.04	$.24	$.09
Loss from discontinued operations	-	(.01)	-	(.01)
Net income per common share	$.12	$.03	$.24	$.08
Diluted income (loss) per share:
Income from continuing operations	$.10	$.03	$.21	$.08
Loss from discontinued operations	-	-	-	(.01)
Net income per common share	$.10	$.03	$.20	$.07

Basic weighted average shares outstanding	25,663,000	25,436,000	25,610,000	25,411,000
Diluted weighted average shares outstanding	29,764,600	29,454,600	29,517,600	29,366,600

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net income	$2,982	$879	$6,044	$2,092
Other comprehensive income (loss)
Foreign currency translation adjustment	75	(1,346)	(989)	1,864
Unrealized gain (loss) on foreign currency hedges	(40)	189	167	111

Comprehensive income (loss)	$3,017	$(278)	$5,222	$4,067

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,044	$2,092
Loss from discontinued operations	33	320
Income from continuing operations	6,077	2,412
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	3,584	4,052
Stock option compensation expense	452	397
Changes in assets and liabilities:
Receivables	(5,578)	(6,741)
Inventories	(2,306)	(4,090)
Other assets	333	(1,281)
Income taxes payable	1,464	(957)
Deferred taxes	372	(87)
Accounts payable	(1,296)	(2,785)
Other liabilities	(178)	702
Total adjustments	(3,153)	(10,790)
Net cash provided by (used for) operating activities by continuing operations	2,924	(8,378)
Net cash used for operating activities by discontinued operations	(160)	(410)
Net cash provided by (used for) operating activities	2,764	(8,788)

Cash flows used for investing activities:
Capital expenditures	(4,091)	(1,988)
Proceeds from dispositions of property, plant and equipment	5	946
Net cash used for investing activities by continuing operations	(4,086)	(1,042)

Cash flows provided by financing activities:
Common stock transactions	242	50
Increase in short-term borrowings under credit facilities, net	5,171	675
Proceeds from long-term debt	359	12,066
Repayments of long-term debt	(5,462)	(3,113)
Debt financing costs	(116)	(264)
Net cash provided by financing activities by continuing operations	194	9,414
Effect of exchange rates on cash	(86)	75
Net decrease in cash and equivalents	(1,214)	(341)
Cash and equivalents at beginning of period	3,234	1,931
Cash and equivalents at end of period	$2,020	$1,590

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2005 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 2006, the results of operations for the three and six months ended March 31, 2006 and 2005 and the changes in its cash position for the six months ended March 31, 2006 and 2005. Results of operations for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this statement effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

      The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 4,101,600 and 4,018,600 shares to reflect the conversion of all potentially dilutive securities for the three months ended March 31, 2006 and 2005, respectively and by 3,907,600 and 3,955,600 for the six months ended March 31, 2006 and 2005, respectively. The total amount of anti-dilutive securities for the three months ended March 31, 2006 and 2005 were 1,331,000 and 1,413,000 shares, respectively. The total amount of anti-dilutive securities for the six months ended March 31, 2006 and 2005 were 1,525,000 and 1,477,000, respectively.

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the six months ended March 31, 2006 and 2005, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three and six months ended March 31, 2006 and 2005, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic	25,663,000	25,436,000	25,610,000	25,411,000
Stock Options	567,000	484,000	373,000	421,000
Preferred Stock	3,534,600	3,534,600	3,534,600	3,534,600
Diluted	29,764,600	29,454,600	29,517,600	29,366,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends ($544,000 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through March 31, 2006 aggregated $7.1 million. Any undeclared or unpaid Preferred Stock dividends must be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

During the first quarter of fiscal year 2006, SFAS No. 123R, Share-Based Payment, became effective for the Company.  This standard requires, among other things, a Company to expense share-based payment transactions using the grant-date fair value based method.  The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the revised standard does not have a material impact on the Company’s financial statements.  Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations was $169,000 and $190,000 for the three months ended March 31, 2006 and 2005, respectively and $452,000 and $397,000 for the six months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized related to stock option activity in the consolidated statement of operations was $109,000 and $59,000 for the three months ended March 31, 2006 and 2005, respectively and $195,000 and $132,000 for the six months ended March 31, 2006 and 2005, respectively.

The following is a summary of stock option activity for the six months ended March 31, 2006:

			Weighted
	Option Shares	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic Value
	(000's)	Price	Term	(in thousands)
Outstanding at October 1, 2005	1,554	$2.38
Granted	635	2.58
Exercised	(100)	2.16
Forfeited/cancelled	(191)	3.26
Outstanding at March 31, 2006	1,898	$2.37	6 years	$4,990
Options exercisable at March 31, 2006	1,218	$2.31	6 years	$3,275

All Options granted during the fiscal year were granted at the fair market value of the Shares on the Date of Grant (as defined in the applicable stock option plan). The Company uses the Black-Scholes pricing model to calculate the fair value of its stock options for accounting purposes.  Applying the Black-Scholes pricing model, the weighted average fair value of the 635,000 Options granted during the six months ended March 31, 2006 was $1.46 per Share. The total intrinsic value of options exercised during the six months ended March 31, 2006 was $210,000.

In the first quarter of fiscal year 2006, the Company granted options (“Options”) to purchase 360,000 shares of ICO, Inc. common stock (“Shares”) to A. John Knapp, Jr., the Company’s President and Chief Executive Officer.  The Options granted to Mr. Knapp vest over fiscal years 2006 and 2007, and 180,000 of the referenced Options contain certain performance conditions.  Furthermore, in the first quarter of fiscal year 2006 the Company granted options to purchase 60,000 shares to the Chairman of the Company’s Board of Directors, Gregory T. Barmore. Options granted to Mr. Barmore will vest over fiscal years 2006 and 2007 and 30,000 of those Options contain certain performance conditions. There were no significant stock option grants during the second quarter of fiscal 2006.

As of March 31, 2006, there were 210,000 options outstanding that contained performance conditions, all of which were nonvested. The weighted average exercise price of these options was $2.40 and the weighted average remaining contractual term was 7 years. The weighted average grant date fair value of these options was $1.34. Aggregate intrinsic value of these outstanding options with performance conditions was $546,000.

A summary of the status of the Company’s nonvested stock options as of March 31, 2006 and changes during the six months ended March 31, 2006, is presented below:

Nonvested Shares	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2005	330	$1.44	$2.24
Granted	518	1.46	2.62
Vested	(162)	1.43	2.25
Forfeited	(6)	1.74	2.65
Nonvested at March 31, 2006	680	$1.46	$2.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2006, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations related to the 680,000 of nonvested stock options is $636,000, which will be recognized over a weighted-average period of approximately two years.

NOTE 4. INVENTORIES

Inventories consisted of the following:
	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Raw materials	$18,803	$20,854
Finished goods	17,879	14,208
Supplies	1,054	915
Less reserve	(998)	(971)
Total inventory	$36,738	$35,006

NOTE 5. INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Domestic	$2,460	$196	$5,121	$(73)
Foreign	1,897	899	3,742	2,551
Total	$4,357	$1,095	$8,863	$2,478

The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Current	$1,316	$590	$2,854	$1,287
Deferred	59	(374)	(35)	(901)
Total	$1,375	$216	$2,819	$386

A reconciliation of the income tax expense (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate of 32% for the three and six months ending March 31, 2006 and 20% and 16% for the three and six months ended March 31, 2005 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Tax expense at statutory rate	$1,525	$383	$3,102	$867
Change in the deferred tax assets valuation allowance	77	91	(271)	45
Foreign tax rate differential	(143)	(280)	72	(246)
Subpart F Income	-	341	-	341
State taxes, net of federal benefit	-	-	-	(307)
Other, net	(84)	(319)	(84)	(314)
	$1,375	$216	$2,819	$386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    The Company’s effective income tax rates (including discontinued operations) were provisions of 32% during the three and six months ended March 31, 2006 compared to the U.S. statutory rate of 35%. This was primarily due to the utilization of part of the previously reserved tax asset in the amount of $0.3 million largely due to the Company’s Italian subsidiary for the three and six months ended March 31, 2006.

    The Company’s effective income tax rates (including discontinued operations) were provisions of 20% and 16% during the three and six months ended March 31, 2005. In the first half of fiscal 2005, the Company’s tax rate was 16% partially due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $0.3 million during that period. This was offset by the recognition of tax expense associated with Subpart F income. In addition the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences contributed to the reduction of the effective tax rate during the three and six months ended March 31, 2005.

 The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted earnings from foreign subsidiaries of approximately $11.6 million. The Company is currently in the evaluation stage of a domestic reinvestment plan to repatriate earnings under the Code Section 965 dividends received deduction under the American Jobs Creation Act of 2004. The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either the Company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2006.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of $2.1 million as of March 31, 2006 and $1.6 million as of September 30, 2005, and foreign letters of credit outstanding of $2.3 million and $4.5 million as of March 31, 2006 and September 30, 2005, respectively.

Varco Indemnification Claims. Between May 2003 and March 2004, Varco International, Inc. ("Varco") asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to Varco International, Inc. (On March 11, 2005, Varco International, Inc. merged with National Oilwell, Inc. to form National Oilwell Varco, Inc.; as used herein, the term “Varco” refers, as the context requires, to the pre-merger entity Varco International, Inc. and its successor-by-merger, National Oilwell Varco, Inc.) Varco's indemnity demands are based on its contention that the Company breached a number of representations and warranties in the purchase agreement relating to this sale and that certain expenses or damages that Varco has incurred or may incur in the future constitute "excluded liabilities" under the purchase agreement. Varco alleges that the expected loss range for its indemnity claims is between $16.4 million and $22.0 million. A portion of those indemnity demands (representing aggregate losses of approximately $0.4 million) relate to product liability claims. The balance of the indemnity demands relates to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada. The Company has engaged independent third-party environmental consultants to review Varco's claims, and has visited the sites to which substantially all of Varco's claims relate. Additionally, the Company's third-party consultants have prepared detailed reports for 23 of the subject properties responding to substantially all of Varco's environmental indemnity claims. Based on these reports and the Company's own assessment made from such visits, the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated.

     The parties have participated in limited settlement discussions in an attempt to resolve the disputed indemnity claims without resorting to litigation. In the purchase agreement relating to this sale, the Company agreed to indemnify Varco for losses arising out of breach of representations and warranties contained in the agreement in excess of $1.0 million. The indemnification obligation is subject to certain limitations, including the obligation of Varco to bear 50% of any losses relating to environmental matters in excess of the $1.0 million threshold, up to a maximum aggregate loss borne by Varco in respect of such environmental matters of $4.0 million (in addition to the $1.0 million threshold). The Company has placed $5.0 million of the sale proceeds in escrow to be used to pay for these indemnification obligations, should they arise. The $5.0 million in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. Although the Company believes that the majority of Varco's monetary claims fail to state a valid claim under the purchase agreement or are otherwise without merit and, where potential liability does exist, that Varco's cost estimates are grossly inflated, in the third quarter of fiscal 2004 the Company deemed the $5.0 million receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of Varco’s indemnifiable loss. The $5.0 million reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of loss from discontinued operations. At this point, the Company is not aware of any formal litigation initiated by Varco against the Company in connection with this dispute, but in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the event that it cannot avoid litigation to obtain a release of the escrowed funds, the Company intends to assert its entitlement to the funds and defend itself vigorously. In connection with any such litigation (whether instigated by the Company or Varco), or upon the development of additional material information, the Company may incur an additional charge to discontinued operations in excess of the $5.0 million receivable of escrowed sales proceeds. Any such additional charge, in excess of the $5.0 million reserve against the escrowed sales proceeds that has been recognized, would affect the Company's Consolidated Statement of Operations. The Company’s Consolidated Statement of Cash Flows would not be affected unless and until the Company agreed or was compelled to pay Varco more than the $5.0 million of escrowed sales proceeds. However, in the event of resolution of Varco’s claims such that the Company receives any amount of the $5.0 million of escrowed sales proceeds, the Company would recognize a gain on the settlement which would affect the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

There is no assurance that the Company will not be liable for all or a portion of Varco's claims or any additional amount under indemnification provisions of the purchase agreement, and a final adverse court decision awarding substantial money damages would have a material adverse impact on the Company's financial condition, results of operations and/or cash flows.

Thibodaux Litigation.   In September 2004, C.M. Thibodaux Company, Ltd. (“Thibodaux”) amended its petition in a case pending in District Court in the Parish of Orleans Louisiana to add claims against the Company. Thibodaux’s claims are part of an extensive lawsuit (the “Thibodaux Lawsuit”) filed by Thibodaux against Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies in October of 2001. Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. At one time ITCO also leased a portion of the subject property from Thibodaux, and during another time period ITCO subleased portions of the Company’s leased property. Varco, which is not a party in the case, assumed the leases of ICO’s leased portions of the subject property following the sale of ICO’s Oilfield Services business to Varco in 2002. Varco has also leased another portion of the subject property from Thibodaux for many years both prior to and after 2002.

Thibodaux contends that the property was contaminated with NORM generated during the Company’s and ITCO’s servicing of oilfield equipment, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. However, the Company believes that a significant portion of the damages being sought, specifically the NORM remediation costs, are included within the claims being asserted by Varco in its indemnification claims.  See “Varco Indemnification Claims” above.  Discovery in the Thibodaux Lawsuit is ongoing (although delayed as a consequence of Hurricane Katrina), and the Company intends to assert a vigorous defense in this litigation.  An adverse judgment against the Company in the lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has been dismissed from two silicosis-related personal injury lawsuits, styled Richard Koskey vs. ICO, Inc., Baker Hughes, Inc., et al. pending in Jefferson County, Texas (the “Koskey litigation”), and Galvan et al. v. ICO, Inc., Baker Hughes, Inc., et al. pending in Orange County, Texas (the “Galvan litigation”), both of which were filed against Baker Hughes and the Company by former employees of the Houston plant (Richard Koskey and Celestino Galvan, respectively). Notwithstanding the Company’s dismissal from the Koskey litigation and the Galvan litigation, the Company may still have exposure in these cases because Koskey’s and Galvan’s claims against Baker Hughes have not been completely resolved. In the Koskey litigation Baker Hughes was awarded a summary judgment, with the court finding that as a matter of law Koskey has no viable claims against Baker Hughes; however on appeal the summary judgment was reversed on a procedural issue and the case was remanded to the trial court. Pursuant to Texas legislation that became effective on September 1, 2005, in the event that Koskey and/or Galvan did not produce a medical report by November 30, 2005 establishing the existence of specific medical criteria as required by the statute (a “Compliant Medical Report”), the defendants may request a transfer of the cases to the silica multi-district litigation court in Houston and thereafter preclude them from pursuing their claims unless or until they produce such a Compliant Medical Report. Koskey and Galvan both produced supplemental medical reports prior to the November 30, 2005 deadline; however, the Defendants are challenging these reports as not constituting Compliant Medical Reports.

Under the terms of the agreement with Baker Hughes, the Company’s exposure is capped at $0.5 million per claimant, and $5.0 million in the aggregate for all such claims that may be asserted (currently $4.3 million net of payments the Company has made to date referenced in the preceding paragraph); after those thresholds, Baker Hughes is responsible for all of the costs of defense, settlement, or judgments for occupational health claims governed by the Agreement.

Based on the Koskey and Galvan allegations and discovery conducted to date, both of these lawsuits are covered by the agreement with Baker Hughes, and therefore, the Company’s exposure is capped at $0.5 million per claimant; however, at this time the Company cannot predict with any reasonable certainty its potential exposure with respect to the Koskey and Galvan litigation. Issues affecting the Company’s exposure in these cases include: whether the medical reports recently produced by Koskey and Galvan constitute Compliant Medical Reports; other factors related to the defendants’ ability to effectively challenge each silicosis diagnosis and allegations that silicosis-related injuries, if any, resulted from exposure to silica dust in a BHTS plant; and successfully establishing that Baker Hughes is precluded from liability. Difficulty in estimating exposure in both the Galvan litigation and the Koskey litigation is due in part to the limited formal discovery that has been conducted in those cases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Active remediation of the French Limited site was concluded in 1996, at which time the PRPs commenced natural attenuation of the site groundwater. Additional active remediation of the French Limited site is likely to be required at some point in the future, but under the terms of the Company’s February 1997 “buyout agreement,” the Company will not be required to participate in the first $2.0 million of any necessary additional remediation expenses, and currently it is not expected that such expenses will exceed $2.0 million. In the event that the Company is required to contribute to the costs of additional remediation, at the French Limited site, it is not expected to have a material adverse effect on the Company. With regard to the four remaining Superfund sites, the Company believes it remains responsible for only de minimis levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, the Combe Fill South Landfill site and, the Gulf Nuclear Superfund sites will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

Tank Failure Claim.  In September 2003, the Company's U.K. subsidiary was served by one of its former customers in a lawsuit filed in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K.  The customer claims that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 have failed or are expected to fail, and that such failure is the result of the unsatisfactory quality and/or unfitness for purpose of the Company's resin.  In pleadings filed with the Court the customer seeks recovery from the Company for the customer's costs incurred in replacing failed tanks, lost profits, pre-judgment interest, legal expenses, and other unspecified damages.  The customer is seeking recovery for 1,022 failed tanks as of November 30, 2005, and the customer’s forensic accountants contend that the customer’s replacement costs and other losses incurred to date by the customer relating to the failed tanks (excluding interest and legal expenses) are approximately $0.8 million. The Company denies that it is liable to the customer, and attributes the alleged defects to tank design flaws, inconsistent and uncontrolled manufacturing processes and procedures, insufficient recordkeeping, and failure to perform routine quality control testing, none of which are the responsibility of the Company.  Furthermore, the Company’s forensic accountants believe that the customer’s forensic accountants’ estimate of the customer’s costs associated with failed tanks incurred to date is significantly inflated. It is difficult to estimate the number of additional tanks manufactured with the resin at issue that might prematurely fail and for which the customer may seek recovery, based in part on the customer's failure to produce production records and proper evidence of material traceability, and the wide variation in failure rates by tank model as reported by the customer.  The 1,022 tanks that have been replaced represent approximately 16% of the 6,524 tanks that the customer claims it manufactured with the resin at issue.  Based on the customer’s unaudited data furnished to the Company for 1,010 of the 1,022 reported failures as of October 31, 2005: approximately 638 (or approximately 63%) of these 1,010 reported failures involve one particular tank model, representing a failure rate of approximately 47% of the 1,357 tanks of that model in the aggregate tank group.  An additional 1,851 tanks are reported to be five different tank models with failure rates through October 31, 2005 averaging approximately 15%.  The remaining 3,316 of the 6,524 tanks allegedly manufactured with the resin at issue (representing slightly more than 50% of the tanks manufactured during the referenced 1997 - 2001 time period) are reported to be three different tank models with failure rates through October 31, 2005 of less than 3%. The failure patterns (including the customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame with the same resin have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company expects that it will be entitled to partial indemnity from the supplier of the base resin used by the Company to manufacture the colored resin, which supplier is also a party to the case.  The Company expects that it will be entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  Recently one of the Company’s insurers has reimbursed a portion of ICO’s defense costs, and the Company believes that additional defense costs reimbursements are forthcoming.  The case has been rescheduled for trial commencing in late July of 2006. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. DEBT

Long-term debt at March 31, 2006 and September 30, 2005 consisted of the following.

	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	$4,243	$4,338
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.9% through June 2009.	3,676	4,155
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,035	2,185
Term loan of Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of March 31, 2006 and September 30, 2005 were 8.2%. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0%. Interest and principal payments are made quarterly.	1,870	2,377
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,639	1,688
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,296	1,460
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	957	1,062
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rates as of March 31, 2006 and September 30, 2005 were 6.9% and 5.9%, respectively.	893	964
10 3/8% Series B Senior Notes	-	3,000
Various others collateralized by mortgages on certain land and buildings and other assets of the Company. As of March 31, 2006, interest rates range between 3.0% and 8.0% with maturity dates between May 2006 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	2,910	3,421
Total	19,519	24,650
Less current maturities	5,061	5,657
Long-term debt less current maturities	$14,458	$18,993

On December 16, 2005, the Company redeemed the remaining $3.0 million of the Company’s 10 3/8% Series B Senior Notes at par value.

As of March 31, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.9 million of term debt and $2.8 million of short-term borrowings under credit facilities. These debt amounts are classified as current liabilities in the Company’s Consolidated Balance Sheet as the maturity dates are less than one year. The Company is in the process of refinancing the $1.9 million term loan and expects the refinancing to be completed by the end of the current fiscal year.

During April 2006, the Company obtained new long-term loans of $3.3 million within one of the Company’s U.S. subsidiaries. These new loans contain a fixed interest rate of 6.0% with a fifteen year maturity.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $31.0 million and $34.5 million at March 31, 2006 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $14.5 million and $10.0 million at March 31, 2006 and September 30, 2005, respectively.

The Company has a $25.0 million domestic credit facility maturing April 9, 2009. The facility contains a $20.0 million revolving credit line collateralized by domestic receivables and inventory and a $5.0 million line of credit to finance certain existing equipment and equipment to be purchased. The $25.0 million facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $2.4 million and $1.0 million of outstanding borrowings under the domestic credit facility as of March 31, 2006 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $19.3 million and $19.7 million based on the credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

limits, current levels of accounts receivables and inventory, outstanding letters of credit and borrowings as of March 31, 2006 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $12.1 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of March 31, 2006 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $11.7 million and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of March 31, 2006 and September 30, 2005, respectively.

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

The amount of defined contribution plan expense for the three and six months ended March 31, 2006 was $235,000 and $480,000 compared to $245,000 and $465,000 for the three and six months ended March 31, 2005. The amount of defined benefit plan pension expense for the three and six months ended March 31, 2006 was $152,000 and $345,000 compared to $207,000 and $335,000 for the three and six months ended March 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of March 31, 2006, the Company had $48.1 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on March 31, 2006 and September 30, 2005:

	As of
	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Notional value	$2,490	$6,383
Fair market value	2,401	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of March 31, 2006 and September 30, 2005, the Company had $18.8 million and $20.9 million of raw material inventory and $17.9 million and $14.2 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of March 31, 2006	Currency denomination of receivable
New Zealand	Australia	$2.8 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
U.S.	Italy	$0.9 million	U.S. Dollar

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Six Months Ended March 31, 2006	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$59,981	$44,863	$24,172	$20,818	$4,822	-	-	$154,656
Intersegment Revenues	165	22	-	1,528	-	-	-	1,715
Operating Income (Loss)	3,272	7,159	1,360	1,855	(336)	(2,994)	(452)	9,864
Depreciation and Amortization	1,478	824	471	633	103	75	-	3,584
Impairment, Restructuring and Other Costs (a)	63	-	-	55	-	-	-	118
Expenditures for Additions to Long Lived Assets	494	1,816	554	1,134	28	65	-	4,091

Six Months Ended March 31, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$65,473	$38,070	$22,336	$19,678	$4,008	-	-	$149,565
Intersegment Revenues	319	229	-	1,297	-	-	-	1,845
Operating Income (Loss)	2,914	4,508	1,322	204	(575)	(3,593)	(397)	4,383
Depreciation and Amortization	1,840	830	469	650	82	181	-	4,052
Impairment, Restructuring and Other Costs (a)	343	-	-	-	-	-	-	343
Expenditures for Additions to Long Lived Assets	696	242	295	716	25	14	-	1,988

Three Months Ended March 31, 2006	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$32,439	$22,162	$11,458	$10,819	$2,665	-	-	$79,543
Intersegment Revenues	34	22	-	605	-	-	-	661
Operating Income (Loss)	1,973	3,411	305	1,161	(199)	(1,631)	(169)	4,851
Depreciation and Amortization	727	413	239	320	52	31	-	1,782
Impairment, Restructuring and Other Costs (a)	-	-	-	-	-	-	-	-
Expenditures for Additions to Long Lived Assets	267	1,596	211	510	25	65	-	2,674

Three Months Ended March 31, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$34,704	$19,210	$11,596	$10,854	$1,771	-	-	$78,135
Intersegment Revenues	196	229	-	544	-	-	-	969
Operating Income (Loss)	1,645	2,390	387	327	(547)	(1,830)	(190)	2,182
Depreciation and Amortization	923	401	239	326	42	85	-	2,016
Impairment, Restructuring and Other Costs (a)	22	-	-	-	-	-	-	22
Expenditures for Additions to Long Lived Assets	412	93	170	382	8	14	-	1,079

(a)Impairment, restructuring and other costs are included in operating income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(b)	Total
	(Dollars in Thousands)
Total Assets(c)
As of March 31, 2006	$72,235	$37,201	$29,711	$23,184	$4,875	$1,771	$168,977
As of September 30, 2005	$70,793	$31,534	$31,945	$22,527	$4,909	$2,547	$164,255

(b) Consists of unallocated corporate assets including: cash and corporate fixed assets.
(c) Includes goodwill of $3.9 million and $4.3 million for ICO Courtenay - Australasia as of March 31, 2006 and September 30, 2005, respectively, and $4.5 million for Bayshore Industrial as of March 31, 2006 and September 30, 2005.

A reconciliation of total segment operating income to net income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Operating income	$4,851	$2,182	$9,864	$4,383
Other income (expense):
Interest expense, net	(562)	(774)	(1,096)	(1,460)
Other	68	(97)	146	44
Income from continuing operations before income taxes	4,357	1,311	8,914	2,967
Provision for income taxes	1,375	289	2,837	555
Income from continuing operations	2,982	1,022	6,077	2,412
Loss from discontinued operations, net of benefit for income taxes	-	(143)	(33)	(320)
Net income	$2,982	$879	$6,044	$2,092

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

The Company’s revenues are primarily derived from product sales and toll processing services in the polymers processing industry.

Product sales result from the sale of finished products to the customer. The creation of such products begins with the Company purchasing resin (primarily polyethylene) and other raw materials, that are further processed within the Company’s operating facilities. The further processing of the material may involve size reduction and/or compounding.

Compounding involves melt blending various resins and additives to produce a homogeneous material. Compounding includes the manufacture and sale of concentrates. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. After processing, the Company sells the finished products to customers. Toll processing services involve both size reduction and compounding whereby these services are performed on customer owned material for a fee.

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin on a just-in-time basis rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help lower their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season. The Company’s fourth fiscal quarter also tends to be weaker compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets.

Cost of Sales and Services

Cost of sales and services is primarily comprised of raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies.

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

How We Manage Our Operations

The Company’s management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all of the additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Courtenay - Australasia segment includes operations in Australia, Malaysia and New Zealand.

Results of Operations

Three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005

	Summary Financial Information
	Three Months Ended March 31,				Six Months Ended March 31,
	2006	2005	Change	%	2006	2005	Change	%
	(Dollars in Thousands)
Total revenues	$79,543	$78,135	$1,408	2%	$154,656	$149,565	$5,091	3%
SG&A (1)	8,722	9,736	(1,014)	(10%)	17,385	18,699	(1,314)	(7%)
Operating income	4,851	2,182	2,669	122%	9,864	4,383	5,481	125%
Income from continuing operations	2,982	1,022	1,960	192%	6,077	2,412	3,665	152%
Net income	2,982	879	2,103	239%	6,044	2,092	3,952	189%

Volumes (2)	80,000	74,000	6,000	8%	157,000	146,000	11,000	8%
Gross margin (3)	19.3%	17.9%	1.4%		20.0%	18.4%	1.6%
SG&A as a percentage of revenues	11.0%	12.5%	(1.5%)		11.2%	12.5%	(1.3%)
Operating income as a percentage of revenues	6.1%	2.8%	3.3%		6.4%	2.9%	3.5%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $1.4 million or 2% to $79.5 million during the three months ended March 31, 2006, compared to the same period of fiscal 2005. During the six month period, revenues increased $5.1 million or 3%.

The components of the increase in revenue are:

	Increase/(Decrease)
	Three Months Ended March 31, 2006		Six Months Ended March 31, 2006
	%	$	%	$
	(Dollars in Thousands)
Volume	7%	$5,308	6%	$9,891
Price/product mix (1)	(2%)	(1,400)	-	-
Translation effect (2)	(3%)	(2,500)	(3%)	(4,800)
Total increase	2%	$1,408	3%	$5,091
(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

An increase in volumes sold of 8% for both the three and six months ended March 31, 2006 led to increases in revenues of $5.3 million and $9.9 million, respectively. The volume increase was most notable at the Company’s Bayshore Industrial location due to an increase in customer demand. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a reduction in revenues of $2.5 million for the three months ended March 31, 2006 and $4.8 million for the six months ended March 31, 2006 due primarily to a stronger U.S. Dollar compared to the Euro.

The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin” prices). As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices. During the second quarter of fiscal year 2006, resin prices were higher than the fiscal 2005 second quarter, but a change in overall product mix caused by the increase in sales at Bayshore Industrial resulted in a net decrease in the Company’s revenues of approximately $1.4 million compared to the second quarter of fiscal year 2005. Although the Company participates in numerous markets, the graph below illustrates the trend in resin prices typically purchased by the Company.

Source: Chemical Market Associates, Inc.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$32,439	41%	$34,704	44%	($2,265)	(7%)
Bayshore Industrial	22,162	28%	19,210	25%	2,952	15%
ICO Courtenay - Australasia	11,458	14%	11,596	15%	(138)	(1%)
ICO Polymers North America	10,819	14%	10,854	14%	(35)	0%
ICO Brazil	2,665	3%	1,771	2%	894	50%
Total	$79,543	100%	$78,135	100%	$1,408	2%

Three Months Ended March 31, 2006                  Three Months Ended March 31, 2005
Revenues by Segment       Revenues by Segment

ICO Europe’s revenues declined $2.3 million or 7% primarily due to the translation effect of a stronger U.S. Dollar compared to the relevant European currencies which reduced revenues by $2.8 million.

Bayshore Industrial’s revenues increased $3.0 million or 15% as a result of an increase in volumes sold of 30% due to an increase in customer demand offset partially by the impact from a change in product mix.

ICO Brazil’s revenues increased $0.9 million or 50%. This increase was primarily due to a stronger Brazilian Real compared to the U.S. Dollar which increased revenues by $0.5 million and an increase in volumes sold of 34% which increased revenues by $0.6 million.

Revenues by segment for the six months ended March 31, 2006 compared to the six months ended March 31, 2005:

	Six Months Ended March 31,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$59,981	39%	$65,473	44%	($5,492)	(8%)
Bayshore Industrial	44,863	29%	38,070	25%	6,793	18%
ICO Courtenay - Australasia	24,172	16%	22,336	15%	1,836	8%
ICO Polymers North America	20,818	13%	19,678	13%	1,140	6%
ICO Brazil	4,822	3%	4,008	3%	814	20%
Total	$154,656	100%	$149,565	100%	$5,091	3%

Six Months Ended March 31, 2006     Six Months Ended March 31, 2005
Revenues by Segment        Revenues by Segment

ICO Europe’s revenues declined $5.5 million or 8% primarily due to the translation effect of a stronger U.S. Dollar compared to the relevant European currencies which caused a reduction in revenues of $5.3 million. Lower volumes sold of 10% reduced revenues by $4.2 million. The volume reductions were most significant in the Company’s Holland and U.K. subsidiaries. Partially offsetting these declines were higher average selling prices, compared to average selling prices of the prior year prompted by higher resin costs, which caused a revenue increase of $4.0 million.

Bayshore Industrial’s revenues increased $6.8 million or 18% primarily caused by an increase in volumes sold of 29% due to an increase in customer demand.

ICO Brazil’s revenues increased $0.8 million or 20% primarily due to a stronger Brazilian Real compared to the U.S. Dollar which increased revenues by $0.9 million. Sales volumes also improved by 9% which caused revenues to increase $0.2 million. These changes were partially offset from price/mix changes which caused a decrease in revenues of $0.3 million.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 19.3% and 20.0% for the three and six months ended March 31, 2006 compared to 17.9% and 18.4% for the three and six months ended March 31, 2005. The improvements were primarily due to the benefits of operating leverage driven by the growth in total volumes sold. The Company takes advantage of operating leverage when volumes increase because cost of goods sold expenses such as labor, electricity and plant expenses increase (or decrease) in a lower proportion relative to the increase in volumes.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) declined $1.0 million or 10% and $1.3 million or 7% during the three and six months ended March 31, 2006 compared to the same periods in fiscal 2005.

The decline in SG&A of $1.0 million or 10% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to lower third party Sarbanes-Oxley implementation costs which declined $0.3 million (a 90% reduction), lower severance expenses of $0.2 million and lower legal fees of $0.3 million. The Company implemented Sarbanes-Oxley during fiscal year 2005 and expects third party Sarbanes-Oxley implementation costs to continue to be lower during fiscal year 2006 than the previous year. A stronger U.S. Dollar compared to relevant foreign currencies reduced SG&A by $0.2 million. As a percentage of revenues, SG&A declined to 11.0% from 12.5% in last year’s quarter primarily a result of the reduction in SG&A.

The decline in SG&A for the six month period comparison of $1.3 million or 7% was due to lower third party Sarbanes-Oxley implementation costs which decreased $0.3 million or 90%, lower severance expenses of $0.4 million and lower legal fees of $0.2 million. A stronger U.S. Dollar compared to relevant foreign currencies reduced SG&A by $0.4 million. As a percentage of revenues, SG&A declined to 11.2% from 12.5% primarily a result of the reduction in SG&A.

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million or 12% and $0.5 million or 12% during the three and six months ended March 31, 2006 compared to the same periods of fiscal year 2005 due to relatively low capital expenditure levels in the last two fiscal years in the Company’s ICO Europe segment.

Impairment, restructuring and other costs. In the first quarter of fiscal year 2006, the Company incurred $55,000 of costs as a result of Hurricane Rita which impacted the Company’s China, Texas plant in September 2005. These expenses were temporary plant expenses expended in order to reestablish the facility’s production operations. The Company also incurred $63,000 of lease cancellation costs associated with the former location of its European technical center, which was relocated in fiscal 2005.

During the first half of fiscal 2005, the Company recognized $170,000 of costs during the first fiscal quarter and $22,000 of costs during the second fiscal quarter associated with the relocation of its European technical center discussed above. In the first quarter of fiscal 2005, the Company incurred $151,000 of additional costs associated with the closure of its Swedish manufacturing operation.

Operating income.  Consolidated operating income improved $2.7 million or 122% during the three months ended March 31, 2006 to $4.9 million, compared to the three months ended March 31, 2005. The increase was primarily due to an increase in gross profit (caused by the increase in volumes sold) and a reduction in SG&A expenses.

Consolidated operating income was $9.9 million for the six months ended March 31, 2006, an increase of $5.5 million or 125% from the six months ended March 31, 2005. This increase was caused by the increase in gross profit (caused primarily by the volume increase) and a reduction in SG&A.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended March 31, 2006 follows.

Operating income (loss)	Three Months Ended March 31,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$1,973	$1,645	$328
Bayshore Industrial	3,411	2,390	1,021
ICO Courtenay - Australasia	305	387	(82)
ICO Polymers North America	1,161	327	834
ICO Brazil	(199)	(547)	348
Subtotal	6,651	4,202	2,449
General Corporate Expense	(1,631)	(1,830)	199
Stock Option Expense	(169)	(190)	21
Consolidated	$4,851	$2,182	$2,669

Operating income (loss) as a percentage of revenues	Three Months Ended March 31,
	2006	2005	Change
ICO Europe	6%	5%	1%
Bayshore Industrial	15%	12%	3%
ICO Courtenay - Australasia	3%	3%	0%
ICO Polymers North America	11%	3%	8%
ICO Brazil	(7%)	(31%)	24%
Consolidated	6%	3%	3%

Bayshore Industrial’s operating income improved $1.0 million or 43% due to a growth in total sales volumes of 30%.

ICO Polymers North America’s operating income improved $0.8 million to income of $1.2 million primarily caused by an increase in tolling revenues of $0.9 million or 19% and a reduction in SG&A of $0.3 million or 17%.

ICO Brazil’s operating loss improved from a loss of $0.5 million to a loss of $0.2 million due primarily to import duty tax expense recognized during the three months ended March 31, 2005. SG&A also declined $0.1 million or 21% due to lower severance expense and lower bad debt expense.

Operating income (loss) by segment and discussion of significant segment changes for the six months ended March 31, 2006 follows.

Operating income (loss)	Six Months Ended March 31,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$3,272	$2,914	$358
Bayshore Industrial	7,159	4,508	2,651
ICO Courtenay - Australasia	1,360	1,322	38
ICO Polymers North America	1,855	204	1,651
ICO Brazil	(336)	(575)	239
Subtotal	13,310	8,373	4,937
General Corporate Expense	(2,994)	(3,593)	599
Stock Option Expense	(452)	(397)	(55)
Consolidated	$9,864	$4,383	$5,481

Operating income (loss) as a percentage of revenues	Six Months Ended March 31,
	2006	2005	Change
ICO Europe	5%	4%	1%
Bayshore Industrial	16%	12%	4%
ICO Courtenay - Australasia	6%	6%	0%
ICO Polymers North America	9%	1%	8%
ICO Brazil	(7%)	(14%)	7%
Consolidated	6%	3%	3%

Bayshore Industrial’s operating income improved $2.7 million or 59% due to a 29% growth in total sales volumes.

ICO Polymers North America’s operating income improved $1.7 million to income of $1.9 million caused by a $0.7 million or 19% reduction in SG&A due to headcount reductions in the prior year. In addition, an increase in tolling revenues of $0.7 million contributed to the improved operating income.

General corporate expenses declined $0.6 million or 17% due primarily to lower severance costs of $0.3 million and lower third party Sarbanes-Oxley implementation costs of $0.3 million or 91%.

Interest expense, net. Interest expense, net decreased $0.2 million and $0.4 million during the three and six months ended March 31, 2006 compared to the same periods of the prior year. These declines were primarily caused by the refinancings that occurred during fiscal year 2005 which lowered the Company’s overall borrowings and borrowing rates, including the repayment of the Company’s 10 3/8% Senior Notes.

Income taxes (from continuing operations). The Company’s effective income tax rates were provisions of 32% during the three and six months ended March 31, 2006 compared to the U.S. statutory rate of 35%. This was primarily due to the utilization of part of the previously reserved tax asset in the amount of $0.3 million largely due to the Company’s Italian subsidiary for the three and six months ended March 31, 2006.

The Company’s effective income tax rates were provisions of 22% and 19% during the three and six months ended March 31, 2005. In the first half of fiscal 2005, the Company’s tax rate was 19% partially due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $0.3 million during that period. This was offset by the recognition of tax expense associated with Subpart F income. In addition, the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences contributed to the reduction of the effective tax rate during the three and six months ended March 31, 2005.

As described in Note 5 to the Consolidated Financial Statements, our 2006 results do not reflect the impact of the American Jobs Creation Act of 2004 (the “Jobs Act”). We have not completed the process of reevaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act.

Loss From Discontinued Operations. The loss from discontinued operations during the periods relates to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three and six months ended March 31, 2006, net income increased to $3.0 million and $6.0 million, respectively compared to net income of $0.9 million and $2.1 million for the comparable periods in fiscal 2005, respectively due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2006.

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
	(Dollars in Thousands)
Net revenues	($2,500)	($4,800)
Operating income	(225)	(400)
Pre-tax income	(210)	(360)
Net income	(170)	(300)

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this statement effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2006	September 30, 2005
Cash and cash equivalents	$2.0 million	$3.2 million
Working capital	$43.1 million	$41.4 million

Cash and cash equivalents declined $1.2 million and working capital increased $1.7 million during the six months ended March 31, 2006 due to the factors described below.

For the six months ended March 31, 2006, cash provided by (used for) operating activities by continuing operations improved to cash provided of $2.9 million compared to cash used of $(8.4) million for the six months ended March 31, 2005. This increase to cash provided by continuing operations occurred due to an improvement in income from continuing operations of $3.7 million and a smaller increase in inventory and accounts receivable during the six months ended March 31, 2006 (factoring out effects of foreign currency exchange rate changes). The smaller inventory increase was caused by declining inventory volumes in fiscal 2006 compared to increasing inventory volumes in fiscal 2005. The smaller increase in accounts receivable was caused by improved average collections. A smaller reduction in accounts payable during the six months ended March 31, 2006 compared to the six months ended March 31, 2005 due primarily to the timing of inventory purchases also led to improved cash flow from operations. Last, income taxes payable increased in fiscal year 2006 compared to a decline or cash out flow in 2005 due to a difference in the timing of tax payments in fiscal 2006 compared to fiscal 2005.

Capital expenditures totaled $4.1 million during the six months ended March 31, 2006 and were related primarily to expanding the Company’s production capacity. Approximately 44% of the $4.1 million of capital expenditures was spent at the Company’s Bayshore subsidiary to add a production line that is expected to increase the facility’s capacity by approximately 10%. Capital expenditures for the remainder of fiscal 2006 are expected to be approximately $6.0 million and will be primarily used to upgrade and expand the Company’s production capacity. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2006 capital expenditure requirements.

Cash provided by financing activities decreased during the six months ended March 31, 2006 to cash provided of $0.2 million compared to cash provided of $9.4 million during the six months ended March 31, 2005. The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12.0 million during the second quarter of fiscal 2005. In December 2005, the Company redeemed the remaining $3.0 million of the Company’s 10 3/8% Series B Senior Notes at par value.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled approximately $31.0 million and $34.5 million at March 31, 2006 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $14.5 million and $10.0 million at March 31, 2006 and September 30, 2005, respectively.

During April 2006, the Company obtained new long-term loans of $3.3 million within one of the Company’s U.S. subsidiaries. These new loans contain a fixed interest rate of 6.0% with a fifteen year maturity.

The Company has a $25.0 million domestic credit facility maturing April 9, 2009. The facility contains a $20.0 million revolving credit line collateralized by domestic receivables and inventory and a $5.0 million line of credit to finance certain existing equipment and equipment to be purchased. The $25.0 million facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $2.4 million and $1.0 million of outstanding borrowings under the domestic credit facility as of March 31, 2006 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $19.3 million and $19.7 million based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of March 31, 2006 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $12.1 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of March 31, 2006 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $11.7 million and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of March 31, 2006 and September 30, 2005, respectively.

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and will increase the Company’s accounts receivables and inventory. In addition, rising resin prices will also have the effect of increasing working capital.

A summary of future payments owed for contractual obligations and commercial commitments as of March 31, 2006 are shown in the table below:

		Six Months Ended	Fiscal Year
Contractual Obligations:	Total	September 30, 2006	2007	2008	2009	2010	Thereafter
	(Dollars in Thousands)
Long-term debt	$18,899	$3,410	$2,784	$2,894	$3,044	$1,045	$5,722
Capital leases	620	103	220	233	64	-	-
Operating leases	4,822	1,483	1,257	829	560	447	246
Total contractual obligations	24,341	4,996	4,261	3,956	3,668	1,492	5,968
Commercial commitments:
Short-term borrowings under
credit facilities	13,645	13,645	-	-	-	-	-
Total contractual obligations and commercial commitments	$37,986	$18,641	$4,261	$3,956	$3,668	$1,492	$5,968

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2006 and September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of March 31, 2006, the Company had $48.1 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on March 31, 2006 and September 30, 2005:

	As of
	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Notional value	$2,490	$6,383
Fair market value	2,401	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of March 31, 2006 and September 30, 2005, the Company had $18.8 million and $20.9 million of raw material inventory and $17.9 million and $14.2 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of March 31, 2006, the Company had $17.4 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At March 31, 2006, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.2 million.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of March 31, 2006	Currency denomination of receivable
New Zealand	Australia	$2.8 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
U.S.	Italy	$0.9 million	U.S. Dollar

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 9, 2005.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on March 14, 2006 (1) to elect two Class III members of the Board of Directors to serve until the 2009 Annual Meeting of Shareholders; (2) to approve an amendment to the Third Amended and Restated ICO, Inc. 1998 Stock Option Plan, increasing the number of shares of common stock available for issuance thereunder by an aggregate of 260,000 shares; and (3) to approve an amendment to the ICO, Inc. Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors, providing for, among other things, discretionary stock option grants to non-employee directors. 23,326,241, or 90% of the shares were present in person or by proxy, and therefore a quorum was in existence at the meeting. The directors were duly elected and the amendments to the stock option plans were approved, as more specifically described below.

The two Class III directors who were so elected were Jon C. Biro and David E. K. Frischkorn, Jr. The number of affirmative votes and the number of votes withheld for the directors so elected were:

Names	Number of Affirmative Votes	Number of Negative Votes	Number Withheld
Jon C. Biro	22,910,155	0	416,087
David E. K. Frischkorn, Jr.	23,065,513	0	260,728

Following the annual meeting A. John Knapp, Jr., Charles T. McCord, III, John F. Gibson, Gregory T. Barmore and Eric O. English continued in their terms as directors.

The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the approval of an amendment to the Third Amended and Restated ICO, Inc. 1998 Stock Option Plan were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
10,292,567	694,311	21,196

The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the approval of an amendment to the ICO, Inc. Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
9,654,578	1,307,605	45,885

ITEM 6. EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 8, 2006	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)