Form 10-Q
period 2006-06-13
ICO INC
filed 2006-08-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
YES ☐     NO ☒

There were 25,755,737 shares of common stock without par value outstanding as of August 1, 2006

ICO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I. Financial Information	Page

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2006 and September 30, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30

Part II. Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Item 1A. Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2006	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$7,032	$3,234
Trade receivables (less allowance for doubtful accounts
of $2,315 and $2,144, respectively)	65,965	57,132
Inventories	38,261	35,006
Deferred income taxes	2,413	2,579
Prepaid and other current assets	6,351	5,542
Total current assets	120,022	103,493

Property, plant and equipment, net	51,618	49,274
Goodwill	8,325	8,831
Other assets	2,497	2,657
Total assets	$182,462	$164,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$10,619	$8,989
Current portion of long-term debt	4,433	5,657
Accounts payable	32,947	31,387
Accrued salaries and wages	4,936	4,181
Income taxes payable	4,189	1,459
Other current liabilities	9,629	10,438
Total current liabilities	66,753	62,111

Long-term debt, net of current portion	20,756	18,993
Deferred income taxes	4,097	4,383
Other long-term liabilities	1,849	1,678
Total liabilities	93,455	87,165

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, without par value -
345,000 shares authorized; 322,500 shares issued
and outstanding with a liquidation preference of
$39,866 and $38,234, respectively	13	13
Undesignated preferred stock, without par value -
105,000 shares authorized; no shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,751,842 and 25,544,977 shares issued
and outstanding, respectively	44,922	44,265
Additional paid-in capital	104,658	104,134
Accumulated other comprehensive loss	(645)	(1,245)
Accumulated deficit	(59,941)	(70,077)
Total stockholders’ equity	89,007	77,090
Total liabilities and stockholders’ equity	$182,462	$164,255

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Sales	$73,186	$67,530	$211,334	$199,054
Services	9,258	8,232	25,766	26,273
Total revenues	82,444	75,762	237,100	225,327
Cost and expenses:
Cost of sales and services	66,330	63,051	190,035	185,139
Selling, general and administrative	8,278	9,470	25,663	28,169
Depreciation and amortization	1,917	1,934	5,501	5,986
Impairment, restructuring and other costs	-	-	118	343
Operating income	5,919	1,307	15,783	5,690
Other income (expense):
Interest expense, net	(505)	(748)	(1,601)	(2,208)
Other	167	(65)	313	(21)
Income from continuing operations before income taxes	5,581	494	14,495	3,461
Provision for income taxes	1,470	475	4,307	1,030
Income from continuing operations	4,111	19	10,188	2,431
Loss from discontinued operations, net of benefit for income taxes of ($10), ($37), ($28) and ($206), respectively	(19)	(63)	(52)	(383)

Net income (loss)	$4,092	$(44)	$10,136	$2,048

Basic income (loss) per share:
Income from continuing operations	$.16	$.00	$.40	$.10
Loss from discontinued operations	.00	.00	.00	(.02)
Net income (loss) per common share	$.16	$.00	$.40	$.08
Diluted income (loss) per share:
Income from continuing operations	$.14	$.00	$.34	$.08
Loss from discontinued operations	.00	.00	.00	(.01)
Net income (loss) per common share	$.14	$.00	$.34	$.07

Basic weighted average shares outstanding	25,739,000	25,455,000	25,653,000	25,426,000
Diluted weighted average shares outstanding	30,046,600	29,284,600	29,693,600	29,339,600

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$4,092	$(44)	$10,136	$2,048
Other comprehensive income (loss)
Foreign currency translation adjustment	1,505	(1,589)	516	275
Unrealized gain (loss) on foreign currency hedges	(83)	60	84	171

Comprehensive income (loss)	$5,514	$(1,573)	$10,736	$2,494

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,136	$2,048
Loss from discontinued operations	52	383
Income from continuing operations	10,188	2,431
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,501	5,986
Stock option compensation expense	639	640
Changes in assets and liabilities:
Receivables	(7,510)	(5,512)
Inventories	(2,815)	3,982
Other assets	(753)	2,276
Income taxes payable	3,021	(1,377)
Deferred taxes	81	(177)
Accounts payable	586	(5,455)
Other liabilities	294	(332)
Total adjustments	(956)	31
Net cash provided by operating activities by continuing operations	9,232	2,462
Net cash used for operating activities by discontinued operations	(287)	(718)
Net cash provided by operating activities	8,945	1,744

Cash flows used for investing activities:
Capital expenditures	(6,994)	(3,393)
Proceeds from dispositions of property, plant and equipment	10	953
Net cash used for investing activities by continuing operations	(6,984)	(2,440)

Cash flows provided by financing activities:
Common stock transactions	288	50
Increase (decrease) in short-term borrowings under credit facilities, net	1,842	(844)
Proceeds from long-term debt	9,970	13,124
Repayments of long-term debt	(10,095)	(9,131)
Debt financing costs	(290)	(281)
Net cash provided by financing activities by continuing operations	1,715	2,918
Effect of exchange rates on cash	122	6
Net increase in cash and equivalents	3,798	2,228
Cash and equivalents at beginning of period	3,234	1,931
Cash and equivalents at end of period	$7,032	$4,159

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and accordingly do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Annual Report on Form 10-K for the year ended September 30, 2005 for ICO, Inc. (the “Company”). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 2006, the results of operations for the three and nine months ended June 30, 2006 and 2005 and the changes in its cash position for the nine months ended June 30, 2006 and 2005. Results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For additional information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. EARNINGS PER SHARE (“EPS”) AND STOCKHOLDERS’ EQUITY

       The Company presents both basic and diluted EPS amounts. The requirements for calculating basic EPS excludes the dilutive effect of securities. Diluted EPS assumes the conversion of all dilutive securities. The weighted average shares outstanding was increased by 4,307,600 and 3,829,600 shares to reflect the conversion of all potentially dilutive securities for the three months ended June 30, 2006 and 2005, respectively and by 4,040,600 and 3,913,600 for the nine months ended June 30, 2006 and 2005, respectively. The total amount of anti-dilutive securities for the three months ended June 30, 2006 and 2005 were 1,390,000 and 1,769,600 shares, respectively. The total amount of anti-dilutive securities for the nine months ended June 30, 2006 and 2005 were 1,657,000 and 1,796,500, respectively.

The dilutive effect of the Company’s Convertible $6.75 Exchangeable Preferred Stock (“Preferred Stock”) is reflected in diluted earnings (loss) per share by application of the if-converted method under SFAS 128. Under the if-converted method, the Company adds back any preferred stock dividends and assumes the conversion of the Preferred Stock as of the beginning of the period and the resulting common shares from the assumed conversion are included in the diluted weighted average number of common shares. During the nine months ended June 30, 2006 and 2005, the Company did not declare or pay Preferred Stock dividends. Based on the application of the if-converted method for the three and nine months ended June 30, 2006 and 2005, the Company included the resultant 3,534,600 common shares in the diluted weighted average number of common shares as if the Preferred Stock was converted as of the beginning of each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average number of common shares used in computing earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic	25,739,000	25,455,000	25,653,000	25,426,000
Stock Options	773,000	295,000	506,000	379,000
Preferred Stock	3,534,600	3,534,600	3,534,600	3,534,600
Diluted	30,046,600	29,284,600	29,693,600	29,339,600

The Company is prohibited from paying common stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Preferred Stock. Quarterly dividends ($544,000 per quarter) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through June 30, 2006 aggregated to $7.6 million. Any undeclared or unpaid Preferred Stock dividends must be declared and paid before the Company can pay a dividend on its common stock or redeem or repurchase any of its common stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

During the first quarter of fiscal year 2006, SFAS No. 123R, Share-Based Payment, became effective for the Company.  This standard requires, among other things, a Company to expense share-based payment transactions using the grant-date fair value based method.  The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the revised standard does not have a material impact on the Company’s financial statements.  Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations was $187,000 and $243,000 for the three months ended June 30, 2006 and 2005, respectively and $639,000 and $640,000 for the nine months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized related to stock option activity in the consolidated statement of operations was $74,000 and $92,000 for the three months ended June 30, 2006 and 2005, respectively and $270,000 and $224,000 for the nine months ended June 30, 2006 and 2005, respectively.

The following is a summary of stock option activity for the nine months ended June 30, 2006:

			Weighted
	Option Shares	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic Value
	(000's)	Price	Term	(in thousands)
Outstanding at October 1, 2005	1,554	$2.38
Granted	935	3.40
Exercised	(120)	2.16
Forfeited/cancelled	(206)	3.30
Outstanding at June 30, 2006	2,163	$2.74	6 years	$4,716
Options exercisable at June 30, 2006	1,254	$2.31	6 years	$3,272

All Options granted during the fiscal year were granted at the fair market value of the Shares on the Date of Grant (as defined in the applicable stock option plan). The Company uses the Black-Scholes pricing model to calculate the grant - date fair value of its stock options for accounting purposes. The following table presents the assumptions used in valuing options granted during the nine months ended June 30, 2006 and June 30, 2005:

	2006	2005
Weighted Average Fair Value	$1.83	$1.66
Assumptions Used:
Expected life of stock options	5.2 years	5.4 years
Expected dividend yield over life of stock options	0%	0%
Expected stock price volatility	57%	69%
Risk-free interest rate	4.37%	3.67%

The total intrinsic value of options exercised during the nine months ended June 30, 2006 was $264,000 and the total cash received was $260,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the third quarter of fiscal year 2006, the Company granted options to purchase 170,000 shares of ICO, Inc. Common stock to the Company’s Presidents of ICO Polymers North America, ICO Europe, ICO Courtenay-Australasia and Bayshore Industrial. These options vest over four years. In the first quarter of fiscal year 2006, the Company granted options to purchase 360,000 shares of ICO, Inc. common stock to A. John Knapp, Jr., the Company’s President and Chief Executive Officer. The Options granted to Mr. Knapp vest over fiscal years 2006 and 2007, and 180,000 of the referenced Options contain certain performance conditions.  Furthermore, in the first quarter of fiscal year 2006 the Company granted options to purchase 60,000 shares to the Chairman of the Company’s Board of Directors, Gregory T. Barmore. Options granted to Mr. Barmore will vest over fiscal years 2006 and 2007 and 30,000 of those Options contain certain performance conditions. There were no significant options granted to employees during the second quarter of fiscal year 2006.

As of June 30, 2006, there were 210,000 options outstanding that contained performance conditions, all of which were nonvested. The weighted average exercise price of these options was $2.40 and the weighted average remaining contractual term was 6 years. The weighted average grant date fair value of these options was $1.34. Aggregate intrinsic value of these outstanding options with performance conditions was $529,000.

A summary of the status of the Company’s nonvested stock options as of June 30, 2006 and changes during the nine months ended June 30, 2006, is presented below:

Nonvested Shares	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2005	330	$1.44	$2.24
Granted	818	1.89	3.54
Vested	(229)	1.40	2.29
Forfeited	(10)	1.79	2.68
Nonvested at June 30, 2006	909	$1.86	$3.40

As of June 30, 2006, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations related to the 909,000 of nonvested stock options was $1.1 million which will be recognized over a weighted-average period of approximately 2.5 years.

NOTE 4. INVENTORIES

Inventories consisted of the following:
	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Raw materials	$21,103	$20,854
Finished goods	17,195	14,208
Supplies	1,011	915
Less reserve	(1,048)	(971)
Total inventory	$38,261	$35,006

NOTE 5. INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations (including discontinued operations) are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Domestic	$3,914	$(76)	$9,035	$(149)
Foreign	1,638	470	5,380	3,021
Total	$5,552	$394	$14,415	$2,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The provision (benefit) for income taxes (including discontinued operations) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Current	$1,622	$464	$4,476	$1,751
Deferred	(162)	(26)	(197)	(927)
Total	$1,460	$438	$4,279	$824

A reconciliation of the income tax expense (including discontinued operations) at the federal statutory rate (35%) to the Company's effective rate of 26% and 30% for the three and nine months ending June 30, 2006 and 111% and 29% for the three and nine months ended June 30, 2005 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Tax expense at statutory rate	$1,943	$138	$5,045	$1,005
Change in the deferred tax assets valuation allowance	(45)	51	(316)	96
Foreign tax rate differential	(86)	259	(14)	13
Subpart F Income	-	-	-	341
State taxes, net of federal benefit	(50)	-	(50)	(307)
Other, net	(302)	(10)	(386)	(324)
	$1,460	$438	$4,279	$824

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted earnings from foreign subsidiaries of approximately $12.8 million. The Company is currently in the evaluation stage of a domestic reinvestment plan to repatriate earnings under the Code Section 965 dividends received deduction under the American Jobs Creation Act of 2004 (“Act”). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated in either the Company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act, and if so, the amount that will be repatriated. The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2006.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of $2.1 million as of June 30, 2006 and $1.6 million as of September 30, 2005, and foreign letters of credit outstanding of $1.6 million and $4.5 million as of June 30, 2006 and September 30, 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During prior fiscal years since the mid-1990’s, the Company has settled individual claims, including nine wrongful death suits, involving thirty former employees of the Odessa, Texas coating plant who were diagnosed with silicosis-related disease. Because the Company was a subscriber to workers’ compensation, under Texas law the Company has been generally precluded from liability for personal injury claims filed by former employees of the Odessa plant. However, under Texas law certain survivors of a deceased employee may bring a wrongful death claim for occupational injuries resulting in death. The referenced claims involving former employees of the Odessa plant that the Company has settled have included future wrongful death claims of individuals currently diagnosed with silicosis-related disease. There are no lawsuits presently pending against the Company involving former employees of the Odessa plant; however, while the Company has settled potential wrongful death claims with most of the former employees of the Odessa plant who have been diagnosed with silicosis, it is possible that additional wrongful death claims may arise and be asserted against the Company in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In the Gulf Nuclear Superfund matter, in the third quarter of fiscal 2006, the Company, as a de minimus PRP, executed a “buyout agreement” with certain members of the PRP group, pursuant to which such PRP group members agreed to an indemnity and buy-out of the liability of the Company and other de minimus PRP’s. The Company is paying $28,000 as consideration for the buyout agreement. At this time the Company believes that upon final execution of the buyout agreement by all parties, the Company shall have no further liability in the Gulf Nuclear Superfund matter.

With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of less than 3%. The failure patterns (including the customer's acknowledgement that certain tank models have extremely high failure rates, while other models manufactured during the same time frame with the same resin have negligible failure rates) strongly support the Company's opinion that the failures are attributed to design defects.

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company shall be entitled to indemnity for fifty percent (50%) of its damages from the supplier of the base resin used by the Company to manufacture the colored resin.  The Company expects that it will be entitled to indemnity from its insurance carriers in the event that it is found to have any liability in this case; however, the Company changed liability insurance carriers during the time periods that may trigger coverage for this claim, has not received unqualified coverage acknowledgements from the two applicable insurance carriers, and is awaiting resolution of coverage issues.  Both of the Company’s insurers have reimbursed a portion of ICO’s defense costs, and the Company believes that additional defense cost reimbursements are forthcoming. The case had been scheduled for trial commencing in late July of 2006, but the Court postponed the trial until early 2007, and a new trial date has not yet been established. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 7. DEBT

Long-term debt at June 30, 2006 and September 30, 2005 consisted of the following.

	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Term loan of the Company’s Italian subsidiary, collaterized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	$6,390	$-
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,195	4,338
Term loans of one of the Company’s U.S. subsidiaries, collaterized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,309	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid quarterly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,103	2,185
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of June 30, 2006 and September 30, 2005 were 8.2%. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0%. Interest and principal payments are made quarterly.	1,752	2,377
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,693	1,688
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,303	1,460
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	947	1,062
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rates as of June 30, 2006 and September 30, 2005 were 7.3% and 5.9%, respectively.	857	964
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary.	-	4,155
10 3/8% Series B Senior Notes	-	3,000
Various others loans collateralized by mortgages on certain land and buildings and other assets of the Company. As of June 30, 2006, interest rates range between 3.0% and 8.1% with maturity dates between October 2006 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	2,640	3,421
Total	25,189	24,650
Less current maturities	4,433	5,657
Long-term debt less current maturities	$20,756	$18,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During December 2005, the Company redeemed the remaining $3.0 million of the Company’s 10 3/8% Series B Senior Notes at par value. During April 2006, the Company obtained new long-term loans of $3.3 million within one of the Company’s U.S. subsidiaries. During June 2006, the Company put in place new long-term debt within the Company’s Italian subsidiary of $6.4 million and used the proceeds to repay existing long-term loans and short-term debt.

As of June 30, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.8 million of term debt and $2.6 million of short-term borrowings under credit facilities. These debt amounts are classified as current liabilities in the Company’s Consolidated Balance Sheet as the maturity dates are less than one year.

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $40.3 million and $34.5 million at June 30, 2006 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $11.5 million and $10.0 million at June 30, 2006 and September 30, 2005, respectively.

The Company has a $25.0 million domestic credit facility maturing April 9, 2009. The facility contains a $20.0 million revolving credit line collateralized by domestic receivables and inventory and a $5.0 million line of credit to finance certain existing equipment and equipment to be purchased. The $25.0 million facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $0.9 million and $1.0 million of outstanding borrowings under the domestic credit facility as of June 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $21.9 million and $19.7 million based on the credit facility  limits, current levels of accounts receivables and inventory, outstanding letters of credit and borrowings as of June 30, 2006 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $10.6 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of June 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $18.4 million and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of June 30, 2006 and September 30, 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The amount of defined contribution plan expense for the three and nine months ended June 30, 2006 was $267,000 and $747,000 compared to $232,000 and $697,000 for the three and nine months ended June 30, 2005. The amount of defined benefit plan pension expense for the three and nine months ended June 30, 2006 was $181,000 and $526,000 compared to $251,000 and $586,000 for the three and nine months ended June 30, 2005.

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

NOTE 10. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of June 30, 2006, the Company had $51.1 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on June 30, 2006 and September 30, 2005:

	As of
	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Notional value	$2,953	$6,383
Fair market value	2,946	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of June 30, 2006 and September 30, 2005, the Company had $21.1 million and $20.9 million of raw material inventory and $17.2 million and $14.2 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At June 30, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of June 30, 2006	Currency denomination of receivable
New Zealand	Australia	$2.5 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
U.S.	Italy	$1.5 million	U.S. Dollar

NOTE 11. SEGMENT INFORMATION

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in select export markets. The Company’s European segment includes operations in France, Holland, Italy and U.K.  The Company’s Australasia segment includes operations in Australia, Malaysia and New Zealand.

Nine Months Ended June 30, 2006	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$95,162	$67,437	$34,528	$33,079	$6,894	-	-	$237,100
Intersegment Revenues	335	22	-	2,976	-	-	-	3,333
Operating Income (Loss)	4,931	10,879	1,700	3,717	(450)	(4,355)	(639)	15,783
Depreciation and Amortization	2,288	1,245	725	979	156	108	-	5,501
Impairment, Restructuring and Other
Costs (a)	63	-	-	55	-	-	-	118
Expenditures for Additions to Long
Lived Assets	723	3,220	646	1,986	73	346	-	6,994

Nine Months Ended June 30, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$99,227	$55,150	$34,564	$30,369	$6,017	-	-	$225,327
Intersegment Revenues	468	392	-	1,800	-	-	-	2,660
Operating Income (Loss)	3,560	6,377	1,877	514	(767)	(5,231)	(640)	5,690
Depreciation and Amortization	2,733	1,236	701	966	127	223	-	5,986
Impairment, Restructuring and Other
Costs (a)	343	-	-	-	-	-	-	343
Expenditures for Additions to Long
Lived Assets	993	392	680	1,274	30	24	-	3,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2006	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$35,181	$22,574	$10,356	$12,261	$2,072	-	-	$82,444
Intersegment Revenues	170	-	-	1,448	-	-	-	1,618
Operating Income (Loss)	1,659	3,720	340	1,862	(114)	(1,361)	(187)	5,919
Depreciation and Amortization	810	421	254	346	53	33	-	1,917
Expenditures for Additions to Long
Lived Assets	229	1,404	92	852	45	281	-	2,903

Three Months Ended June 30, 2005	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Corporate	Stock Option Expense	Total
(Dollars in Thousands)
Revenue From External Customers	$33,754	$17,080	$12,228	$10,691	$2,009	-	-	$75,762
Intersegment Revenues	149	163	-	503	-	-	-	815
Operating Income (Loss)	646	1,869	555	310	(192)	(1,638)	(243)	1,307
Depreciation and Amortization	893	406	232	316	45	42	-	1,934
Expenditures for Additions to Long
Lived Assets	297	150	385	558	5	10	-	1,405

(a)Impairment, restructuring and other costs are included in operating income (loss).

	ICO Europe	Bayshore Industrial	ICO Courtenay - Australasia	ICO Polymers North America	ICO Brazil	Other(b)	Total
(Dollars in Thousands)
Total Assets(c)
As of June 30, 2006	$79,663	$37,356	$29,563	$25,099	$4,386	$6,395	$182,462
As of September 30, 2005	$70,793	$31,534	$31,945	$22,527	$4,909	$2,547	$164,255

(b) Consists of unallocated corporate assets including: cash and corporate fixed assets.
(c) Includes goodwill of $3.8 million and $4.3 million for ICO Courtenay - Australasia as of June 30, 2006 and September 30, 2005, respectively, and $4.5 million for Bayshore Industrial as of June 30, 2006 and September 30, 2005.

A reconciliation of total segment operating income to net income (loss) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Operating income	$5,919	$1,307	$15,783	$5,690
Other income (expense):
Interest expense, net	(505)	(748)	(1,601)	(2,208)
Other	167	(65)	313	(21)
Income from continuing operations before income taxes	5,581	494	14,495	3,461
Provision for income taxes	1,470	475	4,307	1,030
Income from continuing operations	4,111	19	10,188	2,431
Loss from discontinued operations, net of benefit for income taxes	(19)	(63)	(52)	(383)
Net income (loss)	$4,092	$(44)	$10,136	$2,048

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

The Company’s revenues are primarily derived from product sales and toll processing services in the polymer processing industry.

Product sales result from the sale of finished products to the customer. The creation of such products begins with the Company purchasing resin (primarily polyethylene) and other raw materials that are further processed by the Company. The further processing of the material may involve size reduction and/or compounding.

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

Results of Operations

Three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005

Executive Summary

The Company’s fiscal 2006 third quarter and the first nine months of fiscal 2006 showed very strong revenues, operating income and volumes compared to the prior year periods. Gross margins and gross profit improved due in large part to the operating leverage obtained on the increased volume. SG&A declined during fiscal 2006 which also contributed to the improved operating income.

The Company’s U.S. segments performed very well and four out of the seven U.S. plants are operating at strong levels. The Company plans to continue to expand capacity in the U.S. facilities at a measured pace, and the expansion at Bayshore Industrial that will increase capacity at Bayshore by approximately 10% is expected to be completed in the fourth quarter of fiscal year 2006. The Company’s Australasian segment is underperforming as a result of difficult market conditions. Several expansion opportunities are being considered within this region, primarily for the Company’s facility in Malaysia, which has experienced tremendous growth in revenues and profitability since the Company acquired the Malaysian operation in fiscal 2000.

	Summary Financial Information
	Three Months Ended June 30,					Nine Months Ended June 30,
	2006	2005	Change	%		2006	2005	Change	%
	(Dollars in Thousands)
Total revenues	$82,444	$75,762	$6,682	9%		$237,100	$225,327	$11,773	5%
SG&A (1)	8,278	9,470	(1,192)	(13%)		25,663	28,169	(2,506)	(9%)
Operating income	5,919	1,307	4,612	353%		15,783	5,690	10,093	177%
Income from continuing operations	4,111	19	4,092	>100%		10,188	2,431	7,757	319%
Net income (loss)	$4,092	$(44)	4,136	N.M.	(4)	$10,136	$2,048	$8,088	395%

Volumes (2)	82,000	72,500	9,500	12%		239,000	218,500	20,500	9%
Gross margin (3)	19.5%	16.8%	2.7%			19.9%	17.8%	2.1%
SG&A as a percentage of revenues	10.0%	12.5%	(2.5%)			10.8%	12.5%	(1.7%)
Operating income as a percentage of revenues	7.2%	1.7%	5.5%			6.7%	2.5%	4.2%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues. (4) Not meaningful.

Revenues. Total revenues increased $6.7 million or 9% to $82.4 million during the three months ended June 30, 2006, compared to the same period of fiscal 2005. During the nine month period, revenues increased $11.8 million or 5%.

The components of the increase in revenue were:

	Increase/(Decrease)
	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	%	$	%	$
	(Dollars in Thousands)
Volume	7%	$5,482	7%	$15,373
Price/product mix (1)	4%	3,100	1%	1,800
Translation effect (2)	(2%)	(1,900)	(3%)	(5,400)
Total increase	9%	$6,682	5%	$11,773
(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

An increase in volumes sold of 12% for the three months ended June 30, 2006 led to an increase in revenues of $5.5 million while an increase in volumes sold of 9% led to an increase in revenues of $15.4 million for the nine months ended June 30, 2006. The volume increase was most notable at the Company’s Bayshore Industrial location due to an increase in customer demand. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a reduction in revenues of $1.9 million for the three months ended June 30, 2006 and $5.4 million for the nine months ended June 30, 2006. This revenue change was primarily due to a stronger U.S. Dollar compared to the Euro.

The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin prices”). As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices. During the third quarter of fiscal year 2006, resin prices were 22% - 32% higher (depending upon the region and type of raw material) than the fiscal 2005 third quarter and for the first nine months of fiscal 2006 have averaged 9% - 19% higher than the same period of fiscal 2005. A change in the Company’s overall product mix caused by the increase in sales at Bayshore Industrial offset a portion of the impact on revenue from higher average prices. These two factors combined led to a net increase of $3.1 million and $1.8 million on revenues as a result of changes in price/mix for the three and nine months ended June 30, 2006. Although the Company participates in numerous markets and purchases numerous grades of resin, the graph below illustrates the trend in resin prices typically purchased by the Company.

Source: Chemical Market Associates, Inc.

    A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

	Three Months Ended June 30,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$35,181	43%	$33,754	44%	$1,427	4%
Bayshore Industrial	22,574	27%	17,080	23%	5,494	32%
ICO Courtenay - Australasia	10,356	13%	12,228	16%	(1,872)	(15%)
ICO Polymers North America	12,261	15%	10,691	14%	1,570	15%
ICO Brazil	2,072	2%	2,009	3%	63	3%
Total	$82,444	100%	$75,762	100%	$6,682	9%

Three Months Ended June 30, 2006           Three Months Ended June 30, 2005
Revenues by Segment             Revenues by Segment

ICO Europe’s revenues increased $1.4 million or 4%. This increase was a result of the effect of an increase in average selling prices as a result of higher resin prices ($4.5 million impact) partially offset by lower volumes (primarily due to lower tolling volumes) as a result of lower customer demand ($1.1 million impact) and a stronger U.S. Dollar compared to the relevant European currencies (reduced revenues by $2.0 million.)

Bayshore Industrial’s revenues increased $5.5 million or 32% as a result of a 54% increase in volumes sold due to an increase in customer demand, partially offset by the impact of a change in product mix.

ICO Courtenay - Australasia’s revenues declined $1.9 million or 15% primarily caused by lower volumes sold of 14%. The volume decline was most notable in the Company’s Australian region where customer demand has fallen due to a challenging market environment.

ICO Polymers North America revenues increased $1.6 million or 15% as a result of increased average prices and change in product mix for the Company’s toll service business due to an increase in specialty grinding.

Revenues by segment for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005:

	Nine Months Ended June 30,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$95,162	40%	$99,227	44%	$(4,065)	(4%	)
Bayshore Industrial	67,437	28%	55,150	24%	12,287	22%
ICO Courtenay - Australasia	34,528	15%	34,564	15%	(36)	-
ICO Polymers North America	33,079	14%	30,369	14%	2,710	9%
ICO Brazil	6,894	3%	6,017	3%	877	15%
Total	$237,100	100%	$225,327	100%	$11,773	5%

Nine Months Ended June 30, 2006          Nine Months Ended June 30, 2005
Revenues by Segment               Revenues by Segment

ICO Europe’s revenues declined $4.1 million or 4% primarily due to the translation effect of a stronger U.S. Dollar compared to the relevant European currencies which caused a reduction in revenues of $5.3 million. Lower volumes sold of 9% as a result of lower customer demand (primarily lower tolling volumes) reduced revenues by $5.3 million. Partially offsetting these declines were higher average selling prices, compared to average selling prices of the prior year prompted by higher resin costs, which caused a revenue increase of $6.5 million.

Bayshore Industrial’s revenues increased $12.3 million or 22% primarily caused by an increase in volumes sold of 36% due to an increase in customer demand, partially offset by a change in product mix.

ICO Polymers North America revenues increased $2.7 million or 9% as a result of higher tolling revenues of $2.0 million due in part to an increase in specialty grinding. As a result of higher average selling prices partially offset by lower volumes, product sales revenues increased $0.7 million.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) improved to 19.5% and 19.9% for the three and nine months ended June 30, 2006 compared to 16.8% and 17.8% for the three and nine months ended June 30, 2005. The improvements were primarily due to the benefits of operating leverage driven by the growth in total volumes sold. The Company takes advantage of operating leverage when volumes increase because cost of goods sold expenses such as labor and other plant expenses increase (or decrease) in a lower proportion relative to the increase in volumes.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) declined $1.2 million or 13% and $2.5 million or 9% during the three and nine months ended June 30, 2006 compared to the same periods in fiscal 2005.

The decline in SG&A of $1.2 million or 13% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to lower third party Sarbanes-Oxley implementation costs which declined $0.5 million (a 92% reduction), lower legal fees of $0.2 million and lower employee medical claims expense of $0.2 million. A stronger U.S. Dollar compared to relevant foreign currencies reduced SG&A by $0.2 million. As a percentage of revenues, SG&A declined to 10.0% from 12.5% in last year’s quarter as a result of the reduction in SG&A and increase in revenues.

The decline in SG&A for the nine month period comparison of $2.5 million or 9% was due to lower third party Sarbanes-Oxley implementation costs which declined $0.8 million (91%), lower severance expenses of $0.4 million, lower legal fees of $0.5 million and lower employee medical claims expense of $0.2 million. A stronger U.S. Dollar compared to relevant foreign currencies reduced SG&A by $0.4 million. As a percentage of revenues, SG&A declined to 10.8% from 12.5% primarily a result of the reduction in SG&A.

Depreciation and amortization. Depreciation and amortization expense declined $0.5 million or 8% during the nine months ended June 30, 2006 compared to the same period of fiscal year 2005 due to relatively low capital expenditure levels in the last two fiscal years.

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

During the first nine months of fiscal 2005, the Company recognized $170,000 of costs during the first fiscal quarter and $22,000 of costs during the second fiscal quarter associated with the relocation of its European technical center discussed above. In the first quarter of fiscal 2005, the Company incurred $151,000 of additional costs associated with the closure of its Swedish manufacturing operation.

Operating income.  Consolidated operating income improved $4.6 million or 353% during the three months ended June 30, 2006 to $5.9 million, compared to the three months ended June 30, 2005. The increase was primarily due to an increase in gross profit (caused by the growth in volumes sold) and a reduction in SG&A expenses.

Consolidated operating income was $15.8 million for the nine months ended June 30, 2006, an increase of $10.1 million or 177% from the nine months ended June 30, 2005. This increase was caused by the increase in gross profit (caused primarily by the volume increase) and a reduction in SG&A.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended June 30, 2006 follows.
Operating income (loss)	Three Months Ended June 30,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$1,659	$646	$1,013
Bayshore Industrial	3,720	1,869	1,851
ICO Courtenay - Australasia	340	555	(215)
ICO Polymers North America	1,862	310	1,552
ICO Brazil	(114)	(192)	78
Subtotal	7,467	3,188	4,279
General Corporate Expense	(1,361)	(1,638)	277
Unallocated Stock Option Expense	(187)	(243)	56
Consolidated	$5,919	$1,307	$4,612

Operating income (loss) as a percentage of revenues	Three Months Ended June 30,
	2006	2005	Change
ICO Europe	5%	2%	3%
Bayshore Industrial	16%	11%	5%
ICO Courtenay - Australasia	3%	5%	(2)%
ICO Polymers North America	15%	3%	12%
ICO Brazil	(6%)	(10%)	4%
Consolidated	7%	2%	5%

ICO Europe’s operating income increased $1.0 million or 157% primarily caused by an increase in gross margin due to improved feedstock margins (the difference between product sales revenues and related cost of raw materials sold) as well as a reduction in SG&A due to lower third party Sarbanes-Oxley implementation costs of $0.3 million.

Bayshore Industrial’s operating income improved $1.9 million or almost 100% due to the benefits of operating leverage as total sales volumes increased 54%.

ICO Polymers North America’s operating income improved $1.6 million to income of $1.9 million primarily caused by an increase in tolling revenues of $1.3 million (30%) and lower employee medical claims expense of $0.7 million. The tolling revenue increase was a result of an increase in volumes processed due in part to processing more specialty tolling product.

Operating income (loss) by segment and discussion of significant segment changes for the nine months ended June 30, 2006 follows.
Operating income (loss)	Nine Months Ended June 30,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$4,931	$3,560	$1,371
Bayshore Industrial	10,879	6,377	4,502
ICO Courtenay - Australasia	1,700	1,877	(177)
ICO Polymers North America	3,717	514	3,203
ICO Brazil	(450)	(767)	317
Subtotal	20,777	11,561	9,216
General Corporate Expense	(4,355)	(5,231)	876
Unallocated Stock Option Expense	(639)	(640)	1
Consolidated	$15,783	$5,690	$10,093

Operating income (loss) as a percentage of revenues	Nine Months Ended June 30,
	2006	2005	Change
ICO Europe	5%	4%	1%
Bayshore Industrial	16%	12%	4%
ICO Courtenay - Australasia	5%	5%	-
ICO Polymers North America	11%	2%	9%
ICO Brazil	(7%)	(13%)	6%
Consolidated	7%	3%	4%

ICO Europe’s operating income increased $1.4 million or 39% primarily due to improved feedstock margins, a decline in SG&A, and lower operating costs. These benefits were partially offset by the reduction in volumes sold. The improved feedstock margins were a result of improved management of product selling prices and resin procurement. SG&A declined $0.9 million or 9% as a result of lower Sarbanes-Oxley implementation costs of $0.3 million and $0.5 million due to the translation effect of a stronger U.S. Dollar against the relevant European currencies.

Bayshore Industrial’s operating income improved $4.5 million or 71% due to a 36% growth in total sales volumes. Although operating costs such as electricity and payroll increased due to the volume increase, this operation benefited from increased operating leverage.

ICO Polymers North America’s operating income improved $3.2 million to income of $3.7 million caused by an increase in tolling revenues of $2.0 million or 15%. In addition, SG&A declined $0.7 million (14%) due to a reduction of $0.6 million (16%) in payroll and employee medical claims expense. Last, an increase in product sales margins caused in part by a favorable product mix improved operating income by $0.6 million.

General corporate expenses declined $0.9 million or 17% due primarily to lower severance costs of $0.3 million, lower third party Sarbanes-Oxley implementation costs of $0.3 million (91%), lower legal fees ($0.1 million reduction) and a reduction in business related insurance expenses ($0.1 million reduction).

Interest expense, net. Interest expense, net declined $0.2 million and $0.6 million for the three and nine months ended June 30, 2006 compared to the same periods of the prior year. These declines were primarily caused by the refinancings that occurred during fiscal years 2006 and 2005 which had the effect of lowering the Company’s overall borrowings and borrowing rates, including the repayment of the Company’s 10 3/8% Senior Notes.

Income Taxes (from continuing operations). The Company’s effective income tax rates were provisions of 26% and 30% during the three and nine months ended June 30, 2006 compared to the U.S. statutory rate of 35%. The difference between the company’s effective tax rate and the statutory rate was primarily due to the utilization of part of the previously reserved tax asset in the amount of $0.3 million largely due to the Company’s Italian subsidiary for the nine months ended June 30, 2006. Additionally, other tax benefits including the release of a portion of the tax reserve contributed to the lower tax rate.

    The Company’s effective income tax rates were 96% and 30% during the three and nine months ended June 30, 2005, respectively, compared to the U.S. statutory rate of 35%. The rate for the three months ended June 30, 2005 was more than the U.S. statutory rate primarily due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, the valuation allowance for the Brazilian subsidiary increased by $56,000 which had the effect of increasing the tax rate for the three months. The rate for the nine months ending June 30, 2005 was less than the U.S. statutory rate of 35% primarily due to a decrease in the state deferred tax liability as a result of tax planning in the amount of $0.3 million during the three months ended December 31, 2004. In addition, the utilization of a previously reserved deferred tax asset in the Company’s Italian subsidiary of $0.3 million reduced the tax rate for the nine months ended June 30, 2005. These items were partially offset by an increase in the overall valuation allowance in the Company’s Brazilian subsidiary of $0.3 million and the Swedish subsidiary of $0.1 million for the nine months ended June 30, 2005.

As described in Note 5 to the Consolidated Financial Statements, our 2006 results do not reflect the impact of a dividend the Company may declare from its European operations during the fourth fiscal quarter under the American Jobs Creation Act of 2004. We have not completed the process of reevaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election under the repatriation provisions and the resulting lower U.S. tax rate on dividends contained in the American Jobs Creation Act.

Loss From Discontinued Operations. The loss from discontinued operations during the periods relates to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three and nine months ended June 30, 2006, net income increased to $4.1 million and $10.1 million, respectively compared to a net loss of $44,000 and net income of $2.0 million for the comparable periods in fiscal 2005, respectively due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2006.

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(Dollars in Thousands)
Net revenues	($1,900)	($5,400)
Operating income	(100)	(400)
Pre-tax income	(90)	(350)
Net income	(70)	(290)

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2006	September 30, 2005
Cash and cash equivalents	$7.0 million	$3.2 million
Working capital	$53.3 million	$41.4 million

Cash and cash equivalents increased $3.8 million and working capital increased $11.9 million during the nine months ended June 30, 2006 due to the factors described below.

Cash Flows

	Nine Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Net cash provided by operating activities by continuing operations	$9,232	$2,462
Net cash used for investing activities	(6,984)	(2,440)
Net cash provided by financing activities	1,715	2,918
Net cash used for operating activities by discontinued operations	(287)	(718)
Effect of exchange rate changes	122	6
Net increase in cash and equivalents	$3,798	$2,228

Net cash provided by operating activities by continuing operations for the nine months ended June 30, 2006 improved $6.8 million compared to the nine months ended June 30, 2005. Most of the $6.8 million increase was due to an improvement in income from continuing operations of $7.8 million, offset partially by changes in certain working capital accounts. An increase in accounts payable and income tax payable were sources of cash during the year. The increase in accounts payable was due to higher purchasing levels to support higher sales levels in the nine months ended June 30, 2006. The increase in income taxes payable was due to a difference in the timing of tax payments in fiscal 2006 compared to fiscal 2005. These sources of cash were offset by the use of cash in accounts receivable and inventory. The increase in accounts receivable was primarily due to an increase in revenues in the three months ended June 30, 2006 along with an increase in days sales outstanding and the increase in inventory was due to higher production levels to support the increase in revenues in the nine months ended June 30, 2006.

Capital expenditures totaled $7.0 million during the nine months ended June 30, 2006 and were related primarily to expanding the Company’s production capacity. Approximately 46% of the $7.0 million of capital expenditures was spent at the Company’s Bayshore subsidiary to add a production line that is expected to increase the facility’s capacity by approximately 10%. Capital expenditures for the remainder of fiscal 2006 are expected to be approximately $2.0 million and will be primarily used to upgrade and expand the Company’s production capacity. The Company anticipates that cash flow from operations, available cash, existing credit facilities and new borrowings will be sufficient to fund remaining fiscal 2006 capital expenditure requirements.

Cash provided by financing activities declined during the nine months ended June 30, 2006 to cash provided of $1.7 million compared to cash provided of $2.9 million during the nine months ended June 30, 2005. The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12.0 million during the second quarter of fiscal 2005, offset by completion of financing arrangements within the Company’s U.S. and European subsidiaries totaling $9.7 million during the third quarter of fiscal 2006. In December 2005, the Company redeemed the remaining $3.0 million of the Company’s 10 3/8% Series B Senior Notes at par value.

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and therefore increases the Company’s accounts receivables and inventory. In addition, rising resin prices will also have the effect of increasing working capital.

Financing Arrangements

The Company maintains several lines of credit through its wholly-owned subsidiaries. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $40.3 million and $34.5 million at June 30, 2006 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $11.5 million and $10.0 million at June 30, 2006 and September 30, 2005, respectively.

During December 2005, the Company redeemed the remaining $3.0 million of the Company’s 10 3/8% series B Senior Notes at par value. During April 2006, the Company obtained new long-term loans of $3.3 million within one of the Company’s U.S. subsidiaries. During June 2006, the Company put in place new long-term debt within the Company’s Italian subsidiary of $6.4 million and used the proceeds to repay existing long-term loans and short-term debt.

The Company has a $25.0 million domestic credit facility maturing April 9, 2009. The facility contains a $20.0 million revolving credit line collateralized by domestic receivables and inventory and a $5.0 million line of credit to finance certain existing equipment and equipment to be purchased. The $25.0 million facility contains a variable interest rate equal to either (at the Company’s option) zero (0%) or one-quarter (¼%) percent per annum in excess of the prime rate or one and three quarters (1¾%) or two and one quarter (2¼%) percent per annum in excess of the adjusted Eurodollar rate and may be adjusted depending upon the Company’s leverage ratio, as defined in the credit agreement, and excess credit availability under the credit facility. The borrowing capacity varies based upon the levels of domestic receivables and inventory. There was $0.9 million and $1.0 million of outstanding borrowings under the domestic credit facility as of June 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the domestic credit facility was $21.9 million and $19.7 million based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of June 30, 2006 and September 30, 2005, respectively.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $10.6 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of June 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the foreign credit facilities was $18.4 million and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of June 30, 2006 and September 30, 2005, respectively.

Contractual Obligations and Commercial Commitments

A summary of future payments owed for contractual obligations and commercial commitments as of June 30, 2006 are shown in the table below:

		Three Months Ended	Fiscal Year
Contractual Obligations:	Total	September 30, 2006	2007	2008	2009	2010	Thereafter
	(Dollars in Thousands)
Long-term debt	$24,618	$2,394	$2,448	$2,500	$2,896	$1,856	$12,524
Capital leases	571	53	220	233	65	-	-
Operating leases	3,703	382	1,249	820	560	447	245
Total contractual obligations	28,892	2,829	3,917	3,553	3,521	2,303	12,769
Commercial commitments:
Short-term borrowings under
credit facilities	10,619	10,619	-	-	-	-	-
Total contractual obligations and commercial commitments	$39,511	$13,448	$3,917	$3,553	$3,521	$2,303	$12,769

There can be no assurance the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2006 and September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of June 30, 2006, the Company had $51.1 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on June 30, 2006 and September 30, 2005:

	As of
	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Notional value	$2,953	$6,383
Fair market value	2,946	6,461

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of June 30, 2006 and September 30, 2005, the Company had $21.1 million and $20.9 million of raw material inventory and $17.2 million and $14.2 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of June 30, 2006, the Company had $14.1 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At June 30, 2006, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.1 million.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At June 30, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of June 30, 2006	Currency denomination of receivable
New Zealand	Australia	$2.5 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
U.S.	Italy	$1.5 million	U.S. Dollar

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company’s periodic filings with the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
10.1*	—	Fourth Amended and Restated 1993 Director Stock Option Plan.
10.2*	—	Fourth Amended and Restated 1998 Stock Option Plan.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

August 7, 2006	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)