Form 10-K
period 2006-09-30
ICO INC
filed 2006-12-14
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value.

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ☐    Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ____ No ☑

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 31, 2006 was $119,720,000.

The number of shares outstanding of the registrant's Common Stock as of December 1, 2006: Common Stock, no par value- 25,824,258

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2006.

ICO, INC.

2006 FORM 10-K ANNUAL REPORT

P A R T    I

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

During the first quarter of fiscal 2007, the Company entered into a lease agreement for a production facility in Dubai, UAE. This facility will provide size reduction and compounding services to the rotational molding industry in the region.

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

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders. No single customer accounted for more than 10% of worldwide sales during fiscal years 2006, 2005 or 2004. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed-upon fee structure.

The rotational molding industry is one of the Company’s more important target markets. The Company provides a significant portion of its size reduction toll processing services to customers that are either rotational molders or that supply the rotational molding industry. Additionally, many of the polymer powders manufactured by the Company are supplied to the rotational molding industry. Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding. Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft.

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

The Company provides value-added polymer processing services to customers. The Company often purchases and takes into inventory the raw materials necessary to manufacture products sold to customers. The Company seeks to minimize the risk of price fluctuations in raw materials and other supplies by maintaining relatively short order cycles; however, maintaining raw materials and finished goods inventory exposes the Company to an increased risk of price fluctuations (see "Raw Materials").

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

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”). On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business with a loss range between $16.4 million and $22.0 million. These claims primarily related to environmental conditions as defined in the purchase agreement pursuant to which the Company sold its Oilfield Services business to NOV. On November 21, 2006, the Company settled these claims with NOV for $7.5 million consisting of: a cash payment of $1.1 million; release to NOV of the $5.4 million held in escrow; and a $1.0 million note payable in one year. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company. In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company. Also, see the discussion concerning environmental remediation issues, including those related to the sale of its former Oilfield Services business, in “Item 3. Legal Proceedings.”

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

Employees

As of November 30, 2006, the Company employed approximately 831 full-time, part-time and temporary employees, 405 of which are located in the United States. Certain employees working in Italy, France, The Netherlands, New Zealand, Australia, and Brazil are parties to collective bargaining agreements. None of the other employees are represented by a union. The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Financial Information About Geographic Areas

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia. This organization is consistent with the way information is reviewed and decisions are made by executive management. Financial information about the Company’s segments is found in Note 20 to the Company’s Consolidated Financial Statements.

Available Information

The Company’s Internet website is http://www.icopolymers.com. Information contained on the Company’s website is not part of this report or any other report filed with the Securities and Exchange Commission. The Company makes available free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other SEC filings, as soon as reasonably practicable after electronically filing such materials with or furnishing them to the SEC. In addition, the Company makes available through its Internet website the Company’s Code of Business Ethics and the written charters of the Audit, Compensation and Nominating Committees of its Board of Directors, all of which are available in print to any stockholder who requests them by contacting the Company’s Corporate Secretary at 1811 Bering Drive, Suite 200, Houston, Texas, 77057.

Item 1A. Risk Factors

The Company’s indebtedness subjects it to restrictive covenants and may limit its ability to borrow additional funds and efficiently operate the business.

The Company’s domestic credit facility (“Credit Facility”) in place as of October 27, 2006 contains a number of covenants including, among others, limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any common stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets. In addition, any “change of control” of the Company or its restricted subsidiaries will constitute a default under the Credit Facility. - “Change of control,” as defined in the credit agreement (“Credit Agreement”) establishing the Credit Facility, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity or group (within the meaning of Rule 13d-3 of the SEC under the 1934 Act, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding common stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

Changes in the cost and availability of polymers could adversely affect the Company.

Polymers (i.e., resins) are a key ingredient of the Company’s products, and changes in the cost and availability of resins (generally produced by the major chemical companies) are outside of the Company’s control. If resin costs increase, whether because of higher oil and gas prices or because of lower supplies, the Company may be forced to increase the prices at which it sells its products to our customers. An increase in our prices may result in lower customer demand for our products and could have a material adverse effect on the Company’s results of operations. Additionally, higher resin prices will lead to higher working capital requirements which could result in higher debt and associated interest expense. On the other hand, a perception that resin costs will be declining in the near future may, in the short term, result in a decrease in customer demand for our products as customers wait for lower resin prices to be reflected in the price of our products, which could also have a material adverse effect on the Company’s results of operations.

Changes in economic activity could adversely affect the Company.

The Company’s business cycles are affected by changes in the level of economic activity in the various regions in which the Company operates. The Company’s business cycles are generally volatile and relatively unpredictable. In addition, the Company is affected by cycles in the petroleum and oil and gas industries. The length of these business cycles is outside of the Company’s control, and can have a material adverse effect on the Company’s results of operations and cash flow.

The Company’s success is partly dependent upon the Company’s ability to develop superior proprietary technology, know-how and trade secrets.

The operations of the Company’s business are dependent to a certain degree upon proprietary technology, know-how and trade secrets developed by the Company.  In many cases, these or equivalent processes or technologies are available to the Company’s competitors, customers and others.  In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies, or that the Company’s trade secrets will not lose their proprietary status. The availability to, or development by others of equivalent or superior information, processes or technologies, or the failure to maintain the trade secret status of the Company’s proprietary technologies and information, could have a material adverse effect on the Company.

The failure to properly manage inventories could expose the Company to material financial losses.

The Company’s product sales business, including the Company’s concentrate manufacturing operations, requires the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values. The maintenance of excessive inventories in these businesses could expose the Company to losses from drops in market prices for its products, while maintenance of insufficient inventories may result in lost sales to the Company.

International events may hurt the Company’s operations.

A majority of the Company’s current operations is conducted in international markets, particularly the Company’s ICO Europe, ICO Brazil, and ICO Courtenay- Australasia business segments. The Company expects to continue to seek to expand its international operations, primarily through internal growth. The Company’s international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights, and, possibly, civil disturbance or other forms of conflict. Losses from the factors above could be material in those countries where the Company now has or may in the future have a concentration of assets.

Due to the Company’s lack of asset diversification, adverse developments in its industry could materially adversely impact the Company’s operations.

The Company relies primarily on the revenues generated in the polymer processing industry. Due to its lack of asset diversification, an adverse development in this industry would likely have a significantly greater impact on the Company’s financial condition, results of operations and cash flows than if it maintained more diverse assets.

The Company’s success depends on attracting and maintaining key personnel; the failure to do so could disrupt the Company’s business operations.

The Company’s success depends upon our ability to retain and attract experienced and knowledgeable management and other professional staff. The Company’s results of operations depend to a large extent on the efforts, technical expertise and continued employment of key personnel and members of our management team. If we are unable to attract and retain experienced and knowledgeable personnel or a significant number of our existing key personnel resign or become unable to continue in their present role without adequate replacements, our business operations could be adversely affected.

Goodwill impairment could occur in the future.

If our goodwill becomes impaired the Company may be required to record a significant charge to earnings. Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during a period in which any impairment of our goodwill is determined.

The Company is prohibited from paying dividends on its Common Stock or redeeming or repurchasing any of its Common Stock until dividends in arrears on the Preferred Stock are paid.

As of September 30, 2006, the Company owed an aggregate of $8.2 million of dividends in arrears to the holders of the Company’s $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”). Subsequent to September 30, 2006, the Company repurchased 84.8% of the outstanding Preferred Stock, thereby reducing the dividends in arrears to $1.2 million. Such undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on its Common Stock or redeem or repurchase any of its common stock.  Payment of any dividends in arrears will depend on the financial condition, results of operations and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

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

Future environmental, personal injury, and other claims relating to the Company’s former Oilfield Services business could adversely affect the Company’s financial condition, results of operations and/or cash flows.

In 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”). In 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. (“Permian”). NOV and Permian purchased the assets and business of the Company’s Oilfield Services business, but only acquired limited responsibility for liabilities of the Company’s former Oilfield Services business relating to events occurring prior to the closing of the referenced divestitures.  Among the pre-closing liabilities retained by the Company are potential environmental claims including, without limitation, Superfund claims relating to off-site disposal of hazardous materials prior to the Closing, potential claims by employees, contractors, and others for occupational injuries, as well as other types of claims. There are currently no Superfund claims or other environmental claims pending against the Company that are expected to have a material adverse effect on the Company’s business, except as described under the heading “Environmental Claims” in “Item 3. Legal Proceedings” below. There are currently no silicosis or other occupational injury claims pending that are expected to have a material adverse effect on the Company’s business. However, since the late 1990’s the Company has settled claims of approximately thirty-five former employees of the Company’s former Oilfield Services business who allegedly sustained personal injuries and/death as a result of occupational exposure to silica, and in the past the Company has been a party to and settled other environmental and occupational injury claims related to the Company’s former Oilfield Services business. There can be no assurance that in the future there will not be new environmental claims, occupational injury claims, or other claims, including resulting from activities or conditions involving the Company’s former Oilfield Services business and occurring prior to the sale of the Oilfield Services business, having a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

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

Certain litigation matters could have a material adverse effect on our financial condition, results of operations and/or cash flows.

The Company is party to various legal proceedings. There can be no assurance that adverse results in such matters will not have a material adverse effect on the Company. See “Item 3. Legal Proceedings.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location and approximate acreage of the Company's operating facilities at November 30, 2006, together with an indication of the services performed at such facilities are set forth below. Other than the Company’s corporate headquarters in Houston, Texas, all properties consist of polymers processing facilities with adjacent offices. The “Services” column below describes the services either performed for customers at the location or performed on Company-owned materials to produce the Company’s products.

The Company’s Bayshore Industrial segment owns and operates the La Porte, Texas location; all other U.S. locations (other than the corporate headquarters) are operated by the Company’s ICO Polymers North America segment. The Australian, New Zealand, Malaysian and Dubai locations are operated by the Company’s ICO-Courtenay Australasian segment. The six European locations are operated by the Company’s ICO Europe segment, and the property leased in Brazil is the sole location of the Company’s ICO Brazil segment.

Properties Owned:
Location	Services	Acres	Facility Square Footage
Bloomsbury, NJ	Size reduction	15	99,408
China, TX	Size reduction and compounding	13	108,500
East Chicago, IN	Size reduction and compounding	4	73,000
Fontana, CA	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction, compounding and technical services	8	102,500
Grand Junction, TN	Size reduction	5	127,900
La Porte, TX	Compounding	39	220,500
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	240,773
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	112	1,237,778

Properties Leased:
Location	Services	Acres	Facility Square Footage
Houston, Texas	Corporate headquarters	N/A	9,740
Beaucaire, France	Size reduction	5	72,088
Auckland, New Zealand	Size reduction and compounding	1	24,010
Batu Pahat, Malaysia	Size reduction and compounding	2	61,200
Contagem, Brazil	Size reduction and compounding	1	23,680
Melbourne, Australia	Size reduction and compounding	2	72,316
Brisbane, Australia	Size reduction and compounding	1	18,256
Dubai, UAE	Size reduction and compounding in mid-FY 2007	1	25,570
	Total Acreage and Square Footage Leased	13	306,860
Total Acreage and Square Footage Owned and Leased		125	1,544,638
N/A = Not applicable

The leased properties listed above have various expiration dates through 2016. The Company is currently operating most of its facilities (with the exception of its Bayshore Industrial, La Porte, Texas location) below full capacity which allows the Company to increase its level of volumes utilizing existing facilities. Most of the polymers processing facilities are operating 24 hours per day, five days per week.

Item 3. Legal Proceedings

Varco Indemnification Claims. Between May 2003 and March 2004, approximately 30 claims for contractual indemnity were asserted against the Company by Varco International, Inc. (n/k/a National Oilwell Varco, Inc., hereinafter “NOV”) in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to NOV. NOV’s indemnity demands were based on its contention that the Company breached a number of representations and warranties in the purchase agreement dated July 2, 2002 pursuant to which the Company sold the Oilfield Services business to NOV (the “Purchase Agreement”) and that certain expenses or damages that NOV has incurred or may incur in the future constitute "excluded liabilities" as defined in the Purchase Agreement. NOV alleged that the expected loss range for its indemnity claims was between $16.4 million and $22.0 million. A portion of those indemnity demands (representing aggregate losses of approximately $0.4 million) related to product liability claims. The balance of the indemnity demands related to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada.

The Company’s contractual indemnification obligation to NOV was subject to certain limitations, including the obligation of NOV to bear 50% of any losses relating to environmental matters in excess of the $1.0 million threshold, up to a maximum aggregate loss borne by NOV in respect of such environmental matters of $4.0 million (in addition to the $1.0 million threshold). At the time of the sale in September 2002, the Company had placed $5.0 million of the sale proceeds in escrow to be used to pay for indemnification obligations, should they arise. The $5.0 million in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. In the third quarter of fiscal 2004 the Company deemed the $5.0 million receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of NOV’s indemnifiable loss. The $5.0 million reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of loss from discontinued operations.

On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV. In exchange for a complete release of claims and indemnity agreement, the Company agreed to a $7.5 million payment consisting of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million currently held in escrow (consisting of the $5.0 million of sales proceeds placed in escrow for potential indemnity obligations plus interest); and a $1.0 million note payable in one year. As a result of the settlement, the Company recognized a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. Pursuant to the settlement agreement, the Company is absolved of and shall be indemnified for NOV’s indemnity claims previously asserted, as well as specified future environmental liabilities relating to the properties transferred to NOV and its affiliates; however, except as set forth in the settlement agreement, the Company continues to be responsible for “excluded liabilities” as defined in the Purchase Agreement.

Thibodaux Litigation. Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”). Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies. Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation. An adverse judgment against the Company in the lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in four claims relating to the following sites: (i) the French Limited site northeast of Houston, Texas; (ii) the Sheridan Disposal Services site near Hempstead, Texas; (iii) the Combe Fill South Landfill site in Morris County, New Jersey; and (iv) the Malone Service Company (MSC) Superfund site in Texas City, Texas.

Active remediation of the French Limited site was concluded in 1996. If the Company is required to contribute to the costs of additional remediation at that site, it is not expected to have a material adverse effect on the Company. With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

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

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company shall be entitled to indemnity for fifty percent (50%) of its damages from the supplier of the base resin used by the Company to manufacture the colored resin. The Company will also be entitled to partial indemnity from its insurance carriers in the event that it is found to have any liability in this case. Both of the Company’s insurers have reimbursed a portion of the Company’s defense costs, and additional defense cost reimbursements are forthcoming. The case has been scheduled for trial commencing in February 2007. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

P A R T    I I

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol ICOC. There were 409 shareholders of record of the Company’s Common Stock at November 20, 2006.

The Company has not declared or paid Common Stock dividends during 2006, 2005, and 2004, respectively. The Company currently has no plans to declare a Common Stock dividend.

The Company’s former domestic credit facility with Wachovia Bank National Association, which was terminated on October 27, 2006, restricted the Company’s ability to pay dividends on Common Stock. The Company’s new domestic credit facility also requires that the Company must not be in default under the facility and must be in compliance with the financial covenants contained in the credit agreement in order to pay common stock dividends (see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 10 to the Company’s Consolidated Financial Statements).

The Company is prohibited from paying Common Stock dividends until all dividends in arrears are paid to the holders of the depositary shares representing the Company’s $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”). Quarterly dividends (which would have been in an aggregate amount of $544,000 per quarter prior to the reduction in outstanding shares of the Preferred Stock following the repurchase of a portion of the Preferred Stock described in the next paragraph and any subsequent repurchases) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears as of September 30, 2006 aggregated $8.2 million. After the Company failed to declare and pay a dividend on the Preferred Stock for six consecutive quarters through June 30, 2004, the holders of the Preferred Stock elected two additional directors to the Company’s Board of Directors in the fourth quarter of fiscal 2004. However, after the conclusion of the 2006 fiscal year, the Company repurchased a portion of its Preferred Stock as described below, and it is possible that additional repurchases may occur. Any undeclared or unpaid Preferred Stock dividends on shares of Preferred Stock that remain in arrears will need to be declared and paid before the Company can pay a dividend on its Common Stock or redeem or repurchase any of its Common Stock. The Board of Directors must determine that payment of dividends is in the best interests of the Company prior to declaring dividends, and there can be no assurance that the Board of Directors will declare dividends on the Preferred Stock in the future.

On October 3, 2006, the holders of approximately 80.9% of the voting power of the Preferred Stock proposed and approved amendments to the Company’s Statement of Designations for its Preferred Stock, which became effective November 13, 2006. The amendments authorize the Company to repurchase shares of Preferred Stock while dividends on shares of Preferred Stock are in arrears. The amendments also terminate the right of holders of Preferred Stock to elect up to two directors while dividends payable to holders of Preferred Stock are in arrears, when there are fewer than 80,000 shares of Preferred Stock outstanding (or 320,000 “Depositary Shares,” each representing 1/4 of a share of Preferred Stock). Through December 11, 2006, the Company repurchased 273,538 shares of Preferred Stock (represented by 1,094,153 Depositary Shares), or 84.8% of the authorized and outstanding Preferred Stock for $26.00 per Depositary Share for total consideration of $28.4 million. The dividends that were in arrears on these 1,094,153 Depositary Shares were extinguished by the repurchase. Therefore, dividends in arrears as of December 11, 2006 aggregate only $1.2 million rather than the $8.2 million in arrears as of September 30, 2006. This repurchase also leaves fewer than 80,000 shares of Preferred Stock (represented by fewer than 320,000 Depositary Shares) outstanding, and thus, terminated the right of the holders of the Preferred Stock to elect special directors. Except as described in the preceding sentences, the referenced amendments to the Statement of Designations for the Preferred Stock do not effect the rights of the holders of Preferred Stock and Common Stock. The number of authorized shares of Preferred Stock and Common Stock are not affected by the foregoing; however, the Company plans to retire the Preferred Stock that has been repurchased and that may be repurchased in future transactions.

The following table sets forth the high and low trading prices for the Company’s Common Stock as reported on the Nasdaq Global Market.

Fiscal Year		High	Low

2006	First Quarter	$3.35	$2.11
	Second Quarter	$5.00	$3.14
	Third Quarter	$6.18	$4.12
	Fourth Quarter	$7.37	$3.98

2005	First Quarter	$3.69	$2.60
	Second Quarter	$3.66	$2.87
	Third Quarter	$3.36	$1.92
	Fourth Quarter	$3.80	$2.18

Item 6. Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

During fiscal 2006, an error was discovered in how the Company’s previously reported earnings per share were calculated. The Company did not deduct undeclared and unpaid Preferred Stock dividends of $544,000 per quarter and $2,176,000 per year, beginning with the quarter ended March 31, 2003, that accrue to the liquidation preference of the Company’s outstanding Preferred Stock from net income (loss) in calculating earnings per share. The Company has restated its earnings per share for each of the years in the three-year period ended September 30, 2005. The restatement does not impact previously reported revenues, cash flow, net income (loss) or balance sheet components.

	Fiscal Years Ended September 30,
	2006	2005 (restated)	2004 (restated)	2003 (restated)	2002
	(in thousands, except for share data)
Statement of Operations Data:
Revenues	$324,331	$296,606	$257,525	$206,614	$181,472
Costs of sales and services (exclusive of depreciation shown separately below)	261,228	243,140	209,671	172,692	147,345
Gross profit (1)	63,103	53,466	47,854	33,922	34,127
Selling, general and administrative expenses	34,284	37,001	33,788	34,363	29,824
Depreciation and amortization	7,386	7,772	7,996	9,356	10,240
Impairment, restructuring and other costs	118	488	854	12,814	3,168
Operating income (loss)	21,315	8,205	5,216	(22,611)	(9,105)
Interest expense, net	(2,091)	(2,836)	(2,663)	(3,489)	(12,831)
Other income (expense)	75	(149)	(35)	493	1,492
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	19,299	5,220	2,518	(25,607)	(20,444)
Provision (benefit) for income taxes	5,836	218	(1,370)	(4,752)	(4,176)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	13,463	5,002	3,888	(20,855)	(16,268)
Income (loss) from discontinued operations, net of income taxes	(1,459)	(497)	(3,631)	(374)	44,214
Income (loss) before cumulative effect of change in accounting principle	12,004	4,505	257	(21,229)	27,946
Cumulative effect of change in accounting principle	-	-	-	(28,863)	-
Net income (loss)	$12,004	$4,505	$257	$(50,092)	$27,946
Preferred dividends declared	-	-	-	(544)	(2,176)
Undeclared and unpaid Preferred Stock dividends, as restated	(2,176)	(2,176)	(2,176)	(1,632)	-
Net income (loss) applicable to Common Stock, as restated	$9,828	$2,329	$(1,919)	$(52,268)	$25,770

	Fiscal Years Ended September 30,
	2006	2005 (restated)	2004 (restated)	2003 (restated)	2002
	(in thousands, except for share data)
Earnings (Loss) Per Share: Basic
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle, as restated	$.44	$.11	$.07	$(.93)	$(.77)
Earnings (loss) from discontinued operations	(.06)	(.02)	(.14)	(.02)	1.84
Earnings (loss) before cumulative effect of change in accounting principle, as restated	.38	.09	(.08)	(.94)	1.07
Cumulative effect of change in accounting principle	-	-	-	(1.16)	-
Earnings (loss) per common share, as restated	$.38	$.09	$(.08)	$(2.10)	$1.07

Earnings (Loss) Per Share: Diluted
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle, as restated	$.43	$.11	$.07	$(.93)	$(.77)
Earnings (loss) from discontinued operations, as restated	(.06)	(.02)	(.14)	(.02)	1.84
Earnings (loss) before cumulative effect of change in accounting principle, as restated	.37	.09	(.08)	(.94)	1.07
Cumulative effect of change in accounting principle	-	-	-	(1.16)	-
Earnings (loss) per common share, as restated	$.37	$.09	$(.08)	$(2.10)	$1.07
Weighted average shares outstanding (basic)	25,680,000	25,442,000	25,276,000	24,873,000	24,020,000
Weighted average shares outstanding (diluted), as restated	26,255,000	25,816,000	25,329,000	24,873,000	24,020,000

	Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except for share data)
Other Financial Data:
Capital expenditures	$8,080	$5,039	$4,725	$8,925	$10,159
Cash provided by (used for) operating activities by continuing operations	13,498	4,849	4,816	(7,170)	(8,288)
Cash used for investing activities by continuing operations	(8,067)	(4,086)	(4,275)	(8,499)	(9,514)
Cash provided by (used for) financing activities by continuing operations	$9,013	$1,473	$(1,442)	$(106,124)	$(12,100)

Balance Sheet Data:
Cash and equivalents	$17,427	$3,234	$1,931	$4,114	$129,072
Working capital	57,501	41,382	34,209	32,725	145,939
Property, plant and equipment, net	50,884	49,274	52,198	54,639	62,607
Total assets	197,961	164,255	158,470	145,261	304,681
Long-term debt, net of current portion	21,559	18,993	19,700	23,378	128,877
Shareholders’ equity	$91,717	$77,090	$70,941	$67,329	$111,489

(1)
The Company has presented the measurement gross profit that is not calculated in accordance with generally accepted accounting principles (“GAAP”), but is derived from relevant items in the Company’s GAAP financials. The Company presents this measurement because the Company uses this measurement as an indicator of the income the Company generates from its revenues. The material limitation of this Non-GAAP measurement is that it excludes depreciation expense. The Company mitigates this limitation by the provision of the specific detailed computation of the measure and ensuring that this Non-GAAP measure is no more prominent in the Company’s filings than GAAP measures of profitability.

	Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Net income (loss)	$12,004	$4,505	$257	$(50,092)	$27,946
Add to/(deduct from) net income (loss):
Cumulative effect of change in accounting principle	-	-	-	28,863	-
(Income) loss from discontinued operations	1,459	497	3,631	374	(44,214)
Provision (benefit) for income taxes	5,836	218	(1,370)	(4,752)	(4,176)
Other (income) expense	(75)	149	35	(493)	(1,492)
Interest expense, net	2,091	2,836	2,663	3,489	12,831
Impairment, restructuring and other costs	118	488	854	12,814	3,168
Depreciation and amortization	7,386	7,772	7,996	9,356	10,240
Selling, general and administrative expenses	34,284	37,001	33,788	34,363	29,824
Gross profit	$63,103	$53,466	$47,854	$33,922	$34,127

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

Demand for the Company’s products and services tend to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1. The Company’s fourth fiscal quarter also tends to be softer compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. However, demand during the Company’s fourth fiscal quarter of 2006 and 2005 was the strongest demand of all quarters within fiscal years 2006 and 2005 in part due to rising resin prices.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a partially self-insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $0.1 million per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States (with the exception of fiscal year 2004) with stop loss insurance coverage limiting the Company’s expense to $0.2 million per claim in fiscal year 2006, a decrease from $0.3 million in fiscal year 2005. Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

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

Goodwill - The Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the discounted cash flow method in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s goodwill is recorded in Bayshore Industrial, Inc. and ICO Courtenay-Australasia. The Company completed its annual impairment testing and did not have impairment losses of goodwill in fiscal years 2006, 2005 or 2004.

Stock Options - Effective October 1, 2005, SFAS No. 123R, Share-Based Payment, became effective for the Company. This standard requires, among other things, a Company to expense share-based payment transactions using the grant-date fair value based method. The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the revised standard does not have a material impact on the Company’s financial statements. Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years. The Company expenses the fair value of stock option grants that vest over a vesting period over the applicable vesting period.

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	2006	2005
Cash and cash equivalents	$17.4 million	$ 3.2 million
Working capital	$57.5 million	$41.4 million

Cash and cash equivalents increased $14.2 million and working capital increased $16.1 million during fiscal year 2006 due to the factors described below.

Cash Flows
	Fiscal Year
	2006	2005	2004
	(Dollars in Thousands)
Net cash provided by operating activities by continuing operations	$13,498	$4,849	$4,816
Net cash used for investing activities	(8,067)	(4,086)	(4,275)
Net cash provided by (used for) financing activities	9,013	1,473	(1,442)
Net cash used for operating activities by discontinued operations	(353)	(822)	(1,431)
Effect of exchange rate changes	102	(111)	149
Net increase (decrease) in cash and cash equivalents	$14,193	$1,303	$(2,183)

Cash Flows From Operating Activities

Net cash provided by operating activities by continuing operations during the fiscal year ended September 30, 2006 improved $8.6 million compared to the fiscal year ended September 30, 2005. Most of the $8.6 million increase was due to an improvement in income from continuing operations of $8.5 million, offset partially by changes in certain working capital accounts. An increase in accounts payable and income tax payable were sources of cash during the year. The increase in accounts payable was due to higher purchasing levels to support higher sales levels in the fiscal year ended September 30, 2006. The increase in income taxes payable was due to not being required to make U.S. estimated tax deposits during fiscal year 2006 as a result of the minimal U.S. taxable income in fiscal year 2005. The Company will make its required fiscal year 2006 U.S. tax payment of approximately $3.4 million during the first quarter of fiscal year 2007. These sources of cash were offset by the use of cash in accounts receivable and inventory. The increase in accounts receivable was primarily due to an increase in revenues of $16.0 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in inventory was due to higher average raw material prices.

For the years ended September 30, 2005 and 2004, cash provided by operating activities by continuing operations was $4.8 million. Cash used for accounts receivable decreased to $4.0 million from cash used of $9.5 million in the prior year due to a larger increase in accounts receivable in the prior year due to the growth in revenues in fiscal year 2004. Cash used for inventory decreased to $2.6 million from cash used of $7.1 million in the prior year due to a larger increase in inventory in the prior year due to the growth in sales volumes in fiscal year 2004. Cash used relating to a decline in accounts payable was $0.5 million during fiscal year 2005, compared to cash generated of $8.5 million in the prior year, due to the timing of inventory purchases within the Company’s ICO Europe business segment.

Cash used for discontinued operations during fiscal year 2006 declined from $0.8 million to $0.4 million due primarily to lower legal expenses related to discontinued operations.

Cash used for discontinued operations for the year ended September 30, 2005 improved to cash used of $0.8 million compared to cash used of $1.4 million for the year ended September 30, 2004. This improvement was due to higher payments in the previous year related to Oilfield Services business liabilities retained. The cash used of $0.8 million for the year ended September 30, 2005 was primarily related to legal expenses and payments for Oilfield Services business liabilities retained.

The Company expects that its working capital, over time, will continue to grow due to an increase in sales revenues which requires the Company to purchase raw materials and maintain inventory, and therefore increases the Company’s accounts receivables and inventory. In addition, rising resin prices would also have the effect of increasing working capital.

Cash Flows Used for Investing Activities

Capital expenditures totaled $8.1 million during the fiscal year ended September 30, 2006 and were related primarily to expanding the Company’s production capacity. Approximately 45% of the $8.1 million of capital expenditures was spent at the Company’s Bayshore subsidiary to add a production line that increased the facility’s capacity by approximately 10%. The Company spent approximately $1.3 million to upgrade existing equipment and to maintain existing production capacity.

Capital expenditures totaled $5.0 million during the year ended September 30, 2005 and were related primarily to upgrading the Company’s production facilities. Approximately 67% of the $5.0 million of capital expenditures was spent in the Company’s ICO Polymers North America and ICO Europe business segments. The Company spent approximately $2.3 million to upgrade existing equipment and to maintain existing production capacity.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land for net proceeds of $0.9 million and recorded a pre-tax gain of $65,000.

Cash Flows Provided (Used For) Financing Activities

Cash provided by financing activities increased during the fiscal year ended September 30, 2006 to $9.0 million compared to $1.5 million during the fiscal year ended September 30, 2005. The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries.

Cash provided by (used for) financing activities during the year ended September 30, 2005 was cash provided of $1.5 million compared to cash used of $(1.4) million during the year ended September 30, 2004. The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries which totaled approximately $12.0 million during fiscal 2005. Term debt repayments increased $6.8 million compared to the prior year primarily due to the early retirement of $7.1 million of the Company’s 10 3/8% Series B Senior Notes during fiscal 2005, at par value.

Financing Arrangements

The Company maintains several lines of credit. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts increased $6.6 million to $41.1 million at September 30, 2006 from $34.5 million at September 30, 2005. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $18.0 million and $10.0 million at September 30, 2006 and September 30, 2005, respectively.

During fiscal year 2006, the Company closed on numerous refinancings in order to increase the Company’s liquidity and lower the Company’s cost of debt. In total, the Company obtained new term loans of $11.9 million, within the Company’s U.S. and European subsidiaries and expanded certain credit facilities. The Company repaid $11.0 million of long-term debt, including the redemption of the remaining $3.0 million 10 3/8% Series B Senior Notes at par value.

During the fourth quarter of fiscal year 2006, the Company repatriated foreign earnings in the amount of $6.4 million from two of the Company’s European subsidiaries to take advantage of the special one-time tax rate of 5.25% as provided for under the American Jobs Creation Act of 2004 in part by incurring additional indebtedness in two of the Company’s European subsidiaries.

There were $0.8 million and $1.0 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the Company’s domestic credit facility with Wachovia Bank was $20.8 million and $19.7 million based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of September 30, 2006 and September 30, 2005, respectively.

On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”). The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility. The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank. Proceeds of the KeyBank Credit Facility are being or may be used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock. The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement. The borrowing capacity varies based upon the levels of domestic cash, receivables and inventory. Under the new Credit Facility from KeyBank, the amount of available borrowings based on the credit facility limits, outstanding letters of credit and borrowings as of November 30, 2006 was approximately $25.6 million, including the $15.0 million term loan the Company has not drawn down as of November 30, 2006.

The KeyBank Credit Agreement establishing the new Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio, and a required level of profitability. In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

In addition, any “change of control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement. “Change of Control,” as defined in the Credit Agreement, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the SEC under the 1934 Act, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $17.2 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of September 30, 2006 and September 30, 2005, respectively. The aggregate amount of available borrowings under the foreign credit facilities was $20.3 million (of which $1.0 million relates to the Company’s Australian subsidiary, which obtained a waiver from National Australia Bank Limited regarding a violation of a financial covenant contained in the governing loan agreement) and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of September 30, 2006 and September 30, 2005, respectively.

The weighted average interest rate charged on borrowings under the Company’s various credit facilities at September 30, 2006 and 2005 was 6.0% and 6.7%, respectively.

Future Cash Requirements

On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding Depositary Shares each representing 1/4 share of the Company’s $6.75 Convertible Exchangeable Preferred Stock. Through December 11, 2006, the Company repurchased 1,094,153 Depositary Shares (representing 273,538 shares of Preferred Stock) for total consideration of $28.4 million. The repurchase was funded using cash on hand plus borrowings under the Company’s domestic Credit Agreement.

Capital expenditures for fiscal year 2007 are currently estimated to be approximately $12.0 million.

The following summarizes our contractual obligations and commercial commitments as of September 30, 2006. The long-term debt and capital leases listed below includes both the scheduled principal repayments and interest that will accrue on the outstanding principal balance. Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at September 30, 2006.

		Fiscal Year
Contractual Obligations:	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in Thousands)
Long-term debt	$33,103	$5,714	$4,050	$4,330	$3,131	$2,117	$13,761
Capital leases	657	246	254	144	13	-	-
Operating leases	4,314	1,708	1,115	694	522	267	8
Total contractual obligations	38,074	7,668	5,419	5,168	3,666	2,384	13,769

Commercial Commitments:
Short-term borrowings under
credit facilities	17,214	17,214	-	-	-	-	-
Total contractual obligations and commercial commitments	$55,288	$24,882	$5,419	$5,168	$3,666	$2,384	$13,769

The Company anticipates that the existing cash balance as of September 30, 2006 of $17.4 million, additional borrowing capacity of approximately $41.1 million under various foreign and domestic credit arrangements, new borrowings under new credit facilities and cash flow from operations will provide adequate liquidity for fiscal year 2007 to pay for all current obligations, including capital expenditures, debt service, lease obligations, repurchases of Preferred Stock and working capital requirements. There can be no assurance, however, that the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2006 and September 30, 2005.

Results of Operations

The following discussion regarding the Company’s financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Executive Summary

Fiscal year 2006 revenues, operating income and volumes grew substantially compared to the prior year. Customer demand for new and existing products and services increased, primarily in the Company’s U.S. business segments. Gross margins (calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues) and gross profit (defined as total revenues minus cost of sales and services excluding depreciation - see “Item 6. Selected Financial Data” for a discussion of gross profit) improved due in large part to the benefits of operating leverage (i.e., due to the fixed nature of many of the Company’s expenses, revenues grew at a higher rate than expenses, yielding higher profitability) on the increased volume. Selling, general and administrative expenses declined 7% during fiscal 2006 which also contributed to the improved operating income.

The Company’s U.S. segments (Bayshore Industrial and ICO Polymers North America) performed very well during fiscal year 2006 with a combined operating income increase of $10.2 million, or just over 100%. The Company plans to continue to expand capacity in its U.S. facilities at a measured pace. During September 2006, the expansion at Bayshore Industrial was completed, which increased capacity at Bayshore by approximately 10%. During fiscal year 2007, the Company plans to open an operating facility in Dubai, UAE that will provide size reduction and compounding services primarily to the rotational molding industry. Also during fiscal year 2007, the Company will expand its operations in Malaysia to introduce new product lines.

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

	Summary Financial Information
	Fiscal Year Ended September 30,
	2006	2005	Change	% Change
	(Dollars in Thousands)
Total revenues	$324,331	$296,606	$27,725	9%
SG&A (1)	34,284	37,001	(2,717)	(7)%
Operating income	21,315	8,205	13,110	160%
Income from continuing operations	13,463	5,002	8,461	169%
Net income	$12,004	$4,505	$7,499	166%

Volumes (2)	321,000	294,000	27,000	9%
Gross margin (3)	19.5%	18.0%	1.5%
SG&A as a percentage of revenue	10.6%	12.5%	(1.9)%
Operating income as a percentage of revenue	6.6%	2.8%	3.8%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $27.7 million or 9% to $324.3 million during fiscal year 2006 compared to fiscal year 2005. The increase in revenues is a result of the changes in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

The components of the $27.7 million and 9% increase in revenues are:

	Increase/(Decrease) on Revenues
	%	$
	(Dollars in Thousands)
Volume	5%	$17,183
Price/product mix	5%	14,344
Translation effect	(1)%	(3,802)
Total change in revenue	9%	$27,725

The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin prices”). As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. Typically, this will lead to higher or lower average selling prices. During fiscal year 2006, resin prices were 15% - 22% higher (depending upon the region and type of raw material) than fiscal 2005. A change in the Company’s overall product mix caused by the increase in sales at Bayshore Industrial offset a portion of the impact on revenue from higher average prices. These two factors combined led to a net increase of $14.3 million on revenues as a result of changes in price/product mix for fiscal 2006. Although the Company participates in numerous markets and purchases numerous grades of resin, the graph below illustrates the trend in resin prices typically purchased by the Company.

Total volumes sold increased 27,000 metric tons, or 9%, during fiscal year 2006 to 321,000 metric tons. This increase in volumes sold led to an increase in revenues of $17.2 million. The volume increase was most notable at the Company’s Bayshore Industrial location due to an increase in customer demand from existing customers plus the addition of new customers during the year as a result of a more specialized product mix. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a reduction in revenues of $3.8 million for fiscal year 2006 compared to fiscal year 2005. This revenue change was primarily due to a stronger U.S. Dollar compared to the Euro.

Revenues by segment for the year ended September 30, 2006 compared to the year ended September 30, 2005

	Fiscal Year Ended September 30,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$129,372	40%	$126,986	43%	$2,386	2%
Bayshore Industrial	93,005	28%	73,078	24%	19,927	27%
ICO Courtenay - Australasia	47,819	15%	47,670	16%	149	-
ICO Polymers North America	44,834	14%	40,589	14%	4,245	10%
ICO Brazil	9,301	3%	8,283	3%	1,018	12%
Total	$324,331	100%	$296,606	100%	$27,725	9%

2006 Revenues by Segment                                                            2005 Revenues by Segment

ICO Europe’s revenues increased $2.4 million or 2% primarily due to higher average selling prices, compared to average selling prices of the prior year prompted by higher resin costs, which caused a revenue increase of $11.4 million. Lower volumes sold of 7% as a result of lower customer demand (primarily lower tolling volumes) reduced revenues by $5.1 million. The translation effect of a stronger U.S. Dollar compared to the relevant European currencies caused a revenue decline of $3.9 million.

Bayshore Industrial’s revenues increased $19.9 million or 27% primarily caused by an increase in volumes sold of 32% due to an increase in customer demand from existing customers plus the addition of new customers during the year as a result of a more specialized product mix.

ICO Courtenay-Australasia’s revenues increased $0.1 million as a result of higher average selling prices ($1.3 million impact to revenues) partially offset by the translation effect of a stronger U.S. Dollar compared to the relevant Australasian currencies of $1.2 million.

ICO Polymers North America revenues increased $4.2 million or 10% as a result of higher tolling revenues of $3.4 million due in part to an increase in specialty grinding. As a result of higher average selling prices, partially offset by lower volumes, product sales revenues increased $0.8 million.

ICO Brazil’s revenues increased $1.0 million or 12%, primarily due to the translation effect of a stronger Brazil Real compared to the U.S. Dollar, which increased Brazil’s revenues by $1.3 million.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, excluding depreciation, divided by revenues) improved to 19.5% for fiscal year 2006 compared to 18.0% for fiscal year 2005. This improvement was primarily due to the benefits of operating leverage driven by the growth in total volumes sold. The Company takes advantage of operating leverage when volumes increase because cost of goods sold expenses such as labor and other plant expenses increase (or decrease) in a lower proportion relative to the increase in volumes. Additionally, despite higher raw material prices, the

Company improved its feedstock margins (the difference between product sales revenues and related cost of raw materials sold) as a result of the ability to pass along the higher raw material prices in the form of higher selling prices.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense) (“SG&A”) declined $2.7 million or 7% during fiscal year 2006 compared to fiscal year 2005.

The decline in SG&A was due to lower legal fees of $0.9 million, lower third party Sarbanes-Oxley implementation costs of $0.9 million, lower severance expenses of $0.6 million, and lower employee medical claims expense of $0.4 million. Additionally, a stronger U.S. Dollar compared to relevant foreign currencies reduced SG&A by $0.3 million. As a percentage of revenues, SG&A declined to 10.6% as a result of the growth in revenues and the reduction in SG&A.

Impairment, restructuring and other costs. Impairment, restructuring and other costs decreased $0.4 million or 76% in fiscal 2006. This decline was a result of lower expenses as compared to fiscal 2005 from damage caused by Hurricane Rita of $55,000, lower European technical center relocation costs of $0.2 million and costs recognized in fiscal year 2005 of $0.1 million related to the closure of the Company’s Swedish plant in fiscal year 2004.

Operating income. Consolidated operating income was $21.3 million for fiscal year 2006, an increase of $13.1 million or 160% from fiscal year 2005. This increase was caused primarily by the increase in gross profit (caused primarily by the volume increase) and a reduction in SG&A.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2006 compared to the year ended September 30, 2005

Operating income (loss)	Fiscal Year Ended September 30,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$6,021	$4,201	$1,820
Bayshore Industrial	14,843	8,881	5,962
ICO Courtenay - Australasia	2,412	2,910	(498)
ICO Polymers North America	5,037	771	4,266
ICO Brazil	(459)	(951)	492
Total reportable segments	27,854	15,812	12,042
General Corporate expense	(5,682)	(6,934)	1,252
Stock option expenses and other	(857)	(673)	(184)
Consolidated	$21,315	$8,205	$13,110

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2006	2005	Increase (Decrease)
ICO Europe	5%	3%	2%
Bayshore Industrial	16%	12%	4%
ICO Courtenay - Australasia	5%	6%	(1%)
ICO Polymers North America	11%	2%	9%
ICO Brazil	(5%)	(11%)	6%
Consolidated	7%	3%	4%

ICO Europe’s operating income increased $1.8 million or 43% primarily due to improved feedstock margins and lower operating costs. These benefits were partially offset by the reduction in volumes sold. The improved feedstock margins were a result of improved management of product selling prices and resin procurement. Lower depreciation expense of $0.5 million due to low levels of capital expenditures in recent years also contributed to the operating income improvement

Bayshore Industrial’s operating income improved $6.0 million or 67% due to a 32% growth in total sales volumes. Although operating costs such as electricity and payroll increased due to the volume increase, this operation benefited from operating leverage of the business.

ICO Courtenay-Australasia’s operating income decreased $0.5 million or 17% due to a reduction in gross margin caused by pricing pressures in New Zealand and Australia resulting from a challenging market environment which had the effect of reducing feedstock margins. The Australian market environment began to improve in the fourth quarter of fiscal year 2006.

ICO Polymers North America’s operating income improved $4.3 million to $5.0 million caused by an increase in tolling revenues of $3.4 million or 19%. A reduction in medical claims expense of $1.7 million also contributed to the improved operating income.

ICO Brazil’s operating loss decreased $0.5 million to a loss of $0.5 million. This improvement was a result of improved margins on product sales due to improved management of product selling prices and raw material procurement.

General corporate expenses declined $1.3 million or 18% due primarily to lower severance costs of $0.5 million, lower third party Sarbanes-Oxley implementation costs of $0.4 million (83%) and lower third-party professional accounting and legal expenses of $0.2 million (24%).

Interest expense, net. Interest expense, net of interest income, declined $0.7 million in fiscal year 2006 compared to the prior year. This decline was primarily caused by lower overall average net borrowings and the refinancings that occurred during fiscal years 2006 and 2005 which had the effect of lowering borrowing rates, including the repayment of the Company’s 10 3/8% Senior Notes.

Income Taxes. The Company’s effective income tax rate for continuing operations was an expense of 30% during fiscal 2006, compared to an expense of 4% during fiscal 2005. The change was primarily due to the increase in pretax income from domestic operations. In addition, in fiscal year 2005 the Company utilized previously reserved net operating losses in its Italian and Swedish subsidiaries which reduced the fiscal 2005 tax rate.

Income from continuing operations. Income from continuing operations improved from $5.0 million in fiscal 2005 to $13.5 million in fiscal 2006 due to the factors discussed above.

Loss From Discontinued Operations. On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”) relating to NOV’s purchase of substantially all of the Company’s Oilfield Services business on September 6, 2002. In exchange for a complete release of claims and indemnity agreement, the Company agreed to a $7.5 million payment consisting of: a cash payment of $1.1 million; release to NOV of the $5.4 million held in escrow; and a $1.0 million note payable in one year. The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest. The escrowed funds were deemed to be a doubtful collection and a reserve recorded against the $5.0 million during fiscal year 2004 through discontinued operations. As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. The loss from discontinued operations during fiscal year 2005 related to legal fees and other expenses incurred by the Company associated with discontinued operations.

Net Income. Net Income improved from $4.5 million in fiscal 2005 to $12.0 million in fiscal 2006 due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2006 and 2005.

Revenues	$(3.8) million
Operating income	(0.3) million
Income from continuing operations before income taxes	(0.2) million
Net income	(0.2) million

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

	Summary Financial Information
	Fiscal Year Ended September 30,
	2005	2004	Change		% Change
	(Dollars in thousands)
Total revenues	$296,606	$257,525	$39,081		15%
SG&A (1)	37,001	33,788	3,213		10%
Operating income	8,205	5,216	2,989		57%
Income from continuing operations	5,002	3,888	1,114		29%
Net income	$4,505	$257	$4,248		>100%

Volumes (2)	294,000	306,000	(12,000)		(4%	)
Gross margin (3)	18.0%	18.6%	(.6%	)
SG&A as a percentage of revenue	12.5%	13.1%	(.6%	)
Operating income as a percentage of revenue	2.8%	2.0%	.8%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $39.1 million or 15% to $296.6 million during fiscal year 2005.

The components of the $39.1 million and 15% increase in revenues are:

	Increase/(Decrease)
	%		$
	(Dollars in Thousands)
Volume	(3%	)	$(7,600)
Price/product mix (1)	15%		38,281
Translation effect (2)	3%		8,400
Total change in revenue	15%		$39,081

(1) Price/product mix refers to the impact on revenues due to changes in selling prices and the impact on revenues due to a change in the mix of finished products sold or services performed.
(2) Translation effect refers to the impact on revenues from the changes in foreign currencies relative to the U.S. Dollar.

The Company’s revenues are impacted by the change in the Company’s raw material prices (“resin” prices). As the price of resin increases, market prices for the Company’s products will generally also increase. This will typically lead to higher average selling prices. During fiscal year 2005, resin prices rose dramatically and increased the Company’s revenues by approximately $38.3 million.

Lower volumes sold of 12,000 metric tons, or 4%, resulted in lower revenues of $7.6 million during fiscal year 2005. Lower volumes were primarily due to a decline in customer demand. The translation effect of stronger foreign currencies relative to the U.S. Dollar increased revenues by $8.4 million during fiscal year 2005.

Revenues by segment for the year ended September 30, 2005 compared to the year ended September 30, 2004

	Fiscal Year Ended September 30,
	2005	% of Total	2004	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$126,986	43%	$112,554	44%	$14,432	13%
Bayshore Industrial	73,078	24%	60,285	23%	12,793	21%
ICO Courtenay - Australasia	47,670	16%	40,640	16%	7,030	17%
ICO Polymers North America	40,589	14%	36,773	14%	3,816	10%
ICO Brazil	8,283	3%	7,273	3%	1,010	14%
Total	$296,606	100%	$257,525	100%	$39,081	15%

2005 Revenues by Segment                                                                          2004 Revenues by Segment

ICO Europe’s revenues increased $14.4 million or 13% caused by the translation effect of stronger European currencies compared to the U.S. Dollar of $4.9 million and an increase of $17.2 million due to an increase in average selling prices prompted by higher resin prices. A decline in volumes sold of 9% caused by a reduction in customer demand resulted in a decrease in revenues of $7.7 million.

Bayshore Industrial’s revenues increased $12.8 million or 21% as a result of higher average selling prices due to higher raw material prices ($8.7 million impact) as well as an increase in volumes sold of 7% ($4.1 million impact). The volume increase was due to gaining new customers and an increase in customer demand.

ICO Courtenay - Australasia’s revenues increased $7.0 million or 17% primarily as a result of higher average selling prices prompted by higher resin costs ($6.4 million impact) as well as the translation effect of stronger Australian and New Zealand dollar currencies compared to the U.S. Dollar of $2.4 million, offset by reduced volumes sold of 4% ($1.7 million impact) due to lower customer demand in New Zealand.

ICO Polymers North America revenues increased $3.8 million or 10% due to higher average selling prices ($4.4 million) and product sales volumes ($0.5 million impact), offset by lower tolling revenues of $1.1 million primarily caused by a decline in volumes. The decline in volumes was primarily due to a reduction in customer demand.

ICO Brazil’s revenues increased $1.0 million or 14% during fiscal 2005 due to the stronger Brazilian Real compared to the U.S. Dollar ($1.1 million impact) and higher selling prices ($0.8 million impact) offset by the effect of lower customer demand which reduced revenues by $0.9 million.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) were 18.0% in fiscal year 2005 compared to 18.6% during fiscal year 2004. The reduction in gross margin was caused by lower service and product sales volumes and an increase in product sales prices and hence higher sales revenues which increased primarily due to rising resin prices. Higher resin prices have historically resulted in an increase in the market price of the

Company’s products and, thus, higher selling prices, which may cause a reduction in gross margin. Partially offsetting this decline was an improvement in the Company’s feedstock margin per ton (feedstock margin is equal to product sales revenues less raw material costs). Although resin prices increased, the Company was able to maintain feedstock margin by passing along the higher resin costs in the form of higher selling prices. Additionally, the Company successfully managed the timing of raw material purchases which also benefited gross margins.

Selling, General and Administrative. Selling, general and administrative expenses (including stock option compensation expense of $0.7 million in fiscal 2005 and $0.7 million in fiscal 2004) (“SG&A”) increased $3.2 million or 10% during 2005. SG&A increased in fiscal year 2005 as a result of higher compensation and benefits cost (including employee medical costs) of $0.8 million, stronger foreign currencies compared to the U.S. Dollar (an impact of approximately $1.0 million) and an increase in severance costs of $0.6 million. In addition, the Company incurred $1.0 million of Sarbanes-Oxley implementation costs during fiscal year 2005 compared to $55,000 in fiscal year 2004. Professional accounting fees also increased $1.1 million primarily as a result of the higher audit costs for fiscal 2005 due to Sarbanes-Oxley. These increases were partially offset by lower profit sharing expenses of $0.5 million. As a percentage of revenues, SG&A (including stock option compensation expense) declined to 12.5% of revenue during fiscal year 2005 compared to 13.1% for fiscal year 2004.

Included in SG&A are the following expenses:
	Fiscal Year Ended September 30,
	2005	2004	Change
	(Dollars in Thousands)
Professional accounting fees	$2,110	$1,010	$1,100
Severance expense	680	75	605
Third party Sarbanes - Oxley implementation expense	1,015	55	960
Total	$3,805	$1,140	$2,665

Impairment, restructuring and other costs. Impairment, restructuring and other costs decreased $0.4 million or 43% in fiscal 2005 compared to fiscal 2004 due to events discussed below.

The Company’s China, Texas plant located near Beaumont suffered minor damage from Hurricane Rita in September 2005. As a result of the hurricane, the Company incurred $110,000 of costs in September 2005 associated with employee hardship expenses and temporary plant expenses to get the facility operational again. During fiscal 2005, the Company relocated its European technical center to a new location in the U.K. and recognized $0.2 million of costs. The Company also incurred $135,000 of additional costs associated with the closure of its Swedish manufacturing operation.

In connection with the closure of the Company’s Swedish manufacturing operation during the fourth quarter of fiscal 2004, the Company recognized $0.6 million of costs for severance, contract termination expenses and other related costs in fiscal year 2004. In addition, the Company incurred net severance costs of $160,000 during fiscal 2004 related to the termination of certain employees in North America and Europe. In fiscal year 2004, the Company also incurred $55,000 of other costs associated with the closure of a rotational mold fabrication business in the UK.

Operating income. Consolidated operating income improved $3.0 million or 57% during fiscal year 2005. The increase was primarily due to the increase in gross profit offset by higher SG&A. Gross profit increased despite lower gross margins due to improved feedstock margins exceeding the gross profit impact from lower sales and service volumes.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2005 compared to the year ended September 30, 2004

Operating income (loss)	Fiscal Year Ended September 30,
	2005	2004	Change
	(Dollars in Thousands)
ICO Europe	$4,201	$2,400	$1,801
Bayshore Industrial	8,881	5,511	3,370
ICO Courtenay - Australasia	2,910	3,999	(1,089)
ICO Polymers North America	771	1,444	(673)
ICO Brazil	(951)	118	(1,069)
Total reportable segments	15,812	13,472	2,340
General Corporate expense	(6,934)	(7,577)	643
Stock option expenses and other	(673)	(679)	6
Consolidated	$8,205	$5,216	$2,989

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2005	2004	Increase
ICO Europe	3%	2%	1%
Bayshore Industrial	12%	9%	3%
ICO Courtenay - Australasia	6%	10%	(4%)
ICO Polymers North America	2%	4%	(2%)
ICO Brazil	(11%)	2%	(13%)
Consolidated	3%	2%	1%

ICO Europe’s operating income improved $1.8 million or 75%. This improvement was primarily a result of an increase in feedstock margin per metric ton due to improved product sales pricing management (approximately $3.3 million positive impact) and a reduction in manufacturing costs of $1.7 million due primarily to the closure and consolidation of the Company’s Swedish plant. These improvements were partially offset by the impact of lower customer demand, which reduced volumes sold by 9%, and third-party Sarbanes-Oxley implementation costs of $0.3 million.

Bayshore Industrial’s operating income improved $3.4 million or 61% due to an increase in feedstock margin per metric ton sold and growth in volumes. Bayshore was able to gain operating leverage as a result of the increase in volumes.

ICO Courtenay - Australasia’s operating income declined $1.1 million or 27% primarily as a result of a reduction in volumes sold and an increase in SG&A of $1.6 million. The increase in SG&A was caused by an increase in payroll costs of $0.5 million, a stronger Australian Dollar and New Zealand Dollar compared to the U.S. Dollar ($0.3 million impact), higher bad debt expense of $0.2 million, an increase in legal fees of $0.3 million and third party Sarbanes-Oxley implementation costs of $0.1 million.

ICO Polymers North America’s operating income declined $0.7 million or 47% to $0.8 million primarily caused by higher employee medical expenses of $1.2 million and lower tolling revenues caused mostly by reduced customer demand. These items were partially offset by an improvement in feedstock margin per metric ton due to rising resin prices and better inventory management, which increased operating income by $0.9 million, lower manufacturing costs (excluding medical expenses) of $0.6 million and lower SG&A (excluding medical expenses) of $0.3 million.

ICO Brazil’s operating income (loss) declined $1.1 million to a loss of $1.0 million. The lower profitability was primarily due to a reduction in feedstock margins of $0.3 million and higher bad debt expense of $0.3 million related primarily to certain slow paying customers. The Brazilian market has been under pressure due to higher resin prices and a weak U.S. Dollar which reduced customer demand. In addition, an extended drought in Southern Brazil has reduced customer demand within the agriculture segment of the market.

General corporate expenses declined $0.6 million or 8% due to lower expenses related to lower payroll costs of $0.4 million, a reduction in profit sharing expense of $0.5 million, a reduction in external legal fees of $0.2 million and lower employee placement costs of $0.2 million. These reductions were partially offset by higher severance costs of $0.5 million and higher external accounting fees of $0.4 million due primarily to the audit for Sarbanes-Oxley.

Net Interest Expense. Net interest expense increased $0.2 million or 6% compared to fiscal 2004 due to an increase in average debt during the year and higher interest rates.

Income Taxes. The Company’s effective income tax rate for continuing operations was an expense of 4% during fiscal 2005, compared to a benefit of 54% during fiscal 2004. The change was partially due to the relation between pretax income or loss to nondeductible items and other permanent differences and the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions. In addition, during both fiscal years, the Company generated taxable income in certain European subsidiaries that enabled those subsidiaries to utilize tax assets that were previously reserved of $1.0 million and $2.1 million in fiscal years 2005 and 2004, respectively.

Income from continuing operations. Income from continuing operations improved from $3.9 million in fiscal 2004 to $5.0 million in fiscal 2005 due to the factors discussed above.

Loss From Discontinued Operations, net of income taxes. Loss from discontinued operations, net of income taxes, decreased from a loss of $3.6 million to a loss of $0.5 million. This improvement is primarily caused by a $5.0 million pre tax reserve placed against the receivable of escrowed sales proceeds during fiscal 2004 relating to the sale of the Company’s Oilfield Services business to NOV in 2002. The $0.5 million of loss during fiscal year 2005 relates primarily to legal and other expenses incurred related to discontinued operations.

Net Income. Net Income improved $4.2 million from $0.3 million in fiscal 2004 to $4.5 million in fiscal 2005 due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2005 and 2004.

Revenues	$8.4 million
Operating income	0.2 million
Income from continuing operations before income taxes	0.1 million
Net income	0.1 million

Off-Balance Sheet Arrangements

The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of September 30, 2006 and 2005.

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

You should carefully consider the factors in "Item 1A. Risk Factors” and other information contained in this report. The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the risk factors actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this statement effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has a defined benefit plan in its Holland and France subsidiaries. At September 30, 2006, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of September 30, 2006, Other Current Liabilities would have been increased by approximately $0.8 million, Deferred Income Taxes would have been reduced by approximately $0.2 million and Stockholders’ Equity would have been reduced by approximately $0.6 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. This standard will be effective for the Company starting with our interim period ending December 31, 2008. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the year ending September 30, 2007. The Company does not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by the Company of a cumulative adjustment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include debt obligations carry variable interest rates, foreign currency exchange risk and resin price risk. As of September 30, 2006, the Company had $45.8 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the twelve months ended September 30, 2006, 2005 and 2004, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on September 30, 2006 and September 30, 2005:

	As of
	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Notional value	$3,565	$6,383
Fair market value	3,565	6,461
Maturity dates	October 2006 through December 2006	October 2005 through February 2006

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of September 30, 2006 and September 30, 2005, the Company had $21.7 million and $20.3 million of raw material inventory and $19.3 million and $13.8 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of September 30, 2006, the Company had $20.5 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At September 30, 2006, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.2 million.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes. In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At September 30, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with intercompany receivable	Country of subsidiary with intercompany payable	Amount in US$ as of September 30, 2006	Currency denomination of receivable
New Zealand	Australia	$1.6 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
U.S.	Italy	$1.1 million	U.S. Dollar

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

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer concluded, based on the material weakness described below, that the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2006.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the Company did not maintain effective controls over the accounting for cumulative preferred stock in the earnings per share calculation. Specifically, the Company did not maintain effective controls over the accounting for cumulative preferred stock in the calculation of the Company's basic and diluted earnings per share. This control deficiency resulted in the restatement of the consolidated financial statements for the periods ended September 30, 2005 and 2004 and for each of the quarters ended December 31, 2005 and 2004, March 31, 2006 and 2005, June 30, 2006 and 2005 and September 30, 2005, and resulted in an audit adjustment to the consolidated financial statements for the period ended September 30, 2006. Additionally, this control deficiency could result in misstatements of the earnings per share amounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, management has concluded that the Company's internal control over financial reporting as of September 30, 2006 is not effective based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has determined that, as of the date of this filing, the material weakness in the Company's internal control over financial reporting with respect to accounting for cumulative preferred stock in the calculation of basic and diluted earnings per share in accordance with SFAS No. 128 has been remediated. Management's remediation efforts resulted in the inclusion of enhanced procedures in management's review of disclosures in the financial statements designed to ensure the appropriate accounting for the effects of cumulative preferred stock in the Company's earnings per share calculation.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

P A R T I I I

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption “Proposal 1 - Election of Directors” and to the information under the caption “Section 16(a)” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2007 Annual Meeting of Shareholders. The Proxy Statement or the information to be so incorporated will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days subsequent to September 30, 2006.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

P A R T I V

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)	The response to this portion of Item 15 is submitted as a separate section of this report on page F-1.

(b)	Exhibits required by Item 601 of S-K:

The following instruments and documents are included as Exhibits to this Form 10-K. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.		Exhibit
3.1	-	Articles of Incorporation of the Company dated March 20, 1998 (filed as Exhibit 3.1 to Form 10-Q dated August 13, 1998)
3.2	-	Amended and Restated By-Laws of the Company dated August 9, 2005 (filed as Exhibit 3.2 to Form 10-Q dated August 12, 2005)
3.3	-	Statement of Designation of $6.75 Convertible Exchangeable Preferred Stock dated March 30, 1998 (filed as Exhibit 3.2 to Form 10-K dated December 23, 1998)
3.4	-	Certificate of Amendment of Statement of Designation Establishing $6.75 Convertible Exchangeable Preferred Stock (filed as Exhibit 4.1 to Form 10-Q dated August 13, 2004)
3.5
Certificate of Amendment of Statement of Designation Establishing $6.75 Convertible Exchangeable Preferred Stock, effective November 13, 2006 (filed as Appendix A to Schedule 14C dated October 20, 2006)

3.6	-	Certificate of Designation of Junior Participating Preferred Stock of ICO Holdings, Inc. dated March 30, 1998 (filed as Exhibit 3.3 to Form 10-K dated December 23, 1998)
10.1		Amendment and Ratification Agreement dated September 15, 2006 between Computershare Investor Services LLC and ICO, Inc. (filed as Exhibit 10.1 to Form 8-K dated September 18, 2006)
10.2
Credit Agreement dated as of October 27, 2006 among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. as borrowers and KeyBank National Association as administrative agent for the Lenders. (filed as Exhibit 10.1 to Form 8-K dated October 30, 2006)

10.3	-
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc., Varco L.P., Varco Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK) Ltd, as Sellers (filed as Exhibit 10.1 to Form 8-K dated July 3, 2002)

10.4		Agreement of Settlement and Release in Full dated November 21, 2006 (filed as Exhibit 10.1 to Form 8-K dated November 22, 2006)
10.5	-	ICO, Inc. 1985 Stock Option Plan, as amended (filed as Exhibit B to the Registrant’s Definitive Proxy Statement dated April 27, 1987 for the 1987 Annual Meeting of Shareholders)
10.6	-	Fourth Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (filed as Exhibit 10.1 to form 10-Q dated August 7, 2006)
10.7	-	1994 Stock Option Plan of ICO, Inc. (filed as Exhibit A to Registrant’s Definitive Proxy Statement dated June 24, 1994 for the 1994 Annual Meeting of Shareholders)
10.8	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan (filed as Exhibit 10.11 to the Company’s Form 10-K dated December 8, 2005)
10.9	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan (filed as Exhibit 10.11 to the Company’s Form 10-K dated December 8, 2005)
10.10	-	Fourth Amended and Restated ICO, Inc. 1998 Stock Option Plan (filed as Exhibit 10.2 to Form 10-Q dated August 7, 2006)
10.11*		Incentive Stock Option Agreement (the Company’s standard form for employee stock option agreements)

Exhibit No.		Exhibit
10.12	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated October 3, 2005 (filed as Exhibit 10.1 to form 8-K dated October 7, 2005)
10.13	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated November 18, 2005 (filed as Exhibit 10.16 to Form 10-K dated December 8, 2005)
10.14	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., executed on October 5, 2005, to be effective as of October 1, 2005 (filed as Exhibit 10.2 to form 8-K dated October 7, 2005)
10.15*		First Amendment to Employment Agreement between ICO, Inc. and A. John Knapp, Jr., dated October 1, 2006, to be effective August 30, 2006
10.16	-	Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 28, 2004 (filed as Exhibit 10.2 to Form 10-Q dated January 30, 2004)
10.17	-	First Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated February 11, 2005 (filed as Exhibit 10.2 to Form 10-Q dated February 11, 2005)
10.18		Second Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon Biro, dated January 20, 2006. (filed as Exhibit 10.1 to Form 8-K dated January 20, 2006)
10.19	-	Employment Contract by and between Dario Eduardo Masutti and J.R. Courtenay (N.Z.) Limited, dated March 20, 1998 (filed as Exhibit 10.3 to Form 10-Q dated February 11, 2005)
10.20	-	Agreement by and between Derek Bristow and ICO Europe B.V., dated July 17, 2003 (filed as Exhibit 10.4 to Form 10-Q dated February 11, 2005)
10.21	-	Agreement between Derek Bristow and ICO Europe B.V. dated July 6, 2005, and executed by Mr. Bristow on July 25, 2005 (filed as Exhibit 10.3 to Form 10-Q dated August 12, 2005)
10.22	-	Stock Option Agreement between Gregory T. Barmore and ICO, Inc. dated November 18, 2005 (filed as Exhibit 10.1 to Form 8-K dated March 15, 2006)
10.23	-	Stock Option Agreement between Gregory T. Barmore and ICO, Inc. dated November 18, 2005 (filed as Exhibit 10.2 to Form 8-K dated March 15, 2006)
21.1*	-	Subsidiaries of the Company
23.1*	-	Consent of independent accountants
31.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
______________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	December 13, 2006
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer, and	December 13, 2006
A. John Knapp, Jr.	Director (Principal Executive Officer)

/s/ Jon C. Biro	Chief Financial Officer, Treasurer, and Director	December 13, 2006
Jon C. Biro	(Principal Financial Officer)

/s/ Eric O. English	Director	December 13, 2006
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 13, 2006
David E.K. Frischkorn, Jr.

/s/ Daniel R. Gaubert	Director	December 13, 2006
Daniel R. Gaubert

/s/ John F. Gibson	Director	December 13, 2006
John F. Gibson

/s/ Charles T. McCord, III	Director	December 13, 2006
Charles T. McCord, III

/s/ Warren W. Wilder	Director	December 13, 2006
Warren W. Wilder

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

We have completed integrated audits of ICO, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended September 30, 2005 and 2004.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of a material weakness related to ineffective controls over the accounting for cumulative preferred stock in the earnings per share calculation, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the following material weakness has been identified and included in management's assessment:

The Company did not maintain effective controls over the accounting for cumulative preferred stock in the earnings per share calculation. Specifically, the Company did not maintain effective controls over the accounting for cumulative preferred stock in the calculation of the Company's basic and diluted earnings per share. This control deficiency resulted in the restatement of the consolidated financial statements for the periods ended September 30, 2005 and 2004 and for each of the quarters ended December 31, 2005 and 2004, March 31, 2006 and 2005, June 30, 2006 and 2005 and September 30, 2005, and resulted in an audit adjustment to the consolidated financial statements for the period ended September 30, 2006. Additionally, this control deficiency could result in misstatements of the earnings per share amounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that ICO, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ICO, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Houston, Texas 77002
December 13, 2006

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
	2006	2005
ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$17,427	$3,234
Trade receivables (less allowance for doubtful accounts
of $2,509 and $2,144, respectively)	67,742	57,132
Inventories	41,961	35,006
Deferred income taxes	2,195	2,579
Prepaid and other current assets	6,775	5,542
Total current assets	136,100	103,493

Property, plant and equipment, net	50,884	49,274
Goodwill	8,585	8,831
Other assets	2,392	2,657
Total assets	$197,961	$164,255

LIABILITIES, STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current liabilities:
Short-term borrowings under credit facilities	$17,214	$8,989
Current portion of long-term debt	4,696	5,657
Accounts payable	35,809	31,387
Accrued salaries and wages	5,360	4,181
Income taxes payable	4,188	1,459
Other current liabilities	11,332	10,438
Total current liabilities	78,599	62,111

Long-term debt, net of current portion	21,559	18,993
Deferred income taxes	4,210	4,383
Other long-term liabilities	1,876	1,678
Total liabilities	106,244	87,165

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible exchangeable preferred stock, without par value - 345,000 shares authorized; 322,500 shares issued and outstanding with a
liquidation preference of $40,410 and $38,234, respectively	13	13
Undesignated preferred stock, without par value - 105,000 shares authorized;
No shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,792,168 and 25,544,997 shares issued and outstanding, respectively	45,087	44,265
Additional paid-in capital	104,844	104,134
Accumulated other comprehensive loss	(154)	(1,245)
Accumulated deficit	(58,073)	(70,077)
Total stockholders’ equity	91,717	77,090
Total liabilities and stockholders’ equity	$197,961	$164,255

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2006	2005 (restated)	2004 (restated)
	(In thousands, except share data)
Revenues:
Sales	$289,163	$262,818	$221,700
Services	35,168	33,788	35,825
Total revenues	324,331	296,606	257,525
Cost and expenses:
Cost of sales (exclusive of depreciation shown separately below)	238,735	220,961	186,817
Cost of services (exclusive of depreciation shown separately below)	22,493	22,179	22,854
Selling, general and administrative	34,284	37,001	33,788
Depreciation	7,287	7,584	7,779
Amortization of intangibles	99	188	217
Impairment, restructuring and other costs	118	488	854
Operating income	21,315	8,205	5,216
Other income (expense):
Interest expense, net	(2,091)	(2,836)	(2,663)
Other income (expense)	75	(149)	(35)
Income from continuing operations before income taxes	19,299	5,220	2,518
Provision (benefit) for income taxes	5,836	218	(1,370)
Income from continuing operations	13,463	5,002	3,888
Loss from discontinued operations, net of benefit for income
taxes of $786, $268, and $1,955, respectively	(1,459)	(497)	(3,631)
Net income	$12,004	$4,505	$257
Undeclared and unpaid Preferred Stock dividends, as restated	(2,176)	(2,176)	(2,176)
Net income (loss) applicable to common stock, as restated	$9,828	$2,329	$(1,919)

Basic and diluted income per share:
Basic income from continuing operations, as restated	$.44	$.11	$.07
Basic net income (loss) per common share, as restated	$.38	$.09	$(.08)
Diluted income from continuing operations, as restated	$.43	$.11	$.07
Diluted net income (loss) per common share, as restated	$.37	$.09	$(.08)

Basic weighted average shares outstanding	25,680,000	25,442,000	25,276,000
Diluted weighted average shares outstanding, as restated	26,255,000	25,816,000	25,329,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities:	(Dollars in thousands)
Net income	$12,004	$4,505	$257
Loss from discontinued operations	1,459	497	3,631
Depreciation and amortization	7,386	7,772	7,996
Stock option compensation expense	857	673	679
Impairment, restructuring and other costs	─	─	463
Changes in assets and liabilities providing/(requiring) cash:
Receivables	(9,021)	(3,974)	(9,526)
Inventories	(6,121)	(2,599)	(7,125)
Other assets	(1,874)	(1,424)	687
Income taxes payable	3,571	609	350
Deferred taxes	1,346	(932)	(684)
Accounts payable	3,612	(479)	8,514
Other liabilities	279	201	(426)
Net cash provided by operating activities by continuing operations	13,498	4,849	4,816
Net cash used for operating activities by
discontinued operations	(353)	(822)	(1,431)
Net cash provided by operating activities	13,145	4,027	3,385

Cash flows used for investing activities:
Capital expenditures	(8,080)	(5,039)	(4,725)
Proceeds from disposition of property, plant and equipment	13	953	450
Net cash used for investing activities for continuing operations	(8,067)	(4,086)	(4,275)

Cash flows provided by (used for) financing activities:
Common stock transactions	422	214	149
Increase in short-term borrowings under credit facilities, net	7,977	137	2,456
Proceeds from long-term debt	11,930	13,826	1,550
Repayments of long-term debt	(10,990)	(12,437)	(5,597)
Debt financing costs	(326)	(267)	─
Net cash provided by (used for) financing activities for
continuing operations	9,013	1,473	(1,442)

Effect of exchange rates on cash	102	(111)	149
Net increase (decrease) in cash and equivalents	14,193	1,303	(2,183)
Cash and cash equivalents at beginning of period	3,234	1,931	4,114
Cash and cash equivalents at end of period	$17,427	$3,234	$1,931

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(2,365)	$(3,166)	$(2,692)
Income taxes	(2,390)	(3,461)	(1,976)

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands, except share data)
Balance at September 30, 2003	$13	25,146,550	$43,555	$102,811		$(4,211)	$(74,839)	$67,329
Issuance of shares in connection with employee benefit plans	-	110,921	103	-		-	-	103
Issuance of stock options	-	-	-	679		-	-	679
Exercise of employee stock options	-	81,295	149	(38)		-	-	111
Translation adjustment	-	-	-	-	$2,558	2,558	-	2,558
Unrealized net loss on foreign currency hedges	-	-	-	-	(96)	(96)	-	(96)
Net income	-	-	-	-	257	-	257	257
Comprehensive income	-	-	-	-	$2,719	-	-	-

Balance at September 30, 2004	13	25,338,766	43,807	103,452		(1,749)	(74,582)	70,941
Issuance of shares in connection with employee benefit plans	-	83,603	244			-	-	244
Issuance of stock options	-	-	-	673		-	-	673
Exercise of employee stock options	-	122,628	214	9		-	-	223
Translation adjustment	-	-	-	-	$411	411	-	411
Unrealized net gain on foreign currency hedges	-	-	-	-	93	93	-	93
Net income	-	-	-	-	4,505	-	4,505	4,505
Comprehensive income	-	-	-	-	$5,009	-	-	-

Balance at September 30, 2005	13	25,544,997	44,265	104,134		(1,245)	(70,077)	77,090
Issuance of shares in connection with employee benefit plans	-	86,512	253	-		-	-	253
Issuance of stock options	-	-	-	857		-	-	857
Exercise of employee stock options	-	160,659	569	(147)		-	-	422
Translation adjustment	-	-	-	-	$1,013	1,013	-	1,013
Unrealized net gain on foreign currency hedges	-	-	-	-	78	78	-	78
Net income	-	-	-	-	12,004	-	12,004	12,004
Comprehensive income	-	-	-	-	$13,095	-	-	-
Balance at September 30, 2006	$13	25,792,168	$45,087	$104,844		$(154)	$(58,073)	$91,717

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries (“the Company”) manufacture specialty resins and concentrates and provide specialized polymers processing services. The specialty resins manufactured by the Company are typically produced into a powder form. Concentrates produced by the Company generally are mixed by customers with polymer filler resins to give plastic films desired characteristics and to reduce customer’s raw material costs. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt-blended into base resins to give plastic films and other finished products desired physical properties. The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through the Company’s 18 operating facilities located in 9 countries in North America, Europe, Australasia and South America. The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

Estimates surrounding employee benefit liabilities are related to the Company maintaining a partially self-insured medical plan in the United States (with stop loss insurance coverage limiting the Company’s expense to $0.1 million per covered person per year). Estimates are required in evaluating the Company’s medical expense incurred, but not paid due to the timing difference between when an employee receives medical care and the time the claim is processed and paid by the Company (typically a two to three month timing difference). The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction. Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States (with the exception of fiscal year 2004) with stop loss insurance coverage limiting the Company’s expense to $0.2 million per claim in fiscal year 2006, a decline from $0.3 million in fiscal year 2005. Estimates are made for ultimate costs associated with open workers’ compensation claims as well as for claims not yet reported. Inventory reserves are estimated based upon the Company’s review of its inventory. This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete. Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances. Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record. Actual results could differ from the estimates discussed above. Management believes that its estimates are reasonable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill - The Company does not amortize goodwill. However, the Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the discounted cash flow method. The Company’s goodwill is recorded in Bayshore Industrial, Inc. and ICO Courtenay-Australasia. The Company completed its annual impairment testing on September 30, 2006 which resulted in no impairment loss being recognized.

Currency Translation - Amounts in foreign currencies are translated into U.S. dollars. When local functional currency is translated to U.S. dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings. Net foreign currency transaction gains (losses) were not significant in fiscal years 2006, 2005 and 2004.

The fluctuations of the U.S Dollar against the Euro, Swedish Krona, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations. The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2006 and 2005.
Years Ended
September 30,
	2006	2005
Revenues	$(3.8) million	$8.4 million
Operating income	(0.3) million	0.2 million
Income from continuing operations before income taxes	(0.2) million	0.1 million
Net income	(0.2) million	0.1 million

Stock Options - Effective October 1, 2005, SFAS No. 123R, Share-Based Payment, became effective for the Company. This standard requires, among other things, the Company to expense share-based payment transactions using the grant-date fair value based method. The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the adoption of the revised standard did not have a material impact on the Company’s financial statements. Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years. The Company expenses the fair value of stock option grants over the vesting period, where applicable. In stock option grants with a graded vesting schedule, the Company recognizes the fair value of the stock option grant over the requisite service period for the entire award and ensures that the amount recognized at any date at least equals the portion of the grant-date value of the stock option award that has vested.

Environmental - Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations and which do not contribute to generating current or future revenue, are also expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Also, see Note 16 - “Commitments and Contingencies.”

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

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. The Company has unremitted earnings from foreign subsidiaries of approximately $7.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Exchange Agreements - All derivative financial instruments that qualify for hedge accounting, are recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are recognized in stockholders’ equity (as a component of comprehensive income (loss)). The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2006, 2005 and 2004. Cash flows from the derivative financial instruments which are classified as cash flow hedges have been classified in the same category as the item being hedged in the Consolidated Statement of Cash Flows.

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

Sales Taxes - The Company presents its revenues in the Statement of Operations net of any sales taxes (excluded from revenues).

Reclassifications - Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications including separately showing “Income taxes payable” in the Consolidated Balance Sheet and separately showing “Increase in short-term borrowings under credit facilities, net” in the Consolidated Statement of Cash Flows.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change in accounting principle. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No.154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this statement effective October 1, 2006. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has a defined benefit plan in its Holland and France subsidiaries. At September 30, 2006, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of September 30, 2006, Other Current Liabilities would have been increased by approximately $0.8 million, Deferred Income Taxes would have been reduced by approximately $0.2 million and Stockholders’ Equity would have been reduced by approximately $0.6 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. This standard will be effective for the Company starting with our interim period ending December 31, 2008. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the year ending September30, 2007. The Company does not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by the Company of a cumulative adjustment.

Note 2 - Restatement of Previously Reported Earnings Per Share

During fiscal 2006, an error was discovered in how the Company’s previously reported earnings per share were calculated. The Company did not deduct undeclared and unpaid Preferred Stock dividends, beginning with the quarter ended March 31, 2003, that accrue to the liquidation preference of the Company’s outstanding Preferred Stock from net income (loss) in calculating earnings per share. The restatement does not impact previously reported revenues, cash flow, net income (loss) or balance sheet components. The Company has restated its earnings per share for the years ended September 30, 2005 and 2004 and for each of the quarters ended December 31, 2005 and 2004, March 31, 2006 and 2005, June 30, 2006 and 2005, and September 30, 2005.

The following tables present selected Consolidated Statement of Operations data for the years ended September 30, 2005 and 2004. The Company previously reported basic earnings per share erroneously by not deducting the unpaid and undeclared Preferred Stock dividends of $544,000 per quarter and $2,176,000 per year from net income (loss) in deriving basic earnings per share. In computing diluted earnings per share, the Company erroneously did not deduct the unpaid and undeclared Preferred Stock dividends from net income (loss), and incorrectly assumed the conversion of the Preferred Stock by including the resultant common equivalent shares in the diluted earnings per share computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Consolidated Statement of Operations data:

	Years Ended September 30,
	2005		2004
	As Reported	As Restated	As Reported	As Restated
	(In thousands, except share data)
Total revenues	$296,606	$296,606	$257,525	$257,525
Operating income	8,205	8,205	5,216	5,216
Income from continuing operations	5,002	5,002	3,888	3,888
Loss from discontinued operations	(497)	(497)	(3,631)	(3,631)
Net income	$4,505	$4,505	$257	$257
Undeclared and unpaid Preferred Stock dividends	-	(2,176)	-	(2,176)
Net income (loss) applicable to common stock	$4,505	$2,329	$257	$(1,919)

Basic and diluted income (loss) per share:
Basic income from continuing operations	$.20	$.11	$.15	$.07
Basic net income (loss) per common share	$.18	$.09	$.01	$(.08)

Diluted income from continuing operations	$.17	$.11	$.14	$.07
Diluted net income (loss) per common share	$.15	$.09	$.01	$(.08)

Basic weighted average shares outstanding	25,442,000	25,442,000	25,276,000	25,276,000
Diluted weighted average shares outstanding	29,350,600	25,816,000	28,863,600	25,329,000

See Note 21 “Selected Quarterly Financial Information (Unaudited)” for the effect of the restatement upon quarterly unaudited data.

Note 3 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), and end users such as rotational molders. No single customer accounted for more than 10% of revenues during fiscal years 2006, 2005 and 2004. The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company provides allowances for potential credit losses when collection becomes doubtful. Accordingly, management considers such credit risk to be limited.

Note 4 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, long-term debt and foreign currency derivative contracts. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short term debt approximate fair value due to the highly liquid nature of these short-term instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a non-functional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The following table includes the total foreign exchange contracts outstanding on September 30, 2006 and September 30, 2005:

	As of
	September 30, 2006	September 30, 2005
	(Dollars in Thousands)
Notional value	$3,565	$6,383
Fair market value	3,565	6,461
Maturity dates	October 2006 through December 2006	October 2005 through February 2006

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2006 and 2005 are as follows:

	ICO Courtenay-Australasia	Bayshore Industrial	Total

Balance at September 30, 2004	$4,226	$4,493	$8,719
Foreign currency impact	112	-	112
Balance at September 30, 2005	4,338	4,493	8,831
Foreign currency impact	(246)	-	(246)
Balance at September 30, 2006	$4,092	$4,493	$8,585

Note 6 - Impairment, Restructuring and Other Costs

During fiscal year 2006, the Company incurred costs of $55,000 as a result of Hurricane Rita (caused minor damage to the Company’s China, Texas location) and lease cancellation costs of $63,000 associated with the former location of its European technical center, which was relocated in fiscal 2005.

The Company incurred costs in fiscal year 2005 as a result of Hurricane Rita ($110,000), the relocation of its European technical center ($0.2 million), and the 2004 closure of its Swedish manufacturing operation ($135,000).

During fiscal year 2004, the Company recognized costs associated with the closure of the Company’s Swedish operation ($0.6 million) during fiscal year 2004, severance costs related to the termination of certain employees in North America and Europe ($0.2 million) and costs associated with the closure of a rotational mold fabrication business in the UK ($55,000).

All impairment, restructuring and other costs have been paid as of September 30, 2006.

Note 7 - Inventories

Inventories at September 30 consisted of the following:

	2006	2005
	(Dollars in thousands)
Raw materials	$21,722	$20,276
Finished goods	19,286	13,815
Supplies	953	915
Total Inventory	$41,961	$35,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:
	Total
	2006	2005
	(Dollars in thousands)
Machinery and equipment	$91,543	$82,548
Buildings	24,623	23,738
Land and site improvements	5,492	5,265
Construction in progress	2,145	2,575
Other	719	634
	124,522	114,760
Accumulated depreciation	(73,638)	(65,486)
Property, plant and equipment, net	$50,884	$49,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Long-term Debt

Long-term debt at September 30, 2006 and 2005 consisted of the following. Obligations denominated in a foreign currency have been translated using year-end exchange rates.
	September 30, 2006	September 30, 2005
	(Dollars in Thousands)
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	$6,222	$-
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,146	4,338
Term loans of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,274	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid monthly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,068	2,185
Term loan of the Company’s French subsidiary. Principal and interest paid quarterly with a variable interest rate through September 2010. Interest rate as of September 30, 2006 was 3.8%.	1,903	-
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,681	1,688
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of September 30, 2006 and September 30, 2005 were 8.2%. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through April 2007. Interest and principal payments are made quarterly.	1,574	2,377
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,241	1,460
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 5.0% through January 2010.	880	1,062
Term loan of one of the Company’s U.S. subsidiaries, collateralized by certain machinery and equipment of the subsidiary. Principal and interest paid monthly with a variable interest rate through June 2012. Interest rates as of September 30, 2006 and September 30, 2005 were 7.3% and 5.9%, respectively.	821	964
Term loans of the Company’s Italian subsidiary collateralized by certain property, plant and equipment of the subsidiary. Interest rate as of September 30, 2005 was 5.9%.	-	4,155
10 3/8% Series B Senior Notes	-	3,000
Various others loans and capital leases collateralized by mortgages on certain land and buildings and other assets of the Company. As of September 30, 2006, interest rates range between 3.0% and 10.25% with maturity dates between October 2006 and February 2027. The interest and principal payments are made monthly, quarterly or semi-annually.	2,445	3,421
Total	26,255	24,650
Less current maturities of long-term debt	4,696	5,657
Long-term debt less current maturities	$21,559	$18,993

During fiscal year 2006, the Company closed on numerous refinancings in order to increase the Company’s liquidity and lower the Company’s cost of debt. In total, the Company obtained new term loans of $11.9 million within the Company’s U.S. and European subsidiaries. The Company repaid $11.0 million of long-term debt, including the redemption of the remaining $3.0 million of the Company’s 10 3/8% Series B Senior Notes at par value.

As of September 30, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.6 million of term debt and $3.4 million of short-term borrowings under credit facilities. The Company has received a letter of waiver from National Australia Bank Limited in relation to the violation of this debt covenant and an extension on the maturity of the facility to April 2007. These debt amounts are classified as current liabilities in the Company’s Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s total carrying amount of assets pledged as collateral on its long term loans and credit arrangements is approximately $134.2 million, comprised mainly of certain property, plant and equipment, accounts receivable and inventory.

The Company’s foreign debt obligations contain various financial covenants and restrictions. Approximately 36% of the Company’s net assets are restricted from being distributed to the parent Company without approval from certain foreign lenders.

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
(Dollars in thousands)
2007	$4,696
2008	3,152
2009	3,442
2010	2,336
2011	1,442
Thereafter	11,187

Note 10 - Credit Arrangements

The Company maintains several lines of credit. Total credit availability net of outstanding borrowings, letters of credit and applicable foreign currency contracts totaled $41.1 million and $34.5 million at September 30, 2006 and September 30, 2005, respectively. The facilities are collateralized by certain assets of the Company. Borrowings under these agreements totaled $18.0 million and $10.0 million at September 30, 2006 and September 30, 2005, respectively.

There was $0.8 million and $1.0 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006 and September 30, 2005, respectively. The amount of available borrowings under the Company’s domestic credit facility with Wachovia Bank, National Association (“Wachovia Bank”) was $20.8 million and $19.7 million based on the credit facility limits, current levels of accounts receivables, inventory, outstanding letters of credit and borrowings as of September 30, 2006 and September 30, 2005, respectively.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. There were $17.2 million and $9.0 million of outstanding borrowings under these foreign credit facilities as of September 30, 2006 and September 30, 2005, respectively. The aggregate amount of available borrowings under the foreign credit facilities was $20.3 million (of which $1.0 million relates to the Company’s Australian subsidiary, which obtained a waiver from National Australia Bank Limited regarding a violation of a financial covenant contained in the governing loan agreement) and $14.8 million based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings as of September 30, 2006 and September 30, 2005, respectively.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2006 and 2005 was 6.0% and 6.7%, respectively.

On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”). The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility. The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank. Proceeds of the KeyBank Credit Facility are being or may be used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock. The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement. The borrowing capacity varies based upon the levels of domestic cash,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables and inventory. Under the new KeyBank Credit Facility, the amount of available borrowings based on the Credit Facility limits, outstanding letters of credit and borrowings as of November 30, 2006 was approximately $25.6 million, including the $15.0 million term loan the Company has not drawn down as of November 30, 2006.

The Credit Agreement establishing the new KeyBank Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio, and a required level of profitability. In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

In addition, any “change of control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement. “Change of Control,” as defined in the Credit Agreement, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the SEC under the 1934 Act, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

Note 11 - Earnings (Loss) Per Share (“EPS”)

The Company presents both basic and diluted EPS amounts. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the fiscal years ended September 30, 2006, 2005 and 2004 are presented below:

	Years Ended September 30,
	2006	2005 (restated)	2004 (restated)
Basic income per share:
Income from continuing operations, as restated	$.44	$.11	$.07
Loss from discontinued operations	(.06)	(.02)	(.14)
Basic net income (loss) per common share, as restated	$.38	$.09	$(.08)

Diluted income per share:
Income from continuing operations, as restated	$.43	$.11	$.07
Loss from discontinued operations, as restated	(.06)	(.02)	(.14)
Diluted net income (loss) per common share, as restated	$.37	$.09	$(.08)

See Note 2 “Restatement of Previously Reported Earnings per Share” for discussion of the restatement of previously reported earnings per share for fiscal years 2005 and 2004.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended September 30,
Weighted-average shares outstanding:	2006	2005 (restated)	2004 (restated)

Basic	25,680,000	25,442,000	25,276,000
Incremental shares from stock options	575,000	374,000	53,000
Diluted, as restated	26,255,000	25,816,000	25,329,000

The total amount of anti-dilutive securities for the years ended September 30, 2006, 2005, and 2004 were 5,080,600, 4,714,600 and 5,362,600 shares, respectively.

The following presents the computation of adjusted net income (loss) used in computing earnings per share:

	Years Ended September 30,
	2006	2005 (restated)	2004 (restated)

Net income	$12,004	$4,505	$257
Less undeclared and unpaid preferred stock dividends, as restated	(2,176)	(2,176)	(2,176)
Net income (loss) applicable to common stock, as restated	$9,828	$2,329	$(1,919)

Note - 12 Stockholders’ Equity

During November 1993, the Company completed its initial offering of the $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The shares of Preferred Stock are evidenced by Depositary Shares, each representing 1/4 of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each share of Preferred Stock is convertible into 10.96 shares of the Company’s Common Stock (equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to Additional Paid-In Capital. Preferred Stock dividends of $1.6875 per Depositary Share were paid quarterly through December 31, 2002. Quarterly dividends (in an aggregate amount of $544,000 per quarter prior to the reduction in outstanding shares of the Preferred Stock following the recent repurchases described herein) have not been paid or declared on the Preferred Stock since January 1, 2003, and dividends in arrears through September 30, 2006 aggregated $8.2 million, or $6.33 per Depositary Share. Dividends on Preferred Stock are cumulative and missed dividends accrue to the liquidation preference of the Preferred Stock. During the fourth quarter of fiscal 2004, the holders of the Preferred Stock elected two additional directors to the Company’s Board of Directors because the Company had not declared a dividend on the Preferred Stock for six consecutive quarters. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on the Company’s Common Stock.

No cash dividends were paid during each fiscal year ended September 30, 2006, 2005 and 2004, respectively, on the Company’s Preferred Stock. Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2006 totaled $7.7 million. Cumulative dividends on the Company’s Preferred Stock paid out of accumulated deficit totaled $12.1 million through September 30, 2006.

There were no dividends paid on the Company’s Common Stock during fiscal years ended September 30, 2006, 2005 and 2004. Cumulative liquidating dividends on the Company’s Common Stock paid out of Additional Paid-in Capital through September 30, 2006 totaled $5.7 million. Cumulative dividends on the Company’s Common Stock paid out of accumulated deficit totaled $7.8 million through September 30, 2006.

On October 3, 2006, the holders of approximately 80.9% of the voting power of the Preferred Stock proposed and approved amendments to the Company’s Statement of Designations for its Preferred Stock, which became effective November 13, 2006. The amendments authorize the Company to repurchase shares of Preferred Stock while dividends on shares of Preferred Stock are in arrears. The amendments also terminate the right of holders of Preferred Stock to elect up to two directors while dividends payable to holders of Preferred Stock are in arrears, when there are fewer than 80,000 shares of Preferred Stock outstanding (or 320,000 Depositary Shares). Through December 11, 2006, the Company repurchased 273,538 shares of Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock (represented by 1,094,153 Depositary Shares), or 84.8% of the authorized and outstanding Preferred Stock for $26.00 per Depositary Share, for total consideration of $28.4 million. The dividends that were in arrears on these 1,094,153 Depositary Shares were extinguished by the repurchase. Therefore, dividends in arrears as of December 11, 2006 aggregate only $1.2 million rather than the $8.2 million in arrears as of September 30, 2006. This repurchase also leaves fewer than 80,000 shares of Preferred Stock (represented by fewer than 320,000 Depositary Shares) outstanding, and thus, terminated the right of the holders of the Preferred Stock to elect special directors. Except as described in the preceding sentences, the referenced amendments to the Statement of Designations for the Preferred Stock do not affect the rights of the holders of Preferred Stock or the Common Stock. The number of authorized shares of Preferred Stock and Common Stock are not affected by the foregoing; however, the Company plans to retire the Preferred Stock that has been repurchased and that may be repurchased in future transactions.

Note 13 - Stock Option Plans

The Company has five active stock option plans, one for non-employee directors and four for employees, as described below.

The Company’s Stock Option Plan for Non-Employee Directors - The purpose of the Third Amended and Restated 1993 Stock Option Plan for Non-Employee Directors (the “Director Plan”) is to provide an additional incentive to attract and retain qualified and competent directors through the encouragement of stock ownership in the Company by such persons. Under the Director Plan each non-employee director of the Company is automatically granted (i) options (“Options”) to purchase 5,000 shares of the Company’s Common Stock (“Shares”) on the date when he or she becomes a director, and (ii) Options to purchase an additional 5,000 Shares on the first business day after the date of each Annual Meeting of Shareholders of the Company (such Options automatically granted as described in the preceding sentence being referred to herein as “Annual Director Options”). At the Company’s 2006 Annual Meeting of Shareholders, the Company’s Shareholders approved an amendment to the Director Plan, effective as of November 18, 2005, allowing for discretionary Option grants to non-employee directors (“Discretionary Director Options”). All Options granted under the Director Plan are issued at an exercise price per share equal to 100% of the “fair market value” of the Company’s Common Stock on the date of grant, defined as the closing sales price of the Shares on NASDAQ on the business day immediately preceding the day of grant. Furthermore, no Options granted under the Director Plan are Incentive Stock Options as defined in Section 422(b) of the Internal Revenue Code. The Annual Director Options vest six months and one day after the date of grant, and the unexercised portion of any Annual Director Options automatically terminates on the earliest of (i) thirty days after the optionee ceases to be a director for any reason other than as a result of death of the optionee; (ii) one year after the date an optionee ceases to be a director by reason of death of the optionee, or six months after the optionee’s death if that occurs during the thirty day period described in (i); or (iii) on the tenth anniversary of the date of grant of the option. Discretionary Director Options permitted under the Director Plan may have alternative vesting schedules and termination schedules, and are not limited in terms of the number of Options that may be granted to a particular non-employee director in a given time frame. The maximum number of Shares that may be issued pursuant to Options granted under the Director Plan is 410,000. In the event that a former non-employee director’s Options terminate because the director failed to exercise them within the required time frame, that former non-employee director’s Options will become available for re-grant under the Director Plan. New shares of Common Stock are issued upon exercise of Stock Options. As of September 30, 2006, Options to purchase 150,000 Shares, with a weighted average exercise price of $2.65 per share, were exercisable. Options to purchase 200,000 shares with a weighted average price of $2.71 per share were outstanding under the terms of the Director Plan. No new Options may be granted under the Director Plan after January 8, 2009.

The Company’s Employee Stock Option Plans - The common purpose of the Company’s four active employee stock option plans (collectively “Employee Plans”), with inception dates in 1994, 1995, 1996, and 1998 respectively, is to promote the interests of the Company and its shareholders by providing a means for employees of the Company and its subsidiaries to acquire a proprietary interest in the Company, thereby strengthening the Company’s ability to attract capable management personnel and provide inducement for such employees to remain employed by the Company and its subsidiaries and to perform at their maximum levels. The price at which each Share may be purchased pursuant to an Incentive Stock Option (as defined in Section 422(b) of the Internal Revenue Code) granted under the 1994, 1995 and 1996 Employee Plans, and pursuant to any Option granted under the 1998 Employee Plan, cannot be less than the fair market value of the Company’s Common Stock on the date of grant, defined as the closing sales price of the Shares on NASDAQ on the date of grant. Options issued under any of the Employee Plans may vest immediately, or may vest over a specified employment period after the date of grant, and may have a term of up to 10 years after the grant date during which they can be exercised, at the discretion of the Compensation Committee of the Board of Directors, which has been designated to administer the Employee Plans. New shares of Common Stock are issued upon exercise of Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options. Options granted under the Employee Plans may be Incentive Stock Options or nonqualified stock options (meaning any Option granted under the Plan which is not an Incentive Stock Option). In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new Options therefore, according to the 1995, 1996 and 1998 Employee Plans as written as of November 15, 2005 and Options granted as of that date, all outstanding Options subject to a vesting schedule shall become fully (100%) vested prior to the effective date of such transaction. Most Options granted under the Employee Plans after November 15, 2005 provide for vesting as described in the preceding sentence; however, on November 16, 2005, the 1998 Employee Plan was amended to provide that, if specified in the Option Agreement pursuant to which Options are granted to an employee, it may be agreed that unvested Options do not automatically vest in the circumstances described in the previous sentence.  As of September 30, 2006, options to purchase 1,135,000 Shares, with a weighted average exercise price of $2.24 per Share, were exercisable and options to purchase 1,921,000 Shares, with a weighted average exercise price of $2.71 per Share, were outstanding under the terms of the Plans. No new options may be granted under the 1994, 1995 or 1996 Plans. No new options may be granted under the 1998 Plan after January 12, 2008.

There were 266,000, 793,000 and 643,000 Shares available for grant (representing the sum of Options available for grant under the Director Plan and the four Employee Plans) at September 30, 2006, 2005, and 2004, respectively.

During the first quarter of fiscal year 2006, SFAS No. 123R, Share-Based Payment, became effective for the Company.  This standard requires, among other things, a Company to expense share-based payment transactions using the grant-date fair value based method. The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 on October 1, 2002, thus the adoption of the revised standard did not have a material impact on the Company’s financial statements.  Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations was $0.9 million, $0.7 million and $0.7 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. The total income tax benefit (provision) recognized related to stock option activity in the consolidated statement of operations was $0.2 million, $(0.1) million and $0.2 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

All Options granted during the fiscal year were granted at an exercise price equal to the fair market value of the Shares on the Date of Grant (as defined in the applicable Option plan). The Company uses the Black-Scholes pricing model to calculate the grant - date fair value of its Options for accounting purposes. The following table presents the assumptions used in valuing Options granted during fiscal years 2006, 2005 and 2004.

	Fiscal Year Ended September 30,
	2006	2005	2004
Weighted average fair value	$1.84	$1.66	$1.45

Assumptions used:
Expected life of stock options	5.2 years	5.4 years	5.0 years
Expected dividend yield over life of stock options	0%	0%	0%
Expected stock price volatility	57%	69%	78%
Risk-free interest rate	4.37%	3.67%	3.29%

The following is a summary of stock option activity for the year ended September 30, 2006:

		Weighted	Weighted
	Option	Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at beginning of year	1,554	$2.38
Granted	945	3.41
Exercised	(161)	2.62
Forfeited/cancelled	(217)	3.43
Outstanding at end of year	2,121	$2.71	6 years	$8.3 million
Options exercisable at year end	1,285	$2.29	6 years	$5.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of Options exercised during the fiscal years ended September 30, 2006, 2005 and 2004 was $0.4 million, $0.1 million and $0.1 million, respectively, and the total cash received was $0.4 million, $0.2 million and $0.1 million, respectively.

During fiscal year 2006, the Company granted Options to purchase 212,260 shares of the Company’s Common Stock (“Shares”) to the Company’s Presidents of ICO Polymers North America, ICO Europe, ICO Courtenay-Australasia and Bayshore Industrial. These Options vest over a four-year period, with exercise prices ranging from $2.40 to $5.40 per Share. In the first quarter of fiscal year 2006, the Company granted Options to purchase 360,000 Shares to A. John Knapp, Jr., the Company’s President and Chief Executive Officer. The Options granted to Mr. Knapp vest over fiscal years 2006 and 2007, and 180,000 of the referenced Options contain certain performance conditions that must be met in order for the Options to vest. Furthermore, in the first quarter of fiscal year 2006 the Company granted Options to purchase 60,000 Shares to the Chairman of the Company’s Board of Directors, Gregory T. Barmore. Options granted to Mr. Barmore will vest over fiscal years 2006 and 2007 and 30,000 of those Options contain certain performance conditions that must be met in order for the Options to vest.

As of September 30, 2006, there were 210,000 Options outstanding that contained performance conditions, all of which were nonvested. These options vest based on the financial performance of the Company in fiscal year 2006 and fiscal year 2007. The performance conditions related to fiscal year 2006 were achieved, and on December 15, 2006, 105,000 of the 210,000 performance-based Options will vest. The weighted average exercise price of the performance-based Options is $2.40, and the weighted average remaining contractual term of the referenced Options is 6 years as of September 30, 2006. The weighted average grant date fair value of the referenced performance-based Options was $1.34. Aggregate intrinsic value of the outstanding Options with performance conditions as of September 30, 2006 is $0.9 million.

On September 2, 2005, W. Robert Parkey, Jr. resigned from his position as the President and Chief Executive Officer of the Company and from the Board of Directors, effective as of September 30, 2005. In connection with his resignation, Mr. Parkey entered into an Employment, Consulting and Separation Agreement and Release (“Separation Agreement”). As part of the Separation Agreement, the Company accelerated vesting on certain outstanding stock options and Mr. Parkey forfeited certain outstanding stock options. In addition, the Company modified the expiration date of certain outstanding stock options. As a result of these modifications, the Company recognized a reduction in stock option compensation expense of $0.1 million in September 2005. In connection with the resignation, the Company recognized $0.2 million of severance expense in fiscal 2005.

A summary of the status of the Company’s nonvested Options as of September 30, 2006 and changes during the twelve months ended September 30, 2006, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2005	330	$1.44	$2.24
Granted	829	1.90	3.55
Vested	(313)	1.42	2.49
Forfeited	(10)	1.79	2.68
Nonvested at September 30, 2006	836	$1.87	$3.45

As of September 30, 2006, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations related to the 836,000 of nonvested stock options was $0.9 million which will be recognized over a weighted-average period of approximately 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign continuing operations are as follows:

	Years Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Domestic	$12,269	$742	$(9,801)
Foreign	7,030	4,478	12,319
	$19,299	$5,220	$2,518

The expense (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Current:
Federal	$3,941	$511	$(2,870)
State	31	-	197
Foreign	1,942	1,766	2,019
	5,914	2,277	(654)
Deferred:
Federal	83	(121)	(670)
State	6	(316)	109
Foreign	(167)	(1,622)	(155)
	(78)	(2,059)	(716)
Total:
Federal	4,024	390	(3,540)
State	37	(316)	306
Foreign	1,775	144	1,864
	$5,836	$218	$(1,370)

A reconciliation of the income tax expense (benefit), for continuing operations, at the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Tax expense at statutory rate	$6,755	$1,827	$881
Change in the deferred tax assets valuation allowance	(842)	(1,054)	(2,100)
Foreign tax rate differential	156	(381)	(332)
Sub part F income	─	341	─
Adjustment to tax contingency	(340)	(400)	─
State taxes, net of federal benefit	26	(317)	237
Other, net	81	202	(56)
Income tax provision (benefit)	$5,836	$218	$(1,370)

Effective income tax rate	30.2%	4.1%	(54.4% )

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements. The significant components of the balances are as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Deferred tax assets:
Net operating loss carry-forwards	$1,411	$1,756
Depreciation	1,210	1,394
Compensation Accruals	1,117	678
Other accruals	1,029	614
Other Intangibles	718	929
Goodwill (Foreign)	449	830
Tax Credit Carry forward	428	615
Inventory	364	311
Bad Debt Allowance	353	483
Insurance Accruals	194	255
Deferred Revenue	-	827
Other	57	142
	7,330	8,834
Deferred tax liabilities:
Depreciation and land	(5,075)	(5,209)
Other	(218)	(163)
	(5,293)	(5,372)

Valuation allowance on deferred tax assets	(2,273)	(3,115)

Net deferred tax asset (liability)	$(236)	$347

The total net deferred tax asset at September 30, 2006 is comprised of $2.2 million of net current deferred tax assets and $2.4 million of net non-current deferred tax liabilities.

The net operating loss carry-forwards of the Company’s Brazilian and UK subsidiaries are $1.6 million and $1.4 million, respectively. These can be carried forward indefinitely. The Company’s Italian subsidiary has a net operating loss carry-forward of $1.4 million of which $0.7 million will expire in 2008 and $0.7 million will expire in 2010.

During fiscal years 2006, 2005 and 2004, the Company generated taxable income in certain European subsidiaries that enabled the subsidiaries to utilize tax assets that were previously reserved of $0.8 million, $1.0 million and $2.1 million, respectively. The Company currently has a valuation allowance of $2.3 million against the deferred tax assets of its Italian and Brazilian subsidiaries. Part of the Italian deferred tax asset was utilized in 2006 due to estimated taxable income and resulted in a reduction in the valuation allowance of $0.8 million. Despite the fact that the Italian subsidiary has current taxable income and is projecting future taxable income and the Company believes the deferred tax asset will ultimately be realized, the positive evidence required to overcome cumulative historical operating losses was not sufficient to support recognition as of the end of fiscal year 2006.

The American Jobs Creation Act of 2004 (the “Act”) provides a tax deduction for qualified production activities. During 2006, the Company recorded a tax benefit of $111,000 from the application of these provisions to its production activities.

The Act also provides tax benefits with respect to the repatriation of foreign earnings. The Act provides for a special one-time tax rate of 5.25%. Accordingly, during 2006, the Company repatriated foreign earnings in the amount of $6.4 million from two of its European subsidiaries. The impact on current tax expense for 2006 was $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted earnings from foreign subsidiaries of approximately $7.9 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those earnings that were repatriated under the Act, will be permanently reinvested.

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

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums paid for the participating annuity contracts of $0.6 million, $0.3 million and $0.6 million for fiscal years ended September 30, 2006, 2005 and 2004, respectively, are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The defined contribution plan expense for the years ended September 30, 2006, 2005 and 2004 was $1.0 million for each fiscal year. The defined benefit plan pension expense for the years ended September 30, 2006, 2005 and 2004 was $0.7 million, $0.7 million and $0.5 million, respectively.

Note 16 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates. Rental expense was approximately $2.1 million in 2006, $2.0 million in 2005, and $2.2 million in 2004 associated with these leases. Future minimum rental payments as of September 30, 2006 are due as follows:

2007	$1.7 million
2008	1.1 million
2009	0.7 million
2010	0.5 million
2011	0.3 million
Thereafter	-

The Company has letters of credit outstanding in the United States of approximately $2.1 million and $1.6 million as of September 30, 2006 and September 30, 2005, respectively, and foreign letters of credit outstanding of $2.6 million and $4.5 million as of September 30, 2006 and September 30, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Varco Indemnification Claims. Between May 2003 and March 2004, approximately 30 claims for contractual indemnity were asserted against the Company by Varco International, Inc. (n/k/a National Oilwell Varco, Inc., hereinafter “NOV”) in connection with the September 2002 sale of substantially all of the Company's oilfield services ("Oilfield Services") business to NOV. NOV’s indemnity demands were based on its contention that the Company breached a number of representations and warranties in the purchase agreement dated July 2, 2002 pursuant to which the Company sold the Oilfield Services business to NOV (the “Purchase Agreement”) and that certain expenses or damages that NOV has incurred or may incur in the future constitute "excluded liabilities" as defined in the Purchase Agreement. NOV alleged that the expected loss range for its indemnity claims was between $16.4 million and $22.0 million. A portion of those indemnity demands (representing aggregate losses of approximately $0.4 million) related to product liability claims. The balance of the indemnity demands related to alleged historical contamination or alleged non-compliance with environmental rules at approximately 26 former Company properties located in both the United States and Canada.

The Company’s contractual indemnification obligation to NOV was subject to certain limitations, including the obligation of NOV to bear 50% of any losses relating to environmental matters in excess of the $1.0 million threshold, up to a maximum aggregate loss borne by NOV in respect of such environmental matters of $4.0 million (in addition to the $1.0 million threshold). At the time of the sale in September 2002, the Company had placed $5.0 million of the sale proceeds in escrow to be used to pay for indemnification obligations, should they arise. The $5.0 million in proceeds was included in the gain on the sale of the Oilfield Services business recognized in fiscal year 2002. In the third quarter of fiscal 2004 the Company deemed the $5.0 million receivable of the escrowed sales proceeds to be a doubtful collection, due to the continued inability of the parties to reach an agreement regarding the size of NOV’s indemnifiable loss. The $5.0 million reserve, net of income taxes, was recorded in the Consolidated Statement of Operations as a component of loss from discontinued operations.

On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV. In exchange for a complete release of claims and indemnity agreement, the Company agreed to a $7.5 million payment consisting of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million currently held in escrow (consisting of the $5.0 million of sales proceeds placed in escrow for potential indemnity obligations plus interest); and a $1.0 million note payable in one year. As a result of the settlement, the Company recognized a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. Pursuant to the settlement agreement, the Company is absolved of and shall be indemnified for NOV’s indemnity claims previously asserted, as well as specified future environmental liabilities relating to the properties transferred to NOV and its affiliates; however, except as set forth in the settlement agreement, the Company continues to be responsible for “excluded liabilities” as defined in the Purchase Agreement.

Thibodaux Litigation. Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”). Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies. Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation. An adverse judgment against the Company in the lawsuit could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Environmental Remediation. The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in four claims relating to the following sites: (i) the French Limited site northeast of Houston, Texas; (ii) the Sheridan Disposal Services site near Hempstead, Texas; (iii) the Combe Fill South Landfill site in Morris County, New Jersey; and (iv) the Malone Service Company (MSC) Superfund site in Texas City, Texas.

Active remediation of the French Limited site was concluded in 1996. If the Company is required to contribute to the costs of additional remediation at that site, it is not expected to have a material adverse effect on the Company. With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. The Company has been involved in settlement discussions relating to the MSC site, and does not expect its liability with respect to this site to have a material adverse effect on the Company’s financial condition.

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

In the event that the Company's colored resin is found to have caused or contributed to the failures, the Company shall be entitled to indemnity for fifty percent (50%) of its damages from the supplier of the base resin used by the Company to manufacture the colored resin. The Company will also be entitled to partial indemnity from its insurance carriers in the event that it is found to have any liability in this case. Both of the Company’s insurers have reimbursed a portion of the Company’s defense costs, and additional defense cost reimbursements are forthcoming. The case has been scheduled for trial commencing in February 2007. The Company believes that the customer's claims are without merit, and will continue to vigorously defend its position in this case.  However, if an adverse judgment is obtained against the Company which is ultimately determined not to be covered by insurance it may have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Discontinued Operations

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to NOV. On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations.

Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business. On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement. The $7.5 million payment consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million currently held in escrow; and a $1.0 million note payable in one year. The funds in escrow were set aside on September 6, 2002, and consist of $5.0 million of the sale proceeds plus interest. The escrowed funds were deemed to be a doubtful collection and a reserve recorded against the $5.0 million during fiscal year 2004 through discontinued operations. As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. See Note 16 - “Commitments and Contingencies” for further discussion of the NOV settlement. The loss from discontinued operations during fiscal year 2005 related to legal fees and other expenses incurred by the Company associated with discontinued operations.

Loss on disposition of the Oilfield Services business was $1.4 million, $0 and $3.3 million for fiscal years 2006, 2005, and 2004, respectively.

Note 18 - Supplemental Cash Flow Information

During fiscal years 2006, 2005 and 2004, the Company issued to employees $0.3 million, $0.2 million, and $0.1 million worth of Common Stock, respectively, in connection with the Company’s domestic 401(k) defined contribution plan. At September 30, 2006, 2005 and 2004, the Company had accrued $0.5 million, $0.3 million, and $0.3 million, respectively, in connection with the Company’s domestic 401(k) defined contribution plan. See Note 15 - “Employee Benefit Plans.”

As discussed in Note 17 - “Discontinued Operations,” in connection with the settlement agreement with NOV, the Company and NOV agreed to a $1.0 million note payable due in November 2007 as part of the $7.5 million settlement.

Note 19 - Operations Information

The following table provides revenue by point of origin and long-lived assets by location as of and for years ended September 30:

	2006	2005	2004
	(Dollars in thousands)
Revenues:
Holland	$45,550	$45,186	$31,845
Italy	32,641	30,249	26,308
Other Foreign	108,301	107,504	102,314
Total Foreign	186,492	182,939	160,467
United States	137,839	113,667	97,058
	$324,331	$296,606	$257,525

	2006	2005
	(Dollars in thousands)
Long-Lived Assets
Holland	$7,682	$8,109
Other Foreign	21,618	22,939
Total Foreign	29,300	31,048
United States	30,781	27,561
	$60,081	$58,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets include net property, plant and equipment, goodwill and other long-term assets (excluding long-term deferred tax assets).

Note 20 - Segment Information

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

Fiscal Year Ended September 30, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$129,372	$339	$6,021	$3,024	$63	$880
Bayshore Industrial	93,005	22	14,843	1,659	-	3,675
ICO Courtenay-Australasia	47,819	-	2,412	983	-	813
ICO Polymers North America	44,834	4,359	5,037	1,349	55	2,235
ICO Brazil	9,301	-	(459)	211	-	151
Total from Reportable Segments	324,331	4,720	27,854	7,226	118	7,754
Corporate	-	-	(5,682)	160	-	326
Stock Option Expense	-	-	(857)	-	-	-
Total	$324,331	$4,720	$21,315	$7,386	$118	$8,080

Fiscal Year Ended September 30, 2005	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$126,986	$499	$4,201	$3,516	$378	$1,330
Bayshore Industrial	73,078	392	8,881	1,650	-	572
ICO Courtenay-Australasia	47,670	-	2,910	908	-	1,020
ICO Polymers North America	40,589	2,284	771	1,264	110	2,046
ICO Brazil	8,283	-	(951)	176	-	41
Total from Reportable Segments	296,606	3,175	15,812	7,514	488	5,009
Corporate	-	-	(6,934)	258	-	30
Stock Option Expense	-	-	(673)	-	-	-
Total	$296,606	$3,175	$8,205	$7,772	$488	$5,039

Fiscal Year Ended September 30, 2004	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$112,554	$421	$2,400	$3,680	$672	$1,178
Bayshore Industrial	60,285	-	5,511	1,720	-	602
ICO Courtenay-Australasia	40,640	-	3,999	719	-	1,760
ICO Polymers North America	36,773	2,057	1,444	1,345	100	827
ICO Brazil	7,273	-	118	139	-	108
Total from Reportable Segments	257,525	2,478	13,472	7,603	772	4,475
Corporate	-	-	(7,577)	393	82	250
Stock Option Expense	-	-	(679)	-	-	-
Total	$257,525	$2,478	$5,216	$7,996	$854	$4,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets	As of September 30, 2006 (c)	As of September 30, 2005 (c)
	(Dollars in thousands)
ICO Europe	$81,330	$70,793
Bayshore Industrial	39,421	31,534
ICO Courtenay-Australasia	31,859	31,945
ICO Polymers North America	23,702	22,527
ICO Brazil	4,412	4,909
Total from Reportable Segments	180,724	161,708
Other (b)	17,237	2,547
Total	$197,961	$164,255

(a) Impairment, restructuring and other costs are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.1 million and $4.3 million for ICO Courtenay - Australasia as of September 30, 2006 and 2005, respectively and $4.5 million for Bayshore Industrial as of September 30, 2006 and 2005.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Fiscal Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Reportable segments operating income	$27,854	$15,812	$13,472
Corporate and stock option expense	(6,539)	(7,607)	(8,256)
Consolidated operating income	21,315	8,205	5,216
Other income (expense):
Interest expense, net	(2,091)	(2,836)	(2,663)
Other	75	(149)	(35)
Income from continuing operations before income taxes	$19,229	$5,220	$2,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2006 and September 30, 2005, respectively.
	Three Months Ended
	December 31,	March 31,	June 30,
	2005 (restated)	2006 (restated)	2006 (restated)	September 30, 2006
	(Dollars in thousands, except per share data)
Revenues	$75,113	$79,543	$82,444	$87,231
Impairment, restructuring and other costs	118	-	-	-
Operating income	5,013	4,851	5,919	5,532

Income from continuing operations	3,095	2,982	4,111	3,275
Loss from discontinued operations	(33)	-	(19)	(1,407)
Net income	$3,062	$2,982	$4,092	$1,868
Basic income per share
Income from continuing operations, as restated	$.10	$.10	$.14	$.11
Loss from discontinued operations	-	-	-	(.05)
Basic net income per common share, as restated	$.10	$.10	$.14	$.05
Diluted income per share
Income from continuing operations, as restated	$.10	$.09	$.13	$.10
Loss from discontinued operations	-	-	-	(.05)
Diluted net income per common share, as restated	$.10	$.09	$.13	$.05

Basic weighted average shares outstanding	25,559,000	25,663,000	25,739,000	25,761,000
Diluted weighted average shares outstanding, as restated	25,738,000	26,230,000	26,512,000	26,543,000

Earnings per common share as previously reported:

Basic income per share
Income from continuing operations	$.12	$.12	$.16
Loss from discontinued operations	-	-	-
Basic net income per common share	$.12	$.12	$.16
Diluted income per share
Income from continuing operations	$.11	$.10	$.14
Loss from discontinued operations	-	-	-
Diluted net income per common share	$.10	$.10	$.14

Basic weighted average shares outstanding	25,559,000	25,663,000	25,739,000
Diluted weighted average shares outstanding	29,272,600	29,764,600	30,046,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2004 (restated)	2005 (restated)	2005 (restated)	2005 (restated)
	(Dollars in thousands, except per share data)
Revenues	$71,430	$78,135	$75,762	$71,279
Impairment, restructuring and other costs	321	22	-	145
Operating income	2,201	2,182	1,307	2,515

Income from continuing operations	1,390	1,022	19	2,571
Loss from discontinued operations	(177)	(143)	(63)	(114)
Net income (loss)	$1,213	$879	$(44)	$2,457
Basic income (loss) per share
Income (loss) from continuing operations, as restated	$.03	$.02	$(.02)	$.08
Loss from discontinued operations	(.01)	(.01)	-	-
Basic net income (loss) per common share, as restated	$.03	$.01	$(.02)	$.08
Diluted income (loss) per share
Income (loss) from continuing operations, as restated	$.03	$.02	$(.02)	$.08
Loss from discontinued operations, as restated	(.01)	(.01)	-	-
Diluted net income (loss) per common share, as restated	$.03	$.01	$(.02)	$.07

Basic weighted average shares outstanding	25,387,000	25,436,000	25,455,000	25,490,000
Diluted weighted average shares outstanding, as restated	25,744,000	25,920,000	25,750,000	25,850,000

Earnings per common share as previously reported:

Basic income (loss) per share
Income from continuing operations	$.06	$.04	$-	$.10
Loss from discontinued operations	(.01)	(.01)	-	-
Basic net income per common share	$.05	$.03	$-	$.10
Diluted income (loss) per share
Income from continuing operations	$.05	$.03	$-	$.09
Loss from discontinued operations	(.01)	-	-	-
Diluted net income per common share	$.04	$.03	$-	$.08

Basic weighted average shares outstanding	25,387,000	25,436,000	25,455,000	25,490,000
Diluted weighted average shares outstanding	29,278,600	29,454,600	29,284,600	29,384,600

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s per share is individually calculated using a different number of weighted average shares outstanding.

See Note 2 “Restatement of Previously Reported Earnings per Share” for further discussion of the restatement of previously reported earnings per share.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION
ICO, Inc. (Parent Company Only)
Condensed Balance Sheets

	September 30,
	2006	2005
ASSETS	(Dollars in thousands)

Cash and cash equivalents	$6	$6
Current deferred tax asset	1,772	2,090
Other current assets	20	-
Total current assets	1,798	2,096

Investment in subsidiaries	96,397	78,632
Total assets	$98,195	$80,728

LIABILITIES, STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE LOSS

Current portion of long-term debt	$28	$6
Income taxes payable	3,982	1,135
Total current liabilities	4,010	1,141

Long-term debt, net of current portion	389	399
Deferred income taxes	2,079	2,098
Total liabilities	6,478	3,638

Stockholders’ equity:
Preferred Stock	13	13
Common Stock	45,087	44,265
Additional paid-in capital	104,844	104,134
Accumulated other comprehensive loss	(154)	(1,245)
Accumulated deficit	(58,073)	(70,077)
Total stockholders’ equity	91,717	77,090
Total liabilities and stockholders’ equity	$98,195	$80,728

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Operations

	Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Revenues	$-	$-	$-
Cost of goods sold and services	-	-	-
Stock option expense	857	673	679
Operating loss	(857)	(673)	(679)
Equity in subsidiary earnings	16,168	5,017	(4,220)
Interest expense	(31)	(34)	(34)
Net income (loss) before income taxes	15,280	4,310	(4,933)
Provision (benefit) for income taxes	3,276	(195)	(5,190)
Net income	$12,004	$4,505	$257

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Cash Flows

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities:	(Dollars in thousands)
Net income	$12,004	$4,505	$257
Stock option compensation expense	857	673	679
Equity in subsidiary earnings	(16,168)	(5,017)	4,220
Changes in assets and liabilities providing/(requiring) cash:
Income taxes payable	2,847	2,489	175
Deferred taxes	300	493	(1,931)
Other	(20)	-	-
Net cash provided by (used for) operating activities	(180)	3,143	3,400

Cash flows used for investing activities:
Investment in subsidiary	(254)	(3,350)	(3,543)
Net cash used for investing activities	(254)	(3,350)	(3,543)

Cash flows provided by financing activities:
Common stock transactions	422	214	149
Net debt borrowings/(repayments)	12	(7)	(6)
Net cash provided by financing activities	434	207	143
Net increase (decrease) in cash and equivalents	-	-	-
Cash and cash equivalents at beginning of period	6	6	6
Cash and cash equivalents at end of period	$6	$6	$6

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Note to Condensed Financial Statements

(1) Basis of Presentation

ICO, Inc. (the “Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. Under the terms of agreements governing indebtedness of certain subsidiaries of the Company, such subsidiaries are restricted from making dividend payments, loans or advances to the Company. These restrictions resulted in restricted net assets (as defined in Rule 4-03(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries. Accordingly, these condensed financial statements have been presented on a “parent company only” basis. Under a parent company only presentation, the Company’s investment in its consolidated subsidiaries are presented under the equity method of accounting.

The financial statements of ICO, Inc. (Parent Company Only) summarize the results of operations for the years ended September 30, 2006, 2005 and 2004. The ICO, Inc. (Parent Company Only) financial statements should be read in conjunction with the ICO, Inc. consolidated financial statements.

ICO, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning	Charged (credited) to	Additions/	Balance at
Classifications	of Year	Expenses	(Deductions)	End of Year

Year ended September 30, 2006:
Allowance for uncollectible accounts -
trade receivables	$2,144	$555	$(190)	$2,509
Deferred tax valuation allowance	3,115	(842)	─	2,273

Year ended September 30, 2005:
Allowance for uncollectible accounts -
trade receivables	$2,026	$310	$(192)	$2,144
Deferred tax valuation allowance	4,169	(1,054)	─	3,115

Year ended September 30, 2004:
Allowance for uncollectible accounts -
trade receivables	$2,047	$34	$(55)	$2,026
Deferred tax valuation allowance	6,269	(2,100)	─	4,169