Form 10-Q
period 2006-12-31
ICO INC
filed 2007-02-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number 0 -10068

ICO, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0566682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Bering Drive, Suite 200
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (713) 351-4100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ____  No ☒

There were 25,893,168 shares of common stock without par value outstanding as of January 29, 2007

ICO, INC.

PART I ― FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)
	December 31, 2006	September 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$1,754	$17,427
Trade receivables (less allowance for doubtful accounts
of $2,494 and $2,509, respectively)	65,073	67,742
Inventories	37,972	41,961
Deferred income taxes	1,505	2,195
Prepaid and other current assets	7,739	6,775
Total current assets	114,043	136,100

Property, plant and equipment, net	51,989	50,884
Goodwill	8,905	8,585
Other assets	2,405	2,392
Total assets	$177,342	$197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$15,351	$17,214
Current portion of long-term debt	10,247	4,696
Accounts payable	33,016	35,809
Accrued salaries and wages	4,286	5,360
Income taxes payable	632	4,188
Other current liabilities	8,987	11,332
Total current liabilities	72,519	78,599

Long-term debt, net of current portion	30,443	21,559
Deferred income taxes	4,142	4,210
Other long-term liabilities	2,026	1,876
Total liabilities	109,130	106,244

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value - 345,000 shares authorized; 48,537 and 322,500 shares issued and outstanding, respectively, with a liquidation preference of $6,082 and $40,410,
respectively	2	13
Undesignated preferred stock, without par value - 105,000 shares
authorized; no shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,893,168 and 25,792,168 shares issued and outstanding,
respectively	45,674	45,087
Additional paid-in capital	76,439	104,844
Accumulated other comprehensive income (loss)	1,646	(154)
Accumulated deficit	(55,549)	(58,073)
Total stockholders’ equity	68,212	91,717
Total liabilities and stockholders’ equity	$177,342	$197,961

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended December 31,
	2006	2005 (as restated)
Revenues:
Sales	$77,587	$67,675
Services	8,674	7,438
Total revenues	86,261	75,113
Cost and expenses:
Cost of sales and services (exclusive of depreciation shown below)	71,769	59,517
Selling, general and administrative	8,439	8,663
Depreciation and amortization	1,756	1,802
Impairment, restructuring and other costs	─	118
Operating income	4,297	5,013
Other income (expense):
Interest expense, net	(664)	(534)
Other	(255)	78
Income from continuing operations before income taxes	3,378	4,557
Provision for income taxes	818	1,462
Income from continuing operations	2,560	3,095
Loss from discontinued operations, net of benefit for
income taxes of ($19) and ($18), respectively	(36)	(33)
Net income	$2,524	$3,062
Undeclared and unpaid Preferred Stock dividends, as restated	(226)	(544)
Preferred Stock dividends declared	(82)	-
Net gain on redemption of Preferred Stock	6,023	-
Net income applicable to Common Stock, as restated	$8,239	$2,518

Basic income per share:
Income from continuing operations, as restated	$.32	$.10
Loss from discontinued operations	-	-
Net income per common share, as restated	$.32	$.10
Diluted income per share:
Income from continuing operations, as restated	$.09	$.10
Loss from discontinued operations	-	-
Net income per common share	$.09	$.10

Basic weighted average shares outstanding	25,841,000	25,559,000
Diluted weighted average shares outstanding, as restated	28,204,000	25,738,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months
	Ended December 31,
	2006	2005
Net income	$2,524	$3,062
Other comprehensive income
Foreign currency translation adjustment	2,166	(1,064)
Unrealized gain (loss) on foreign currency hedges	(366)	207

Comprehensive income	$4,324	$2,205

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,524	$3,062
Loss from discontinued operations	36	33
Depreciation and amortization	1,756	1,802
Stock option compensation expense	132	283
Changes in assets and liabilities providing/(requiring) cash:
Receivables	4,738	(511)
Inventories	5,393	(33)
Other assets	(688)	550
Income taxes payable	(3,674)	919
Deferred taxes	786	154
Accounts payable	(4,202)	(4,967)
Other liabilities	(1,253)	(1,096)
Net cash provided by operating activities by continuing operations	5,548	196
Net cash used for operating activities by discontinued operations	(1,165)	(159)
Net cash provided by operating activities	4,383	37

Cash flows used for investing activities:
Capital expenditures	(1,706)	(1,417)
Net cash used for investing activities for continuing operations	(1,706)	(1,417)

Cash flows provided by (used for) financing activities:
Common stock transactions	236	25
Redemption of Preferred Stock	(28,531)	-
Increase (decrease) in short-term borrowings under credit facilities, net	(2,638)	3,837
Proceeds from long-term debt	14,490	357
Repayments of long-term debt	(1,809)	(4,433)
Debt financing costs	(160)	(76)
Net cash used for financing activities for continuing operations	(18,412)	(290)

Effect of exchange rates on cash	62	(142)
Net decrease in cash and equivalents	(15,673)	(1,812)
Cash and cash equivalents at beginning of period	17,427	3,234
Cash and cash equivalents at end of period	$1,754	$1,422

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented. All such adjustments are of a normal recurring nature. The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results expected for the year ended September 30, 2007. The accounting policies for the periods presented are the same as described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company will adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has a defined benefit plan in its Holland and France subsidiaries. At December 31, 2006, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of December 31, 2006, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. This standard will be effective for the Company starting with our interim period ending December 31, 2008. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   EARNINGS PER SHARE (“EPS”)

The Company presents both basic and diluted EPS amounts. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the three months ended December 31, 2006, and 2005 are presented below:

	Three Months Ended December 31,
	2006	2005
Basic income per share:
Income from continuing operations, as restated	$.32	$.10
Loss from discontinued operations	-	-
Basic net income per common share, as restated	$.32	$.10

Diluted income per share:
Income from continuing operations, as restated	$.09	$.10
Loss from discontinued operations	-	-
Diluted net income per common share	$.09	$.10

See Note 14 - “Restatement of Previously Reported Earnings per Share” for discussion of the restatement of previously reported earnings per share for fiscal year 2006.

For the three months ended December 31, 2006, there is a substantial difference in the net income applicable to common stock used in computing basic and diluted earnings per share. For basic earnings per share, the Company includes the net gain on redemption of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million while, for diluted earnings per share, the Company does not include the net gain on redemption of Preferred Stock (see Note 4 - “Stockholders’ Equity” for more discussion of the Preferred Stock repurchase). Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to common stock used in computing basic earnings per share:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Net income	$2,524	$3,062
Undeclared and unpaid preferred stock dividends	(226)	(544)
Preferred stock dividends declared	(82)	-
Net gain on redemption of Preferred Stock	6,023	-
Net income applicable to common stock	$8,239	$2,518

The net gain on redemption of Preferred Stock of $6,023,000 is the difference between the liquidation value of the Preferred Stock of $31.53 per depositary share compared to the $26.00 per depositary share paid by the Company. The liquidation value includes the unpaid and undeclared Preferred Stock dividends that were in arrears at the date of the Preferred Stock repurchases of $7.2 million, which reduced net income for common shareholders in prior years (except for $226,000 dividends earned in the first quarter of fiscal 2007).

In computing diluted earnings per share, the Company follows the if-converted method. Under this method, the Company separates the Preferred Stock that was redeemed from the outstanding Preferred Stock at December 31, 2006 and treats each separately to determine if conversion would be dilutive. In doing so, the Preferred Stock redeemed is treated as being converted at the beginning of the quarter ended December 31, 2006. Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends are not included in computing net income applicable to Common Stock. The following presents the reconciliation from net income to net income applicable to common stock used in computing diluted earnings per share:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Net income	$2,524	$3,062
Undeclared and unpaid preferred stock dividends	-	(544)
Preferred stock dividends declared	(82)	-
Net income applicable to common stock	$2,442	$2,518

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method and assumed conversion of the Preferred Stock redeemed during the three months ended December 31, 2006. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended December 31,
Weighted-average shares outstanding:	2006	2005

Basic	25,841,000	25,559,000
Incremental shares from assumed conversion
of Preferred Stock redeemed	1,428,000	-
Incremental shares from stock options	935,000	179,000
Diluted	28,204,000	25,738,000

The total amount of anti-dilutive securities for the three months ended December 31, 2006 and 2005 were 1,703,000 and 5,319,000 shares, respectively.

NOTE 4.    STOCKHOLDERS’ EQUITY

During November 1993, the Company completed its initial offering of the $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The shares of Preferred Stock are evidenced by Depositary Shares, each representing 1/4 of a share of Preferred Stock. A total of 1,290,000 Depositary Shares were sold at a price of $25 per share. Each share of Preferred Stock is convertible into 10.96 shares of the Company’s Common Stock (equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per common share subject to adjustment upon the occurrence of certain events. The Board of Directors approved the recording of the Preferred Stock offering by allocating $.01 per Depositary Share to Preferred Stock and the remainder to Additional Paid-In Capital. Preferred Stock dividends of $1.6875 per Depositary Share were paid quarterly through December 31, 2002. Quarterly dividends (in an aggregate amount of $544,000 per quarter prior to the reduction in outstanding shares of the Preferred Stock following the recent repurchases described herein) were not paid or declared on the Preferred Stock through September 30, 2006, and dividends in arrears through September 30, 2006 aggregated $8.2 million, or $6.33 per Depositary Share. Dividends on Preferred Stock are cumulative and missed dividends accrue to the liquidation preference of the Preferred Stock. During the fourth quarter of fiscal 2004, the holders of the Preferred Stock elected two additional directors to the Company’s Board of Directors because the Company had not declared a dividend on the Preferred Stock for six consecutive quarters. Any undeclared or unpaid Preferred Stock dividends will need to be declared and paid before the Company can pay a dividend on the Company’s Common Stock.

On October 3, 2006, the holders of approximately 80.9% of the voting power of the Preferred Stock proposed and approved amendments to the Company’s Statement of Designations for its Preferred Stock, which became effective November 13, 2006. The amendments authorize the Company to repurchase shares of Preferred Stock while dividends on shares of Preferred Stock are in arrears. The amendments also terminate the right of holders of Preferred Stock to elect up to two directors while dividends payable to holders of Preferred Stock are in arrears, when there are fewer than 80,000 shares of Preferred Stock outstanding (or 320,000 Depositary Shares). The Company determined that these amendments did not modify the fair value of the Preferred Stock.

On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding Depositary Shares subject to the amendments discussed above becoming effective. Through December 31, 2006, the Company repurchased 1,095,853 Depositary Shares, or 84.9% of the authorized and outstanding Preferred Stock for $26.00 per Depositary Share, for total consideration of $28.5 million. The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million (including $226,000 dividends earned in the first quarter of fiscal 2007) were extinguished by the repurchase. Therefore, dividends in arrears on the remaining outstanding Preferred Stock as of December 31, 2006 aggregate $1.2 million, or $6.33 per Depositary Share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This repurchase also leaves fewer than 80,000 shares of Preferred Stock (represented by fewer than 320,000 Depositary Shares) outstanding, and thus, terminated the right of the holders of the Preferred Stock to elect special directors. Except as described in the preceding sentences, the referenced amendments to the Statement of Designations for the Preferred Stock do not affect the rights of the holders of Preferred Stock or the Common Stock. The number of authorized shares of Preferred Stock and Common Stock are not affected by the foregoing; however, the Company retired the Preferred Stock that was repurchased and plans to retire Preferred Stock that may be repurchased in future transactions. Preferred Stock dividends of $1.6875 per depositary share were declared for the quarter ended December 31, 2006 in the amount of $81,906 and paid in January 2007.

A summary of the changes in the stockholders’ equity accounts for the three months ended December 31, 2006 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(Dollars in thousands)
Balance at September 30, 2006	$13	25,792,168	$45,087	$104,844	$(154)	$(58,073)	$91,717
Issuance of shares in connection with employee benefit plans	-	68,765	455	-	-	-	455
Issuance of stock options	-	-	-	132	-	-	132
Exercise of employee stock options	-	32,235	132	65	-	-	197
Preferred Stock redemption	(11)	-	-	(28,520)	-	-	(28,531)
Preferred Stock dividends	-	-	-	(82)	-	-	(82)
Translation adjustment	-	-	-	-	2,166	-	2,166
Unrealized net loss on foreign currency hedges	-	-	-	-	(366)	-	(366)
Net income	-	-	-	-	-	2,524	2,524
Balance at December 31, 2006	$2	25,893,168	$45,674	$76,439	$1,646	$(55,549)	$68,212

NOTE 5.   EQUITY BASED COMPENSATION

The Company has five active stock option plans, one for non-employee directors and four for employees.

Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations was $0.1 million and $0.3 million for the three months ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized related to stock option activity in the consolidated statement of operations was $0.1 million and $0.1 million for the three months ended December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the Company has 210,000 Options outstanding that contain performance conditions, of which 105,000 have vested. The nonvested Options vest based on the financial performance of the Company in fiscal year 2007. The performance conditions related to fiscal year 2006 were achieved, and on December 15, 2006, 105,000 of the 210,000 performance-based Options vested. The weighted average exercise price of the performance-based Options is $2.40, and the weighted average remaining contractual term of the referenced Options is 6 years as of December 31, 2006. The weighted average grant date fair value of the referenced performance-based Options was $1.34. Aggregate intrinsic value of the outstanding Options with performance conditions as of December 31, 2006 was $0.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   INVENTORIES

Inventories consisted of the following:

	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Raw materials	$19,258	$21,722
Finished goods	17,679	19,286
Supplies	1,035	953
Total inventories	$37,972	$41,961

NOTE 7.   INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three months ended December 31,
	2006	2005
	(Dollars in thousands)
Domestic	$2,574	$2,712
Foreign	804	1,845
Total	$3,378	$4,557

The provision (benefit) for income taxes consists of the following:

	Three months ended December 31,
	2006	2005
	(Dollars in thousands)
Current	$738	$1,568
Deferred	80	(106)
Total	$818	$1,462

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three months ending December 31, 2006 and 2005 are as follows:

	Three Months Ended
	December 31,
	2006	2005
	(Dollars in thousands)
Tax expense at statutory rate	$1,182	$1,595
Change in the deferred tax assets valuation allowance	(68)	(348)
Foreign tax rate differential	5	215
Adjustment to tax contingency	(350)	-
State taxes, net of federal benefit	49	-
Income tax provision	$818	$1,462

Effective income tax rate	24%	32%

Based on the Company’s quarterly assessment of its tax contingency reserve, $0.4 million was reversed out of the tax reserve during the three months ended December 31, 2006, which had the effect of reducing income tax expense. The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted earnings from foreign subsidiaries of approximately $8.5 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.7 million and $2.1 million as of December 31, 2006 and September 30, 2006, respectively, and foreign letters of credit outstanding of $4.4 million and $2.6 million as of December 31, 2006 and September 30, 2006, respectively.

Thibodaux Litigation. Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”). Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies. Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”). NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM. The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux. Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property. Thibodaux seeks recovery from the Defendants for clean-up costs, diminution or complete loss of property values, and other damages. Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation. At this time, the Company does not believe it has any liability in this matter. In the event the Company is found to have liability, the Company believes it has insurance coverage applicable to this claim subject to a $1.0 million self-insured retention. An adverse judgment against the Company, combined with a lack of insurance coverage, could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

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

Tank Failure Claim. Since September 2003, the Company's U.K. subsidiary has been involved in a lawsuit filed by one of its former customers in the High Court of Justice, Queen's Bench Division, Salford Court Registry Division in the U.K. The customer claimed that above-ground oil storage tanks that it manufactured with colored resin purchased from the Company between 1997 and 2001 had failed or were expected to fail, and contended that the failure was the result of unsatisfactory quality and/or unfitness for purpose of the Company's resin. The Company contended that the customer’s claims were without merit. In January 2007, the case was dismissed prior to trial pursuant to a confidential settlement agreement. There was no finding by the Court that the Company had liability, nor did the Company incur any cash expenditures under the terms of the settlement agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Legal Proceedings. The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 9.   DEBT

Term debt at December 31, 2006 and September 30, 2006 consisted of the following.

	December 31,	September 30,
	2006	2006
	(Dollars in thousands)
Domestic credit facility borrowings expected to be replaced with a $15.0 million term loan prior to April 30, 2007 under the terms of the existing KeyBank credit agreement. The term loan will have quarterly principal payments and carry a variable interest rate.	$13,000	$-
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,343	6,222
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,097	4,146
Term loans of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,239	3,274
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid monthly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,101	2,068
Term loan of the Company’s French subsidiary. Principal and interest paid quarterly with a variable interest rate through September 2010. Interest rate as of December 31, 2006 was 3.8%.	1,856	1,903
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,716	1,681
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of December 31, 2006 and September 30, 2006 were 8.9% and 8.2%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through April 2007. Interest and principal payments are made quarterly.	1,466	1,574
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.5% through April 2020.	1,400	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,216	1,241
Various others loans and capital leases collateralized by mortgages on certain land and buildings and other assets of the Company. As of December 31, 2006, interest rates range between 3.0% and 10.25% with maturity dates between October 2007 and February 2027. The interest and principal payments are made monthly or quarterly.	4,256	4,146
Total term debt	$40,690	$26,255

        As of December 31, 2006, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $3.0 million of short-term borrowings under its credit facility. This amount is classified as a current liability in the Company’s Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains several lines of credit. The facilities are collateralized by certain assets of the Company. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2006	2006	2006	2006	2006	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$35,863	$21,559	$39,403	$37,560	$75,266	$59,119
Outstanding Borrowings	13,000	800	15,351	17,214	28,351	18,014
Net availability	$22,863	$20,759	$24,052	$20,346	$46,915	$41,105

(a) Based on the credit facility limits less outstanding letters of credit.

On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”), including the repayment of a $0.8 million term loan. In conjunction with the termination, the Company incurred $0.2 million of debt termination costs including unamortized debt issuance costs and an early termination fee.

The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility. The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank. Proceeds of the KeyBank Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock. The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement. The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

There was $13.0 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of December 31, 2006 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006. The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $22.9 million as of December 31, 2006, including the $15.0 million term loan the Company has not drawn down as of December 31, 2006. Because the Company expects to draw down the $15.0 million term loan prior to April 30, 2007, the Company classified the $13.0 million outstanding borrowings under the revolving credit facility as term debt at December 31, 2006. The Company classified $10.5 million of the $13.0 million as long-term and $2.5 million as current as the term loan will have quarterly principal payments of $0.8 million beginning June 30, 2007.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $24.1 million ($2.2 million of which relates to the Company’s New Zealand subsidiary which was in violation of a financial covenant contained in the governing loan agreement) and $20.3 million as of December 31, 2006 and September 30, 2006, respectively.

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

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the KeyBank Credit Agreement. “Change of Control,” as defined in the Credit Agreement, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the SEC under the 1934 Act, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

NOTE 10.   EMPLOYEE BENEFIT PLANS

We maintain several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and period of service with the Company. The plan in which an employee may be eligible to participate depends upon the subsidiary for which the employee works. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash. Foreign employees’ interests in Company matching contributions are generally vested immediately. The Company’s matching contributions in our 401(k) plan made in calendar year 2006 and thereafter are mandatory and vest immediately.

The Company maintains a defined benefit plan for employees of our Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by a participating annuity contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The participating annuity contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums for the participating annuity contracts are included in pension expense.

We also maintain several termination plans, usually mandated by law, within certain of our foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The amount of defined contribution plan expense for the three months ended December 31, 2006 was $272,000 compared to $245,000 for the three months ended December 31, 2005. The amount of defined benefit plan pension expense for the three months ended December 31, 2006 was $163,000 compared to $193,000 for the three months ended December 31, 2005.

NOTE 11.       DISCONTINUED OPERATIONS

On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”). On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations. Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations.

Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business. On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement. The $7.5 million payment consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable in November 2007. The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest. The escrowed funds were deemed to be a doubtful collection and a reserve recorded against the $5.0 million during fiscal year 2004 through discontinued operations. As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. The loss from discontinued operations during the three months ended December 31, 2006 and 2005 relate to legal fees and other expenses incurred by the Company associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk. As of December 31, 2006, the Company had $48.2 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on December 31, 2006 and September 30, 2006:

	As of
	December 31,	September 30,
	2006	2006
	(Dollars in thousands)
Notional value	$7,956	$3,565
Fair market value	8,322	3,565
Maturity Dates	January 2007 through May 2007	October 2006 through December 2006

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of December 31, 2006 and September 30, 2006, the Company had $19.3 million and $21.7 million of raw material inventory and $17.7 million and $19.3 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes. In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2006	of receivable
New Zealand	Australia	$1.7 million	New Zealand Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   SEGMENT INFORMATION

Our management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia. This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

Three Months Ended December 31, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$34,267	$16	$675	$664	$-	$178
Bayshore Industrial	23,880	20	3,290	373	-	351
ICO Courtenay-Australasia	15,613	-	718	239	-	932
ICO Polymers North America	9,606	515	1,008	369	-	170
ICO Brazil	2,895	-	77	57	-	65
Total from Reportable Segments	$86,261	$551	$5,768	$1,702	$-	$1,696
Corporate	-	-	(1,339)	54	-	10
Stock Option Expense	-	-	(132)	-	-	-
Total	$86,261	$551	$4,297	$1,756	$-	$1,706

Three Months Ended December 31, 2005	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$27,542	$131	$1,299	$751	$63	$227
Bayshore Industrial	22,701	-	3,748	411	-	220
ICO Courtenay-Australasia	12,714	-	1,055	232	-	343
ICO Polymers North America	9,999	923	694	313	55	624
ICO Brazil	2,157	-	(137)	51	-	3
Total from Reportable Segments	$75,113	$1,054	$6,659	$1,758	$118	$1,417
Corporate	-	-	(1,363)	44	-	-
Stock Option Expense	-	-	(283)	-	-	-
Total	$75,113	$1,054	$5,013	$1,802	$118	$1,417

Total Assets	As of December 31, 2006 (c)	As of September 30, 2006 (c)
	(Dollars in thousands)
ICO Europe	$77,109	$81,330
Bayshore Industrial	35,569	39,421
ICO Courtenay-Australasia	35,979	31,859
ICO Polymers North America	21,773	23,702
ICO Brazil	5,006	4,412
Total from Reportable Segments	$175,436	$180,724
Other (b)	1,906	17,237
Total	$177,342	$197,961

(a) Impairment, restructuring and other costs are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.4 million and $4.1 million for ICO Courtenay - Australasia as of December 31, 2006 and September 30, 2006, respectively, and $4.5 million for Bayshore Industrial as of December 31, 2006 and September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Reportable segments operating income	$5,768	$6,659
Corporate and stock option expense	(1,471)	(1,646)
Consolidated operating income	4,297	5,013
Other income (expense):
Interest expense, net	(664)	(534)
Other	(255)	78
Income from continuing operations before income taxes	$3,378	$4,557

NOTE 14.   RESTATEMENT OF PREVIOUSLY REPORTED EARNINGS PER SHARE

In December 2006, the Company restated its previously issued financial statements related to the computation of earnings per share for the years ended September 30, 2005 and 2004 and for each of the quarters ended December 31, 2005 and 2004, March 31, 2006 and 2005, June 30, 2006 and 2005, and September 30, 2005. The restatement did not impact previously reported revenues, cash flow, net income (loss) or balance sheet components. See the Company’s 2006 Form 10-K for complete disclosures relating to this restatement.

The Company previously reported basic earnings per share by not deducting the unpaid and undeclared Preferred Stock dividends of $544,000 per quarter from net income in deriving basic earnings per share. In computing diluted earnings per share, the Company did not deduct the unpaid and undeclared Preferred Stock dividends from net income, and incorrectly assumed the conversion of the Preferred Stock by including the resultant common equivalent shares in the diluted earnings per share computation.

The following table presents the effect of the restatement on earnings per share for the three months ended December 31, 2005:

	Three Months Ended December 31,
	2005
	As Reported	As Restated
	(In thousands, except share data)
Total revenues	$75,113	$75,113
Operating income	5,013	5,013
Income from continuing operations	3,095	3,095
Loss from discontinued operations	(33)	(33)
Net income	$3,062	$3,062
Undeclared and unpaid Preferred Stock dividends	-	(544)
Net income applicable to common stock	$3,062	$2,518

Basic and diluted income per share:
Basic income from continuing operations	$.12	$.10
Basic net income per common share	$.12	$.10

Diluted income from continuing operations	$.11	$.10
Diluted net income per common share	$.10	$.10

Basic weighted average shares outstanding	25,559,000	25,559,000
Diluted weighted average shares outstanding	29,272,600	25,738,000

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

Demand for the Company’s products and services tends to be driven by overall economic factors and, particularly, consumer spending. The trend of applicable resin prices also impacts customer demand. As resin prices are falling, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin on a just-in-time basis rather than building large levels of inventory. Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help lower their raw material costs. Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season. The Company’s fourth fiscal quarter also tends to be weaker compared to the Company’s second and third fiscal quarters, in terms of customer demand, due to vacation periods in the Company’s European markets. However, demand during the Company’s fourth fiscal quarter of 2006 and 2005 was the strongest demand of all quarters within fiscal years 2006 and 2005 due, in part, to rising resin prices.

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

Results of Operations

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Executive Summary

Although our revenues increased $11.1 million or 15% during the first quarter of 2007, our operating income declined $0.7 million or 14%. The first quarter of fiscal 2006 was a relatively strong first quarter due to a rising resin price environment caused, in part, by the hurricanes that struck the Gulf Coast region. We are usually able to maintain better feedstock margins (product sales revenue less raw material costs) when resin prices are rising due to the timing effect from when we purchase raw materials to when the raw materials are manufactured and sold. Resin prices during the first quarter of fiscal 2007 generally trended down, which had the effect of reducing our feedstock margins. The declining resin price environment in the first quarter of 2007, we believe, also led customers to utilize their existing inventory and reduce their purchases of the Company’s products and services, particularly for our North American locations. In our European and Australasian regions, we experienced a product sales volume increase of 15% and 9%, respectively. This, combined with decreases in service volumes, led to a slight decline of 1% in our overall volumes. Considering the challenging business environment we faced during the first quarter, we were very pleased with our first quarter 2007 results.

	Summary Financial Information
	Three Months Ended December 31,
	2006	2005	Change	%
	(Dollars in thousands)
Total revenues	$86,261	$75,113	$11,148	15%
SG&A (1)	8,439	8,663	(224)	(3%	)
Operating income	4,297	5,013	(716)	(14%	)
Income from continuing operations	2,560	3,095	(535)	(17%	)
Net income	$2,524	$3,062	$(538)	(18%	)

Volumes (2)	76,000	77,000	(1,000)	(1%	)
Gross margin (3)	16.8%	20.8%	(4.0% )
SG&A as a percentage of revenue	9.8%	11.5%	(1.7% )
Operating income as a percentage of revenue	5.0%	6.7%	(1.7% )

(1)“SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $11.1 million or 15% to $86.3 million. The increase in revenues was a result of the changes in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

The components of the increase in revenue are:

	Increase
	%		$
	(Dollars in thousands)
Price/product mix	8%		$ 5,839
Translation effect	5%		3,435
Volume	2%	(1)	1,874	(1)
Total change in revenue	15%		$11,148

 (1) Although total volumes sold decreased 1%, a change in the volume mix resulted in an increase to revenues of $1.9 million. The volume mix change was a result of an increase in product sales volumes (which have a substantially higher average selling price than toll service volumes) and a decrease in toll service volumes.

The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix. As the price of resin increases or decreases, market prices for our products will generally also increase or decrease. This will typically lead to higher or lower average selling prices. Despite the general downward trend in resin prices during the first quarter of fiscal 2007, due to rising resin prices during fiscal year 2006, our average selling prices were higher than the prior year in our Australasian and European regions. This fact, as well as a change in product sales mix primarily at Bayshore, caused an increase in our revenues of approximately $5.8 million compared to the first quarter of fiscal year 2006. Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

Last, the translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $3.4 million due primarily to a stronger Euro compared to the U.S. Dollar.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2006 compared to the three months ended
December 31, 2005:

	Three Months Ended December 31
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in thousands)
ICO Europe	$34,267	40%	$27,542	37%	$6,725	24%
Bayshore Industrial	23,880	28%	22,701	30%	1,179	5%
ICO Courtenay - Australasia	15,613	18%	12,714	17%	2,899	23%
ICO Polymers North America	9,606	11%	9,999	13%	(393)	(4%	)
ICO Brazil	2,895	3%	2,157	3%	738	34%
Total	$86,261	100%	$75,113	100%	$11,148	15%

December 31, 2006 Revenues by Segment December 31, 2005 Revenues by Segment

ICO Europe’s revenues increased $6.7 million or 24% due to higher volumes sold of 4% which increased revenues by $3.5 million. The higher volumes were caused by an increase in customer demand in the Company’s U.K. and Italian subsidiaries. Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $2.8 million.

Bayshore Industrial’s revenues increased $1.2 million or 5% as a result of a change in produce mix which increased revenues $2.4 million offset by a reduction in customer demand that reduced revenues by $1.3 million. The reduced demand was, in part, due to the decline in resin prices which resulted in customers deferring purchases of our product and reducing their existing inventories. Demand is expected to rebound in the second quarter of fiscal 2007.

ICO Courtenay - Australasia’s revenues increased $2.9 million or 23% primarily due to an increase in average selling prices ($1.6 million impact) as a result of higher average resin prices as well as a $0.8 million increase from higher sales volumes. The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand.

ICO Polymers North America’s revenues declined $0.4 million or 4% due to a decrease in product sales revenues of $1.7 million, partially offset by an increase in tolling revenues of $1.3 million. The decline in product sales revenues was a result of lower volumes sold as a result of lower customer demand, we believe, due to customers deferring purchases of our product and reducing their existing inventories. The increase in tolling revenues was primarily a result of an increase in specialty tolling work.

ICO Brazil’s revenues increased $0.7 million or 34% due to an increase in volume sold which increased revenues by $0.6 million.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 20.8% to 16.8%. This decline was mainly a result of two items. First, as average prices were higher in this year’s first quarter compared to last year’s first quarter (due to rising resin prices during fiscal year 2006), this had the effect of increasing our average selling prices and revenue base without necessarily increasing income, which resulted in a lower gross margin. Second, the reduction in feedstock margins as a result of the different pricing environments within the two quarters resulted in lower gross margins and income.

Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) declined $0.2 million or 3%. The decline in SG&A was due to a reduction in U.S. medical claims of $0.2 million, lower professional legal expenses of $0.2 million, offset partially by the effect of stronger foreign currencies relative to the U.S. Dollar which had the effect of increasing SG&A by $0.3 million. As a percentage of revenues, SG&A declined to 9.8% of revenue during the three months ended December 31, 2006 compared to 11.5% for the same quarter last year due to the increase in revenues.

Impairment, restructuring and other costs. In the first quarter of fiscal year 2006, the Company incurred $55,000 of costs as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas location and lease cancellation costs of $63,000 associated with the former location of its European technical center, which was relocated in fiscal 2005.

Operating income. Consolidated operating income declined $0.7 million or 14% during the three months ended December 31, 2006 to $4.3 million. The decrease was primarily due to lower feedstock margins.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss)	Three Months Ended December 31,
	2006	2005	Change
	(Dollars in thousands)
ICO Europe	$675	$1,299	$(624)
Bayshore Industrial	3,290	3,748	(458)
ICO Courtenay - Australasia	718	1,055	(337)
ICO Polymers North America	1,008	694	314
ICO Brazil	77	(137)	214
Total reportable segments	5,768	6,659	(891)
General Corporate Expense	(1,339)	(1,363)	24
Stock Option Expense	(132)	(283)	151
Consolidated	$4,297	$5,013	$(716)

ICO Europe’s operating income fell $0.6 million or 48% due to a reduction in feedstock margins per metric ton partially offset by an increase in volumes sold. Feedstock margins in the first quarter of fiscal year 2006 were very strong in Europe due largely to rising resin prices during that quarter. In the first quarter of fiscal 2007 resin prices had a general downward trend, which caused feedstock margins and, hence, profitability to decline.

Bayshore Industrial’s operating income declined $0.5 million or 12% due to a decline in volumes sold due to lower customer demand, which we believe was caused mostly by falling resin prices during the quarter.

ICO Courtenay-Australasia’s operating income fell $0.3 million or 32% due, in part, to reduced feedstock margins per metric ton. Feedstock margins in the first quarter of fiscal year 2006 were very strong in Australasia due mostly to rising resin prices in October and November 2005. Due to the timing from when raw materials are purchased to when they are sold, the significant increase in prices benefited margins in the first quarter of the prior year. In the first quarter of fiscal 2007, resin prices have generally trended down, which caused feedstock margins to decline.

ICO Polymers North America’s operating income improved $0.3 million or 45% primarily caused by an increase in toll service revenues offset by a reduction in product sales volumes.

ICO Brazil’s operating income improved $0.2 million to income of $0.1 million due to a 13% increase in volumes sold, as well as an improvement in feedstock margins per metric ton sold. Market conditions in this region began to improve in the fourth quarter of fiscal 2006.

Stock option expense was lower due to certain options vesting during fiscal year 2006 along with minimal grants of new stock options in the first quarter of fiscal 2007.

Income Taxes (from continuing operations). The Company’s effective income tax rates were provisions of 24% and 32% during the three months ended December 31, 2006 and 2005, respectively, compared to the U.S. statutory rate of 35%. Our effective income tax rate of 24% during the three months ended December 31, 2006 was lower than the U.S. statutory rate of 35% primarily due to a $0.4 million reduction of the Company’s tax contingency reserve.

In the first quarter of fiscal 2006, the Company’s tax rate was 32% primarily due to the utilization of previously reserved tax assets in the Company’s Italian subsidiary. The effect of this item was partially offset by the mix of pre-tax income or loss generated by the Company’s operations in various taxing jurisdictions (with various tax rates) and the impact of nondeductible items and other permanent differences.

Loss From Discontinued Operations. The loss from discontinued operations during the periods relates to legal fees and other expenses incurred by the Company associated with its discontinued operations.

Net Income. For the three months ended December 31, 2006, the Company had net income of $2.5 million compared to net income of $3.1 million for the comparable period in fiscal 2006, due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2006.

Three Months Ended
December 31, 2006
(Dollars in thousands)
Net revenues	$3,435
Operating income	$90
Pre-tax income	$55
Net income	$47

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company will adopt FIN 48 effective October 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has a defined benefit plan in its Holland and France subsidiaries. At December 31, 2006, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of December 31, 2006, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. This standard will be effective for the Company starting with our interim period ending December 31, 2008. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations.

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2006	September 30, 2006
Cash and cash equivalents	$ 1.8 million	$17.4 million
Working capital	$41.5 million	$57.5 million

Cash and cash equivalents declined $15.6 million and working capital declined $16.0 million during the three months ended December 31, 2006 due to the factors described below.

Cash Flows

	Three Months Ended December 31,
	2006	2005
	(Dollars in thousands)
Net cash provided by operating activities by continuing operations	$5,548	$196
Net cash used for operating activities by discontinued operations	(1,165)	(159)
Net cash used for investing activities by continuing operations	(1,706)	(1,417)
Net cash used for financing activities by continuing operations	(18,412)	(290)
Effect of exchange rate changes	62	(142)
Net decrease in cash and equivalents	$(15,673)	$(1,812)

Cash Flows From Operating Activities

During the three months ended December 31, 2006, the Company generated $5.5 million of cash from operating activities by continuing operations as a result of the income the Company generated, as well as declines in certain working capital accounts. The $5.5 million cash flow was an increase of $5.4 million compared to the three months ended December 31, 2005. Most of the $5.4 million increase was due to the declines in certain working capital accounts. A decline in accounts receivable and inventories were sources of cash during the three months ended December 31, 2006. The decrease in accounts receivable was primarily due to a decrease in days sales outstanding in the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The decrease in inventory was due to lower raw material purchases in the three months ended December 31, 2006 compared to the three months ended December 31, 2005. These sources of cash were offset by the use of cash in accounts payable and income taxes payable. The decrease in accounts payable was due to lower purchasing levels in the three months ended December 31, 2006. The decrease in income taxes payable was primarily due to a U.S. tax payment related to taxable earnings in fiscal year 2006 paid during the three months ended December 31, 2006.

Cash used for discontinued operations during the three months ended December 31, 2006 increased $1.0 million to $1.2 million due primarily to the settlement with National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”). On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement. The $7.5 million payment consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable due in November 2007. The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest.

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

Cash Flows Used for Investing Activities

Capital expenditures totaled $1.7 million during the three months ended December 31, 2006 and were related primarily to expanding the Company’s production capacity. Approximately 55% of the $1.7 million of capital expenditures was spent at the Company’s ICO Courtenay-Australasian segment primarily related to an expansion in our Malaysian facility. The Company expects capital expenditures to be approximately $10.0 million for the remainder of the fiscal year.

Cash Flows Used For Financing Activities

Cash used for financing activities increased during the three months ended December 31, 2006 to $18.4 million compared to $0.3 million during the three months ended December 31, 2005. The change was primarily due to the repurchase of the Company’s $6.75 Convertible Exchangeable Preferred Stock (“Preferred Stock”) for total consideration of $28.5 million, partly offset by a net increase in debt of $10.0 million to fund the repurchase. On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding depositary shares (“Depositary Shares”) each representing 1/4 share of the Preferred Stock. Through December 31, 2006, the Company has repurchased 1,095,853 Depositary Shares. The repurchase was funded using cash on hand plus borrowings under the Company’s domestic Credit Agreement.

Financing Arrangements

The Company maintains several lines of credit. The facilities are collateralized by certain assets of the Company. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2006	2006	2006	2006	2006	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$35,863	$21,559	$39,403	$37,560	$75,266	$59,119
Outstanding Borrowings	13,000	800	15,351	17,214	28,351	18,014
Net availability	$22,863	$20,759	$24,052	$20,346	$46,915	$41,105

(a) Based on the credit facility limits and outstanding letters of credit.

On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”), including the repayment of a $0.8 million term loan. In conjunction with the termination, the Company incurred $0.2 million of debt termination costs including unamortized debt issuance costs and an early termination fee.

The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility. The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank. Proceeds of the KeyBank Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock. The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement. The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

There was $13.0 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of December 31, 2006 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006. The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $22.9 million as of December 31, 2006, including the $15.0 million term loan the Company has not drawn down as of December 31, 2006. Because the Company expects to draw down the $15.0 million term loan prior to April 30, 2007, the Company classified the $13.0 million outstanding borrowings under the revolving credit facility as term debt at December 31, 2006. The Company classified $10.5 million of the $13.0 million as long-term and $2.5 million as current as the term loan will have quarterly principal payments of $0.8 million beginning June 30, 2007.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $24.1 million ($2.2 million of which relates to the Company’s New Zealand subsidiary which was in violation of a financial covenant contained in the governing loan agreement) and $20.3 million as of December 31, 2006 and September 30, 2006, respectively.

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

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the KeyBank Credit Agreement. “Change of Control,” as defined in the Credit Agreement, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the SEC under the 1934 Act, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2006. Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at December 31, 2006.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Term debt	$40,196	$9,828	$12,130	$7,032	$11,206
Capital leases	494	419	70	5	-
Operating leases	6,199	1,849	2,185	1,165	1,000
Short-term borrowings under credit facilities	15,351	15,351	-	-	-
Other long-term liabilities	2,026	-	200	200	1,626
Interest expense on total debt	10,549	3,328	2,716	1,881	2,624
	$74,815	$30,775	$17,301	$10,283	$16,456

Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2006 and September 30, 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of December 31, 2006, the Company had $48.2 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2006 and 2005, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on December 31, 2006 and September 30, 2006:

	As of
	December 31,	September 30,
	2006	2006
	(Dollars in thousands)
Notional value	$7,956	$3,565
Fair market value	8,322	3,565
Maturity Dates	January 2007 through May 2007	October 2006 through December 2006

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of December 31, 2006 and September 30, 2005, the Company had $19.3 million and $21.7 million of raw material inventory and $17.7 million and $19.3 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of December 31, 2006, the Company had $32.5 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At December 31, 2006, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.3 million.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At December 31, 2006, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2006	of receivable
New Zealand	Australia	$1.7 million	New Zealand Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar

ITEM 4.   CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting during our first fiscal quarter, other than the changes in internal controls with respect to accounting for cumulative Preferred Stock in the calculation of basic and diluted earnings per share in accordance with SFAS No. 128 as more fully described in the Company’s September 30, 2006 Form 10-K, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 14, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ICO, Inc.
(Registrant)

February 8, 2007	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)