Form 10-Q
period 2007-03-31
ICO INC
filed 2007-05-04
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
YES ☐   NO ☒

There were 25,998,614 shares of common stock without par value outstanding as of April 26, 2007

ICO, INC.

PART I ― FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2007	September 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$1,592	$17,427
Trade receivables (less allowance for doubtful accounts
of $2,568 and $2,509, respectively)	71,714	67,742
Inventories	42,981	41,961
Deferred income taxes	1,516	2,195
Prepaid and other current assets	9,040	6,775
Total current assets	126,843	136,100

Property, plant and equipment, net	52,615	50,884
Goodwill	8,975	8,585
Other assets	3,639	2,392
Total assets	$192,072	$197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$12,065	$17,214
Current portion of long-term debt	11,063	4,696
Accounts payable	40,387	35,809
Accrued salaries and wages	4,776	5,360
Income taxes payable	1,611	4,188
Other current liabilities	11,548	11,332
Total current liabilities	81,450	78,599

Long-term debt, net of current portion	28,055	21,559
Deferred income taxes	4,126	4,210
Other long-term liabilities	2,064	1,876
Total liabilities	115,695	106,244

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value -
345,000 shares authorized; 48,537 and 322,500 shares issued
and outstanding, respectively, with a liquidation preference of
$6,082 and $40,410, respectively	2	13
Undesignated preferred stock, without par value -
105,000 shares authorized; no shares issued and outstanding	─	─
Common stock, without par value - 50,000,000 shares authorized;
25,931,368 and 25,792,168 shares issued
and outstanding, respectively	45,791	45,087
Additional paid-in capital	76,458	104,844
Accumulated other comprehensive income (loss)	2,678	(154)
Accumulated deficit	(48,552)	(58,073)
Total stockholders’ equity	76,377	91,717
Total liabilities and stockholders’ equity	$192,072	$197,961

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006 (as restated)	2007	2006 (as restated)
Revenues:
Sales	$84,893	$70,473	$162,480	$138,148
Services	9,826	9,070	18,500	16,508
Total revenues	94,719	79,543	180,980	154,656
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	77,371	64,188	149,140	123,705
Selling, general and administrative	9,274	8,722	17,713	17,385
Depreciation and amortization	1,855	1,782	3,611	3,584
Impairment, restructuring and other costs (income)	(654)	-	(654)	118
Operating income	6,873	4,851	11,170	9,864
Other income (expense):
Interest expense, net	(838)	(562)	(1,502)	(1,096)
Other	88	68	(167)	146
Income from continuing operations before income taxes	6,123	4,357	9,501	8,914
Provision for income taxes	601	1,375	1,419	2,837
Income from continuing operations	5,522	2,982	8,082	6,077
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $794, $0,
$775 and ($18), respectively	1,475	-	1,439	(33)
Net income	$6,997	$2,982	$9,521	$6,044
Undeclared and unpaid Preferred Stock dividends, as restated	-	(544)	(226)	(1,088)
Preferred Stock dividends declared	(82)	-	(164)	-
Net gain on redemption of Preferred Stock	-	-	6,023	-
Net income applicable to Common Stock, as restated	$6,915	$2,438	$15,154	$4,956

Basic income per share:
Income from continuing operations, as restated	$.21	$.10	$.53	$.19
Income from discontinued operations	.06	-	.06	-
Net income per common share, as restated	$.27	$.10	$.59	$.19
Diluted income per share:
Income from continuing operations, as restated	$.20	$.09	$.29	$.19
Income from discontinued operations	.05	-	.05	-
Net income per common share, as restated	$.26	$.09	$.34	$.19

Basic weighted average shares outstanding	25,907,000	25,663,000	25,874,000	25,610,000
Diluted weighted average shares outstanding	27,329,000	26,230,000	27,508,000	25,983,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net income	$6,997	$2,982	$9,521	$6,044
Other comprehensive income (loss)
Foreign currency translation adjustment	935	75	3,101	(989)
Unrealized gain (loss) on foreign currency hedges	97	(40)	(269)	167

Comprehensive income	$8,029	$3,017	$12,353	$5,222

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,521	$6,044
(Income) loss from discontinued operations	(1,439)	33
Depreciation and amortization	3,611	3,584
Gain on sale of fixed assets	(654)	-
Stock option compensation expense	277	452
Changes in assets and liabilities providing/(requiring) cash:
Receivables	(961)	(5,578)
Inventories	1,043	(2,306)
Other assets	443	333
Income taxes payable	(2,588)	1,464
Deferred taxes	(1,387)	372
Accounts payable	2,547	(1,296)
Other liabilities	1,737	(178)
Net cash provided by operating activities by continuing operations	12,150	2,924
Net cash used for operating activities by discontinued operations	(1,191)	(160)
Net cash provided by operating activities	10,959	2,764

Cash flows used for investing activities:
Capital expenditures	(4,097)	(4,091)
Proceeds from dispositions of property, plant and equipment	937	5
Net cash used for investing activities for continuing operations	(3,160)	(4,086)

Cash flows provided by (used for) financing activities:
Common stock transactions	310	242
Redemption of Preferred Stock	(28,531)	-
Payment of dividend on Preferred Stock	(82)	-
Increase (decrease) in short-term borrowings under credit facilities, net	(6,087)	5,171
Proceeds from long-term debt	13,731	359
Repayments of long-term debt	(2,831)	(5,462)
Debt financing costs	(244)	(116)
Net cash provided by (used for) financing activities for
continuing operations	(23,734)	194

Effect of exchange rates on cash	100	(86)
Net decrease in cash and equivalents	(15,835)	(1,214)
Cash and cash equivalents at beginning of period	17,427	3,234
Cash and cash equivalents at end of period	$1,592	$2,020

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results expected for the year ended September 30, 2007. The accounting policies for the periods presented are the same as described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has separate defined benefit plans in its Holland and France subsidiaries. At March 31, 2007, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of March 31, 2007, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the year ending September 30, 2007. The Company does not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by the Company of a cumulative adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our financial statements.

NOTE 3. EARNINGS PER SHARE (“EPS”)

The Company presents both basic and diluted EPS amounts. Basic EPS is computed by dividing income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the three and six months ended March 31, 2007, and 2006 are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Basic income per share:
Income from continuing operations, as restated	$.21	$.10	$.53	$.19
Income from discontinued operations	.06	-	.06	-
Basic net income per common share, as restated	$.27	$.10	$.59	$.19

Diluted income per share:
Income from continuing operations, as restated	$.20	$.09	$.29	$.19
Income from discontinued operations	.05	-	.05	-
Diluted net income per common share	$.26	$.09	$.34	$.19

See Note 14 - “Restatement of Previously Reported Earnings per Share” for discussion of the restatement of previously reported earnings per share for fiscal year 2006.

For the six months ended March 31, 2007, there is a substantial difference in the net income applicable to common stock used in computing basic and diluted earnings per share. For basic earnings per share, the Company includes the net gain on redemption of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million while, for diluted earnings per share, the Company does not include the net gain on redemption of Preferred Stock (see Note 4 - “Stockholders’ Equity” for more discussion of the Preferred Stock repurchase). Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$6,997	$2,982	$9,521	$6,044
Undeclared and unpaid preferred stock dividends	-	(544)	(226)	(1,088)
Preferred stock dividends declared	(82)	-	(164)	-
Net gain on redemption of Preferred Stock	-	-	6,023	-
Net income applicable to Common Stock	$6,915	$2,438	$15,154	$4,956

The net gain on redemption of Preferred Stock of $6.0 million is the difference between the liquidation value of the Preferred Stock of $31.53 per Depositary Share compared to the $26.00 per Depositary Share paid by the Company. The shares of Preferred Stock are evidenced by Depositary Shares, each representing ¼ of a share of Preferred Stock. The liquidation value includes the unpaid and undeclared Preferred Stock dividends that were in arrears at the date of the Preferred Stock repurchases of $7.2 million, which reduced net income for common shareholders in prior years (except for $226,000 dividends earned in the first quarter of fiscal 2007 which reduced net income applicable to Common Stock for fiscal year 2007).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In computing diluted earnings per share, the Company follows the if-converted method. Under this method, the Company separates the Preferred Stock that was redeemed from the outstanding Preferred Stock at March 31, 2007 and treats each separately to determine if conversion would be dilutive. In doing so, the Preferred Stock redeemed is more dilutive to assume it was converted at the beginning of the six months ended March 31, 2007. Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends are not included in computing net income applicable to Common Stock for the six months ended March 31, 2007. This also resulted in the addition of 722,000 incremental common shares in the calculation of earnings per share.

For the three months ended March 31, 2007, it was more dilutive to assume the conversion of the outstanding 194,147 Preferred Stock Depositary Shares as of the beginning of the period. This resulted in the addition of 532,000 incremental Common Shares in the calculation of the diluted weighted average shares outstanding and adding back the Preferred Stock dividends to net income applicable to Common Stock for the three months ended March 31, 2007. For the six months ended March 31, 2007, the outstanding Preferred Stock was anti-dilutive. The following presents the reconciliation from net income to net income applicable to common stock used in computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$6,997	$2,982	$9,521	$6,044
Undeclared and unpaid Preferred Stock dividends	-	(544)	-	(1,088)
Preferred Stock dividends declared	-	-	(164)	-
Net income applicable to Common Stock	$6,997	$2,438	$9,357	$4,956

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, assumed conversion of the outstanding Preferred Stock during the three months ended March 31, 2007 and assumed conversion of the Preferred Stock redeemed during the six months ended March 31, 2007. The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Weighted-average shares outstanding:	2007	2006	2007	2006

Basic	25,907,000	25,663,000	25,874,000	25,610,000
Incremental shares from assumed conversion
of outstanding Preferred Stock	532,000	-	-	-
Incremental shares from assumed conversion of
Preferred Stock redeemed	-	-	722,000	-
Incremental shares from stock options	890,000	567,000	912,000	373,000
Diluted	27,329,000	26,230,000	27,508,000	25,983,000

The total amount of anti-dilutive securities for the three and six months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Stock options	1,204,000	1,331,000	1,182,000	1,525,000
Outstanding Preferred Stock	-	3,534,600	532,000	3,534,600
Total shares of anti-dilutive securities	1,204,000	4,865,600	1,714,000	5,059,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding Depositary Shares subject to the amendments discussed above becoming effective. During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares, or 84.9% of the authorized and outstanding Preferred Stock for $26.00 per Depositary Share, for total consideration of $28.5 million. The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million (including $226,000 dividends earned in the first quarter of fiscal 2007) were extinguished by the repurchase. Therefore, dividends in arrears on the remaining outstanding Preferred Stock as of March 31, 2007 aggregate $1.2 million, or $6.33 per Depositary Share.

This repurchase also leaves fewer than 80,000 shares of Preferred Stock (represented by fewer than 320,000 Depositary Shares) outstanding, and thus, terminated the right of the holders of the Preferred Stock to elect special directors. Except as described in the preceding sentences, the referenced amendments to the Statement of Designations for the Preferred Stock do not affect the rights of the holders of Preferred Stock or the Common Stock. The number of authorized shares of Preferred Stock and Common Stock are not affected by the foregoing; however, the Company retired the Preferred Stock that was repurchased. Preferred Stock dividends of $1.6875 per Depositary Share were declared for the quarter ended December 31, 2006 in the amount of $81,906 and paid in January 2007. Preferred Stock dividends of $1.6875 per Depositary Share were declared for the quarter ended March 31, 2007 in the amount of $81,906 and paid in April 2007.

A summary of the changes in the stockholders’ equity accounts for the six months ended March 31, 2007 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(Dollars in thousands)
Balance at September 30, 2006	$13	25,792,168	$45,087	$104,844	$(154)	$(58,073)	$91,717
Issuance of shares in connection with employee benefit plans	-	68,765	455	-	-	-	455
Issuance of stock options	-	-	-	277	-	-	277
Exercise of employee stock options	-	70,435	249	21	-	-	270
Preferred Stock redemption	(11)	-	-	(28,520)	-	-	(28,531)
Preferred Stock dividends	-	-	-	(164)	-	-	(164)
Translation adjustment	-	-	-	-	3,101	-	3,101
Unrealized net loss on foreign currency hedges	-	-	-	-	(269)	-	(269)
Net income	-	-	-	-	-	9,521	9,521
Balance at March 31, 2007	$2	25,931,368	$45,791	$76,458	$2,678	$(48,552)	$76,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. EQUITY BASED COMPENSATION

The Company has five active stock option plans, one for non-employee directors and four for employees.

Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations for the three and six months ended March 31, 2007 was $0.1 million and $0.3 million, respectively, compared to $0.2 million and $0.5 million for the three and six months ended March 31, 2006, respectively. All of our stock option compensation expense relates solely to employees whose cash compensation is classified as selling, general and administrative expense. The total income tax benefit recognized related to stock option activity in the consolidated statement of operations was $0.1 million and $0.1 million for the three and six months ended March 31, 2007, respectively, compared to $0.1 million and $0.2 million for the three and six months ended March 31, 2006, respectively.

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

As of March 31, 2007, the Company has 210,000 Options outstanding that contain performance conditions, of which 105,000 have vested. The nonvested Options vest based on the financial performance of the Company in fiscal year 2007. The performance conditions related to fiscal year 2006 were achieved, and on December 15, 2006, 105,000 of the 210,000 performance-based Options vested. The weighted average exercise price of the performance-based Options is $2.40, and the weighted average remaining contractual term of the referenced Options is 6 years as of March 31, 2007. The weighted average grant date fair value of the referenced performance-based Options was $1.34. Aggregate intrinsic value of the outstanding Options with performance conditions as of March 31, 2007 was $0.8 million.

The following is a summary of stock option activity for the six months ended March 31, 2007:

		Weighted	Weighted
	Option	Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at beginning of year	2,121	$2.71
Granted	58	$5.93
Exercised	(70)	$2.88
Forfeited/cancelled	(15)	$6.23
Outstanding as of March 31, 2007	2,094	$2.77	5 years	$7.1 million
Options exercisable as of March 31, 2007	1,441	$2.25	5 years	$5.6 million

A summary of the status of the Company’s nonvested Options as of March 31, 2007 and changes during the six months ended March 31, 2007, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2006	836	$1.87	$3.45
Granted	52	$2.94	$5.94
Vested	(232)	$1.38	$2.38
Forfeited	(3)	$2.41	$4.79
Nonvested at March 31, 2007	653	$2.13	$4.01

Effective March 5, 2007, the Company amended the 1998 ICO, Inc. Stock Option Plan (the “Plan”), which is the only one of the Company’s stock option plans that currently allows for Option grants to employees. The Plan amendments are summarized as follows: (1) the Plan name was changed to the “ICO, Inc. Equity Incentive Plan;” (2) in addition to Options, the Plan now allows for grants of restricted shares of Common Stock (“Restricted Shares”); (3) the shares of Common Stock available for grant of Options or Restricted Shares were increased by 500,000; (4) the per-person annual grant limitations were reduced to 400,000 (from 500,000) shares per fiscal year; and (5) the Plan’s expiration date was extended from January 12, 2008 to January 25, 2017. The Plan provides that Restricted Share awards must include vesting provisions, with a minimum vesting period (or performance period if the vesting is contingent on satisfying performance conditions) of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. INVENTORIES

Inventories consisted of the following:
	March 31, 2007	September 30, 2006
	(Dollars in Thousands)
Raw materials	$23,933	$21,722
Finished goods	17,874	19,286
Supplies	1,174	953
Total inventory	$42,981	$41,961

NOTE 7. INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Domestic	$2,774	$2,460	$5,348	$5,172
Foreign	3,349	1,897	4,153	3,742
Total	$6,123	$4,357	$9,501	$8,914

The provision (benefit) for income taxes consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Current	$1,963	$1,304	$2,701	$2,872
Deferred	(1,362)	71	(1,282)	(35)
Total	$601	$1,375	$1,419	$2,837

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and six months ending March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Tax expense at statutory rate	$2,142	$1,525	$3,324	$3,120
Change in the deferred tax assets valuation allowance	(1,576)	77	(1,644)	(271)
Foreign tax rate differential	63	(143)	68	72
Adjustment to tax contingency	-	-	(350)	-
State taxes, net of federal benefit	45	-	94	-
Other, net	(73)	(84)	(73)	(84)
	$601	$1,375	$1,419	$2,837

Effective income tax rate	10%	32%	15%	32%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2007, the Company reversed the valuation allowance against the deferred tax asset of the Italian subsidiary in the amount of $1.4 million based on the Company’s analysis of the profitability of the Italian subsidiary. This was based on the fact that the Italian subsidiary had taxable income in fiscal year 2006 and is projecting taxable income for fiscal years 2007 and 2008 that would utilize all of the remaining net operating loss carryforwards of $1.3 million. In addition, the Company reversed $0.4 million of the tax contingency reserve in the first quarter of fiscal 2007 based on the Company’s quarterly assessment of its tax contingency reserve. These items resulted in an effective tax rate of 10% and 15% for the three and six months ended March 31, 2007.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries. The Company has unremitted earnings from foreign subsidiaries of approximately $12.1 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.9 million and $2.1 million as of March 31, 2007 and September 30, 2006, respectively, and foreign letters of credit outstanding of $7.3 million and $2.6 million as of March 31, 2007 and September 30, 2006, respectively.

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

Active remediation of the French Limited site was concluded in 1996. If the Company is required to contribute to the costs of additional remediation at that site, it is not expected to have a material adverse effect on the Company. With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites. The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site, and the Combe Fill South Landfill site will not be significant, and based on the Company’s current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows. With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRP’s by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time. The EPA subsequently withdrew its settlement offers to PRP’s, in order to process additional evidence of transactions at the MSC site, and the EPA is expected to issue a new allocation to the PRP’s, upon which revised settlement offers are expected. The Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

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

There was $12.0 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of March 31, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006. The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $23.4 million as of March 31, 2007, including the $15.0 million term loan the Company has not drawn down as of March 31, 2007. The Company and KeyBank extended the time period the Company has to draw down the term loan from April 25, 2007 to June 25, 2007. Because the Company expects to draw down the $15.0 million term loan on or before June 25, 2007, the Company classified the $12.0 million outstanding borrowings under the revolving credit facility as term debt at March 31, 2007. The Company classified $8.7 million of the $12.0 million as long-term debt and $3.3 million as current debt because the term loan will have quarterly principal payments of $0.8 million beginning June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term debt at March 31, 2007 and September 30, 2006 consisted of the following.

	March 31,	September 30,
	2007	2006
	(Dollars in thousands)
Domestic credit facility borrowings expected to be replaced with a $15.0 million term loan prior to June 25, 2007 under the terms of the existing KeyBank credit agreement. The term loan will have quarterly principal payments and carry a variable interest rate. Interest rate as of March 31, 2007 was 6.8%	$12,000	$-
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,296	6,222
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	4,046	4,146
Term loans of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,203	3,274
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid monthly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,047	2,068
Term loan of the Company’s French subsidiary. Principal and interest paid quarterly with a variable interest rate through September 2010. Interest rate as of March 31, 2007 was 3.8%.	1,755	1,903
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,705	1,681
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of March 31, 2007 and September 30, 2006 were 9.0% and 8.2%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through June 2007. Interest and principal payments are made quarterly.	1,305	1,574
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.5% through April 2020.	1,383	-
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,138	1,241
Various others loans and capital leases collateralized by mortgages on certain land and buildings and other assets of the Company. As of March 31, 2007, interest rates range between 3.0% and 10.25% with maturity dates between October 2007 and February 2027. The interest and principal payments are made monthly or quarterly.	4,240	4,146
Total term debt	$39,118	$26,255

As of March 31, 2007, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $1.3 million of short-term borrowings under its credit facility. Also, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.5 million of term debt and $3.5 million of short-term borrowings under its credit facility. The Australian covenant that was not met related to equity as a percentage of total assets. Our Australian subsidiary has grown rapidly due to strong market conditions and has been increasingly profitable. The covenant was not satisfied due to the expansion in working capital outpacing the increase in retained earnings. Because the Company’s Australian subsidiary is in violation of a debt covenant with its lender, National Australia Bank Limited (“NAB”), and the total debt is over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank; however, the Company received a letter of waiver from KeyBank and NAB in relation to these debt covenant violations. All of the debt relating to the Company’s New Zealand and Australian subsidiaries is classified as a current liability in the Company’s Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company maintains several lines of credit. The facilities are collateralized by certain assets of the Company. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$35,420	$21,559	$42,423	$37,560	$77,843	$59,119
Outstanding Borrowings	12,000	800	12,065	17,214	24,065	18,014
Net availability	$23,420	$20,759	$30,358	$20,346	$53,778	$41,105

(a) Based on the credit facility limits less outstanding letters of credit.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $30.4 million ($4.0 million of which relates to the Company’s New Zealand subsidiary and $1.8 million of which relates to the Company’s Australian subsidiary, for which Australia obtained a waiver from National Australia Bank Limited regarding a financial covenant violation contained in the governing loan agreement) as of March 31, 2007 and $20.3 million as of September 30, 2006, respectively.

The Credit Agreement establishing the KeyBank Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio, and a required level of profitability. In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also maintain several termination plans, usually mandated by law, within certain of our foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The amount of defined contribution plan expense for the three and six months ended March 31, 2007 was $0.3 million and $0.6 million compared to $0.2 million and $0.5 million for the three and six months ended March 31, 2006. The amount of defined benefit plan pension expense for the three and six months ended March 31, 2007 was $0.2 million and $0.3 million compared to $0.2 million and $0.3 million for the three and six months ended March 31, 2006.

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

Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business. On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement. The $7.5 million payment consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable in November 2007. The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest. The escrowed funds were deemed to be a doubtful collection and a reserve recorded against the $5.0 million during fiscal year 2004 through discontinued operations. As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006. During March 2007, the Company entered into a settlement agreement with its insurance carrier related to the indemnity claims asserted by NOV for $2.3 million, which was received in April 2007. The pre-tax income of $2.3 million was recorded through discontinued operations and is recorded as a receivable in the Company’s Consolidated Balance Sheet as of March 31, 2007. The loss from discontinued operations during the six months ended March 31, 2006 relates to legal fees and other expenses incurred by the Company associated with discontinued operations.

NOTE 12. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk. As of March 31, 2007, the Company had $54.4 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2007 and 2006, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on March 31, 2007 and September 30, 2006:

	As of
	March 31,	September 30,
	2007	2006
	(Dollars in thousands)
Notional value	$7,151	$3,565
Fair market value	7,420	3,565
Maturity Dates	April 2007 through June 2007	October 2006 through December 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of March 31, 2007 and September 30, 2006, the Company had $23.9 million and $21.7 million of raw material inventory and $17.9 million and $19.3 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes. In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2007	of receivable
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
United States	Italy	$1.6 million	United States Dollar

NOTE 13. SEGMENT INFORMATION

Our management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia. This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee). The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy and the U.K. The Company’s Australasia segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Six Months Ended March 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$76,381	$42	$3,183	$1,347	$(625)	$504
Bayshore Industrial	43,781	90	6,313	746	-	787
ICO Courtenay-Australasia	34,096	-	1,846	546	(29)	2,070
ICO Polymers North America	20,403	2,092	2,760	752	-	606
ICO Brazil	6,319	-	204	119	-	80
Total from Reportable Segments	$180,980	$2,224	$14,306	$3,510	$(654)	$4,047
Corporate	-	-	(2,859)	101	-	50
Stock Option Expense	-	-	(277)	-	-	-
Total	$180,980	$2,224	$11,170	$3,611	$(654)	$4,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended March 31, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$59,981	$165	$3,272	$1,478	$63	$494
Bayshore Industrial	44,863	22	7,159	824	-	1,816
ICO Courtenay-Australasia	24,172	-	1,360	471	-	554
ICO Polymers North America	20,818	1,528	1,855	633	55	1,134
ICO Brazil	4,822	-	(336)	103	-	28
Total from Reportable Segments	$154,656	$1,715	$13,310	$3,509	$118	$4,026
Corporate	-	-	(2,994)	75	-	65
Stock Option Expense	-	-	(452)	-	-	-
Total	$154,656	$1,715	$9,864	$3,584	$118	$4,091

Three Months Ended March 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$42,114	$26	$2,508	$683	$(625)	$326
Bayshore Industrial	19,901	70	3,023	373	-	436
ICO Courtenay-Australasia	18,483	-	1,128	307	(29)	1,138
ICO Polymers North America	10,797	1,577	1,752	383	-	436
ICO Brazil	3,424	-	127	62	-	15
Total from Reportable Segments	$94,719	$1,673	$8,538	$1,808	$(654)	$2,351
Corporate	-	-	(1,520)	47	-	40
Stock Option Expense	-	-	(145)	-	-	-
Total	$94,719	$1,673	$6,873	$1,855	$(654)	$2,391

Three Months Ended March 31, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$32,439	$34	$1,973	$727	$-	$267
Bayshore Industrial	22,162	22	3,411	413	-	1,596
ICO Courtenay-Australasia	11,458	-	305	239	-	211
ICO Polymers North America	10,819	605	1,161	320	-	510
ICO Brazil	2,665	-	(199)	52	-	25
Total from Reportable Segments	$79,543	$661	$6,651	$1,751	$-	$2,609
Corporate	-	-	(1,631)	31	-	65
Stock Option Expense	-	-	(169)	-	-	-
Total	$79,543	$661	$4,851	$1,782	$-	$2,674

Total Assets	As of March 31, 2007 (d)	As of September 30, 2006 (d)
	(Dollars in thousands)
ICO Europe	$83,871	$81,330
Bayshore Industrial	35,638	39,421
ICO Courtenay-Australasia	40,880	31,859
ICO Polymers North America	22,954	23,702
ICO Brazil	5,485	4,412
Total from Reportable Segments	$188,828	$180,724
Other (c)	3,244	17,237
Total	$192,072	$197,961

(a) ICO Europe’s operating income includes severance expense of $0.5 million for the three and six months ended March 31, 2007.
(b) Impairment, restructuring and other costs (income) are included in operating income (loss).
(c) Consists of unallocated Corporate assets.
(d) Includes goodwill of $4.5 million and $4.1 million for ICO Courtenay - Australasia as of March 31, 2007 and September 30, 2006, respectively, and $4.5 million for Bayshore Industrial as of March 31, 2007 and September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Reportable segments operating income	$8,538	$6,651	$14,306	$13,310
Corporate and stock option expense	(1,665)	(1,800)	(3,136)	(3,446)
Consolidated operating income	6,873	4,851	11,170	9,864
Other income (expense):
Interest expense, net	(838)	(562)	(1,502)	(1,096)
Other	88	68	(167)	146
IIncome from continuing operations before income taxes	$6,123	$4,357	$9,501	$8,914

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

The following table presents the effect of the restatement on earnings per share for the three and six months ended March 31, 2006:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006		2006
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except share data)
Total revenues	$79,543	$79,543	$154,656	$154,656
Operating income	4,851	4,851	9,864	9,864
Income from continuing operations	2,982	2,982	6,077	6,077
Loss from discontinued operations	-	-	(33)	(33)
Net income	2,982	2,982	6,044	6,044
Undeclared and unpaid Preferred Stock dividends	-	(544)	-	(1,088)
Net income applicable to common stock	$2,982	$2,438	$6,044	$4,956

Basic and diluted income per share:
Basic income from continuing operations	$.12	$.10	$.24	$.19
Basic net income per common share	$.12	$.10	$.24	$.19

Diluted income from continuing operations	$.10	$.09	$.21	$.19
Diluted net income per common share	$.10	$.09	$.20	$.19

Basic weighted average shares outstanding	25,663,000	25,663,000	25,610,000	25,610,000
Diluted weighted average shares outstanding	29,764,600	26,230,000	29,517,600	25,983,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

The Company’s revenues are primarily derived from product sales and toll processing services in the polymer processing industry.

Product sales result from the sale of finished products to the customer. The creation of such products begins with the Company purchasing resin (primarily polyethylene) and other raw materials that are further processed by the Company. The further processing of the material may involve size reduction and/or compounding.  Compounding involves melt blending various resins and additives to produce a homogeneous material. Compounding includes the manufacture and sale of concentrates. Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties. After processing, the Company sells the finished products to customers. The finished products produced by the Company are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings. Currently, the largest powder sales markets of the Company include Western Europe, Australia, New Zealand, Malaysia, the United States and Brazil. The Company also exports its powders into Africa, the Middle East, and Asia.  The Company’s concentrate products are primarily used by third parties to produce plastic films. These products are mostly sold throughout North America.

Toll processing services involve both size reduction and compounding whereby these services are performed on customer owned material for a fee. We consider our toll processing services to be completed when we have processed the customer owned material and no further services remain to be performed. Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of our toll processing services. Shipping of the product to and from our facilities is determined by and paid for by the customer. The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Masterbatches are concentrates that incorporate all of the additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages. Additionally, these segments provide specialty size reduction services on a tolling basis. The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K. The Company’s ICO Courtenay - Australasia segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Results of Operations

Three and six months ended March 31, 2007 compared to the three and six months ended March 31, 2006

Executive Summary

Our second quarter fiscal 2007 results were very strong with operating income of $6.9 million, which exceeded the prior year’s second quarter by $2.0 million or 42%. This was primarily a result of an increase in volumes sold, particularly in our European and Australasian regions where we experienced an increase in volumes of 17% and 33%, respectively for the comparative period. In addition, our ICO Polymers North American division experienced an improvement in sales mix which led to an increase in margins. Coupling the second quarter results with our first quarter results, which were down compared to the prior year, our results for the six months ending March 31, 2007 were up $1.3 million or 13% over the prior year period.

	Summary Financial Information
	Three Months Ended March 31,					Six Months Ended March 31,
	2007	2006	Change		%	2007	2006	Change		%
	(Dollars in Thousands)
Total revenues	$94,719	$79,543	$15,176		19%	$180,980	$154,656	$26,324		17%
SG&A (1)	9,274	8,722	552		6%	17,713	17,385	328		2%
Operating income	6,873	4,851	2,022		42%	11,170	9,864	1,306		13%
Income from continuing operations	5,522	2,982	2,540		85%	8,082	6,077	2,005		33%
Net income	$6,997	$2,982	$4,015		135%	$9,521	$6,044	$3,477		58%

Volumes (2)	82,000	80,000	2,000		3%	158,000	157,000	1,000		1%
Gross margin (3)	18.3%	19.3%	(1.0%	)		17.6%	20.0%	(2.4%	)
SG&A as a percentage of revenues	9.8%	11.0%	(1.2%	)		9.8%	11.2%	(1.4%	)
Operating income as a percentage of revenues	7.3%	6.1%	1.2%			6.2%	6.4%	(.2%	)

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $15.2 million or 19% to $94.7 million during the three months ended March 31, 2007, compared to the same period of fiscal 2006. During the six month period, revenues increased $26.3 million or 17%. The increase in revenues was a result of an increase in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

The components of the increase in revenue are:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	%	$	%	$
	(Dollars in Thousands)
Volume	9%	$7,438	6%	$9,085
Price/product mix	4%	3,258	6%	9,059
Translation effect	6%	4,480	5%	8,180
Total increase	19%	$15,176	17%	$26,324

An increase in volumes sold of 3% and 1% for the three and six months ended March 31, 2007 led to increases in revenues of $7.4 million and $9.1 million, respectively. The volume increase was most notable at the Company’s European and Australasian regions primarily due to an increase in customer demand. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $4.5 million for the three months ended March 31, 2007 and $8.2 million for the six months ended March 31, 2007 due primarily to a stronger Euro compared to the U.S. Dollar.

The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix. As the price of resin increase or decreases, market prices for our products will generally also increase or decrease. This will typically lead to higher or lower average selling prices. Despite the general downward trend in resin prices during the first quarter of fiscal 2007, due to rising resin prices during fiscal year 2006, our average selling prices were higher than the prior year in our Australasian and European regions for both the three and six months ended March 31, 2007. This fact, as well as a change in product sales mix primarily for Bayshore Industrial, caused an increase in our revenues of approximately $3.3 million for the three months ended March 31, 2007 and $9.1 million for the six months ended March 31, 2007.  Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$42,114	44%	$32,439	41%	$9,675	30%
Bayshore Industrial	19,901	21%	22,162	28%	(2,261)	(10%	)
ICO Courtenay - Australasia	18,483	20%	11,458	14%	7,025	61%
ICO Polymers North America	10,797	11%	10,819	14%	(22)	-
ICO Brazil	3,424	4%	2,665	3%	759	28%
Total	$94,719	100%	$79,543	100%	$15,176	19%

Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $9.7 million or 30% due to higher volumes sold of 17% which increased revenues by $6.2 million. The higher volumes were mostly caused by an increase in customer demand in the Company’s U.K. and Italian subsidiaries due to improved economic and market conditions. Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $3.5 million.

Bayshore Industrial’s revenues decreased $2.3 million or 10% as a result of a reduction in customer demand.

ICO Courtenay - Australasia’s revenues increased $7.0 million or 61% primarily due to an increase in volumes which increased 33%. The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market.

Revenues by segment for the six months ended March 31, 2007 compared to the six months ended March 31, 2006:

	Six Months Ended March 31,
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$76,381	42%	$59,981	39%	$16,400	27%
Bayshore Industrial	43,781	24%	44,863	29%	(1,082)	(2%	)
ICO Courtenay - Australasia	34,096	19%	24,172	16%	9,924	41%
ICO Polymers North America	20,403	11%	20,818	13%	(415)	(2%	)
ICO Brazil	6,319	4%	4,822	3%	1,497	31%
Total	$180,980	100%	$154,656	100%	$26,324	17%

Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $16.4 million or 27% due to higher volumes sold of 11% which increased revenues by $9.6 million. The higher volumes were caused by an increase in customer demand in the Company’s U.K. and Italian subsidiaries. Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $6.4 million.

ICO Courtenay - Australasia’s revenues increased $9.9 million or 41% primarily due to an increase in sales volumes of 18% which increased revenues by $5.5 million. In addition, higher average selling prices caused revenues to increase $2.9 million and stronger foreign currencies caused revenues to increase $1.5 million. The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market. In addition, growth in the Company’s Malaysian subsidiary also contributed to the increased volumes sold within the region.

Gross Margins. Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 19.3% to 18.3% for the three months ended March 31, 2007 and declined from 20.0% to 17.6% for the six months ended March 31, 2007. The increase in resin prices in Europe and Australasia for the three and six months ended March 31, 2007 compared to the prior periods had the effect of increasing our average selling prices and revenue base without a corresponding increase in gross profit by the same percentage, which results in a lower gross margin. In addition, during the six months ended March 31, 2007, lower feedstock margins on products sold as a result of the different resin pricing environments in fiscal year 2007 compared to fiscal year 2006 had the effect of reducing gross margins (i.e., resin prices were generally rising over the first half of fiscal year 2006 while, in the first quarter of fiscal 2007, resin prices declined). These items were partially offset by the improvement in volumes sold.

Selling, General and Administrative. Selling, general and administrative expenses (“SG&A”) increased $0.6 million or 6% and $0.3 million or 2% for the three and six months ended March 31, 2007. The increase in SG&A was due to severance expense incurred in the three months ended March 31, 2007 of $0.6 million primarily in the Company’s European segment. As a percentage of revenues, SG&A declined to 9.8% of revenues during the three and six months ended March 31, 2007 compared to 11.0% and 11.2% for the same periods last year due to the increase in revenues.

Impairment, restructuring and other costs (income). During the three months ended March 31, 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of a building in the Company’s Dutch subsidiary.

In the first quarter of fiscal year 2006, the Company incurred $55,000 of costs as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas location and lease cancellation costs of $63,000 associated with the former location of its European technical center, which was relocated in fiscal 2005.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 follows.

Operating income (loss)	Three Months Ended March 31,
	2007	2006	Change
	(Dollars in Thousands)
ICO Europe	$2,508	$1,973	$535
Bayshore Industrial	3,023	3,411	(388)
ICO Courtenay - Australasia	1,128	305	823
ICO Polymers North America	1,752	1,161	591
ICO Brazil	127	(199)	326
Subtotal	8,538	6,651	1,887
General Corporate Expense	(1,520)	(1,631)	111
Stock Option Expense	(145)	(169)	24
Consolidated	$6,873	$4,851	$2,022

Operating income (loss) as a percentage of revenues	Three Months Ended March 31,
	2007	2006	Change
ICO Europe	6%	6%	0%
Bayshore Industrial	15%	15%	0%
ICO Courtenay - Australasia	6%	3%	3%
ICO Polymers North America	16%	11%	5%
ICO Brazil	4%	(7%)	11%
Consolidated	7%	6%	1%

ICO Europe’s operating income increased $0.5 million or 27% due to the effect of an increase in volumes sold, which increased operating income by approximately $0.7 million. In addition, the gain on the sale of a building of $0.6 million also contributed to the improvement. These items were partially offset by higher severance expense of $0.5 million.

ICO Courtenay-Australasia’s operating income increased $0.8 million or 270% due to the growth in volumes sold which increased operating income by approximately $0.8 million.

ICO Polymers North America’s operating income improved $0.6 million or 51% caused by an increase in toll service revenues and improved feedstock margins due to an improved product sales mix.

Operating income (loss) by segment and discussion of significant segment changes for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 follows.

Operating income (loss)	Six Months Ended
	March 31,
	2007	2006	Change
	(Dollars in Thousands)
ICO Europe	$3,183	$3,272	$(89)
Bayshore Industrial	6,313	7,159	(846)
ICO Courtenay - Australasia	1,846	1,360	486
ICO Polymers North America	2,760	1,855	905
ICO Brazil	204	(336)	540
Subtotal	14,306	13,310	996
General Corporate Expense	(2,859)	(2,994)	135
Stock Option Expense	(277)	(452)	175
Consolidated	$11,170	$9,864	$1,306

Operating income (loss) as a	Six Months Ended
percentage of revenues	March 31,
	2007	2006	Change
ICO Europe	4%	5%	(1%)
Bayshore Industrial	14%	16%	(2%)
ICO Courtenay - Australasia	5%	6%	(1%)
ICO Polymers North America	14%	9%	5%
ICO Brazil	3%	(7%)	10%
Consolidated	6%	6%	0%

Bayshore Industrial’s operating income declined $0.8 million or 12% due to a decline in volumes sold due to lower customer demand.

ICO Courtenay-Australasia’s operating income increased $0.5 million or 36% due to the growth in volumes sold.

ICO Polymers North America’s operating income improved $0.9 million or 49% primarily caused by an increase in toll service revenues of $1.6 million and lower SG&A of $0.2 million, partially offset by the impact from a reduction in product sales volumes of $0.6 million.

ICO Brazil’s operating income improved $0.5 million to income of $0.2 million due to a 12% increase in product sales volumes, as well as an improvement in feedstock margins per metric ton sold.

Interest Expense, Net. For the three and six months ended March 31, 2007, net interest expense increased $0.3 million or 49% and $0.4 million or 37%, respectively, as a result of an increase in borrowings due to the repurchase of Preferred Stock in the first quarter of fiscal 2007.

Income Taxes (from continuing operations). The Company’s effective income tax rates were provisions of 10% and 15% during the three and six months ended March 31, 2007, compared to the U.S. statutory rate of 35%. The Company’s effective income tax rate of 10% during the three months ended March 31, 2007 was primarily due to the reversal of the valuation allowance against the deferred tax assets in the Company’s Italian subsidiary of $1.4 million. In addition, the reduction of the tax contingency reserve in the first quarter of 2007 of $0.4 million further reduced the effective tax rate.

The Company’s effective income tax rate of 32% during the three and six months ended March 31, 2006 was lower than the U.S. statutory tax rate of 35% primarily due to the utilization of previously reserved tax assets of $0.3 million in the Company’s Italian subsidiary. The effect of these items was partially offset by the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences.

Income (Loss) From Discontinued Operations. The income from discontinued operations during the three and six months ended March 31, 2007 relates to the settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc. for $2.3 million, which was received in April 2007.

Net Income. For the three and six months ended March 31, 2007, the Company had net income of $7.0 million and $9.5 million, respectively, compared to net income of $3.0 million and $6.0 million for the comparable periods in fiscal 2006, due to the factors discussed above.

Foreign Currency Translation. The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations. The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2007.

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
	(Dollars in Thousands)
Net revenues	$4,480	$8,180
Operating income	300	380
Pre-tax income	250	310
Net income	300	350

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company will adopt these provisions of the standard as of September 30, 2007. The Company has a defined benefit plan in its Holland and France subsidiaries. At March 31, 2007, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.7 million. Had the Company adopted the provisions of SFAS No. 158 as of March 31, 2007, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our financial statements.

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2007	September 30, 2006
Cash and cash equivalents	$1.6 million	$17.4 million
Working capital	$45.4 million	$57.5 million

Cash and cash equivalents declined $15.8 million and working capital declined $12.1 million during the six months ended March 31, 2007 due to the factors described below.

Cash Flows

	Six Months Ended
	March 31,
	2007	2006
Net cash provided by operating activities by continuing operations	$12,150	$2,924
Net cash used for operating activities by discontinued operations	(1,191)	(160)
Net cash used for investing activities by continuing operations	(3,160)	(4,086)
Net cash provided by (used for) financing activities by continuing operations	(23,734)	194
Effect of exchange rate changes	100	(86)
Net decrease in cash and equivalents	$(15,835)	$(1,214)

Cash Flows From Operating Activities

During the six months ended March 31, 2007, the Company generated $12.2 million of cash from operating activities by continuing operations. The $12.2 million cash flow was an increase of $9.2 million compared to the six months ended March 31, 2006. Contributing to the increase was an increase in the income from continuing operations of $2.0 million during the six months ended March 31, 2007. In addition, in the prior year period cash used for accounts receivable was $5.6 million compared to only $1.0 million this year as a result of an improvement in the timing of collections. Inventory was a source of cash during the current year of $1.0 million compared to a use of cash of $2.3 million in the prior year period as a result of lower average prices in the current year. Additionally, accounts payable was a source of cash in the current year of $2.5 million compared to a use of cash of $1.3 million in the prior year period due to the timing of inventory purchases. Finally, income taxes payable was a use of cash in the current year of $2.6 million primarily due to a U.S. tax payment related to taxable earnings in fiscal year 2006 paid during the six months ended March 31, 2007.

Cash used for discontinued operations during the six months ended March 31, 2007 increased $1.0 million to $1.2 million due primarily to the settlement with National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”). On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement. The $7.5 million payment consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable due in November 2007. The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest. The $2.3 million from the settlement with the Company’s insurance carrier in the second quarter of fiscal 2007 is not included in cash from discontinued operations as the funds were not received by the Company until after March 31, 2007.

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

Cash Flows Used for Investing Activities

Capital expenditures totaled $4.1 million during the six months ended March 31, 2007 and were related primarily to expanding the Company’s production capacity. Approximately 51% of the $4.1 million of capital expenditures was spent at the Company’s ICO Courtenay-Australasian segment (which includes operations in Australia, Malaysia, New Zealand and United Arab Emirates). The Company expects capital expenditures to be approximately $6.5 million for the remainder of the fiscal year.

During the second quarter of fiscal 2007, the Company completed the sale of a building at its Dutch subsidiary for net proceeds of $0.9 million and recorded a pre-tax gain of $0.6 million.

Cash Flows Used For Financing Activities

Cash used for financing activities increased during the six months ended March 31, 2007 to $23.7 million compared to cash provided of $0.2 million during the six months ended March 31, 2006. The change was primarily due to the repurchase of the Company’s $6.75 Convertible Exchangeable Preferred Stock (“Preferred Stock”) for total consideration of $28.5 million. This was partially offset by an increase in debt of $4.8 million. The increase in debt was due to the repurchase of the Preferred Stock offset by repayments under our credit facilities as a result of the improvement and cash flow from operations. On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding Depositary Shares (“Depositary Shares”) each representing 1/4 share of the Preferred Stock. Through March 31, 2007, the Company has repurchased 1,095,853 Depositary Shares. The repurchase was funded using cash on hand plus borrowings under the Company’s domestic Credit Agreement.

Financing Arrangements

The Company maintains several lines of credit. The facilities are collateralized by certain assets of the Company. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$35,420	$21,559	$42,423	$37,560	$77,843	$59,119
Outstanding Borrowings	12,000	800	12,065	17,214	24,065	18,014
Net availability	$23,420	$20,759	$30,358	$20,346	$53,778	$41,105

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

There was $12.0 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of March 31, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006. The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $23.4 million as of March 31, 2007, including the $15.0 million term loan the Company has not drawn down as of March 31, 2007. The Company and KeyBank extended the time period the Company has to draw down the term loan from April 25, 2007 to June 25, 2007. Because the Company expects to draw down the $15.0 million term loan on or before June 25, 2007, the Company classified the $12.0 million outstanding borrowings under the revolving credit facility as term debt at March 31, 2007. The Company classified $8.7 million of the $12.0 million as long-term debt and $3.3 million as current debt because the term loan will have quarterly principal payments of $0.8 million beginning June 30, 2007.

As of March 31, 2007, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $1.3 million of short-term borrowings under its credit facility. The Company is working with its lender in New Zealand in order to obtain a waiver. Also, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.5 million of term debt and $3.5 million of short-term borrowings under its credit facility. The Australian covenant that was not met related to equity as a percentage of total assets. Our Australian subsidiary has grown rapidly due to strong market conditions and has been increasingly profitable. The covenant was not satisfied due to the expansion in working capital outpacing the increase in retained earnings. Because the Company’s Australian subsidiary is in violation of a debt covenant with its lender, National Australia Bank Limited (“NAB”), and the total debt is over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank; however, the Company received a letter of waiver from KeyBank and NAB in relation to these debt covenant violations. All of the debt relating to the Company’s New Zealand and Australian subsidiaries is classified as a current liability in the Company’s Consolidated Balance Sheet.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants. The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $30.4 million ($4.0 million of which relates to the Company’s New Zealand subsidiary and $1.8 million of which relates to the Company’s Australian subsidiary, for which Australia obtained a waiver from National Australia Bank Limited regarding a financial covenant violation contained in the governing loan agreement) as of March 31, 2007 and $20.3 million as of September 30, 2006, respectively.

The Credit Agreement establishing the KeyBank Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio, and a required level of profitability. In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2007. Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at March 31, 2007.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Term debt	$38,680	$10,691	$12,197	$4,946	$10,846
Capital leases	438	372	63	3	-
Operating leases	5,345	1,553	1,888	912	992
Short-term borrowings under credit facilities	12,065	12,065	-	-	-
Other long-term liabilities	2,064	-	200	200	1,664
Purchase Obligations (a)	12,954	12,954	-	-	-
Interest expense on total debt	10,033	2,926	2,903	1,638	2,566
	$81,579	$40,561	$17,251	$7,699	$16,068

(a) Includes purchase obligations related to inventory.

Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2007 and September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk. As of March 31, 2007, the Company had $54.4 million of net investment in foreign wholly-owned subsidiaries. The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency. These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations. The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2007 and 2006, respectively. The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on March 31, 2007 and September 30, 2006:

	As of
	March 31,	September 30,
	2007	2006
	(Dollars in thousands)
Notional value	$7,151	$3,565
Fair market value	7,420	3,565
Maturity Dates	April 2007	October 2006
	through June 2007	through December 2006

The Company’s revenues and profitability are impacted by the change in resin prices. The Company uses various resins (primarily polyethylene) to make its products. As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin. The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. As of March 31, 2007 and September 30, 2006, the Company had $23.9 million and $21.7 million of raw material inventory and $17.9 million and $19.3 million of finished goods inventory, respectively. The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates. As of March 31, 2007, the Company had $27.9 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates. At March 31, 2007, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.3 million.

Foreign Currency Intercompany Accounts and Notes Receivable. From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes. Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs. In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms. The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries. Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations. These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet. At March 31, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2007	of receivable
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
United States	Italy	$1.6 million	United States Dollar

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 14, 2006.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in our Risk Factors as disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on March 5, 2007: (1) to elect three Class I members of the Board of Directors (“Directors”) to serve until the 2010 Annual Meeting of Shareholders, and one Class III Director to serve until the 2009 Annual Meeting of Shareholders; and (2) to approve an amendment to the Fourth Amended and Restated ICO, Inc. 1998 Stock Option Plan (now known as the “ICO, Inc. 2007 Equity Incentive Plan,” and referred to herein as the “Plan”). The number of shares present in person or by proxy at the meeting was 23,366,013, or 90% of the outstanding shares, and therefore a quorum was in existence at the meeting. The directors were duly elected and the amendment to the Plan was approved, as more specifically described below.

The three Class I Directors who were so elected were Gregory T. Barmore, A. John Knapp, Jr., and Charles T. McCord, III. The one class III Director that was so elected was Eric O. English. The number of affirmative votes and the number of votes withheld for the Directors so elected were:

Names	Number of Affirmative Votes	Number of Negative Votes	Number Withheld
Gregory T. Barmore	22,249,282	0	1,116,731
A. John Knapp, Jr.	22,519,615	0	846,398
Charles T. McCord III	22,248,104	0	1,117,909
Eric O. English	22,519,404	0	846,609

Following the annual meeting Gregory T. Barmore, A. John Knapp, Jr., Charles T. McCord, III and Eric O. English continued in their terms as directors.

The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the approval of the amendment to the Fourth Amended and Restated ICO, Inc. 1998 Stock Option Plan were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
8,854,483	1,146,337	239,984

ITEM 6. EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 3, 2007	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)