Form 10-Q
period 2007-06-30
ICO INC
filed 2007-08-09
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________. to  _________.

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
YES   ☒   NO  .☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
    Large accelerated filer   ☐                         Accelerated filer  ☒                Non-accelerated filer . ☐

Indicate by check mark whether the registrant is a shell company as defined in (Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒

There were 26,238,904 shares of common stock without par value outstanding as of July 26, 2007

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2007	September 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$3,989	$17,427
Trade receivables (less allowance for doubtful accounts
of $2,538 and $2,509, respectively)	88,292	67,742
Inventories	43,962	41,961
Deferred income taxes	1,661	2,195
Prepaid and other current assets	6,747	6,775
Total current assets	144,651	136,100

Property, plant and equipment, net	54,824	50,884
Goodwill	9,325	8,585
Other assets	3,747	2,392
Total assets	$212,547	$197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$15,860	$17,214
Current portion of long-term debt	13,701	4,696
Accounts payable	47,033	35,809
Accrued salaries and wages	6,265	5,360
Income taxes payable	1,401	4,188
Other current liabilities	12,069	11,332
Total current liabilities	96,329	78,599

Long-term debt, net of current portion	25,311	21,559
Deferred income taxes	4,444	4,210
Other long-term liabilities	2,098	1,876
Total liabilities	128,182	106,244

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value –
345,000 shares authorized; 48,537 and 322,500 shares issued
and outstanding, respectively, with a liquidation preference of
$6,082 and $40,410, respectively	2	13
Undesignated preferred stock, without par value –
105,000 shares authorized; no shares issued and outstanding	─	─
Common stock, without par value – 50,000,000 shares authorized;
26,233,844 and 25,792,168 shares issued
and outstanding, respectively	46,657	45,087
Additional paid-in capital	76,340	104,844
Accumulated other comprehensive income (loss)	4,304	(154)
Accumulated deficit	(42,938)	(58,073)
Total stockholders’ equity	84,365	91,717
Total liabilities and stockholders’ equity	$212,547	$197,961

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006 (as restated)	2007	2006 (as restated)
Revenues:
Sales	$102,963	$73,186	$265,443	$211,334
Services	10,415	9,258	28,915	25,766
Total revenues	113,378	82,444	294,358	237,100
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	92,836	66,330	241,976	190,035
Selling, general and administrative	9,727	8,278	27,440	25,663
Depreciation and amortization	1,855	1,917	5,466	5,501
Impairment, restructuring and other costs (income)	-	-	(654)	118
Operating income	8,960	5,919	20,130	15,783
Other income (expense):
Interest expense, net	(799)	(505)	(2,301)	(1,601)
Other	(129)	167	(296)	313
Income from continuing operations before income taxes	8,032	5,581	17,533	14,495
Provision for income taxes	2,400	1,470	3,819	4,307
Income from continuing operations	5,632	4,111	13,714	10,188
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of ($10), ($10),
$765 and ($28), respectively	(18)	(19)	1,421	(52)
Net income	5,614	4,092	15,135	10,136
Undeclared and unpaid Preferred Stock dividends, as restated	-	(544)	(226)	(1,632)
Preferred Stock dividends declared	(82)	-	(246)	-
Net gain on redemption of Preferred Stock	-	-	6,023	-
Net income applicable to Common Stock, as restated	$5,532	$3,548	$20,686	$8,504

Basic income per share:
Income from continuing operations, as restated	$.21	$.14	$.74	$.33
Income from discontinued operations	.00	.00	.06	.00
Net income per common share, as restated	$.21	$.14	$.80	$.33
Diluted income per share:
Income from continuing operations, as restated	$.20	$.13	$.49	$.33
Income from discontinued operations	.00	.00	.05	.00
Net income per common share, as restated	$.20	$.13	$.54	$.33

Basic weighted average shares outstanding	26,056,000	25,739,000	25,934,000	25,653,000
Diluted weighted average shares outstanding	27,598,000	26,512,000	27,892,000	26,159,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net income	$5,614	$4,092	$15,135	$10,136
Other comprehensive income (loss)
Foreign currency translation adjustment	1,638	1,505	4,739	516
Unrealized gain (loss) on foreign currency hedges	(12)	(83)	(281)	84

Comprehensive income	$7,240	$5,514	$19,593	$10,736

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,135	$10,136
(Income) loss from discontinued operations	(1,421)	52
Depreciation and amortization	5,466	5,501
Gain on sale of fixed assets	(654)	-
Stock option compensation expense	442	639
Changes in assets and liabilities providing/(requiring) cash:
Receivables	(15,965)	(7,510)
Inventories	1,021	(2,815)
Other assets	(109)	(753)
Income taxes payable	(2,662)	3,021
Deferred taxes	(806)	81
Accounts payable	8,507	586
Other liabilities	3,568	294
Net cash provided by operating activities by continuing operations	12,522	9,232
Net cash provided by (used for) operating activities by discontinued operations	1,068	(287)
Net cash provided by operating activities	13,590	8,945

Cash flows provided by (used for) investing activities:
Capital expenditures	(7,611)	(6,994)
Proceeds from dispositions of property, plant and equipment	937	10
Net cash used for investing activities for continuing operations	(6,674)	(6,984)

Cash flows provided by (used for) financing activities:
Common stock transactions	818	288
Redemption of Preferred Stock	(28,531)	-
Payment of dividend on Preferred Stock	(164)	-
Increase (decrease) in short-term borrowings under credit facilities, net	(2,904)	1,842
Proceeds from long-term debt	14,895	9,970
Repayments of long-term debt	(4,410)	(10,095)
Debt financing costs	(252)	(290)
Net cash provided by (used for) financing activities for continuing operations
operations	(20,548)	1,715
Effect of exchange rates on cash	194	122
Net increase (decrease) in cash and equivalents	(13,438)	3,798
Cash and cash equivalents at beginning of period	17,427	3,234
Cash and cash equivalents at end of period	$3,989	$7,032

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2007.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

NOTE 2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.  The Company will adopt FIN 48 effective October 1, 2007.  The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48.  The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”).  SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense.  The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The Company will adopt these provisions of the standard as of September 30, 2007.  The Company has separate defined benefit plans in its Holland and France subsidiaries.  At June 30, 2007, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.8 million. Had the Company adopted the provisions of SFAS No. 158 as of June 30, 2007, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the fiscal year ending September 30, 2007.  The Company does not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by the Company of a cumulative adjustment.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.     EARNINGS PER SHARE (“EPS”)

The Company presents both basic and diluted EPS amounts.  Basic EPS is computed by dividing income applicable to common stock by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the three and nine months ended June 30, 2007, and 2006 are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic income per share:
Income from continuing operations, as restated	$.21	$.14	$.74	$.33
Income from discontinued operations	-	-	.06	-
Basic net income per common share, as restated	$.21	$.14	$.80	$.33

Diluted income per share:
Income from continuing operations, as restated	$.20	$.13	$.49	$.33
Income from discontinued operations	-	-	.05	-
Diluted net income per common share, as restated	$.20	$.13	$.54	$.33

See Note 14 – “Restatement of Previously Reported Earnings per Share” for discussion of the restatement of previously reported earnings per share for fiscal year 2006.

For the nine months ended June 30, 2007, there is a substantial difference in the net income applicable to common stock used in computing basic and diluted earnings per share.  For basic earnings per share, the Company includes the net gain on redemption of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million while, for diluted earnings per share, the Company does not include the net gain on redemption of Preferred Stock (see Note 4 – “Stockholders’ Equity” for more discussion of the Preferred Stock repurchase).  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$5,614	$4,092	$15,135	$10,136
Undeclared and unpaid Preferred Stock dividends	-	(544)	(226)	(1,632)
Preferred Stock dividends declared	(82)	-	(246)	-
Net gain on redemption of Preferred Stock	-	-	6,023	-
Net income applicable to Common Stock	$5,532	$3,548	$20,686	$8,504

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

In computing diluted earnings per share, the Company follows the if-converted method.  Under this method, the Company separates the Preferred Stock that was redeemed from the outstanding Preferred Stock at June 30, 2007 and treats each separately to determine if conversion would be dilutive.  In doing so, the Preferred Stock redeemed is more dilutive to assume it was converted at the beginning of the nine months ended June 30, 2007.  Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends are not included in computing net income applicable to Common Stock for the nine months ended June 30, 2007 for purposes of calculating diluted earnings per share.  This also resulted in the addition of 481,000 incremental common shares in the calculation of earnings per share.

For the three and nine months ended June 30, 2007, it was more dilutive to assume the conversion of the outstanding 194,147 Preferred Stock Depositary Shares as of the beginning of the period.  This resulted in the addition of 532,000 incremental Common Shares in the calculation of the diluted weighted average shares outstanding and adding back the Preferred Stock dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

declared to net income applicable to Common Stock for the three and nine months ended June 30, 2007.  The following presents the reconciliation from net income to net income applicable to common stock used in computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$5,614	$4,092	$15,135	$10,136
Undeclared and unpaid Preferred Stock dividends	-	(544)	-	(1,632)
Net income applicable to Common Stock	$5,614	$3,548	$15,135	$8,504

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, assumed conversion of the outstanding Preferred Stock during the three and nine months ended June 30, 2007 and assumed conversion of the Preferred Stock redeemed during the nine months ended June 30, 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Weighted-average shares outstanding:	2007	2006	2007	2006

Basic	26,056,000	25,739,000	25,934,000	25,653,000
Incremental shares from assumed conversion
of outstanding Preferred Stock	532,000	-	532,000	-
Incremental shares from assumed conversion of
Preferred Stock redeemed	-	-	481,000	-
Incremental shares from stock options	1,010,000	773,000	945,000	506,000
Diluted	27,598,000	26,512,000	27,892,000	26,159,000

The total amount of anti-dilutive securities for the three and nine months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock options	777,000	1,390,000	841,000	1,657,000
Outstanding Preferred Stock	-	3,534,600	-	3,534,600
Total shares of anti-dilutive securities	777,000	4,924,600	841,000	5,191,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 10, 2006, the Company’s Board of Directors authorized the repurchase of up to 1,160,000 out of 1,290,000 outstanding Depositary Shares subject to the amendments discussed above becoming effective.  During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares, or 84.9% of the authorized and outstanding Preferred Stock for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million (including $226,000 dividends earned in the first quarter of fiscal 2007) were extinguished by the repurchase.  Therefore, dividends in arrears on the remaining outstanding Preferred Stock as of June 30, 2007 aggregate $1.2 million, or $6.33 per Depositary Share.  See Note 15 – “Subsequent Events” regarding the declaration by the Company’s Board of Directors to pay the cumulative dividends in arrears.

The repurchase described in the preceding paragraph left 48,537 shares of Preferred Stock (represented by 194,147 Depositary Shares) outstanding, and thus, terminated the right of the holders of the Preferred Stock to elect special directors.  Except as described in the preceding paragraphs, the referenced amendments to the Statement of Designations for the Preferred Stock do not affect the rights of the holders of Preferred Stock or the Common Stock.  The number of authorized shares of Preferred Stock and Common Stock are not affected by the foregoing; however, the Company retired the Preferred Stock that was repurchased.  Preferred Stock dividends of $1.6875 per Depositary Share were declared for the first nine months of fiscal year 2007 for a total of $246,000 and $164,000 was paid through June 30, 2007.

A summary of the changes in the stockholders’ equity accounts for the nine months ended June 30, 2007 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(Dollars in thousands)
Balance at September 30, 2006	$13	25,792,168	$45,087	$104,844	$(154)	$(58,073)	$91,717
Issuance of shares in connection with employee benefit plans	–	68,765	455	–	–	–	455
Issuance of stock options	–	–	–	442	–	–	442
Exercise of employee stock options	–	372,911	1,115	(180)	–	–	935
Preferred Stock redemption	(11)	–	–	(28,520)	–	–	(28,531)
Preferred Stock dividends	–	–	–	(246)	–	–	(246)
Translation adjustment	–	–	–	–	4,739	–	4,739
Unrealized net loss on foreign currency hedges	–	–	–	–	(281)	–	(281)
Net income	–	–	–	–	–	15,135	15,135
Balance at June 30, 2007	$2	26,233,844	$46,657	$76,340	$4,304	$(42,938)	$84,365

NOTE 5. EQUITY BASED COMPENSATION

The Company has five active stock option plans, one for non-employee directors and four for employees.

Total stock option compensation expense included in selling, general and administrative expense in the Consolidated Statement of Operations for the three and nine months ended June 30, 2007 was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended June 30, 2006, respectively.  All of our stock option compensation expense relates solely to employees whose cash compensation is classified as selling, general and administrative expense.  The total income tax benefit recognized related to stock option activity in the consolidated statement of operations was $0.1 million and $0.2 million for the three and nine months ended June 30, 2007, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended June 30, 2006, respectively.

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

As of June 30, 2007, the Company has 210,000 Options outstanding that contain performance conditions, of which 105,000 have vested.  The nonvested Options vest based on the financial performance of the Company in fiscal year 2007.  The performance conditions related to fiscal year 2006 were achieved, and on December 15, 2006, 105,000 of the 210,000 performance-based Options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

vested.  The weighted average exercise price of the performance-based Options is $2.40, and the weighted average remaining contractual term of the referenced Options is 5 years as of June 30, 2007.  The weighted average grant date fair value of the referenced performance-based Options was $1.34.  Aggregate intrinsic value of the outstanding Options with performance conditions as of June 30, 2007 was $1.7 million.

The following is a summary of stock option activity for the nine months ended June 30, 2007:

	Option	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at beginning of year	2,121	$2.71
Granted	58	$5.93
Exercised	(373)	$2.22
Forfeited/cancelled	(20)	$5.94
Outstanding as of June 30, 2007	1,786	$2.89	5 years	$13.7 million
Options exercisable as of June 30, 2007	1,242	$2.47	5 years	$10.1 million

A summary of the status of the Company’s nonvested Options as of June 30, 2007 and changes during the nine months ended June 30, 2007, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2006	836	$1.87	$3.45
Granted	52	$2.94	$5.94
Vested	(337)	$1.64	$2.98
Forfeited	(7)	$2.55	$5.12
Nonvested at June 30, 2007	544	$2.10	$3.95

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

NOTE 6.  INVENTORIES

Inventories consisted of the following:

	June 30, 2007	September 30, 2006
	(Dollars in Thousands)
Raw materials	$26,787	$21,722
Finished goods	15,923	19,286
Supplies	1,252	953
Total inventory	$43,962	$41,961

NOTE 7.  INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Domestic	$3,453	$3,943	$8,801	$9,115
Foreign	4,579	1,638	8,732	5,380
Total	$8,032	$5,581	$17,533	$14,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The provision (benefit) for income taxes consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Current	$1,893	$1,698	$4,594	$4,570
Deferred	507	(228)	(775)	(263)
Total	$2,400	$1,470	$3,819	$4,307

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and nine months ending June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Tax expense at statutory rate	$2,811	$1,953	$6,136	$5,073
Change in the deferred tax assets valuation allowance	50	(45)	(1,595)	(316)
Foreign tax rate differential	(227)	(86)	(159)	(14)
Adjustment to tax contingency	-	(140)	(350)	(140)
State taxes, net of federal benefit	21	(50)	115	(50)
Other, net	(255)	(162)	(328)	(246)
	$2,400	$1,470	$3,819	$4,307

Effective income tax rate	30%	26%	22%	30%

During the nine months ended June 30, 2007, the Company reversed the valuation allowance against the deferred tax asset of the Italian subsidiary in the amount of $1.4 million based on the Company’s analysis of the profitability of the Italian subsidiary.  This was based on the fact that the Italian subsidiary had taxable income in fiscal year 2006 and is projecting taxable income for fiscal years 2007 and 2008 that would utilize all of the remaining net operating loss carryforwards of $1.3 million.  In addition, the Company reversed $0.4 million of the tax contingency reserve in the first quarter of fiscal 2007 based on the Company’s quarterly assessment of its tax contingency reserve.  These items resulted in an effective tax rate of 22% for the nine months ended June 30, 2007.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $15.3 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

                The Company has letters of credit outstanding in the United States of approximately $1.9 million and $2.1 million as of June 30, 2007 and September 30, 2006, respectively, and foreign letters of credit outstanding of $9.8 million and $2.6 million as of June 30, 2007 and September 30, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The borrowing capacity made available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan (as of June 30, 2007 the amount available under the term loan was $14.2 million) and a five-year $30.0 million revolving credit facility.  The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank.  Proceeds of the KeyBank Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock.  The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

        There was $10.2 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of June 30, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006.  The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $30.1 million as of June 30, 2007, including the $14.2 million term loan the Company has not drawn down as of June 30, 2007.  The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company and KeyBank extended the time period the Company has to draw down the term loan from June 25, 2007 to September 25, 2007.  Because the Company expects to draw down the $14.2 million term loan on or before September 25, 2007, the Company classified the $10.2 million outstanding borrowings under the revolving credit facility as term debt at June 30, 2007.  The Company classified $6.9 million of the $10.2 million as long-term debt and $3.3 million as current debt because the term loan will have quarterly principal payments of $0.8 million beginning September 30, 2007.

Long-term debt at June 30, 2007 and September 30, 2006 consisted of the following:

	June 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Domestic credit facility borrowings expected to be replaced with a $14.2 million term loan prior to September 25, 2007 under the terms of the existing KeyBank credit agreement. The term loan will have quarterly principal payments and carry a variable interest rate. Interest rate as of June 30, 2007 was 6.8%.	$10,225	$–
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,230	6,222
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	3,995	4,146
Term loans of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,168	3,274
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid monthly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	2,021	2,068
Term loan of the Company’s Malaysian subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly at a fixed interest rate of 6.6% through July 2013.	1,775	–
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,690	1,681
Term loan of the Company’s French subsidiary. Principal and interest paid quarterly with a variable interest rate through September 2010. Interest rate as of June 30, 2007 was 3.8%.	1,648	1,903
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.5% through April 2020.	1,366	–
Term loan of the Company’s Malaysian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.2% through July 2014.	1,218	–
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets. Interest rates as of June 30, 2007 and September 30, 2006 were 8.9% and 8.2%, respectively. Interest rate is adjusted quarterly and limited to a minimum rate of 7.7% and a maximum rate of 9.0% through July 2007.	1,155	1,574
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly with a fixed interest rate of 6.7% through March 2010.	1,071	1,241
Various others loans and capital leases collateralized by mortgages on certain land and buildings and other assets of the Company. As of June 30, 2007, interest rates range between 3.0% and 10.25% with maturity dates between October 2007 and May 2021. The interest and principal payments are made monthly or quarterly.	3,450	4,146
Total term debt	$39,012	$26,255

At June 30, 2007, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.4 million of term debt and $4.0 million of short-term borrowings under its credit facility with its lender, National Australia Bank Limited (“NAB”).  The Australian covenant that was not met related to equity as a percentage of total assets.  Our Australian subsidiary has grown rapidly due to strong market conditions and has been increasingly profitable.  The covenant was not satisfied due to the expansion in working capital outpacing the increase in retained earnings.  In July 2007, the Company repaid all existing loans with NAB and obtained new financing with a different lender in Australia, Westpac Banking Corporation (“Westpac”).  Under the terms of the loan agreements with Westpac, the Company is currently in compliance with all financial covenants.  The Company’s Malaysian subsidiary was in violation of a financial debt covenant with one of its lenders in Malaysia related to $1.0 million of short term borrowings.  The Malaysian covenant that was not met was related to total debt as a percentage of equity.  The covenant was not satisfied due to the expansion in Malaysian resulting in assets outpacing and, as a consequence, debt outpacing the increase in retained earnings.  The Company has requested a waiver from the Malaysian bank and is also working to modify the debt covenant.  Because of that violation, the Malaysian subsidiary was in violation of a financial debt covenant with its other lender in Malaysia related to $1.3 million of short term borrowings and $3.1 million of term loans.  Because the Company’s Australian and Malaysian subsidiaries were in violation of debt covenants at June 30, 2007, and the total debt in each country was over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank.  The Company obtained a waiver from KeyBank for these violations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As discussed above, in July 2007, the Company repaid its existing loans with NAB and obtained new financing from Westpac.  The Westpac agreement provides for a credit facility up to $11.0 million, representing an increase of $5.5 million, and term loans in the amount of $3.4 million, representing an increase of $2.0 million.

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$40,300	$21,559	$41,300	$37,560	$81,600	$59,119
Outstanding Borrowings	10,225	800	15,860	17,214	26,085	18,014
Net availability	$30,075	$20,759	$25,440	$20,346	$55,515	$41,105

(a) Based on the credit facility limits less outstanding letters of credit.

 The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  In addition to the debt covenant violations in Australia and Malaysia discussed above, the Company’s New Zealand subsidiary was in violation of a financial debt covenant as of June 30, 2007 related to $2.3 million in short term borrowings.  However, the Company received a waiver from its lender in New Zealand.  The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $25.4 million as of June 30, 2007 ($1.9 million of which relates to the Company’s New Zealand subsidiary, $1.5 million of which relates to the Company’s Australian subsidiary and $1.1 million of which relates to the Company’s Malaysian subsidiary, for which each had a financial debt covenant violation) and $20.3 million as of September 30, 2006, respectively.

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

  The amount of defined contribution plan expense for the three and nine months ended June 30, 2007 was $0.2 million and $0.8 million compared to $0.3 million and $0.7 million for the three and nine months ended June 30, 2006. The amount of defined benefit plan pension expense for the three and nine months ended June 30, 2007 was $0.2 million and $0.5 million compared to $0.2 million and $0.5 million for the three and nine months ended June 30, 2006.

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

  Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business.  On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement.  The $7.5 million settlement consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable in November 2007.  The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest.  The escrowed funds were deemed to be a doubtful collection and a reserve was recorded against the $5.0 million during fiscal year 2004 through discontinued operations.  As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006.  During March 2007, the Company entered into a settlement agreement with its insurance carrier related to the indemnity claims asserted by NOV for $2.3 million, which was received in April 2007.  The insurance recovery was recorded through discontinued operations during the three months ended March 31, 2007 and was the primary reason for the income from discontinued operations for the nine months ended June 30, 2007.  The loss from discontinued operations during the three months ended June 30, 2007 and the three and nine months ended June 30, 2006 relates to legal fees and other expenses incurred by the Company associated with discontinued operations.

NOTE 12.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk.  As of June 30, 2007, the Company had $60.5 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent in this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2007 and 2006, respectively.  The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on June 30, 2007 and September 30, 2006:

	As of
	June 30, 2007	September 30, 2006
	(Dollars in thousands)
Notional value	$8,396	$3,565
Fair market value	8,677	3,565
Maturity Dates	July 2007 through October 2007	October 2006 through December 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  The Company’s revenues and profitability are impacted by the change in resin prices.  The Company uses various resins (primarily polyethylene) to make its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2007 and September 30, 2006, the Company had $26.8 million and $21.7 million of raw material inventory and $15.9 million and $19.3 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

 Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2007	of receivable
New Zealand	Malaysia	$1.4 million	New Zealand Dollar
United States	Malaysia	$1.3 million	United Stated Dollar
United States	Italy	$1.2 million	United States Dollar
New Zealand	Australia	$1.1 million	New Zealand Dollar

NOTE 13.  SEGMENT INFORMATION

Our management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Courtenay - Australasia.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

  ICO Polymers North America, ICO Brazil, ICO Europe and ICO Courtenay - Australasia primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee).  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s European segment includes operations in France, Holland, Italy and the U.K.  The Company’s Australasian segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Nine Months Ended June 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$124,178	$403	$6,559	$2,054	$(625)	$912
Bayshore Industrial	69,465	99	9,642	1,117	-	1,219
ICO Courtenay-Australasia	59,624	16	4,161	819	(29)	4,037
ICO Polymers North America	31,486	3,153	4,313	1,139	-	1,218
ICO Brazil	9,605	-	267	185	-	124
Total from Reportable Segments	294,358	3,671	24,942	5,314	(654)	7,510
Corporate	-	-	(4,370)	152	-	101
Stock Option Expense	-	-	(442)	-	-	-
Total	$294,358	$3,671	$20,130	$5,466	$(654)	$7,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended June 30, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$95,162	$335	$4,931	$2,288	$63	$723
Bayshore Industrial	67,437	22	10,879	1,245	-	3,220
ICO Courtenay-Australasia	34,528	-	1,700	725	-	646
ICO Polymers North America	33,079	2,976	3,717	979	55	1,986
ICO Brazil	6,894	-	(450)	156	-	73
Total from Reportable Segments	237,100	3,333	20,777	5,393	118	6,648
Corporate	-	-	(4,355)	108	-	346
Stock Option Expense	-	-	(639)	-	-	-
Total	$237,100	$3,333	$15,783	$5,501	$118	$6,994

Three Months Ended June 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$47,797	$361	$3,376	$707	$-	$408
Bayshore Industrial	25,684	9	3,329	371	-	432
ICO Courtenay-Australasia	25,528	16	2,315	273	-	1,967
ICO Polymers North America	11,083	1,061	1,553	387	-	612
ICO Brazil	3,286	-	63	66	-	44
Total from Reportable Segments	113,378	1,447	10,636	1,804	-	3,463
Corporate	-	-	(1,511)	51	-	51
Stock Option Expense	-	-	(165)	-	-	-
Total	$113,378	$1,447	$8,960	$1,855	$-	$3,514

Three Months Ended June 30, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (b)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$35,181	$170	$1,659	$810	$-	$229
Bayshore Industrial	22,574	-	3,720	421	-	1,404
ICO Courtenay-Australasia	10,356	-	340	254	-	92
ICO Polymers North America	12,261	1,448	1,862	346	-	852
ICO Brazil	2,072	-	(114)	53	-	45
Total from Reportable Segments	82,444	1,618	7,467	1,884	-	2,622
Corporate	-	-	(1,361)	33	-	281
Stock Option Expense	-	-	(187)	-	-	-
Total	$82,444	$1,618	$5,919	$1,917	$-	$2,903

Total Assets	As of June 30, 2007 (d)	As of September 30, 2006 (d)
	(Dollars in thousands)
ICO Europe	$88,887	$81,330
Bayshore Industrial	41,591	39,421
ICO Courtenay-Australasia	53,048	31,859
ICO Polymers North America	22,593	23,702
ICO Brazil	5,498	4,412
Total from Reportable Segments	$211,617	$180,724
Other (c)	930	17,237
Total	$212,547	$197,961

(a) ICO Europe’s operating income includes severance expense of $0.5 million for the nine months ended June 30, 2007.
(b) Impairment, restructuring and other costs (income) are included in operating income (loss).
(c) Consists of unallocated Corporate assets.
(d) Includes goodwill of $4.8 million and $4.1 million for ICO Courtenay – Australasia as of June 30, 2007 and September 30, 2006, respectively, and $4.5 million for Bayshore Industrial as of June 30, 2007 and September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Reportable segments operating income	$10,636	$7,467	$24,942	$20,777
Corporate and stock option expense	(1,676)	(1,548)	(4,812)	(4,994)
Consolidated operating income	8,960	5,919	20,130	15,783
Other income (expense):
Interest expense, net	(799)	(505)	(2,301)	(1,601)
Other	(129)	167	(296)	313
Income from continuing operations before income taxes	$8,032	$5,581	$17,533	$14,495

NOTE 14.  RESTATEMENT OF PREVIOUSLY REPORTED EARNINGS PER SHARE

In December 2006, the Company restated its previously issued financial statements related to the computation of earnings per share for the fiscal years ended September 30, 2005 and 2004 and for each of the quarters ended December 31, 2005 and 2004, March 31, 2006 and 2005, June 30, 2006 and 2005, and September 30, 2005.  The restatement did not impact previously reported revenues, cash flow, net income (loss) or balance sheet components.  See the Company’s 2006 Form 10-K for complete disclosures relating to this restatement.

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

The following table presents the effect of the restatement on earnings per share for the three and nine months ended June 30, 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006		2006
	As Reported	As Restated	As Reported	As Restated
	(in thousands, except share data)
Total revenues	$82,444	$82,444	$237,100	$237,100
Operating income	5,919	5,919	15,783	15,783
Income from continuing operations	4,111	4,111	10,188	10,188
Loss from discontinued operations	(19)	(19)	(52)	(52)
Net income	4,092	4,092	10,136	10,136
Undeclared and unpaid Preferred Stock dividends	-	(544)	-	(1,632)
Net income applicable to common stock	$4,092	$3,548	$10,136	$8,504

Basic and diluted income per share:
Basic income from continuing operations	$.16	$.14	$.40	$.33
Basic net income per common share	$.16	$.14	$.40	$.33

Diluted income from continuing operations	$.14	$.13	$.34	$.33
Diluted net income per common share	$.14	$.13	$.34	$.33

Basic weighted average shares outstanding	25,739,000	25,739,000	25,653,000	25,653,000
Diluted weighted average shares outstanding	30,046,600	26,512,000	29,693,600	26,159,000

NOTE 15.  SUBSEQUENT EVENTS

                On July 2, 2007, the Company’s facility in the State of New Jersey incurred a fire which damaged several pieces of grinding equipment within one of the buildings at the facility.  The Company is in the process of evaluating the damage to the plant and the equipment at this time.  The Company expects to make claims for recovery under its insurance policy which is subject to a deductible of $0.1 million.  Additionally, the Company will make claims under an insurance policy for business interruption to compensate for additional expenses and lost production following the fire.  The amount of the claims cannot be estimated at this time.

On August 7, 2007, the Company announced that its Board of Directors declared the cumulative dividends in arrears (totaling approximately $1.2 million) on the Company’s Preferred Stock, in the amount of $6.33 per depositary share (each “Depositary Share” representing ¼ share of Preferred Stock).  The record date for determining holders of record of the Depositary Shares who will be entitled to receive payment of the cumulative dividends is September 21, 2007.  As of August 7, 2007, there were 194,147 Depositary Shares outstanding.

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

Results of Operations

Three and nine months ended June 30, 2007 compared to the three and nine months ended June 30, 2006

Executive Summary

Strong demand within the Company’s European and Australasian regions resulted in a very strong third quarter with operating income of $9.0 million for the Company, which exceeded the prior year’s third quarter by $3.0 million or 51%.  Our Australasian and European regions experienced an increase in volumes of 98% and 22%, respectively for the comparative period.  As a result of our strong second and third quarters, our operating income for the nine months ending June 30, 2007 was up $4.3 million or 28% over the prior year period.

	Summary Financial Information
	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	%	2007	2006	Change	%
	(Dollars in Thousands)
Total revenues	$113,378	$82,444	$30,934	38%	$294,358	$237,100	$57,258	24%
SG&A (1)	9,727	8,278	1,449	18%	27,440	25,663	1,777	7%
Operating income	8,960	5,919	3,041	51%	20,130	15,783	4,347	28%
Income from continuing operations	5,632	4,111	1,521	37%	13,714	10,188	3,526	35%
Net income	$5,614	$4,092	$1,522	37%	$15,135	$10,136	$4,999	49%

Volumes (2)	88,150	81,900	6,250	8%	246,150	238,700	7,450	3%
Gross margin (3)	18.1%	19.5%	(1.4%)		17.8%	19.9%	(2.1%)
SG&A as a percentage of revenues	8.6%	10.0%	(1.4%)		9.3%	10.8%	(1.5%)
Operating income as a percentage of revenues	7.9%	7.2%	0.7%		6.8%	6.7%	0.1%

(1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

 Revenues. Total revenues increased $30.9 million or 38% to $113.4 million during the three months ended June 30, 2007, compared to the same period of fiscal 2006. During the nine month period, revenues increased $57.3 million or 24%.  The increase in revenues was a result of an increase in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

 The components of the increase in revenue are:

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	%	$	%	$
	(Dollars in Thousands)
Volume	20%	$16,519	10%	$24,528
Price/product mix	11%	8,909	8%	18,460
Translation effect	7%	5,506	6%	14,270
Total increase	38%	$30,934	24%	$57,258

 An increase in volumes sold of 8% and 3% for the three and nine months ended June 30, 2007 led to increases in revenues of $16.5 million and $24.5 million, respectively. The volume increase was most notable at the Company’s European and Australasian regions primarily due to an increase in customer demand. The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $5.5 million for the three months ended June 30, 2007 and $14.3 million for the nine months ended June 30, 2007 due primarily to a stronger Euro compared to the U.S. Dollar.

 The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increase or decreases, market prices for our products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices.  Our average selling prices were higher than the prior year in our Australasian and European regions for both the three and nine months ended June 30, 2007 due in large part to higher average resin prices.  This fact, as well as a change in product sales mix primarily for Bayshore Industrial, caused an increase in our revenues of approximately $8.9 million for the three months ended June 30, 2007 and $18.5 million for the nine months ended June 30, 2007.  Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

        A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended June 30, 2007 compared to the three months ended June 30, 2006:

	Three Months Ended June 30,
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$47,797	42%	$35,181	43%	$12,616	36%
Bayshore Industrial	25,684	23%	22,574	27%	3,110	14%
ICO Courtenay - Australasia	25,528	22%	10,356	13%	15,172	147%
ICO Polymers North America	11,083	10%	12,261	15%	(1,178)	(10%)
ICO Brazil	3,286	3%	2,072	2%	1,214	59%
Total	$113,378	100%	$82,444	100%	$30,934	38%

Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $12.6 million or 36% due to higher volumes sold of 22% which increased revenues by $8.8 million.  The higher volumes were seen throughout the Company’s European subsidiaries due to improved economic and market conditions and improved market share.  Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $3.7 million.

Bayshore’s revenues increased $3.1 million or 14% due to a change in mix of products sold.

  ICO Courtenay - Australasia’s revenues increased $15.2 million or 147% primarily due to an increase in volumes sold which increased 98%.  The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market.  In addition, growth in the Company’s Malaysian subsidiary also contributed to the increased volumes sold within the region.

Revenues by segment for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006:

	Nine Months Ended June 30,
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$124,178	42%	$95,162	40%	$29,016	30%
Bayshore Industrial	69,465	24%	67,437	28%	2,028	3%
ICO Courtenay - Australasia	59,624	20%	34,528	15%	25,096	73%
ICO Polymers North America	31,486	11%	33,079	14%	(1,593)	(5%)
ICO Brazil	9,605	3%	6,894	3%	2,711	39%
Total	$294,358	100%	$237,100	100%	$57,258	24%

Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $29.0 million or 30% due to higher volumes sold of 15% which increased revenues by $18.3 million.  The higher volumes were caused by an increase in customer demand throughout the Company’s European subsidiaries due to improved economic and market conditions and improved market share.  Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $9.9 million.

  ICO Courtenay - Australasia’s revenues increased $25.1 million or 73% primarily due to an increase in sales volumes of 42% which increased revenues by $16.9 million.  In addition, higher average selling prices in part due to higher average resin prices caused revenues to increase $4.4 million and stronger foreign currencies caused revenues to increase $3.8 million.  The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market.  In addition, growth in the Company’s Malaysian subsidiary also contributed to the increased volumes sold within the region.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 19.5% to 18.1% for the three months ended June 30, 2007.  Part of the reason for the decline in gross margin was due to the fact that 90% of the revenue growth in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was derived from our European and Australasian segments which typically have lower gross margins than the other segments of the Company.   Additionally, lower volumes sold at Bayshore had the effect of reducing gross margins.  These items were partially offset by the growth in toll service revenues.

  For the nine month period comparisons, gross margins decreased from 19.9% to 17.8%.  Similar to the three month comparisons, a major part of the cause of this decline was due to the fact that 95% of the revenue growth for the period was derived from our European and Australasian segments which typically have lower gross margins than the other segments of the Company.   Also, the increase in resin prices in Europe and Australasia for the nine months ended June 30, 2007 compared to the prior periods had the effect of increasing our average selling prices and revenue base without a corresponding increase in gross profit by the same percentage, which results in a lower gross margin.  Additionally, during the nine months ended June 30, 2007, lower feedstock margins on products sold as a result of the different resin pricing environments in fiscal year 2007 compared to fiscal year 2006 had the effect of reducing gross margins, particularly in our European segment.  These items were partially offset by the improvement in toll service revenues.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $1.4 million or 18% and $1.8 million or 7% for the three and nine months ended June 30, 2007, respectively.  The increase in SG&A for the three month comparison was primarily due to higher employee compensation and benefits cost of $0.9 million and the impact from stronger foreign currencies of $0.4 million.  As a percentage of revenues, SG&A decreased from 10.0% to 8.6% for the three month comparison as a result of the increase in revenues.  For the nine month comparison, the increase of $1.8 million was caused by higher employee compensation and benefits cost of $0.9 million, higher severance expense of $0.5 million in the Company’s European segment and impact from stronger foreign currencies of $1.1 million.  These increases were partially offset by reductions in external accounting fees ($0.2 million) and bad debt expense ($0.2 million).  As a percentage of revenues, SG&A decreased from 10.8% to 9.3% for the nine month comparison as a result of the growth in revenues.

Impairment, restructuring and other costs (income).  During the second quarter of fiscal year 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of a building in the Company’s Dutch subsidiary.

In the first quarter of fiscal year 2006, the Company incurred $55,000 of costs as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas plant and lease cancellation costs of $63,000 associated with the former location of its European technical center, which was relocated in fiscal 2005.

  On July 2, 2007, the Company’s facility in the State of New Jersey incurred a fire which damaged several pieces of grinding equipment within one of the buildings at the facility.  The Company is in the process of evaluating the damage to the plant and the equipment at this time.  The Company expects to make claims for recovery under its insurance policy which is subject to a deductible of $0.1 million.  Additionally, the Company will make claims under an insurance policy for business interruption to compensate for additional expenses and lost production following the fire.  The amount of the claims cannot be estimated at this time.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended June 30, 2007 compared to the three months ended  June 30, 2006 follows.

Operating income (loss)	Three Months Ended June 30,
	2007	2006	Change
	(Dollars in Thousands)
ICO Europe	$3,376	$1,659	$1,717
Bayshore Industrial	3,329	3,720	(391)
ICO Courtenay – Australasia	2,315	340	1,975
ICO Polymers North America	1,553	1,862	(309)
ICO Brazil	63	(114)	177
Subtotal	10,636	7,467	3,169
General Corporate Expense	(1,511)	(1,361)	(150)
Unallocated Stock Option Expense	(165)	(187)	22
Consolidated	$8,960	$5,919	$3,041

Operating income (loss) as a percentage of revenues	Three Months Ended June 30,
	2007	2006	Change
ICO Europe	7%	5%	2%
Bayshore Industrial	13%	16%	(3%)
ICO Courtenay – Australasia	9%	3%	6%
ICO Polymers North America	14%	15%	(1%)
ICO Brazil	2%	(6%)	8%
Consolidated	8%	7%	1%

ICO Europe’s operating income increased $1.7 million or 103% caused primarily by an increase in volumes sold.

Bayshore Industrial’s operating income decreased $0.4 million or 11% due to a decline in volumes sold as a result of a decrease in customer demand.

ICO Courtenay-Australasia’s operating income increased $2.0 million or 581% due to the growth in volumes sold.

ICO Polymers North America’s operating income decreased $0.3 million or 17% primarily due to higher employee benefit expenses for medical and workers compensation.

Operating income (loss) by segment and discussion of significant segment changes for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 follows.

Operating income (loss)	Nine Months Ended
	June 30,
	2007	2006	Change
	(Dollars in Thousands)
ICO Europe	$6,559	$4,931	$1,628
Bayshore Industrial	9,642	10,879	(1,237)
ICO Courtenay – Australasia	4,161	1,700	2,461
ICO Polymers North America	4,313	3,717	596
ICO Brazil	267	(450)	717
Subtotal	24,942	20,777	4,165
General Corporate Expense	(4,370)	(4,355)	(15)
Unallocated Stock Option Expense	(442)	(639)	197
Consolidated	$20,130	$15,783	$4,347

Operating income (loss) as a	Nine Months Ended
percentage of revenues	June 30,
	2007	2006	Change
ICO Europe	5%	5%	-
Bayshore Industrial	14%	16%	(2%)
ICO Courtenay – Australasia	7%	5%	2%
ICO Polymers North America	14%	11%	3%
ICO Brazil	3%	(7%)	10%
Consolidated	7%	7%	-

ICO Europe’s operating income increased $1.6 million or 33%.  This was primarily a result of the growth in volumes sold, which increased operating income by approximately $2.7 million.  Additionally, the $0.6 million gain on the real estate sold and stronger foreign currencies ($0.5 million) increased operating income.  These items were partially offset by severance expense of $0.5 million and lower feedstock margins.

Bayshore Industrial’s operating income declined $1.2 million or 11% due to a decline in volumes sold due to lower customer demand partially offset by a more favorable product mix.

ICO Courtenay-Australasia’s operating income increased $2.5 million or 145% due to the growth in volumes sold partially offset by a less favorable product mix.

ICO Polymers North America’s operating income increased $0.6 million due to growth in toll service revenues of $2.0 million, partially offset by a reduction in product sales volumes and higher operating costs.

ICO Brazil’s operating income improved $0.7 million to income of $0.3 million due to a 16% increase in product sales volumes, as well as an improvement in feedstock margins per metric ton sold.

Interest Expense, Net.  For the three and nine months ended June 30, 2007, net interest expense increased $0.3 million or 58% and $0.7 million or 44%, respectively, as a result of an increase in borrowings and lower cash balances due to the repurchase of Preferred Stock in the first quarter of fiscal 2007.

Income Taxes (from continuing operations).  The Company’s effective income tax rates were provisions of 30% and 22% during the three and nine months ended June 30, 2007, respectively, compared to the U.S. statutory rate of 35%. The Company’s effective income tax rate of 22% during the nine months ended June 30, 2007 was primarily due to the reversal of the valuation allowance against the deferred tax assets in the Company’s Italian subsidiary of $1.4 million in the second quarter.  In addition, the reduction of the tax contingency reserve in the first quarter of 2007 of $0.4 million further reduced the effective tax rate for the nine month period.

The Company’s effective income tax rates were provisions of 26% and 30% during the three and nine months ended June 30, 2006, respectively, compared to the U.S. statutory rate of 35%.  The difference between the Company’s effective tax rate and the statutory rate was primarily due to the utilization of part of the previously reserved tax asset in the amount of $0.3 million largely due to the Company’s Italian subsidiary for the nine months ended June 30, 2006.  Additionally, other tax benefits including the release of a portion of the tax reserve contributed to the lower tax rate.

Income (Loss) From Discontinued Operations.  The income from discontinued operations during the nine months ended June 30, 2007 relates to the settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc. for $2.3 million.

Net Income.  For the three and nine months ended June 30, 2007, the Company had net income of $5.6 million and $15.1 million, respectively, compared to net income of $4.1 million and $10.1 million for the comparable periods in fiscal 2006, due to the factors discussed above.

 Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2007.

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
	(Dollars in Thousands)
Net revenues	$5,506	$14,270
Operating income	430	850
Pre-tax income	385	730
Net income	390	650

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.  The Company will adopt FIN 48 effective October 1, 2007.  The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48.  The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R) (“SFAS No. 158”).  SFAS No. 158 contains a number of amendments to current accounting for defined benefit plans; however, the primary change is the requirement to recognize in the balance sheet the overfunded or underfunded status of a defined benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligation. Stockholders’ equity will also be increased or decreased (through “other comprehensive income”) for the overfunded or underfunded status. SFAS No. 158 does not change the determination of pension plan liabilities or assets, or the income statement recognition of periodic pension expense.  The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The Company will adopt these provisions of the standard as of September 30, 2007.  The Company has a defined benefit plan in its Holland and France subsidiaries.  At June 30, 2007, the projected benefit obligations of the Company’s plans exceeded plan assets by approximately $1.8 million. Had the Company adopted the provisions of SFAS No. 158 as of June 30, 2007, the Company’s liabilities would have been increased by approximately $0.8 million, assets increased by approximately $0.2 million and Stockholders’ Equity reduced by approximately $0.6 million.

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

  In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The SEC staff, in SAB No. 108, established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if SAB No. 108 had always been used or (ii) recording the cumulative effect of initially applying SAB No. 108. The Company will initially apply the provisions of SAB No. 108 in connection with the preparation of its annual financial statements for the fiscal year ending September 30, 2007.  The Company does not expect the initial application of SAB No. 108 to result in a restatement of prior financial statements or the recording by the Company of a cumulative adjustment.

  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on our financial statements.

Liquidity and Capital Resources

 The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2007	September 30, 2006
Cash and cash equivalents	$4.0 million	$17.4 million
Working capital	$48.3 million	$57.5 million

 Cash and cash equivalents declined $13.4 million and working capital declined $9.2 million during the nine months ended June 30, 2007 due to the factors described below.

Cash Flows

	Nine Months Ended
	June 30,
	2007	2006
Net cash provided by operating activities by continuing operations	$12,522	$9,232
Net cash provided by (used for) operating activities by discontinued operations	1,068	(287)
Net cash used for investing activities by continuing operations	(6,674)	(6,984)
Net cash provided by (used for) financing activities by continuing operations	(20,548)	1,715
Effect of exchange rate changes	194	122
Net increase (decrease) in cash and equivalents	$(13,438)	$3,798

Cash Flows From Operating Activities

During the nine months ended June 30, 2007, the Company generated $12.5 million of cash from operating activities by continuing operations.   The $12.5 million cash flow was an increase of $3.3 million compared to the nine months ended June 30, 2006.  Contributing to the increase was an increase in the income from continuing operations of $3.5 million during the nine months ended June 30, 2007.  Inventory was a source of cash during the current year of $1.0 million compared to a use of cash of $2.8 million in the prior year period.  This was caused by a change in the mix between raw materials (which increased) and finished goods (which decreased) in the current year period which led to a source of cash whereas in the prior year period average prices increased which led to a use of cash for inventory.  Additionally, accounts payable was a source of cash in the current year of $8.5 million compared to a source of cash of $0.6 million in the prior year period due to the timing of inventory purchases.  Offsetting these inflows was an increase in the use of cash for accounts receivable from $7.5 million to $16.0 million as a result of the growth in revenues.  Additionally, income taxes payable was a use of cash in the current year of $2.7 million primarily due to a U.S. tax payment related to taxable earnings in fiscal year 2006 paid during the nine months ended June 30, 2007.

Cash provided by (used for) discontinued operations during the nine months ended June 30, 2007 improved to cash provided of $1.1 million from cash used of $0.3 million.  This improvement was due primarily to the receipt of $2.3 million from the Company’s insurance carrier in the third quarter of fiscal 2007 related to the Company’s settlement with National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”) related to indemnity claims.  On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement.  The $7.5 million settlement consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable due in November 2007.

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

Cash Flows Used for Investing Activities

Capital expenditures totaled $7.6 million during the nine months ended June 30, 2007 and were related primarily to expanding the Company’s production capacity as well as the purchase of the factory formerly leased by our Malaysian operation and the construction of a new office building at the Company’s Bayshore plant.  Approximately $4.0 million of the $7.6 million of capital expenditures was spent at the Company’s ICO Courtenay-Australasian segment (which includes operations in Australia, Malaysia, New Zealand and United Arab Emirates).  The Company expects capital expenditures to be approximately $5.0 million for the remainder of the fiscal year.  The Company expects to receive reimbursement for a portion of these expenditures as provided for under our insurance policy related to the July 2007 fire that occurred at our New Jersey plant.

During the second quarter of fiscal 2007, the Company completed the sale of a building at its Dutch subsidiary for net proceeds of $0.9 million and recorded a pre-tax gain of $0.6 million.

Cash Flows Used For Financing Activities

Cash used for financing activities increased to $20.5 million during the nine months ended June 30, 2007 compared to cash provided of $1.7 million during the nine months ended June 30, 2006.  The change was primarily due to the repurchase of the

Company’s $6.75 Convertible Exchangeable Preferred Stock (“Preferred Stock”) for total consideration of $28.5 million. This was partially offset by an increase in debt of $7.6 million during the current fiscal year due to the repurchase of the Preferred Stock.  Through June 30, 2007, the Company has repurchased 1,095,853 Depositary Shares (194,147 Depositary Shares remain outstanding).  The repurchase was funded using cash on hand plus borrowings under the Company’s domestic Credit Agreement.

On August 7, 2007, the Company announced that its Board of Directors declared the cumulative dividends in arrears (totaling approximately $1.2 million) on the Company’s Preferred Stock, in the amount of $6.33 per depositary share (each “Depositary Share” representing ¼ share of Preferred Stock).  The record date for determining holders of record of the Depositary Shares who will be entitled to receive payment of the cumulative dividends is September 21, 2007.  The Company expects to fund the dividend payment from borrowings under its domestic credit facility.

Financing Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in thousands)
Borrowing Capacity (a)	$40,300	$21,559	$41,300	$37,560	$81,600	$59,119
Outstanding Borrowings	10,225	800	15,860	17,214	26,085	18,014
Net availability	$30,075	$20,759	$25,440	$20,346	$55,515	$41,105

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

The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan (as of June 30, 2007 the amount available under the term loan was $14.2 million) and a five-year $30.0 million revolving credit facility.  The KeyBank Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank.  Proceeds of the KeyBank Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock.  The $45.0 million KeyBank Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

        There was $10.2 million of outstanding borrowings under the Company’s domestic Credit Facility with KeyBank as of June 30, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006.  The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $30.1 million as of June 30, 2007, including the $14.2 million term loan the Company has not drawn down as of June 30, 2007.  The Company and KeyBank extended the time period the Company has to draw down the term loan from June 25, 2007 to September 25, 2007.  Because the Company expects to draw down the $14.2 million term loan on or before September 25, 2007, the Company classified the $10.2 million outstanding borrowings under the revolving credit facility as term debt at June 30, 2007.  The Company classified $6.9 million of the $10.2 million as long-term debt and $3.3 million as current debt because the term loan will have quarterly principal payments of $0.8 million beginning September 30, 2007.

At June 30, 2007, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.4 million of term debt and $4.0 million of short-term borrowings under its credit facility with its lender, National Australia Bank Limited (“NAB”).  The Australian covenant that was not met related to equity as a percentage of total assets.  Our Australian subsidiary has grown rapidly due to strong market conditions and has been increasingly profitable.  The covenant was not satisfied due to the expansion in working capital outpacing the increase in retained earnings.  In July 2007, the Company repaid all existing loans with NAB and obtained new financing with a different lender in Australia, Westpac Banking Corporation (“Westpac”).  Under the terms of the loan agreements with Westpac, the Company is currently in compliance with all financial covenants.  The Company’s Malaysian subsidiary was in violation of a financial debt covenant with one of its lenders in Malaysia related to $1.0 million of short term borrowings.  The Malaysian covenant that was not met was related to total debt as a percentage of equity.  The covenant was not satisfied due to the expansion in Malaysia resulting in assets outpacing and, as a consequence, debt outpacing the increase in retained earnings.  The Company has requested a waiver from the Malaysian bank and is also working to modify the debt covenant.  Becauseof that violation, the Malaysian subsidiary was in violation of a financial debt covenant with its other lender in Malaysia related to $1.3 million of short term borrowings and $3.1 million of term loans.  Because the Company’s Australian and Malaysian subsidiaries were in violation of debt covenants at June 30, 2007, and the total debt in each country was over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank.  The Company obtained a waiver from KeyBank for these violations.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  In addition to the debt covenant violations in Australia and Malaysia discussed above, the Company’s New Zealand subsidiary was in violation of a financial debt covenant as of June 30, 2007 related to $2.3 million in short term borrowings.  However, the Company received a waiver from its lender in New Zealand.  The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $25.4 million as of June 30, 2007 ($1.9 million of which relates to the Company’s New Zealand subsidiary, $1.5 million of which relates to the Company’s Australian subsidiary and $1.1 million of which relates to the Company’s Malaysian subsidiary, for which each had a financial debt covenant violation) and $20.3 million as of September 30, 2006, respectively.

As discussed above, in July 2007, the Company repaid its existing loans with NAB and obtained new financing from Westpac.  The Westpac agreement provides for a credit facility up to $11.0 million, representing an increase of $5.5 million, and term loans in the amount of $3.4 million, representing an increase of $2.0 million.

The Credit Agreement establishing the KeyBank Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

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

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2007.  Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at June 30, 2007.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Term debt	$39,012	$13,701	$11,487	$3,618	$10,206
Operating leases	5,110	1,566	1,772	780	992
Short-term borrowings under credit facilities	15,860	15,860	–	–	–
Other long-term liabilities	2,098	–	200	200	1,698
Purchase obligations (a)	23,513	23,513	–	–	–
Interest expense on total debt	9,278	2,606	2,544	1,562	2,566
	$94,871	$57,246	$16,003	$6,160	$15,462

(a)  Includes purchase obligations related to inventory.

Presently, the Company anticipates that cash flow from operations and borrowing availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2007 and September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk.  As of June 30, 2007, the Company had $60.5 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent in this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three and nine months ended June 30, 2007 and 2006, respectively.  The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on June 30, 2007 and September 30, 2006:

	As of
	June 30,	September 30,
	2007	2006
	(Dollars in thousands)
Notional value	$8,396	$3,565
Fair market value	8,677	3,565
Maturity Dates	July 2007	October 2006
	through October 2007	through December 2006

The Company’s revenues and profitability are impacted by the change in resin prices.  The Company uses various resins (primarily polyethylene) to make its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin.  The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2007 and September 30, 2006, the Company had $26.8 million and $21.7 million of raw material inventory and $15.9 million and $19.3 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of June 30, 2007, the Company had $29.6 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At June 30, 2007, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.3 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2007	of receivable
New Zealand	Malaysia	$1.4 million	New Zealand Dollar
United States	Malaysia	$1.3 million	United Stated Dollar
United States	Italy	$1.2 million	United States Dollar
New Zealand	Australia	$1.1 million	New Zealand Dollar

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 14, 2006.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading "Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which could materially affect our business, financial condition or future results.  There have been no material changes in our Risk Factors as disclosed in our Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.  EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
10.1*	—	First Amended and Restated ICO, Inc. 2007 Equity Incentive Plan dated August 7, 2007.
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

August 8, 2007	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Jon C. Biro
Jon C. Biro
Chief Financial Officer, Treasurer, and
Director (Principal Financial Officer)