Form 10-K
period 2007-09-30
ICO INC
filed 2007-12-11
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ___ No  ☒

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
Yes ____ No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 31, 2007 was $147,737,000.
The number of shares outstanding of the registrant's Common Stock as of November 30, 2007: Common Stock, no par value- 27,223,736

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.  Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2007.

ICO, INC.

2007 FORM 10-K ANNUAL REPORT

P A R T    I

Item 1.  Business

General

ICO, Inc. (together with its subsidiaries “the Company”) was incorporated in 1978 under the laws of the State of Texas. The Company manufactures specialty resins and concentrates and provides specialized polymer processing services.  The specialty resins manufactured by the Company are often produced into a powder form.  Concentrates produced by the Company generally are mixed by customers with base polymer film resins to give plastic films desired characteristics, and to reduce customers’ raw material costs.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for resins produced in pellet form as well as other material. These products and services are provided through our 19 operating facilities located in 10 countries in the Americas, Europe, Asia Pacific and the Middle East.  The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

Size reduction.  Size reduction is a process whereby polymer resins produced by chemical manufacturers in pellet form are reduced to a powder form.  The majority of the Company’s size reduction services involve ambient grinding, a mechanical attrition milling process suitable for products which do not require ultrafine particle size and are not highly heat sensitive.  The Company also provides jet milling services used for products requiring very fine particle size such as additives for printing ink, adhesives, waxes and cosmetics. Jet milling uses high velocity compressed air to reduce materials to sizes between 0.5 and 150 microns.  For materials with specific thermal characteristics (such as heat sensitive materials), the Company provides cryogenic milling services, which use liquid nitrogen to chill materials to extremely low temperatures.

The Company primarily processes polyethylene.  Other materials processed include polyester, polypropylene, nylon, fluorocarbons, cellulose acetates, vinyls, phenolics, polyurethane, acrylics, epoxies, and waxes.

Compounding.  Compounding is an extrusion process whereby plastics and other additives are melt blended together to form an alloy resin.Often times the Company compounds material in conjunction with providing size reduction services (typically using an ambient grinding process).  For example, the Company serves many customers by purchasing natural colored resin, compounding certain additives into the resin, and then grinding the resulting pellet into a powder form.  The additives compounded into the base resins are determined by the end products to be manufactured by the customer.  Compounding is performed within most of the Company’s facilities.

Manufacturing concentrates is a specialized form of compounding.  Bayshore Industrial, the Company’s largest concentrate manufacturing operation, is located in La Porte, Texas.  Bayshore produces concentrates primarily for the plastic film industry.  In late fiscal year 2007, the Company installed a compounding line in our existing facility in Malaysia to produce concentrates (similar to those produced by Bayshore Industrial).  The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for the injection molding industry. The Company’s concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers.  These customers are typically resin producers or companies that produce plastic films.  The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

Other Manufacturing Services. The Company also offers its customers ancillary polymer processing services in connection with size reduction and compounding services.  These ancillary services include dry blending and mixing of plastics and other additives, granulating, packaging and warehousing.

Facilities. The Company operates seven facilities in the United States, six in Europe (located in The Netherlands, England, Italy, and France), four in Asia Pacific (located in New Zealand, Australia and Malaysia), one in the United Arab Emirates and one in Brazil.  Almost all of these operations provide toll processing services, sell products into their respective markets and are able to compound materials.

Products and Services

Product Sales. The powders produced by the Company in its manufacturing operations are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings.  The Company sells primarily in the countries where it produces, but also exports its powders into Africa and Asia.  The Company generally procures the raw materials for its own account and adds value using its own formulations and processes to produce powders.  The Company typically performs both size reduction and compounding to produce its finished products.

The Company’s concentrate products are primarily used by our customers as additives that are melt blended with resins and then used to produce plastic films.  These products are mostly sold throughout North America. The Company’s small operation in Oyonnax, France provides high quality color concentrates to the injection molding industry in France.

Toll Processing Services. Toll processing services involve both size reduction and compounding whereby these services are performed on customer owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of the toll processing services.  Shipping of the product to and from our facilities is determined by and paid by our customer.  The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders or companies that produce plastic films.  No single customer accounted for more than 10% of worldwide sales during fiscal years 2007, 2006 or 2005.  The Company has long-term contract arrangements with many polymer processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed upon fee structure.  The terms of these agreements typically do not contain minimum volume requirements or a requirement that we are the exclusive supplier.  The revenues associated with contracts that contain minimum volume requirements or wherein the Company is the exclusive supplier were not material during fiscal years 2007, 2006 and 2005.

The rotational molding industry is one of the Company’s more important target markets.  The Company provides a portion of its size reduction toll processing services to customers that are either rotational molders or that supply the rotational molding industry. Additionally, many of the polymer powders manufactured by the Company are supplied to the rotational molding industry.  Rotational molding produces plastic products by melting pre-measured plastic powder in molds which are heated in an oven while being rotated. The melting resin adheres to the hot mold and evenly coats the mold’s surface. This process offers design advantages over other molding processes, such as injection molding, because assembly of multiple parts is unnecessary, consistent wall thickness in the finished product can be maintained, tooling is less expensive, and molds do not need to be designed to withstand the high pressures inherent in other forms of molding.  Examples of end products which are rotationally molded include agricultural tanks, toys and small recreational watercraft.

Other sizable target markets include producers of automotive carpet backing, paint, waxes, and metal and fabric coatings.

The Company is also a major supplier of concentrates to the plastic film industry in North America.  These plastic films are predominantly used to produce plastic packaging.  The concentrates manufactured by the Company are melt-blended into base resins to produce plastic film having the desired characteristics.  The Company sells concentrates to both resin producers and to businesses that manufacture plastic films.

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

Competition

The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support.  The Company's size reduction and toll services competitors are generally smaller than the Company and have fewer locations and a more regional emphasis.  The Company’s competitors in the polymer powder sales business tend to be small to mid-sized.  Several companies also maintain significant in-house size reduction facilities for their own use.  The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities, and product development.  The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group.  The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies.  The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in this market.

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

The Company regularly monitors and reviews its operations, procedures and policies for compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company.  In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on the Company. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.  Also, see the discussion concerning environmental remediation issues, including those related to the sale of the Company’s former Oilfield Services business, in “Item 3.  Legal Proceedings.”

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

Employees

As of November 30, 2007, the Company employed approximately 931 full-time, part-time and temporary employees, 436 of which are located in the United States.  Certain employees working in Italy, France, The Netherlands, New Zealand, Australia, and Brazil are parties to collective bargaining agreements.  None of the other employees are represented by a union.  The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Financial Information About Geographic Areas

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe, and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.  Financial information about the Company’s segments is found in Note 19 to the Company’s Consolidated Financial Statements.

Available Information

As a public company, the Company is required to file periodic reports with the Securities and Exchange Commission (“SEC”) within established deadlines.  Any document the Company files with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  The Company’s SEC filings are also available to the public through the SEC’s website located at http://www.sec.gov.

The Company’s Internet website is http://www.icopolymers.com.  Information contained on the Company’s website is not part of this report or any other report filed with the SEC.  The Company makes available free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other SEC filings, as soon as reasonably practicable after electronically filing such materials with or furnishing them to the SEC.  In addition, the

Company makes available through its Internet website the Company’s Code of Business Ethics and the written charters of the Audit, Compensation and Nominating Committees of its Board of Directors, all of which are available in print to any stockholder who requests them by contacting the Company’s Corporate Secretary at 1811 Bering Drive, Suite 200, Houston, Texas, 77057.

Item 1A.  Risk Factors

You should carefully consider the risks described below, in addition to other information contained or incorporated by reference herein.  Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our indebtedness subjects our business to restrictive covenants and may limit our ability to borrow additional funds and efficiently operate the business.

Our credit agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association establishing a $45.0 million domestic credit facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement.  “Change of Control,” as defined in the Credit Agreement, is summarized as follows: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

Changes in the cost and availability of polymers could adversely affect the Company.

Polymers (i.e., resins) are a key ingredient of our products, and changes in the cost and availability of resins (generally produced by the major chemical companies) are outside of our control.  If resin costs increase, whether because of higher oil and gas prices or because of lower supplies, we may be forced to increase the prices at which we sell our products to our customers.  An increase in our prices may result in lower customer demand for our products, thereby adversely affecting our business.  Additionally, higher resin prices will lead to higher working capital requirements which could result in higher debt and associated interest expense.  On the other hand, a perception that resin costs will be declining in the near future may, in the short term, result in a decrease in customer demand for our products as customers wait for lower resin prices to be reflected in the price of our products, which could also have a material adverse effect on the Company’s results of operations and cash flow.

Changes in economic activity could adversely affect us.

Our business cycles are affected by changes in the level of economic activity in the various regions in which we operate.  Our business cycles are generally volatile and relatively unpredictable.  In addition, we are affected by cycles in the petroleum and oil and gas industries.  The length of these business cycles is outside of the Company’s control, and can adversely effect our results of operations and cash flow.

The Company’s success is partly dependent upon our ability to develop superior proprietary technology, know-how and trade secrets.

Our business operations are dependent to a certain degree upon proprietary technology, know-how and trade secrets developed by the Company.  In many cases, these or equivalent processes or technologies are available to our competitors, customers and others.  In addition, there can be no assurance that such persons will not develop substantially equivalent or superior proprietary processes and technologies, or that our trade secrets will not lose their proprietary status.  The availability to, or development by others, of equivalent or superior information, processes or technologies, or the failure to maintain the trade secret status of our proprietary technologies and information, could have a material adverse affect on our business operations.

The failure to properly manage inventories could expose the Company to material financial losses.

The Company’s product sales business, including the Company’s concentrate manufacturing operations, requires the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values.  The maintenance of excessive inventories in these businesses could expose us to losses from drops in market prices for our products, while maintenance of insufficient inventories may result in lost sales to the Company.

There are risks associated with our presence in international markets, including political or economic instability and currency restrictions.

Approximately 64% of our revenues in fiscal year 2007 were derived from operations outside the United States.  Our foreign operations include significant operations in our European, Asia Pacific, and Brazilian business segments.  We expect to continue to seek to expand our international operations.  Our international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations; and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights, result in civil disturbance, or result in other forms of conflict.

The results of our operations are subject to market risk from changes in foreign currency exchange rates.

We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British Pound, the New Zealand Dollar, Brazilian Real, Malaysian Ringgit, Arab Emirates Dirham and the Australian Dollar.  Approximately 64% of our fiscal year 2007 revenue was derived from sales outside the United States.  Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income.  Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time.  We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.

Due to our lack of asset diversification, adverse developments in our industry could materially adversely impact our operations.

The Company relies primarily on the revenues generated in the polymer processing industry.  Due to our lack of asset diversification, an adverse development in this industry would likely have a significantly greater impact on the Company’s financial condition, results of operations and cash flows than if it maintained more diverse assets.

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

An impairment of goodwill could reduce our earnings.

If our goodwill becomes impaired, we may be required to record a significant charge to our earnings.  Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually.  We may be required to record a significant charge to earnings in our financial statements during a period in which any impairment of our goodwill is determined.

Changes in tax laws could have an adverse impact on our earnings.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Changes to tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our earnings.

Operational risks and uninsured claims and litigation could adversely affect the Company’s business.

The Company’s operations involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome.  These operational risks include, without limitation, the risks of equipment failures, work-related accidents, and natural disasters such as fires, floods, and hurricanes, as well as the risk of unanticipated failures, defects, or contamination in the Company’s products or services resulting in product liability or significant customer or third party claims.  The occurrence of such operational risks could in turn result in plant shutdowns for extended time periods, serious personal injuries, significant property damage, environmental damage, customer claims for breach of contract or warranty, and third party claims.  We have insurance coverage against many operational risks, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available and affordable, however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions.  In most cases, the insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices.  Whenever possible, we obtain agreements from customers that limit our liability.  Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.

We could be adversely affected if we fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our businesses.

Our business is subject to numerous federal, state and local laws, regulations and policies governing environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures. We cannot assure you that our operations will continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact our operations and financial condition.

Our businesses expose us to potential environmental liability.

Our businesses expose us to the risk that harmful substances may escape into the environment, which could result in personal injury or loss of life, severe damage to or destruction of property, or environmental damage and suspension of operations.  Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in, but not limited to, substantial environmental, regulatory and other liabilities.  Such liabilities could include the costs of cleanup of contaminated sites and site closure obligations.  These liabilities could also be imposed on the basis of theories including negligence, strict liability, breach of contract, or as a result of our contractual agreement to indemnify customers or others in the normal course of business.

We may not have adequate insurance for potential environmental liabilities.

While we maintain liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination. We face the following risks with respect to our insurance coverage:  we may not be able to continue to obtain insurance on commercially reasonable terms; we may be faced with types of liabilities that will not be covered by insurance; our insurance carriers may not be able to meet their obligations under the policies; or the dollar amount of any liabilities may exceed our policy limits.  Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our consolidated financial statements.

Future environmental, personal injury, and other claims relating to the Company’s former Oilfield Services business could adversely affect the Company’s financial condition, results of operations and/or cash flows.

In 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  In 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. (“Permian”).  NOV and Permian purchased the assets and business of the Company’s former Oilfield Services business, but acquired limited responsibility for liabilities of the Company’s former Oilfield Services business relating to events occurring prior to the respective closings of the referenced divestitures (collectively “Closings”).  Among the pre-closing liabilities retained by the Company are potential environmental claims including, without limitation, “Superfund” claims relating to off-site disposal of hazardous materials prior to the Closings, potential claims by employees, contractors, and others for occupational injuries sustained by such individuals prior to the Closings, as well as other types of claims.  There are currently no Superfund claims or other environmental claims pending against the Company that are expected to have a material adverse effect on the Company’s business, except as described under the heading “Environmental Remediation” in “Item 3. Legal Proceedings.”  There are currently no silicosis or other occupational injury claims pending that are expected to have a material adverse effect on the Company’s business.  However, since the late 1990’s the Company has settled claims of approximately 35 former employees of the Company’s former Oilfield Services business who allegedly sustained personal injuries or died as a result of occupational exposure to silica. In the past the Company has been a party to and settled material environmental and occupational injury (silicosis) claims related to the Company’s former Oilfield Services business.  There can be no assurance that in the future there will not be new environmental claims, occupational injury claims, or other claims, including claims resulting from activities or conditions involving the Company’s former Oilfield Services business and occurring prior to the sale of the Oilfield Services business, having a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Competition in our industry is intense, and we are smaller and have a more limited operating history than some of our competitors and potential competitors.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The location and approximate acreage of the Company's operating facilities at November 30, 2007, together with an indication of the services performed at such facilities are set forth below.  Other than the Company’s corporate headquarters in Houston, Texas, all properties consist of polymers processing facilities with adjacent offices.  The “Services” column below describes the services either performed for customers at the location or performed on Company-owned materials to produce the Company’s products.

The Company’s Bayshore Industrial segment owns and operates the La Porte, Texas location; all other U.S. locations (other than the corporate headquarters) are, as of November 30, 2007, owned or leased by the Company’s ICO Polymers North America segment.  The Australia, New Zealand, Malaysia and Dubai locations are owned or leased by the Company’s ICO Asia Pacific segment.  The six European locations are owned or leased by the Company’s ICO Europe segment, and the two locations in Brazil are leased by the Company’s ICO Brazil segment.

Properties Owned:
Location	Services	Acres	Facility Square Footage
Batu Pahat, Malaysia	Size reduction and compounding	3	61,200
Bloomsbury, New Jersey	Size reduction	15	99,408
China, Texas	Size reduction and compounding	13	108,500
East Chicago, Indiana	Size reduction and compounding	4	73,000
Fontana, California	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction and compounding	8	102,500
Grand Junction, Tennessee	Size reduction	5	127,900
La Porte, Texas	Compounding	39	224,240
Beaucaire, France	Size reduction	5	72,088
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	192,271
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	120	1,326,304

Properties Leased:
Location	Services	Acres	Facility Square Footage
Houston, Texas	Corporate headquarters	N/A	9,740
Allentown, Pennsylvania	To open in 2008	14	127,500
Auckland, New Zealand	Size reduction and compounding	1	24,010
Contagem, Belo Horizonte, Brazil	Size reduction and compounding	1	23,680
Americana, São Paulo, Brazil	Size reduction	N/A	18,300
Melbourne, Australia	Size reduction and compounding	2	72,316
Brisbane, Australia	Size reduction and compounding	1	18,256
Dubai, UAE	Size reduction and compounding	1	25,570
	Total Acreage and Square Footage Leased	20	319,372
Total Acreage and Square Footage Owned and Leased		140	1,645,676

                N/A = Not applicable

The leased properties listed above have various expiration dates through 2017, and most of the leases provide for renewal terms beyond the stated expiration dates.  The polymers processing facilities above are operating 24 hours per day, at least five days per week.

ICO Polymers North America leased the Allentown, Pennsylvania facility in November 2007.  During fiscal year 2008, the ICO Polymers North America segment intends to move its operations currently conducted in Bloomsbury, New Jersey to the Allentown location, and to eventually sell the Bloomsbury real estate.

Item 3.  Legal Proceedings

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

Active remediation of the French Limited site was concluded in 1996.  If the Company is required to contribute to the costs of additional remediation at that site, it is not expected to have a material adverse effect on the Company.  With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites.  The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows.  With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRPs by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time.  The EPA subsequently withdrew its settlement offers to PRPs, in order to process additional evidence of transactions at the MSC site, and the EPA is expected to issue a new allocation to the PRPs, upon which revised settlement offers are expected.  The Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

P A R T    I I

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol ICOC.  There were 455 shareholders of record of the Company’s Common Stock at November 20, 2007.

The Company has not declared or paid Common Stock dividends during 2007, 2006, and 2005.  The Company’s Credit Agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association requires that the Company must not be in default under the Credit Agreement and must be in compliance with the financial covenants contained in the Credit Agreement in order to pay Common Stock dividends (see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 9 – Credit Arrangements” to the Company’s Consolidated Financial Statements).  While the Company is not in default under the Credit Agreement, the Company currently has no plans to declare a Common Stock dividend.

The Company’s $6.75 convertible exchangeable preferred stock (“Preferred Stock”) traded on the Nasdaq Global Market as depositary certificates (“Depositary Shares,” each representing ¼ share of Preferred Stock) under the symbol ICOCZ until the close of business on November 5, 2007, when the Company redeemed all outstanding Depositary Shares representing the Preferred Stock, as more specifically described below.

At September 30, 2006, there were 1,290,000 authorized and outstanding Depositary Shares representing the Preferred Stock, with dividends in arrears aggregating $8.2 million or $6.33 per Depositary Share.  During the first quarter of fiscal year 2007, the Company repurchased 1,095,853 Depositary Shares for $26.00 per Depositary Share for total consideration of $28.5 million (“Q1 Preferred Repurchase”).  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the Q1 Preferred Repurchase.  Pursuant to the Statement of Designations establishing the Preferred Stock, the holders of the Depositary Shares had the right to convert their Depositary Shares into Common Stock at the conversion rate of one Depositary Share to 2.74 shares of Common Stock.  Prior to September 2007, no conversions had occurred.  In September 2007, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock at the instruction of Preferred Stock shareholders.  Therefore, as of September 30 2007, there were 185,523 Depositary Shares outstanding.

As of September 30, 2007, dividends in arrears on the remaining 185,523 outstanding Depositary Shares representing the Preferred Stock aggregated $1.2 million, or $6.33 per Depositary Share; and in September 2007, the referenced dividends aggregating $1.2 million were declared and paid in October 2007.  In addition, four quarterly dividends aggregating $0.3 million or $1.6875 per Depositary Share were declared and paid in fiscal year 2007 (except for the quarterly dividend declared for the quarter ended September 30, 2007, which was recorded as a payable as of September 30, 2007).

On October 3, 2007, the Company announced its plan to redeem all outstanding Depositary Shares representing the Preferred Stock at the close of market on November 5, 2007.  During the time period between the referenced announcement and the redemption, at the instruction of shareholders, 177,518 Depositary Shares were converted into 486,321 shares of Common Stock.  The remaining 8,005 Depositary Shares outstanding on November 5, 2007 were redeemed by the Company at $25 per Depositary Share for a total consideration of $0.2 million.  As all of the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption, and as of the close of business on November 5, 2007, no shares of Preferred Stock or Depositary Shares remain outstanding.

The following table sets forth the high and low trading prices for the Company’s Common Stock as reported on the Nasdaq Global Market.

Fiscal Year		High	Low

2007	First Quarter	$7.98	$5.09
	Second Quarter	$6.56	$4.77
	Third Quarter	$10.64	$5.95
	Fourth Quarter	$15.56	$8.00

2006	First Quarter	$3.35	$2.11
	Second Quarter	$5.00	$3.14
	Third Quarter	$6.18	$4.12
	Fourth Quarter	$7.37	$3.98

ICO, Inc Stock Comparative Performance Graph

The information contained in this ICO, Inc Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the cumulative total shareholder return on ICO, Inc. common stock for the last five fiscal years with the cumulative total return of the NASDAQ composite index and the S&P 500 Specialty Chemical Index.

The graph assumes an investment of $100 on September 30, 2002 and all dividends were reinvested.  The data was supplied by Zacks Investment Research.

	FY02	FY03	FY04	FY05	FY06	FY07
ICO, Inc.	100.00	54.70	171.76	172.37	389.46	828.37
NASDAQ Composite	100.00	153.18	163.47	186.68	197.56	238.11
S&P 500 Specialty Chemical Index	100.00	110.80	138.06	141.98	174.72	212.82

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements.  The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except for share data)
Statement of Operations Data:
Revenues	$417,917	$324,331	$296,606	$257,525	$206,614
Costs of sales and services (exclusive of depreciation shown separately below)	344,171	261,228	243,140	209,671	172,692
Gross profit (a)	73,746	63,103	53,466	47,854	33,922
Selling, general and administrative expenses	37,676	34,284	37,001	33,788	34,363
Depreciation and amortization	7,251	7,386	7,772	7,996	9,356
Impairment, restructuring and other costs (income)	(997)	118	488	854	12,814
Operating income (loss)	29,816	21,315	8,205	5,216	(22,611)
Interest expense, net	(3,227)	(2,091)	(2,836)	(2,663)	(3,489)
Other income (expense)	(115)	75	(149)	(35)	493
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	26,474	19,299	5,220	2,518	(25,607)
Provision (benefit) for income taxes	6,712	5,836	218	(1,370)	(4,752)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	19,762	13,463	5,002	3,888	(20,855)
Income (loss) from discontinued operations, net of income taxes	1,356	(1,459)	(497)	(3,631)	(374)
Income (loss) before cumulative effect of change in accounting principle	21,118	12,004	4,505	257	(21,229)
Cumulative effect of change in accounting principle	-	-	-	-	(28,863)
Net income (loss)	$21,118	$12,004	$4,505	$257	$(50,092)
Preferred Stock dividends	(554)	(2,176)	(2,176)	(2,176)	(2,176)
Net gain on redemption of Preferred Stock	6,023	-	-	-	-
Net income (loss) applicable to Common Stock	$26,587	$9,828	$2,329	$(1,919)	$(52,268)

	Fiscal Years Ended September 30,
	2007	2006	2005	2004		2003
	(in thousands, except for share data)
Earnings (Loss) Per Share: Basic
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$ .97	$.44	$.11	$.07		$ (.93)
Earnings (loss) from discontinued operations	.05	(.06)	(.02)	(.14)		(.02)
Earnings (loss) before cumulative effect of change in accounting principle	1.02	.38	.09	(.08)	(b)	(.94)	(b)
Cumulative effect of change in accounting principle	-	-	-	-		(1.16)
Earnings (loss) per common share	$1.02	$.38	$.09	$(.08)		$(2.10)

Earnings (Loss) Per Share: Diluted
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$.71	$.43	$.11	$ .07		$ (.93)
Earnings (loss) from discontinued operations	.05	(.06)	(.02)	(.14)		(.02)
Earnings (loss) before cumulative effect of change in accounting principle	.76	.37	.09	(.08)	(b)	(.94)	(b)
Cumulative effect of change in accounting principle	-	-	-	-		(1.16)
Earnings (loss) per common share	$.76	$.37	$.09	$(.08)		$(2.10)
Weighted average shares outstanding (basic)	26,030,000	25,680,000	25,442,000	25,276,000		24,873,000
Weighted average shares outstanding (diluted)	27,891,000	26,255,000	25,816,000	25,329,000		24,873,000

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except for share data)
Other Financial Data:
Capital expenditures	$11,634	$8,080	$5,039	$4,725	$8,925
Cash provided by (used for) operating activities by continuing operations	19,375	13,498	4,849	4,816	(7,170)
Cash used for investing activities by continuing operations	(10,662)	(8,067)	(4,086)	(4,275)	(8,499)
Cash provided by (used for) financing activities by continuing operations	$(17,736)	$9,013	$1,473	$(1,442)	$(106,124)

Balance Sheet Data:
Cash and equivalents	$8,561	$17,427	$3,234	$1,931	$4,114
Working capital	57,858	57,501	41,382	34,209	32,725
Property, plant and equipment, net	57,396	50,884	49,274	52,198	54,639
Total assets	246,217	197,961	164,255	158,470	145,261
Long-term debt, net of current portion	29,605	21,559	18,993	19,700	23,378
Shareholders’ equity	$91,042	$91,717	$77,090	$70,941	$67,329

(a)
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

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Net income (loss)	$21,118	$12,004	$4,505	$257	$(50,092)
Add to/(deduct from) net income (loss)
Cumulative effect of change in accounting principle	-	-	-	-	28,863
(Income) loss from discontinued operations	(1,356)	1,459	497	3,631	374
Provision (benefit) for income taxes	6,712	5,836	218	(1,370)	(4,752)
Other (income) expense	115	(75)	149	35	(493)
Interest expense, net	3,227	2,091	2,836	2,663	3,489
Impairment, restructuring and other costs (income)	(997)	118	488	854	12,814
Depreciation and amortization	7,251	7,386	7,772	7,996	9,356
Selling, general and administrative expenses	37,676	34,284	37,001	33,788	34,363
Gross profit	$73,746	$63,103	$53,466	$47,854	$33,922

(b)	Does not total due to rounding.

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

The Company’s management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages.  Additionally, these segments provide specialty size reduction services on a tolling basis.  “Tolling” refers to processing customer owned material for a service fee.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

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

Use of Estimates -  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring use of estimates relate to valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable and commitments and contingencies, including legal and environmental claims.

The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction.  Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States with stop loss insurance coverage limiting the exposure per claim.  Estimates are made for ultimate costs associated with workers’ compensation claims.  Inventory reserves are estimated based upon the Company’s review of its inventory.  This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete.  Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances.  Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record.  Actual results could differ from the estimates discussed above.  Management believes that its estimates are reasonable.

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

 Goodwill -  The Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the discounted cash flow method in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company’s goodwill is recorded in Bayshore Industrial, Inc. and ICO Asia Pacific.  The Company completed its annual impairment testing and did not have impairment losses of goodwill in fiscal years 2007, 2006 or 2005.

Stock-based Compensation -  The Company expenses stock-based payment transactions using the grant-date fair value-based method.  Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years.  The Company expenses the fair value of stock option and restricted stock awards over the vesting period, where applicable.  In awards with a graded vesting schedule, the Company recognizes the fair value of the stock-based award over the requisite service period for the entire award and ensures that the amount recognized at any date at least equals the portion of the grant-date value of the stock-based compensation that has vested.

Income Taxes -  The provision for income taxes includes federal, state and foreign income taxes currently payable and deferred based on currently enacted tax laws.  Deferred income taxes are provided for the tax consequences of differences between the financial statement and tax basis of assets and liabilities.  The Company reduces deferred tax assets by a valuation allowance when, based on its estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

Results of Operations

The following discussion regarding the Company’s financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Executive Summary

Fiscal year 2007 revenues, operating income and volumes grew substantially compared to the prior year with revenues and operating income setting all-time high records.  Customer demand for existing products and services increased dramatically in the Company’s foreign locations and this was the primary driver causing the increase in the Company’s revenues and profitability.  During the fiscal year, the Company expanded its capacity in Malaysia and Australia and opened a new location in the United Arab Emirates in the fourth quarter of fiscal year 2007.  The result of these expansions is expected to be seen in the Company’s results of operations in fiscal year 2008.

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

	Summary Financial Information
	Fiscal Year Ended September 30,
	2007	2006	Change		% Change
	(Dollars in Thousands)
Total revenues	$417,917	$324,331	$93,586		29%
SG&A (1)	37,676	34,284	3,392		10%
Operating income	29,816	21,315	8,501		40%
Income from continuing operations	19,762	13,463	6,299		47%
Net income	$21,118	$12,004	$9,114		76%

Volumes (2)	338,500	321,000	17,500		5%
Gross margin(3)	17.6%	19.5%	(1.9%	)
SG&A as a percentage of revenue	9.0%	10.6%	(1.6%	)
Operating income as a percentage of revenue	7.1%	6.6%	.5%

(1)“SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

 Revenues. Total revenues increased $93.6 million or 29% to $417.9 million during fiscal year 2007 compared to fiscal year 2006.  The increase in revenues is a result of the changes in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

 The components of the $93.6 million and 29% increase in revenues are:

	Increase on Revenues
	%	$
	(Dollars in Thousands)
Volume	13%	$ 41,763
Price/product mix	10%	31,473
Translation effect	6%	20,350
Total change in revenue	29%	$ 93,586

 The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin prices”).  As resin prices increase or decrease, market prices for the Company’s products will generally also increase or decrease.  Typically, this will lead to higher or lower average selling prices.  During fiscal year 2007, average resin prices were higher than in fiscal year 2006 in the Company’s European and Australasian regions while lower on average in North America.  A change in the Company’s overall product mix in the Bayshore Industrial division led to an increase in revenues.  These two factors combined (product sales mix and change in resin prices) led to a net increase of $31.5 million on revenues.  Although the Company participates in numerous markets and purchases numerous grades of resin, the graph below illustrates the trend in resin prices typically purchased by the Company.

 Total volumes sold increased 17,500 metric tons, or 5%, during fiscal year 2007 to 338,500 metric tons.  This increase in volumes sold led to an increase in revenues of $41.8 million.  The volume increase was most notable in the Company’s Asia Pacific and European regions due to an increase in customer demand from existing customers plus the addition of new customers during the fiscal year.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $20.4 million for fiscal year 2007 compared to fiscal year 2006.  This revenue change was primarily due to stronger Euro currencies compared to the U.S. Dollar.

Revenues by segment for the year ended September 30, 2007 compared to the year ended September 30, 2006

	Fiscal Year Ended September 30,
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$170,135	41%	$129,372	40%	$40,763	32%
Bayshore Industrial	108,360	26%	93,005	28%	15,355	17%
ICO Asia Pacific	84,790	20%	47,819	15%	36,971	77%
ICO Polymers North America	41,377	10%	44,834	14%	(3,457)	(8%	)
ICO Brazil	13,255	3%	9,301	3%	3,954	43%
Total	$417,917	100%	$324,331	100%	$93,586	29%

2007 Revenues by Segment                                                              2006 Revenues by Segment

ICO Europe’s revenues increased $40.8 million or 32% primarily due to an increase in volumes sold of 15% which impacted revenues favorably by $26.2 million.  The volume increase was seen throughout all of the European countries in which the Company operates and was caused by improved economic and market conditions and improved market share.  The translation effect of stronger foreign currencies compared to the U.S. Dollar caused an increase in revenues of $13.2 million.

Bayshore Industrial’s revenues increased $15.4 million or 17% due to a favorable change in product mix which increased average selling prices and thus, revenues by $20.9 million.  Volumes declined 6%, which reduced revenues by $5.5 million as a result of reduced customer demand in the first nine months of fiscal year 2007.  Customer demand increased in the fourth quarter of fiscal year 2007 as volumes increased 11% compared to the fourth quarter of fiscal year 2006.

ICO Asia Pacific’s revenues increased $37.0 million or 77% primarily due to an increase in sales volumes of 46% which increased revenues by $25.3 million.  In addition, higher average selling prices in part due to higher average resin prices caused revenues to increase $5.5 million and stronger foreign currencies caused revenues to increase $6.2 million.  The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market.  Growth in the Company’s Malaysian subsidiary also contributed to the increased volumes sold within the region, as did the Company’s new plant in the United Arab Emirates, which began operating in the fourth quarter of fiscal year 2007.

 ICO Polymers North America revenues decreased $3.5 million or 8% due to lower product sales caused by a review of our pricing strategy and adjustment for sales not generating reasonable profitability.  The July 2, 2007 fire in the Company’s New Jersey plant also had the impact of reducing its revenues due to certain equipment being out of service during the fourth quarter of fiscal year 2007.  Additionally, lower sales into the oilfield services industry had an impact of reducing revenues.  An increase in revenues from its toll processing services partially offset some of these declines.

 ICO Brazil’s revenues increased $4.0 million or 43% due to an increase in volumes of 39% ($2.0 million revenue impact), the translation effect of a stronger Brazil Real compared to the U.S. Dollar of $1.0 million, and impact from higher average selling prices of $1.0 million.

 Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, excluding depreciation, divided by revenues) declined to 17.6% for fiscal year 2007 compared to 19.5% for fiscal year 2006.  A major part of the cause of this decline was the fact that 83% of the revenue growth for the year was derived from our European and Asia Pacific segments, which typically have lower gross margins than the other segments of the Company.  In addition, the change in product mix at Bayshore Industrial, while increasing revenues, also had the effect of reducing gross margins.  These impacts were partially offset by the benefits of an increase in toll service revenues.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $3.4 million or 10% during fiscal year 2007 compared to fiscal year 2006.  The increase of $3.4 million was caused by higher employee compensation and benefits cost of $1.2 million, the impact from stronger foreign currencies of $1.5 million, higher severance expense of $0.6 million primarily in the Company’s European business segment, higher legal fees of $0.4 million and higher travel expense of $0.5 million.  These increases were partially offset by lower bad debt expense of $0.4 million and reductions in external accounting fees of $0.2 million.  As a percentage of revenues, SG&A decreased from 10.6% to 9.0% as a result of the growth in revenues.

Impairment, restructuring and other costs (income).  On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and portions of the Company’s building.  The Company recorded an involuntary conversion loss of $0.3 million for the plant and equipment that was damaged, and incurred one-time expenses associated with the fire of $0.4 million.  The Company submitted initial claims for recovery of $1.7 million through December 5, 2007 to its insurance carrier.  Through December 5, 2007, the Company has been reimbursed $1.0 million (which is held in escrow with the Company’s U.S. mortgage lender) by the insurance carrier.  The Company has recorded a receivable of $1.6 million in its Consolidated Balance Sheet (which includes the $1.0 million held in escrow by the Company’s U.S. mortgage lender).  The Company expects to make additional claims under its insurance policies to compensate for additional expenses and lost income following the fire.  As a result of the above, the Company recorded a net gain of $0.9 million in the fourth quarter of fiscal year 2007 in impairment, restructuring and other costs (income).

Also in the fourth quarter of fiscal year 2007, the Company impaired certain equipment for $0.5 million and land for $0.1 million.  The equipment impairment was primarily due to the expected disposition of the equipment at a loss in early fiscal year 2008 in Australia.

During the second quarter of fiscal year 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of real estate by the Company’s Dutch subsidiary.

In the first quarter of fiscal year 2006, the Company incurred total costs of $0.1 million as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas plant and lease cancellation costs associated with its European technical center.

Operating income. Consolidated operating income was $29.8 million for fiscal year 2007, an increase of $8.5 million or 40% from fiscal year 2006.  This increase was caused primarily by the increase in gross profit (primarily caused by the volume increase) partially offset by the increase in SG&A.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2007 compared to the year ended September 30, 2006

Operating income (loss)	Fiscal Year Ended September 30,
	2007	2006	Change	% Change

ICO Europe	$9,008	$6,021	$2,987	50%
Bayshore Industrial	15,358	14,843	515	3%
ICO Asia Pacific	5,914	2,412	3,502	145%
ICO Polymers North America	6,022	5,037	985	20%
ICO Brazil	301	(459)	760	N.M.*
Total reportable segments	36,603	27,854	8,749	31%
General Corporate expense	(6,117)	(5,682)	(435)	8%
Stock-based compensation and other	(670)	(857)	187	(22%	)
Consolidated	$29,816	$21,315	$8,501	40%

*Not meaningful.

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2007	2006		Increase (Decrease)
ICO Europe	5%	5%		–
Bayshore Industrial	14%	16%		(2%	)
ICO Asia Pacific	7%	5%		2%
ICO Polymers North America	15%	11%		4%
ICO Brazil	2%	(5%	)	7%
Consolidated	7%	7%		–

ICO Europe’s operating income increased $3.0 million or 50%.  This was primarily a result of the growth in volumes sold, a gain of $0.6 million on the sale of real estate, and the impact on operating income of $0.7 million from stronger foreign currencies.  These items were partially offset by severance expense of $0.5 million and the effect of lower feedstock margins (the difference between product sales revenues and related cost of raw materials sold).

ICO Asia Pacific’s operating income increased $3.5 million or 145% due to the growth in volumes sold.

ICO Polymers North America’s operating income increased $1.0 million or 20% primarily due to the net gain of $0.9 million recorded as a result of the fire in the segment’s New Jersey location.  This gain includes reimbursement from the insurance carrier for the effects of the fire on the locations revenues and net income.

ICO Brazil’s operating income improved $0.8 million to income of $0.3 million due to a 19% increase in product sales volumes, as well as an improvement in feedstock margins per metric ton sold.

General corporate expenses increased $0.4 million or 8% due primarily to an increase in compensation costs.

Interest expense, net.  Interest expense, net of interest income, increased $1.1 million in fiscal year 2007 compared to the prior year. This increase was a result of an increase in borrowings and lower cash balances due to the repurchase of Preferred Stock in the first quarter of fiscal year 2007.

Income taxes.  The Company’s effective income tax rate for continuing operations was an expense of 25% during fiscal 2007, compared to an expense of 30% during fiscal 2006.  The change was primarily due to the reversal of the valuation allowance in our Italian subsidiary.

Income from continuing operations.  Income from continuing operations improved from $13.5 million in fiscal 2006 to $19.8 million in fiscal 2007 due to the factors discussed above.

Income (loss) from discontinued operations.  On September 6, 2002, the Company completed the sale of substantially all of its Oilfield Services business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations.  Legal fees or other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations.

Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business.  On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement.  As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006, and this was the primary reason for the loss from discontinued operations during fiscal year 2006.  During March 2007, the Company entered into a settlement agreement with its insurance carrier related to the indemnity claims asserted by NOV for $2.3 million.  The insurance recovery was recorded through discontinued operations during the second quarter of fiscal year 2007 and was the primary reason for the income from discontinued operations for fiscal year 2007.

Net Income.  Net Income improved from $12.0 million in fiscal 2006 to $21.1 million in fiscal 2007 due to the factors discussed above.

 Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies between fiscal 2007 and 2006.

Revenues	$20.4 million
Operating income	1.2 million
Income from continuing operations before income taxes	1.0 million
Net income	0.9 million

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

	Summary Financial Information
	Fiscal Year Ended September 30,
	2006	2005	Change		% Change
	(Dollars in Thousands)
Total revenues	$324,331	$296,606	$27,725		9%
SG&A (1)	34,284	37,001	(2,717)		(7%	)
Operating income	21,315	8,205	13,110		160%
Income from continuing operations	13,463	5,002	8,461		169%
Net income	$12,004	$4,505	$7,499		166%

Volumes (2)	321,000	294,000	27,000		9%
Gross margin (3)	19.5%	18.0%	1.5%
SG&A as a percentage of revenue	10.6%	12.5%	(1.9%	)
Operating income as a percentage of revenue	6.6%	2.8%	3.8%

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

 The components of the $27.7 million and 9% increase in revenues are:

	Increase/(Decrease) on Revenues
	%		$
	(Dollars in Thousands)
Volume	5%		$17,183
Price/product mix	5%		14,344
Translation effect	(1%	)	(3,802)
Total change in revenue	9%		$27,725

 During fiscal year 2006, resin prices were 15% - 22% higher (depending upon the region and type of raw material) than fiscal year 2005.  A change in the Company’s overall product mix caused by the increase in sales at Bayshore Industrial offset a portion of the impact on revenue from higher average prices.  These two factors led to a net increase of $14.3 million on revenues as a result of changes in price/product mix for fiscal 2006.

 Total volumes sold increased 27,000 metric tons, or 9%, during fiscal year 2006 to 321,000 metric tons.  This increase in volumes sold led to an increase in revenues of $17.2 million.  The volume increase was most notable at the Company’s Bayshore Industrial segment due to an increase in customer demand from existing customers plus the addition of new customers during the year as a result of a more specialized product mix.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a reduction in revenues of $3.8 million for fiscal year 2006 compared to fiscal year 2005.  This revenue change was primarily due to a stronger U.S. Dollar compared to the Euro.

Revenues by segment for the year ended September 30, 2006 compared to the year ended September 30, 2005

	Fiscal Year Ended September 30,
	2006	% of Total	2005	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$129,372	40%	$126,986	43%	$2,386	2%
Bayshore Industrial	93,005	28%	73,078	24%	19,927	27%
ICO –Asia Pacific	47,819	15%	47,670	16%	149	-
ICO Polymers North America	44,834	14%	40,589	14%	4,245	10%
ICO Brazil	9,301	3%	8,283	3%	1,018	12%
Total	$324,331	100%	$296,606	100%	$27,725	9%

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

Bayshore Industrial’s revenues increased $19.9 million or 27% primarily caused by an increase in volumes sold of 32% due to an increase in customer demand from existing customers plus the addition of new customers during the fiscal year as a result of a more specialized product mix.

ICO Asia Pacific’s revenues increased $0.1 million as a result of higher average selling prices ($1.3 million impact to revenues) partially offset by the translation effect of a stronger U.S. Dollar compared to the relevant Australasian currencies of $1.2 million.

 ICO Polymers North America revenues increased $4.2 million or 10% as a result of higher tolling revenues of $3.4 million due in part to an increase in specialty grinding. As a result of higher average selling prices, partially offset by lower volumes, product sales revenues increased $0.8 million.

 ICO Brazil’s revenues increased $1.0 million or 12%, primarily due to the translation effect of a stronger Brazil Real compared to the U.S. Dollar, which increased ICO Brazil’s revenues by $1.3 million.

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

Selling, general and administrative.  SG&A declined $2.7 million or 7% during fiscal year 2006 compared to fiscal year 2005.

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

Impairment, restructuring and other costs.  Impairment, restructuring and other costs decreased $0.4 million or 76% in fiscal 2006.  This decline was a result of lower expenses as compared to fiscal year 2005 from damage caused by Hurricane Rita of $55,000, lower European technical center relocation costs of $0.2 million and costs recognized in fiscal year 2005 of $0.1 million related to the closure of the Company’s Swedish plant in fiscal year 2004.

Operating income. Consolidated operating income was $21.3 million for fiscal year 2006, an increase of $13.1 million or 160% from fiscal year 2005.  This increase was caused primarily by the increase in gross profit (caused primarily by the volume increase) and a reduction in SG&A.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2006 compared to the year ended September 30, 2005

Operating income (loss)	Fiscal Year Ended September 30,
	2006	2005	Change
	(Dollars in Thousands)
ICO Europe	$6,021	$4,201	$1,820
Bayshore Industrial	14,843	8,881	5,962
ICO –Asia Pacific	2,412	2,910	(498)
ICO Polymers North America	5,037	771	4,266
ICO Brazil	(459)	(951)	492
Total reportable segments	27,854	15,812	12,042
General Corporate expense	(5,682)	(6,934)	1,252
Stock option expenses and other	(857)	(673)	(184)
Consolidated	$21,315	$8,205	$13,110

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2006		2005		Increase (Decrease)
ICO Europe	5%		3%		2%
Bayshore Industrial	16%		12%		4%
ICO –Asia Pacific	5%		6%		(1%	)
ICO Polymers North America	11%		2%		9%
ICO Brazil	(5%	)	(11%	)	6%
Consolidated	7%		3%		4%

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

ICO Asia Pacific’s operating income decreased $0.5 million or 17% due to a reduction in gross margin caused by pricing pressures in New Zealand and Australia resulting from a challenging market environment which had the effect of reducing feedstock margins.  The Australian market environment began to improve in the fourth quarter of fiscal year 2006.

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

Income (loss) from discontinued operations.  As a result of the settlement with NOV, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006 which was the primary reason for the loss from discontinued operations during fiscal year 2006.

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

Revenues	$(3.8) million
Operating income	(0.3) million
Income from continuing operations before income taxes	(0.2) million
Net income	(0.2) million

Liquidity and Capital Resources

        The following are considered by management as key measures of liquidity applicable to the Company:

	2007	2006
Cash and cash equivalents	$ 8.6 million	$17.4 million
Working capital	$57.9 million	$57.5 million

Cash and cash equivalents decreased $8.8 million and working capital increased $0.4 million during fiscal year 2007 due to the factors described below.

Cash Flows

	Fiscal Year
	2007	2006	2005
	(Dollars in Thousands)
Net cash provided by operating activities by continuing operations	$19,375	$13,498	$4,849
Net cash used for investing activities	(10,662)	(8,067)	(4,086)
Net cash provided by (used for) financing activities	(17,736)	9,013	1,473
Net cash used for operating activities by discontinued operations	(294)	(353)	(822)
Effect of exchange rate changes	451	102	(111)
Net increase (decrease) in cash and cash equivalents	$(8,866)	$14,193	$1,303

Cash Flows From Operating Activities

During fiscal year 2007, the Company generated $19.4 million of cash from operating activities from continuing operations.  The $19.4 million cash flow was an increase of $5.9 million compared to fiscal year 2006.  Contributing to the increase was an increase in the income from continuing operations of $6.3 million during fiscal year 2007.  Accounts payable was also a source of cash in the current year of $25.8 million compared to a source of cash of $3.6 million in the prior year period due to the timing of inventory purchases as well as higher purchasing levels to support higher sales levels.  Partially offsetting these inflows was an increase in the use of cash during the current year to $13.5 million for inventory compared to a use of cash of $6.1 million in the prior year period.  This change was caused by an increase in the quantity of inventory on hand to meet the growth in customer demand.  An increase in the use of cash for accounts receivable from $9.0 million in 2006 to $20.7 million in 2007 resulting from the growth in revenues also partially offset the inflows.  Additionally, income taxes payable was a use of cash in the current year of $2.1 million primarily due to a U.S. tax payment related to taxable earnings in fiscal year 2006 paid during fiscal year 2007.

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

Cash Flows Used for Investing Activities

Capital expenditures totaled $11.6 million during fiscal year 2007 and were related primarily to expanding the Company’s production capacity as well as the purchase of the factory formerly leased by our Malaysian operation and the construction of a new office building at the Company’s Bayshore Industrial plant.  Approximately $6.3 million of the $11.6 million of capital expenditures was spent at the Company’s ICO Asia Pacific segment (which includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates).  The Company spent approximately $2.7 million to upgrade existing equipment.

During the second quarter of fiscal 2007, the Company completed the sale of a building at its Dutch subsidiary for net proceeds of $0.9 million and recorded a pre-tax gain of $0.6 million.

Capital expenditures totaled $8.1 million during the fiscal year ended September 30, 2006 and were related primarily to expanding the Company’s production capacity.  Approximately 45% of the $8.1 million of capital expenditures was spent at the Company’s Bayshore Industrial subsidiary to add a production line that increased the facility’s capacity by approximately 10%.  The Company spent approximately $1.3 million to upgrade existing equipment.

During the first quarter of fiscal 2005, the Company completed the sale of vacant land in Edison, New Jersey for net proceeds of $0.9 million.

Cash Flows Provided (Used For) Financing Activities

Cash used for financing activities increased to $17.7 million during fiscal year 2007 compared to cash provided of $9.0 million during fiscal year 2006.  The change was primarily due to the repurchase of the Company’s $6.75 Convertible Exchangeable Preferred Stock (“Preferred Stock”) for total consideration of $28.5 million.  This was partially offset by an increase in debt of $9.7 million during the current fiscal year to fund the repurchase of the Preferred Stock.

Cash provided by financing activities increased during the fiscal year ended September 30, 2006 to $9.0 million compared to $1.5 million during the fiscal year ended September 30, 2005.  The change was primarily the result of completing several financing arrangements within the Company’s U.S. and European subsidiaries.

Financing Arrangements

The Company maintains several lines of credit.  The credit facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Borrowing Capacity (a)	$28.1	$21.6	$58.6	$37.5	$86.7	$59.1
Outstanding Borrowings	-	0.8	16.1	17.2	16.1	18.0
Net availability	$28.1	$20.8	$42.5	$20.3	$70.6	$41.1

(a) Based on the credit facility limits less outstanding letters of credit.

       On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank, National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”), including the repayment of a $0.8 million term loan.

The borrowing capacity made available to the Company under the Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank.  Proceeds of the Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock.  The $45.0 million Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

       As of September 30, 2007, the Company had drawn down on the $15.0 million term loan, and $13.3 million was outstanding.  There were no outstanding borrowings under the revolving credit facility with KeyBank as of September 30, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006.  The amount of available borrowings under the Company’s domestic Credit Facility with KeyBank was $28.1 million as of September 30, 2007.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  As of September 30, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.6 million of term debt and $3.4 million of short-term borrowings under credit facilities.  The Company received a letter of waiver from National Australia Bank Limited in relation to the violation of this debt covenant, and during fiscal year 2007, the Company refinanced the debt obligations with a new lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $42.5 million as of September 30, 2007 and $20.3 million as of September 30, 2006.

During the fourth quarter of fiscal year 2006, the Company repatriated foreign earnings in the amount of $6.4 million from two of the Company’s European subsidiaries to take advantage of the special one-time tax rate of 5.25% as provided for under the American Jobs Creation Act of 2004 in part by incurring additional indebtedness in two of the Company’s European subsidiaries.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2007 and 2006 was 7.6% and 6.0%, respectively.

Future Cash Requirements

Capital expenditures for fiscal year 2008 are currently estimated to be approximately $16.5 million.  The Company expects to receive reimbursement for a portion of these expenditures under the Company’s insurance policy for the July 2007 fire that occurred in our New Jersey facility.

The following summarizes our contractual obligations as of September 30, 2007.  Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at September 30, 2007.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Term debt	$41,216	$11,611	$12,422	$6,640	$10,543
Operating leases	6,022	1,895	2,159	719	1,249
Short-term borrowings under credit facilities	16,133	16,133	-	-	-
Other long-term liabilities	2,783	-	200	200	2,383
Purchase obligations (a)	36,382	36,382	-	-	-
Interest expense on total debt	8,947	2,363	2,852	1,556	2,176
	$111,483	$68,384	$17,633	$9,115	$16,351

(a)  Includes purchase obligations related to inventory.

Presently, the Company anticipates that cash flow from operations and borrowing availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

The Company anticipates that the existing cash balance as of September 30, 2007 of $8.6 million, additional borrowing capacity of $70.6 million under various foreign and domestic credit arrangements and cash flow from operations will provide adequate liquidity for fiscal year 2008 to pay for all current obligations, including capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however, that the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements in the long-term.

Off-Balance Sheet Arrangements

Other than operating leases, the Company does not have any financial instruments classified as off-balance sheet as of September 30, 2007 and 2006.

Forward-Looking Statements

The statements contained in all parts of this document, including, but not limited to, timing of new services or facilities, ability to compete, future capital expenditures, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of litigation and remediation, future liquidity, future acquisitions, future market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, demand for the Company’s products and services, future growth plans, financial results and any other statements which are not historical facts are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that involve substantial risks and uncertainties.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  Actual results, performance or achievements can differ materially from results suggested by these forward-looking statements due to a number of factors, including results of operations, the Company’s financial condition, results of litigation, capital expenditures and other spending requirements, demand for the Company’s products and services and those described below and elsewhere in this document and those described in the Company’s other filings with the SEC.

You should carefully consider the factors in “Item 1A. Risk Factors” and other information contained in this report.  The risks and uncertainties described are not the only ones we face. Additional risks and uncertainties not presently known to us, which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the risk factors actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for “uncertain tax positions” (as the term is defined in FIN 48).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, and making disclosures in a company’s financial statements regarding uncertainties in income tax positions.  The Company is required to adopt FIN 48 effective October 1, 2007.  The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48.  Based on an evaluation of our uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, of SFAS 159 on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk.  As of September 30, 2007, the Company had $63.2 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent in this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for fiscal years ended 2007, 2006 and 2005.  The Company’s principle foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total foreign exchange contracts outstanding on September 30, 2007 and September 30, 2006:

	As of
	September 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Notional value	$12,645	$3,565
Fair market value	13,336	3,565
Maturity Dates	October 2007	October 2006
	through December 2007	through December 2006

The Company’s revenues and profitability are impacted by the fluctuation in resin prices.  The Company uses various resins (primarily polyethylene) to make its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin.  The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of September 30, 2007 and September 30, 2006, the Company had $36.3 million and $21.7 million of raw material inventory and $22.6 million and $19.3 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of September 30, 2007, the Company had $33.5 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At September 30, 2007, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.3 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies in which the transactions are denominated will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At September 30, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	September 30, 2007	of receivable
New Zealand	Malaysia	$1.1 million	New Zealand Dollar
New Zealand	Australia	$1.0 million	New Zealand Dollar
United States	Italy	$1.0 million	U.S. Dollar

Item 8.  Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report.  See index to this information on Page F-1 of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that the internal control over financial reporting was effective as of September 30, 2007.  PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2007 that  materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

P A R T    I I I

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and to the information under the caption “Section 16(a)” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2008 Annual Meeting of Shareholders.  The Proxy Statement or the information to be so incorporated will be filed with the SEC not later than 120 days subsequent to September 30, 2007.

The Company has adopted a Code of Business Ethics that applies to, among others, its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  The Company’s Code of Business Ethics is available upon request by contacting the Company’s General Counsel at (713) 351-4100 or on our website at www.icopolymers.com.  If we make any substantive amendments to the Code of Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Ethics applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, we will make a public disclosure of the nature of such amendment or waiver on our website at www.icopolymers.com or in a current report on Form 8-K.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders.

P A R T    I V

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)	The response to this portion of Item 15 is submitted as a separate section of this report on page F-1.

(b)	Exhibits required by Item 601 of S-K:

The following instruments and documents are included as Exhibits to this Form 10-K.  Exhibits incorporated by reference are so indicated by parenthetical information.  The references to dates of filing refer to the dates when the Company filed the respective forms and other documents with the SEC as currently indicated on the SEC’s EDGAR reporting system, regardless of the date indicated on the referenced form or other filing.

Exhibit No.		Exhibit
3.1	-	Amended and Restated Articles of Incorporation of the Company dated November 27, 2007 (filed as Exhibit 3.1 to Form 8-K dated December 3, 2007)
3.2	-	Amended and Restated By-Laws of the Company dated November 27, 2007 (filed as Exhibit 3.2 to Form 8-K dated December 3, 2007)
10.1	-
Amendment and Ratification Agreement dated September 15, 2006 between Computershare Shareholder Services, Inc., Computershare Trust Company, N.A., and ICO, Inc. (Exhibit 10.1 to Form 8-K filed on September 21, 2006)

10.2	-
Credit Agreement dated October 27, 2006 among: ICO, Inc., Bayshore Industrial, L.P. (“Bayshore”) and ICO Polymers North America, Inc. (“IPNA”), as Borrowers; and KeyBank, National Association (“KeyBank”) and Wells Fargo Bank, National Association (“Wells Fargo”), and other lending institutions (“Other Lenders”) as Lenders (and in other specified capacities) (Exhibit 10.1 to Form 8-K filed on October 30, 2006)

10.3	-
Amendment No. 1 and Waiver to Credit Agreement, dated April 25, 2007, among: ICO, Inc., Bayshore, and IPNA, as Borrowers; and KeyBank, Wells Fargo, and Other Lenders (Exhibit 10.1 to Form 8-K filed on  April 26, 2007)

10.4	-
Amendment No. 2 to Credit Agreement, dated June 25, 2007, among: ICO, Inc., Bayshore, and IPNA, as Borrowers; and KeyBank, Wells Fargo, and Other Lenders (Exhibit 10.1 to Form 8-K filed on June 29, 2007)

10.5	-
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc. (n/k/a National Oilwell Varco, Inc.), et al., as Buyers, and  ICO, Inc., et al., as Sellers (Exhibit 10.1 to Form 8-K filed on July 3, 2002)

10.6	-
Agreement of Settlement and Release in Full dated November 21, 2006, by and among National Oilwell Varco, Inc., et al., and ICO, Inc., et al.  (among other things, amending the term of the Purchase Agreement referenced above)  (Exhibit 10.1 to Form 8-K filed on November 22, 2006)

10.7	-	Fourth Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (Exhibit 10.1 to Form 10-Q filed on August 7, 2006)
10.8	-	1994 Stock Option Plan of ICO, Inc. (Exhibit A to the Definitive Proxy Statement filed on June 24, 1994)
10.9	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan (Exhibit 10.11 to the Form 10-K filed on December 8, 2005)
10.10	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan (Exhibit 10.11 to Form 10-K filed on December 8, 2005)
10.11	-	First Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (formerly known as the “ICO, Inc. 1998 Stock Option Plan”) (Exhibit 10.1 to Form 10-Q filed on August 9, 2007)
10.12	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to employees) (Exhibit 10.1 to Form 8-K filed on August 17, 2007)
10.13	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated October 3, 2005 (Exhibit 10.1 to Form 8-K filed on October 7, 2005)
10.14	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated November 18, 2005 (Exhibit 10.16 to Form 10-K filed on December 9, 2005)
10.15	-	First Amendment to Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated January 25, 2007 (Exhibit 10.2 to Form 8-K filed on January 31, 2007)
10.16	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., effective as of October 1, 2005 (Exhibit 10.2 to Form 8-K filed on October 7, 2005)
10.17	-	First Amendment to Employment Agreement between ICO, Inc. and A. John Knapp, Jr., effective August 30, 2006 (Exhibit 10.15 to Form 10-K filed on December 14, 2006)
10.18	-	Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 28, 2004 (Exhibit 10.2 to Form 10-Q filed on January 30, 2004)
10.19	-	First Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated February 11, 2005 (Exhibit 10.2 to Form 10-Q filed on February 11, 2005)
10.20	-	Second Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon Biro, dated January 20, 2006. (Exhibit 10.1 to Form 8-K filed on January 24, 2006)
10.21	-	Third Amendment to Second Amended and Restated Employment Agreement between ICO, Inc. and Jon C. Biro, dated January 25, 2007 (Exhibit 10.3 to Form 8-K filed on January 31, 2007)
10.22	-	Employment Contract by and between Dario Eduardo Masutti and J.R. Courtenay (N.Z.) Limited, dated March 20, 1998 (Exhibit 10.3 to Form 10-Q filed on February 11, 2005)

10.23		-	Employment Agreement by and between Derek Bristow and ICO Europe B.V., dated July 17, 2003 (Exhibit 10.4 to Form 10-Q filed on February 11, 2005)
10.24		-	Employment Agreement between Derek Bristow and ICO Europe B.V. effective July 6, 2005 (Exhibit 10.3 to Form 10-Q filed on August 12, 2005)
10.25		-	ICO, Inc. Fiscal Year 2007 Incentive Plan Matrix – Group Presidents (Exhibit 10.1 to Form 8-K filed on January 23, 2007)
10.26		-	Stock Option Agreement between ICO, Inc. and Gregory T. Barmore, dated November 18, 2005 (Exhibit 10.1 to Form 8-K filed on March 15, 2006)
10.27		-	Stock Option Agreement between Gregory T. Barmore and ICO, Inc. dated November 18, 2005 (Exhibit 10.2 to Form 8-K filed on March 15, 2006)
10.28		-	First Amendment to Stock Option Agreement between ICO, Inc. and Gregory T. Barmore, dated January 25, 2007 (Exhibit 10.1 to Form 8-K filed on January 31, 2007)
21.1	*	-	Subsidiaries of the Company
23.1	*	-	Consent of independent registered public accounting firm
31.1	*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2	*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1	**	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2	**	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
______________________
*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	December 10, 2007
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer, and	December 10, 2007
A. John Knapp, Jr.	Director (Principal Executive Officer)

/s/ Jon C. Biro	Chief Financial Officer, Treasurer, and Director	December 10, 2007
Jon C. Biro	(Principal Financial Officer)

/s/ Eric O. English	Director	December 10, 2007
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 10, 2007
David E.K. Frischkorn, Jr.

/s/ Daniel R. Gaubert	Director	December 10, 2007
Daniel R. Gaubert

/s/ John F. Gibson	Director	December 10, 2007
John F. Gibson

/s/ Charles T. McCord, III	Director	December 10, 2007
Charles T. McCord, III

/s/ Warren W. Wilder	Director	December 10, 2007
Warren W. Wilder

ICO, INC. AND SUBSIDIARIES

FORM 10-K

INDEX OF FINANCIAL STATEMENTS

The following financial statements of ICO, Inc. and subsidiaries are required to be included by Item 15:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries (“the Company”) at September 30, 2007 and 2006, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Houston, Texas 77002
December 10, 2007

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
	2007	2006
ASSETS	(In thousands, except share data)

Current assets:
Cash and cash equivalents	$8,561	$17,427
Trade receivables (less allowance for doubtful accounts
of $2,714 and $2,509, respectively)	95,142	67,742
Inventories	60,420	41,961
Deferred income taxes	1,778	2,195
Prepaid and other current assets	9,924	6,775
Total current assets	175,825	136,100

Property, plant and equipment, net	57,396	50,884
Goodwill	9,228	8,585
Other assets	3,768	2,392
Total assets	$246,217	$197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$16,133	$17,214
Current portion of long-term debt	11,611	4,696
Accounts payable	66,906	35,809
Accrued salaries and wages	7,313	5,360
Income taxes payable	2,368	4,188
Other current liabilities	13,636	11,332
Total current liabilities	117,967	78,599

Long-term debt, net of current portion	29,605	21,559
Deferred income taxes	4,820	4,210
Other long-term liabilities	2,783	1,876
Total liabilities	155,175	106,244

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible exchangeable preferred stock, without par value – 345,000 shares authorized; 46,381 and 322,500 shares issued and outstanding with a
with a liquidation preference of $5,812 and $40,410, respectively	2	13
Undesignated preferred stock, without par value – 155,000 shares authorized;
no shares issued and outstanding	─	─
Common Stock, without par value – 50,000,000 shares authorized;
26,709,370 and 25,792,168 shares issued and outstanding, respectively	47,659	45,087
Additional paid-in capital	74,920	104,844
Accumulated other comprehensive income (loss)	5,416	(154)
Accumulated deficit	(36,955)	(58,073)
Total stockholders’ equity	91,042	91,717
Total liabilities and stockholders’ equity	$246,217	$197,961

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except share data)
Revenues:
Sales	$379,344	$289,163	$262,818
Services	38,573	35,168	33,788
Total revenues	417,917	324,331	296,606
Cost and expenses:
Cost of sales (exclusive of depreciation shown separately below)	320,018	238,735	220,961
Cost of services (exclusive of depreciation shown separately below)	24,153	22,493	22,179
Selling, general and administrative	37,676	34,284	37,001
Depreciation	7,136	7,287	7,584
Amortization of intangibles	115	99	188
Impairment, restructuring and other costs (income)	(997)	118	488
Operating income	29,816	21,315	8,205
Other income (expense):
Interest expense, net	(3,227)	(2,091)	(2,836)
Other income (expense)	(115)	75	(149)
Income from continuing operations before income taxes	26,474	19,299	5,220
Provision for income taxes	6,712	5,836	218
Income from continuing operations	19,762	13,463	5,002
Income (loss) from discontinued operations, net of benefit (provision) for income
taxes of $(730), $786, and $268, respectively	1,356	(1,459)	(497)
Net income	$21,118	$12,004	$4,505
Preferred Stock dividends declared	(328)	–	–
Undeclared and unpaid Preferred Stock dividends	(226)	(2,176)	(2,176)
Net gain on redemption of Preferred Stock	6,023	–	–
Net income applicable to Common Stock	$26,587	$9,828	$2,329

Basic and diluted income per share:
Basic net income per common share from continuing operations	$.97	$.44	$.11
Basic net income per common share	$1.02	$.38	$.09
Diluted net income per common share from continuing operations	$.71	$.43	$.11
Diluted net income per common share	$.76	$.37	$.09

Basic weighted average shares outstanding	26,030,000	25,680,000	25,442,000
Diluted weighted average shares outstanding	27,891,000	26,255,000	25,816,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:	(Dollars in thousands)
Net income	$21,118	$12,004	$4,505
(Income) loss from discontinued operations	(1,356)	1,459	497
Depreciation and amortization	7,251	7,386	7,772
Gain on involuntary conversion of fixed assets	(918)	–	–
Stock-based compensation expense	670	857	673
Changes in assets and liabilities providing/(requiring) cash:
Receivables	(20,741)	(9,021)	(3,974)
Inventories	(13,458)	(6,121)	(2,599)
Other assets	(1,498)	(1,874)	(1,424)
Income taxes payable	(2,050)	3,571	609
Deferred taxes	(551)	1,346	(932)
Accounts payable	25,802	3,612	(479)
Other liabilities	5,106	279	201
Net cash provided by operating activities by continuing operations	19,375	13,498	4,849
Net cash used for operating activities by discontinued operations	(294)	(353)	(822)
Net cash provided by operating activities	19,081	13,145	4,027
Cash flows used for investing activities:
Capital expenditures	(11,634)	(8,080)	(5,039)
Proceeds from disposition of property, plant and equipment	972	13	953
Net cash used for investing activities for continuing operations	(10,662)	(8,067)	(4,086)
Cash flows provided by (used for) financing activities:
Common Stock transactions	1,599	422	214
Increase (decrease) in short-term borrowings under credit facilities, net	(3,201)	7,977	137
Proceeds from long-term debt	20,395	11,930	13,826
Repayments of long-term debt	(7,488)	(10,990)	(12,437)
Redemption of Preferred Stock	(28,531)	–	–
Payment of dividend on Preferred Stock	(246)	–	–
Debt financing costs	(264)	(326)	(267)
Net cash provided by (used for) financing activities for
continuing operations	(17,736)	9,013	1,473
Effect of exchange rates on cash	451	102	(111)
Net increase (decrease) in cash and equivalents	(8,866)	14,193	1,303
Cash and cash equivalents at beginning of period	17,427	3,234	1,931
Cash and cash equivalents at end of period	$8,561	$17,427	$3,234
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,517	$2,365	$3,166
Income taxes	9,000	2,390	3,461

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands, except share data)
Balance at September 30, 2004	$13	25,338,766	43,807	103,452		(1,749)	(74,582)	70,941
Issuance of shares in connection with employee benefit plans	-	83,603	244			-	-	244
Issuance of stock options	-	-	-	673		-	-	673
Exercise of employee stock options	-	122,628	214	9		-	-	223
Translation adjustment	-	-	-	-	$411	411	-	411
Unrealized net gain on foreign currency hedges	-	-	-	-	93	93	-	93
Net income	-	-	-	-	4,505	-	4,505	4,505
Comprehensive income	-	-	-	-	$5,009	-	-	-

Balance at September 30, 2005	13	25,544,997	44,265	104,134		(1,245)	(70,077)	77,090
Issuance of shares in connection with employee benefit plans	-	86,512	253	-		-	-	253
Issuance of stock options	-	-	-	857		-	-	857
Exercise of employee stock options	-	160,659	569	(147)		-	-	422
Translation adjustment	-	-	-	-	$1,013	1,013	-	1,013
Unrealized net gain on foreign currency hedges	-	-	-	-	78	78	-	78
Net income	-	-	-	-	12,004	-	12,004	12,004
Comprehensive income	-	-	-	-	$13,095	-	-	-

Balance at September 30, 2006	13	25,792,168	$45,087	$104,844		$(154)	$(58,073)	$91,717
Issuance of shares in connection with employee benefit plans	-	68,854	456	-		-	-	456
Issuance of stock options	-	-	-	592		-	-	592
Adjustment to initially apply SFAS 158 (net of tax of $0.1 million)	-	-	-	-		(364)	-	(364)
Exercise of employee stock options	-	617,346	1,900	(301)		-	-	1,599
Convertible Exchangeable Preferred Stock redemption (See Note 11)	(11)	-	-	(28,520)		-	-	(28,531)
Convertible Exchangeable Preferred Stock dividend (See Note 11)	-	-	-	(1,557)		-	-	(1,557)
Convertible Exchangeable Preferred Stock conversion (See Note 11)	-	23,622	216	(216)		-	-	-
Issuance of restricted stock to employees	-	207,380	-	78		-	-	78
Translation adjustment	-	-	-	-	$6,625	6,625	-	6,625
Unrealized net loss on foreign currency hedges	-	-	-	-	(691)	(691)	-	(691)
Net income	-	-	-	-	21,118	-	21,118	21,118
Comprehensive income	-	-	-	-	$27,052	-	-	-
Balance at September 30, 2007	$2	26,709,370	$47,659	$74,920		$5,416	$(36,955)	$91,042

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries (“the Company”) manufacture specialty resins and concentrates and provide specialized polymers processing services.  The specialty resins manufactured by the Company are typically produced into a powder form.  Concentrates produced by the Company generally are mixed by customers with polymer filler resins to give plastic films desired characteristics and to reduce customer’s raw material costs.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt-blended into base resins to give plastic films and other finished products desired physical properties.  The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through the Company’s 19 operating facilities located in 10 countries in the Americas, Europe, Asia Pacific, and the Middle East.  The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

The Company was incorporated in 1978 under the laws of the State of Texas.  During fiscal years 2003 and 2002, the Company completed the sale of its oilfield services (“Oilfield Services”) business.  References to the “Company” include ICO, Inc., its subsidiaries and predecessors unless the context indicates otherwise.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of ICO, Inc., its wholly-owned subsidiaries and subsidiaries in which a controlling interest is maintained.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring use of estimates relate to valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable and commitments and contingencies, including legal and environmental claims.

The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction.  Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States with stop loss insurance coverage limiting the Company’s exposure per claim.  Estimates are made for ultimate costs associated with workers’ compensation claims.  Inventory reserves are estimated based upon the Company’s review of its inventory.  This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete.  Determining the amount of the allowance for doubtful accounts involves estimating the collectibility of customer accounts receivable balances.  Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record.  Actual results could differ from the estimates discussed above.  Management believes that its estimates are reasonable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in our service revenues are processing services performed on customer owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of our toll processing services.  Shipping of the product to and from our facilities is determined by and paid for by the customer.  The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

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

Trade Receivables – Trade receivables are recorded at the invoiced amount and typically do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly.  Past due balances are reviewed individually for collectibility.  Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company does not have any off -balance sheet credit exposure related to its customers.

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

Goodwill – The Company does not amortize goodwill.  However, the Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the discounted cash flow method.  The Company’s goodwill is recorded in the Company’s Bayshore Industrial and ICO Asia Pacific segments.  The Company completed its annual impairment testing on September 30, 2007 which resulted in no impairment loss being recognized.

Currency Translation - Amounts in foreign currencies are translated into U.S. Dollars. When local functional currency is translated to U.S. Dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.  Net foreign currency transaction gains (losses) were not significant in fiscal years 2007, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2007 and 2006.

Years Ended
September 30,
	2007	2006
Revenues	$20.4 million	$(3.8) million
Operating income	1.2 million	(0.3) million
Income from continuing operations before income taxes	1.0 million	(0.2) million
Net income	0.9 million	(0.2) million

Stock-based Compensation  –  The Company expenses stock-based payment transactions using the grant-date fair value-based method.  Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years.  The Company expenses the fair value of stock option grants and restricted stock awards over the vesting period, where applicable.  In grants with a graded vesting schedule, the Company recognizes the fair value of the stock-based award over the requisite service period for the entire award and ensures that the amount recognized at any date at least equals the portion of the grant-date value of the stock-based compensation that has vested.

Environmental - Environmental expenditures that relate to current operations are expensed as incurred.  Expenditures that relate to an existing condition caused by past operations and which do not contribute to generating current or future revenue, are also expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action.  Also, see Note 15 – “Commitments and Contingencies.”

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

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  The Company has unremitted earnings from foreign subsidiaries of approximately $16.7 million.

Forward Exchange Agreements - All derivative financial instruments are recognized in the financial statements and measured at fair value.  Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recognized in stockholders’ equity (as a component of comprehensive income (loss)).  The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2007, 2006 and 2005.  Cash flows from the derivative financial instruments which are classified as cash flow hedges have been classified in the same category as the item being hedged in the Consolidated Statement of Cash Flows.

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

Sales Taxes– The Company presents its revenues in the Statement of Operations net of any sales taxes (excluded from revenues).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications – Certain reclassifications have been made to the prior year amounts in order to conform to the current year classifications.

Recently Issued Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for “uncertain tax positions” (as the term is defined in FIN 48).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, and making disclosures in a company’s financial statements regarding uncertainties in income tax positions.  The Company is required to adopt FIN 48 effective October 1, 2007.  The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48.  Based on an evaluation of our uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, of SFAS 159 on our financial statements.

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), and end users such as rotational molders.  No single customer accounted for more than 10% of revenues during fiscal years 2007, 2006 and 2005.  The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company provides allowances for potential credit losses when collection becomes doubtful.  Accordingly, management considers such credit risk to be limited.

Note 3 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, short-term and long-term debt and foreign currency derivative contracts.  The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short term debt approximate fair value due to the highly liquid nature of these short-term instruments.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a non-functional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  The following table includes the total foreign exchange contracts outstanding on September 30, 2007 and September 30, 2006:

	As of
	September 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Notional value	$12,645	$3,565
Fair market value	13,336	3,565
Maturity dates	October 2007	October 2006
	through	through
	December 2007	December 2006

Note 4 – Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2007 and 2006 are as follows:

	ICO Asia Pacific	Bayshore Industrial	Total

Balance at September 30, 2005	$4,338	$4,493	$8,831
Foreign currency impact	(246)	-	(246)
Balance at September 30, 2006	4,092	4,493	8,585
Foreign currency impact	643	-	643
Balance at September 30, 2007	$4,735	$4,493	$9,228

Note 5 – Impairment, Restructuring and Other Costs (Income)

On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  The Company recorded an involuntary conversion loss of $0.3 million for the plant and equipment that was damaged, and incurred one-time expenses associated with the fire of $0.4 million.  The Company submitted initial claims for recovery of $1.7 million through December 5, 2007 to its insurance carrier and has been reimbursed $1.0 million by the insurance carrier (which is held in escrow with the Company’s U.S. mortgage lender).  The Company has recorded a receivable of $1.6 million in its Consolidated Balance Sheet (which includes the $1.0 million held in escrow by the Company’s U.S. mortgage lender).  As a result of the above, the Company recorded a net gain of $0.9 million in the fourth quarter of fiscal year 2007 in impairment, restructuring and other costs (income).

Also in the fourth quarter of 2007, the Company impaired certain equipment for $0.5 million and land for $0.1 million.  The equipment impairment was primarily due to the expected disposition of the equipment at a loss in early fiscal year 2008 in Australia.

During the second quarter of fiscal year 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of real estate by the Company’s Dutch subsidiary.

In the first quarter of fiscal year 2006, the Company incurred costs of $0.1 million as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas plant and lease cancellation costs associated with its European technical center.

During fiscal year 2005, the Company incurred costs as a result of Hurricane Rita ($0.1 million), the relocation of its European technical center ($0.2 million), and the closure of its Swedish manufacturing operation ($0.1 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Inventories

Inventories at September 30 consisted of the following:

	2007	2006
	(Dollars in thousands)
Raw materials	$36,268	$21,722
Finished goods	22,621	19,286
Supplies	1,531	953
Total Inventory	$60,420	$41,961

Note 7 – Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:
	Total
	2007	2006
	(Dollars in thousands)
Machinery and equipment	$97,271	$91,543
Buildings and improvements	28,982	25,342
Land and improvements	5,852	5,492
Construction in progress	6,006	2,145
	138,111	124,522
Accumulated depreciation	(80,715)	(73,638)
Property, plant and equipment, net	$57,396	$50,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Long-term Debt

Long-term debt at September 30, 2007 and 2006 consisted of the following.  Obligations denominated in a foreign currency have been translated using year-end exchange rates.

	September 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly with a variable interest rate through October 2011. Interest rate as of September 30, 2007 was 6.8%.	$13,333	$ –
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,408	6,222
Term loans of two of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiaries’ real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through April 2020.	3,942	4,146
Term loans of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly with a fixed interest rate of 6.0% through May 2021.	3,130	3,274
Term loan of the Company’s U.K. subsidiary, collateralized by property, plant and equipment of the subsidiary. Interest paid monthly with a fixed interest rate (due to an interest rate swap with same terms as the debt) of 7.2% through March 2015. Principal repayments made monthly.	1,988	2,068
Term loan of the Company’s Australian subsidiary, collateralized by equipment of the subsidiary. Principal payment made quarterly through July 2014. Interest payments made monthly with a variable interest rate of 8.6% as of September 30, 2007.	1,771	–
Term loan of the Company’s Malaysian subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid monthly at a fixed interest rate of 6.6% through July 2013.	1,767	–
Term loan of the Company’s Dutch subsidiary, collateralized by property, plant and equipment of the subsidiary. Principal and interest paid quarterly with a fixed interest rate of 5.4% through October 2014.	1,742	1,681
Term loan of the Company’s French subsidiary. Principal and interest paid quarterly with a variable interest rate through September 2010. Interest rate as of September 30, 2007 was 3.8%.	1,600	1,903
Term loan of one of the Company’s U.S. subsidiaries, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.5% through April 2020.	1,349	–
Term loan of the Company’s Malaysian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid monthly at a fixed interest rate of 6.2% through July 2014.	1,216	–
Term loan of the Company’s Australian subsidiary, collateralized by a mortgage over the subsidiary’s assets.	–	1,574
Various others loans and capital leases collateralized by mortgages on certain land and buildings and other assets of the Company. As of September 30, 2007, interest rates range between 3.0% and 10.25% with maturity dates between October 2007 and August 2010. The interest and principal payments are made monthly or quarterly.	2,970	5,387
Total term debt	41,216	26,255
Less current maturities of long-term debt	11,611	4,696
Long-term debt less current maturities	$29,605	$21,559

The Company’s total carrying amount of assets pledged as collateral on its long-term loans and credit arrangements is approximately $148.0 million, comprised mainly of certain property, plant and equipment, accounts receivable and inventory.

As of September 30, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.6 million of term debt.  The Company received a letter of waiver from National Australia Bank Limited in relation to the violation of this debt covenant and during fiscal year 2007, the Company refinanced the debt obligation with a new lender.  Approximately 46% of the Company’s net assets are restricted from being distributed to the parent Company without approval from certain foreign lenders or as a result of other restrictions.

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
(Dollars in thousands)
2008	$11,611
2009	6,474
2010	5,948
2011	4,952
2012	1,688
Thereafter	10,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Credit Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Borrowing Capacity (a)	$28.1	$21.6	$58.6	$37.5	$86.7	$59.1
Outstanding Borrowings	–	0.8	16.1	17.2	16.1	18.0
Net availability	$28.1	$20.8	$42.5	$20.3	$70.6	$41.1

(a) Based on the credit facility limits less outstanding letters of credit.

On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank, National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”) and terminated its existing $25.0 million senior credit facility with Wachovia Bank, National Association (“Wachovia Bank”), including the repayment of a $0.8 million term loan.

The borrowing capacity made available to the Company under the Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The Credit Facility was utilized to replace commitments and outstanding borrowings under the Company’s $25.0 million credit facility with Wachovia Bank.  Proceeds of the Credit Facility are being used for working capital and for general corporate purposes, and have been used to fund repurchases of the Company’s Preferred Stock.  The $45.0 million Credit Facility contains a variable interest rate equal to either (at the Company’s option depending on borrowing levels) zero percent (0%) or one quarter percent (¼%) per annum in excess of the prime rate or one and one quarter percent (1¼%), one and one half percent (1½%) or two percent (2%) per annum in excess of the adjusted Eurodollar rate, and is based upon the Company’s leverage ratio, as defined in the Credit Agreement.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

As of September 30, 2007, the Company had drawn down on the $15.0 million term loan and $13.3 million was outstanding.  There were no outstanding borrowings under the revolving Credit Facility as of September 30, 2007 and there were $0.8 million of outstanding borrowings under the Company’s domestic credit facility with Wachovia Bank as of September 30, 2006.  The amount of available borrowings under the Company’s Credit Facility was $28.1 million as of September 30, 2007.

The Credit Agreement establishing the Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  As of September 30, 2006, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.6 million of term debt and $3.4 million of short-term borrowings under credit facilities.  The Company received a letter of waiver from National Australia Bank Limited in relation to the violation of this debt covenant and during fiscal year 2007, the Company refinanced the debt obligation with a new lender.  The aggregate amount of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, outstanding letters of credit and borrowings, was $42.5 million as of September 30, 2007 and $20.3 million as of September 30, 2006.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2007 and 2006 was 7.6% and 6.0%, respectively.

Note 10 – Earnings (Loss) Per Share (“EPS”)

The Company presents both basic and diluted EPS amounts.  Basic EPS is computed by dividing income applicable to Common Stock by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the years ended September 30, 2007, 2006 and 2005 are presented below:

	Years Ended
	September 30,

	2007	2006	2005
Basic income per share:
Income from continuing operations	$.97	$.44	$.11
Income (loss) from discontinued operations	.05	(.06)	(.02)
Basic net income per common share	$1.02	$.38	$.09

Diluted income per share:
Income from continuing operations	$.71	$.43	$.11
Income (loss) from discontinued operations	.05	(.06)	(.02)
Diluted net income per common share	$.76	$.37	$.09

For fiscal year 2007, there is a substantial difference in the net income applicable to Common Stock used in computing basic and diluted earnings per share.  For basic earnings per share, the Company includes the net gain on redemption of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million while, for diluted earnings per share, the Company does not include the net gain on the repurchase of Preferred Stock (see Note 11 – “Stockholders’ Equity” for more discussion of the Preferred Stock repurchase).  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Years Ended
	September 30,
	2007	2006	2005
	(Dollars in thousands)
Net income	$21,118	$12,004	$4,505
Undeclared Preferred Stock dividends	(226)	(2,176)	(2,176)
Preferred Stock dividends declared	(328)	–	–
Net gain on redemption of Preferred Stock	6,023	–	–
Net income applicable to Common Stock	$26,587	$9,828	$2,329

The net gain on the repurchase of Preferred Stock of $6.0 million is the difference between the liquidation value of the Preferred Stock of $31.53 per Depositary Share compared to the $26.00 per Depositary Share paid by the Company.  The shares of Preferred Stock are evidenced by Depositary Shares, each representing ¼ of a share of Preferred Stock.  The liquidation value includes the unpaid and undeclared Preferred Stock dividends of $7.2 million that were in arrears on the date of the Preferred Stock repurchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In computing diluted earnings per share, the Company follows the if-converted method.  Under this method, the Company separates the Preferred Stock that was redeemed from the outstanding Preferred Stock at September 30, 2007 and treats each separately to determine if conversion would be dilutive.  In doing so, the Preferred Stock redeemed is more dilutive to assume it was converted at the beginning of fiscal year 2007.  Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends are not included in computing net income applicable to Common Stock for fiscal year 2007 for purposes of calculating diluted earnings per share.  This also resulted in the addition of 360,000 incremental common shares in the calculation of earnings per share.

For the year ended September 30, 2007, it was more dilutive to assume the conversion of the outstanding 185,523 Preferred Stock Depositary Shares as of the beginning of the period.  This resulted in the addition of 532,000 incremental Common Shares in the calculation of the diluted weighted average shares outstanding and adding back the Preferred Stock dividends declared to net income applicable to Common Stock for the year ended September 30, 2007.  The following presents the reconciliation from net income to net income applicable to Common Stock used in computing diluted earnings per share:

	Years Ended
	September 30,
	2007	2006	2005
	(Dollars in thousands)
Net income	$21,118	$12,004	$4,505
Undeclared and unpaid Preferred Stock dividends	–	(2,176)	(2,176)
Net income applicable to Common Stock	$21,118	$9,828	$2,329

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from the restricted stock awards using the treasury stock method, assumed conversion of the outstanding Preferred Stock during the year ended September 30, 2007 and assumed conversion of the Preferred Stock redeemed during the year ended September 30, 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Years Ended
	September 30,
Weighted-average shares outstanding:	2007	2006	2005

Basic	26,030,000	25,680,000	25,442,000
Incremental shares from assumed conversion
of outstanding Preferred Stock	532,000	–	–
Incremental shares from assumed conversion of
Preferred Stock redeemed	360,000	–	–
Incremental shares from stock options	958,000	575,000	374,000
Incremental shares from restricted stock awards	11,000	–	–
Diluted	27,891,000	26,255,000	25,816,000

The total amount of anti-dilutive securities for the years ended September 30, 2007, 2006 and 2005 were as follows:

	Years Ended
	September 30,
	2007	2006	2005

Stock options	590,000	1,546,000	1,180,000
Restricted stock	196,000	–	–
Outstanding Preferred Stock	–	3,534,600	3,534,600
Total shares of anti-dilutive securities	786,000	5,080,600	4,714,600

Note – 11 Stockholders’ Equity

During November 1993, the Company completed its initial offering of the $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”).  The shares of Preferred Stock were evidenced by and traded as depositary certificates (“Depositary Shares”), each representing 1/4 of a share of Preferred Stock.  A total of 1,290,000 Depositary Shares were sold at a price of $25 per share.  Each share of Preferred Stock was convertible into 10.96 shares of the Company’s Common Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per share of Common Stock.  The Preferred Stock was recorded by allocating $.01 per Depositary Share to Preferred Stock and the remainder to Additional Paid-In Capital.  Preferred Stock dividends of $1.6875 per Depositary Share were paid quarterly through December 31, 2002.  Quarterly dividends (in an aggregate amount of $0.5 million per quarter prior to the reduction in outstanding shares of the Preferred Stock following the repurchases described herein) were not paid or declared on the Preferred Stock from the quarter ending March 31, 2003 through the quarter ending September 30, 2006 and, therefore, dividends in arrears through September 30, 2006 aggregated $8.2 million, or $6.33 per Depositary Share.  Dividends on Preferred Stock were cumulative and missed dividends accrued to the liquidation preference of the Preferred Stock.

During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the repurchase.  In September 2007, at the instruction of Preferred Stock shareholders, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock.  Therefore, as of September 30, 2007, there were 185,523 Depositary Shares outstanding.  Dividends in arrears of $6.33 per Depositary Share on the outstanding 185,523 Depositary Shares as of September 30, 2007 aggregate $1.2 million.  The $1.2 million of dividends in arrears was declared for payment during the fourth quarter of fiscal year 2007 and was paid in October 2007.  In addition, four quarterly dividends aggregating $0.3 million or $1.6875 per Depositary Share were declared in fiscal year 2007 (of which $0.2 million was paid during fiscal year 2007, with the remaining fourth quarterly dividend aggregating $0.1 million recorded as a payable as of September 30, 2007).

On October 3, 2007, the Company announced its plan to redeem all outstanding Depositary Shares representing the Preferred Stock at the close of market on November 5, 2007.  During the time period between the referenced announcement and the redemption, at the instruction of the shareholders, 177,518 Depositary Shares were converted into 486,321 shares of Common Stock.  The remaining 8,005 Depositary Shares outstanding on November 5, 2007 were redeemed by the Company at $25 per Depositary Share for a total consideration of $0.2 million.  As all of the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption, as of the close of business on November 5, 2007, no shares of Preferred Stock or Depositary Shares remain outstanding.

As noted above, no cash dividends were paid on the Company’s Preferred Stock during each of the fiscal years ended September 30, 2006, and 2005.  During fiscal year 2007, total dividends declared on the Company’s Preferred Stock was $1.6 million.  Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2007 totaled $9.3 million.  Cumulative dividends on the Company’s Preferred Stock paid out of Accumulated Deficit totaled $12.1 million through September 30, 2007.

There were no dividends paid on the Company’s Common Stock during the fiscal years ended September 30, 2007, 2006 and 2005.  Cumulative liquidating dividends on the Company’s Common Stock paid out of Additional Paid-in Capital through September 30, 2007 totaled $5.7 million.  Cumulative dividends on the Company’s Common Stock paid out of Accumulated Deficit totaled $7.8 million through September 30, 2007.

Note 12 – Stock-Based Compensation

Stock Options

Our stock-based compensation plans provide for the issuance of stock options to directors, officers and other key employees at an exercise price equal to or greater than the fair market value of the Company’s Common Stock at the date of grant.  New shares of Common Stock are issued upon exercise of stock options.

Options issued under the Company’s plan providing for the issuance of stock options to non-employee directors (“director option plan”) are non-qualified stock options.  Under the director option plan, each non-employee director of the Company is automatically granted (i) options to purchase 5,000 shares of the Company’s Common Stock on the date when he or she becomes a director, and (ii) options to purchase an additional 5,000 shares on the first business day after the date of each Annual Meeting of Shareholders (“annual director options”).  The director option plan also allows for discretionary option grants to non-employee directors   The annual director options vest six months and one day after the date of grant, and the unexercised portion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

automatically terminates on the earliest of (i) thirty days after the optionee ceases to be a director for any reason other than death; (ii) one year after the date an optionee ceases to be a director by reason of death, or six months after the optionee’s death if that occurs during the thirty day period described in (i); or (iii) on the tenth anniversary of the date of grant.  Discretionary director options permitted under the director option plan may have alternative vesting schedules and termination schedules, and are not limited in terms of the number of options that may be granted to a particular non-employee director in a given time frame.  As of September 30, 2007, options to purchase 235,000 shares with a weighted average price of $3.20 per share had been granted and were outstanding under the terms of the director option plan, of which 215,000 shares, with a weighted average exercise price of $3.28 per share, were vested and exercisable by non-employee directors.

The Company’s plans providing for the issuance of stock options to officers and other key employees (“employee  plans”) provide for the issuance of both incentive and non-qualified stock options.  Employee stock options may vest immediately, or may vest over a specified employment period after the date of grant, and may have a term of up to 10 years after the grant date during which they can be exercised, as set forth in the applicable award agreement.  In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the employee option plans, or for the substitution of new options therefore, all outstanding options that have not yet vested shall become fully vested prior to the effective date of such transaction unless the award agreement expressly provides otherwise.  As of September 30, 2007, options to purchase 1,313,000 shares, with a weighted average exercise price of $3.02 per share, had been granted and were outstanding under the terms of the employee option plans, of which 838,000 shares, with a weighted average exercise price of $2.49 per share, had vested and were exercisable by employees.

The Company uses the Black-Scholes pricing model to calculate the grant date fair value of its options for accounting purposes.  The following table presents the assumptions used in valuing options granted during fiscal years 2007, 2006 and 2005.

	Fiscal Year Ended September 30,
	2007	2006	2005
Weighted average fair value	$3.25	$1.84	$1.66

Assumptions used:
Expected life of stock options	5.0 years	5.2 years	5.4 years
Expected dividend yield over life of stock options	0%	0%	0%
Expected stock price volatility	51%	57%	69%
Risk-free interest rate	4.23%	4.37%	3.67%

The following is a summary of stock option activity for the year ended September 30, 2007:

		Weighted	Weighted
	Option	Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at beginning of year	2,121	$2.71
Granted	68	6.57
Exercised	(617)	2.17
Forfeited/cancelled	(24)	6.23
Outstanding at end of year	1,548	$3.05	6 years	$17.1 million
Options exercisable at year end	1,053	$2.65	5 years	$12.0 million

Total stock option compensation expense included in selling, general and administrative expense in the Company’s Consolidated Statement of Operations was $0.6 million, $0.9 million, and $0.7 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.  All of our stock option compensation expense relates solely to employees and members of the Company’s Board of Directors whose cash compensation is classified as selling, general and administrative expense.  The total income tax benefit (provision) recognized related to stock option activity in the Consolidated Statement of Operations was $0.2 million, $0.2 million, and $(0.1) million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 was $4.4 million, $0.4 million, and $0.1 million, respectively, and the total cash received was $1.3 million, $0.4 million, and $0.2 million, respectively.

As of September 30, 2007, there were 210,000 stock options outstanding that contained performance conditions.  These options vest based on the financial performance of the Company in fiscal years 2006 and 2007.  The fiscal year 2006 performance conditions were met, and 105,000 of the 210,000 performance-based options vested on December 15, 2006.  The performance conditions related to fiscal year 2007 were also achieved, and on December 15, 2007, the remaining 105,000 performance-based options will vest.  The referenced 210,000 performance-based options have a weighted average grant date fair value of $1.34 per share, a weighted average exercise price of $2.40 per share, a weighted average remaining contractual term of 5 years as of September 30, 2007, and an aggregate intrinsic value of $2.5 million as of September 30, 2007.

A summary of the status of the Company’s outstanding option awards that have not yet vested as of September 30, 2007, as well as other changes in the status of outstanding options during the twelve months ended September 30, 2007, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2006	836	$1.87	$3.45
Granted	62	$3.27	$6.63
Vested	(396)	$1.76	$3.21
Forfeited	(7)	$2.55	$5.12
Nonvested at September 30, 2007	495	$2.05	$3.89

As of September 30, 2007, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations relating to the 495,000 nonvested stock options was $0.5 million, which will be recognized over a weighted-average period of approximately 2.5 years.

Restricted StockAwards

In addition to stock options, officers and other key employees may be granted restricted stock awards, which are awards of Common Stock with no exercise price.  Restricted stock awards may be subject to cliff or graded (time-based) vesting or performance-based vesting, with a minimum one-year vesting period; however, to date, only restricted shares with three-year cliff vesting have been awarded.

We determine the grant date fair value of restricted stock awards for accounting purposes based on the closing market price of our Common Stock on the date of grant.  Compensation cost for restricted stock awards with time-based vesting is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

The following table summarizes information about restricted stock awards made to employees during the fiscal year ended September 30, 2007.

Restricted stock	Shares (000’s)	Weighted Average Grant-Date Fair Value Per Share

Issued and outstanding at September 30, 2006	–	–
Issued	211	$10.06
Vested	–	–
Forfeited	(4)	10.28
Issued and outstanding at September 30, 2007	207	$10.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2007, there was $1.7 million of unrecognized compensation cost related to the nonvested restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 3 years.  The compensation cost charged against income for restricted stock was $0.1 million, $0 and $0 for the years ended September 30, 2007, 2006 and 2005, respectively.  The income tax benefit recognized in income related to this compensation expense was $0 for these same periods.

There were 498,000, 266,000 and 793,000 shares available for awards under all of the Company’s stock-based incentive plans at September 30, 2007, 2006 and 2005, respectively.

Note 13 - Income Taxes

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
Domestic	$15,668	$12,269	$742
Foreign	10,806	7,030	4,478
	$26,474	$19,299	$5,220

The expense (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
Current:
Federal	$4,046	$3,941	$511
State	20	31	-
Foreign	2,912	1,942	1,766
	6,978	5,914	2,277
Deferred:
Federal	468	83	(121)
State	86	6	(316)
Foreign	(820)	(167)	(1,622)
	(266)	(78)	(2,059)
Total:
Federal	4,514	4,024	390
State	106	37	(316)
Foreign	2,092	1,775	144
	$6,712	$5,836	$218

A reconciliation of the income tax provision, for continuing operations at the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
Tax expense at statutory rate	$9,266	$6,755	$1,827
Change in the deferred tax assets valuation allowance	(1,574)	(842)	(1,054)
Foreign tax rate differential	(114)	156	(381)
Sub part F income	─	─	341
Adjustment to tax contingency	(350)	(340)	(400)
State taxes, net of federal benefit	99	26	(317)
Chargeback reimbursements	(422)	─	─
Other, net	(193)	81	202
Income tax provision	$6,712	$5,836	$218

Effective income tax rate	25.4%	30.2%	4.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements.  The significant components of the balances are as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)
Deferred tax assets:
Net operating loss carry-forwards	$851	$1,411
Depreciation	1,157	1,210
Compensation accruals	1,670	1,117
Other accruals	297	1,029
Other intangibles	441	718
Goodwill (foreign)	451	449
Tax credit carry forward	34	428
Inventory	386	364
Bad debt allowance	267	353
Insurance accruals	316	194
Other	8	57
	5,878	7,330
Deferred tax liabilities:
Depreciation and land	(5,332)	(5,075)
Other	(341)	(218)
	(5,673)	(5,293)

Valuation allowance on deferred tax assets	(699)	(2,273)

Net deferred tax liability	$(494)	$(236)

The total net deferred tax asset at September 30, 2007 is comprised of $1.8 million of net current deferred tax assets and $2.3 million of net non-current deferred tax liabilities.  The net operating loss carry-forward of the Company’s Brazilian subsidiary is $0.6 million and can be carried forward indefinitely.

During fiscal year 2007, the Company reversed the valuation allowance against the deferred tax asset of its Italian subsidiary in the amount of $1.4 million based on the Company’s analysis of the profitability of the Italian subsidiary.  This was based on the fact that the Italian subsidiary had taxable income in fiscal year 2006 and was projecting taxable income for fiscal years 2007 and 2008 that would utilize all of the remaining net operating loss carryforwards of $1.3 million.  In addition, the Company reversed $0.4 million of the tax contingency reserve during fiscal 2007 due to the expiration of the statute of limitations.

The American Jobs Creation Act of 2004 (the “Act”) provides a tax deduction for qualified production activities. During 2007, the Company recorded a tax benefit of $0.2 million from the application of these provisions to its production activities. The Act also provides tax benefits with respect to the repatriation of foreign earnings. The Act provides for a special one-time tax rate of 5.25%.  Accordingly, during fiscal year 2006, the Company repatriated foreign earnings in the amount of $6.4 million from two of its European subsidiaries. The impact on current tax expense for fiscal year 2006 was $0.3 million.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $16.7 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those earnings that were repatriated under the Act, will be permanently reinvested.

Note 14 - Employee Benefit Plans

The Company maintains several defined contribution plans that cover domestic and foreign employees that meet certain eligibility requirements related to age and period of service with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. All plans have a salary deferral feature that enables employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash.  The Company’s domestic 401(k) plan has historically been voluntarily matched, typically with ICO Common Stock.  Foreign and domestic employees’ interests in Company matching contributions are generally vested immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The insurance contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon. Aegon has a Standard and Poor’s financial strength rating of AA. The premiums paid for the insurance contracts of $0.6 million, $0.6 million and $0.3 million for fiscal years ended September 30, 2007, 2006 and 2005, respectively, are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The defined contribution plan expense for the years ended September 30, 2007, 2006 and 2005 was $1.2 million, $1.0 million, and $1.0 million, respectively.  The defined benefit plan pension expense for the years ended September 30, 2007, 2006 and 2005 was $1.0 million, $0.7 million, and $0.7 million, respectively.

On September 29, 2006, the FASB issued FASB Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability in its financial statements.  As required by SFAS 158, the Company adopted SFAS 158 on September 30, 2007 and used the prospective approach in its adoption of SFAS 158.  The Company recognized the funded status of its defined benefit pension plans as a result of the adoption of SFAS 158  which resulted in a decrease of $0.4 million on an after-tax basis to the Company’s accumulated other comprehensive income.

Note 15 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates.  Rental expense was approximately $2.4 million in 2007, $2.1 million in 2006, and $2.0 million in 2005 associated with these leases.  Future minimum rental payments as of September 30, 2007 are due as follows:

2008	$1.9 million
2009	$1.3 million
2010	$0.9 million
2011	$0.4 million
2012	$0.3 million
Thereafter	$1.2 million

The Company has letters of credit outstanding in the United States of $1.9 million and $2.1 million as of September 30, 2007 and September 30, 2006, respectively, and foreign letters of credit outstanding of $11.8 million and $2.6 million as of September 30, 2007 and September 30, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Active remediation of the French Limited site was concluded in 1996.  If the Company is required to contribute to the costs of additional remediation at that site, it is not expected to have a material adverse effect on the Company.  With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites.  The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows.  With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRPs by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time.  The EPA subsequently withdrew its settlement offers to PRPs, in order to process additional evidence of transactions at the MSC site, and the EPA is expected to issue a new allocation to the PRPs, upon which revised settlement offers are expected.  The Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note 16 - Discontinued Operations

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

Between May 2003 and March 2004, NOV asserted approximately 30 claims for contractual indemnity ranging from $16.4 million to $22.0 million against the Company in connection with the September 2002 sale of substantially all of the Company's Oilfield Services business.  On November 21, 2006, the Company entered into an agreement settling all of the pending indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement.  The $7.5 million settlement consisted of: a cash payment of approximately $1.1 million; release to NOV of the approximately $5.4 million held in escrow; and a $1.0 million note payable in November 2007.  The funds in escrow were set aside on September 6, 2002, and consisted of $5.0 million of the sale proceeds plus interest.  The escrowed funds were deemed to be a doubtful collection and a reserve was recorded against the $5.0 million receivable during fiscal year 2004 through discontinued operations.  As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during its fiscal fourth quarter ended September 30, 2006, and this was the primary reason for the loss from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discontinued operations during fiscal year 2006.  During March 2007, the Company entered into a settlement agreement with its insurance carrier related to the indemnity claims asserted by NOV for $2.3 million.  The insurance recovery was recorded through discontinued operations during the three months ended March 31, 2007 and was the primary reason for the income from discontinued operations for fiscal year 2007.

Loss on disposition of the Oilfield Services business was $0, $1.4 million and $0 for fiscal years 2007, 2006 and 2005, respectively.

Note 17 - Supplemental Cash Flow Information

During fiscal years 2007, 2006 and 2005, the Company issued to employees $0.5 million, $0.3 million and $0.2 million worth of Common Stock, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  At September 30, 2007, 2006 and 2005, the Company had accrued $0.5 million, $0.5 million and $0.3 million, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  See Note 14 – “Employee Benefit Plans.”  As of September 30, 2007, $1.3 million of Preferred Stock dividends were declared and unpaid.  These dividends were accrued in the Company’s Consolidated Balance Sheet as of September 30, 2007 and were paid in October 2007.

Note 18 - Operations Information

The following table provides revenue by point of origin and long-lived assets by location as of and for years ended September 30:

	2007	2006	2005
	(Dollars in thousands)
Revenues:
Australia	$59,030	$25,558	$28,452
Holland	56,329	45,550	45,186
Italy	44,012	32,641	30,249
Other Foreign	108,809	82,743	79,052
Total Foreign	268,180	186,492	182,939
United States	149,737	137,839	113,667
	$417,917	$324,331	$296,606

	2007	2006
	(Dollars in thousands)
Long-Lived Assets
Holland	$7,515	$7,682
Other Foreign	24,059	17,527
Total Foreign	31,574	25,209
United States	26,827	26,205
	$58,401	$51,414

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Long-lived assets include net property, plant and equipment, and other long-term assets (excluding long-term deferred tax assets and goodwill).

Note 19 – Segment Information

The Company's management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO –Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO –Asia Pacific primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.

Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee).  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s European segment includes operations in France, Holland, Italy, and the UK.  The Company’s Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.  The accounting policies of each business segment are consistent with those described in the “Summary of Significant Policies” in Note 1.

Fiscal Year Ended September 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income) (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$170,135	$466	$9,008	$2,674	$(566)	$927
Bayshore Industrial	108,360	151	15,358	1,497	─	1,791
ICO Asia Pacific	84,790	16	5,914	1,099	412	6,310
ICO Polymers North America	41,377	4,035	6,022	1,535	(843)	2,346
ICO Brazil	13,255	─	301	254	─	145
Total from Reportable Segments	417,917	4,668	36,603	7,059	(997)	11,519
Corporate	─	─	(6,117)	192	─	115
Stock-based Compensation Expense	─	─	(670)	─	─	─
Total	$417,917	$4,668	$29,816	$7,251	$(997)	$11,634

Fiscal Year Ended September 30, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$129,372	$339	$6,021	$3,024	$63	$880
Bayshore Industrial	93,005	22	14,843	1,659	–	3,675
ICO Asia Pacific	47,819	–	2,412	983	–	813
ICO Polymers North America	44,834	4,359	5,037	1,349	55	2,235
ICO Brazil	9,301	–	(459)	211	–	151
Total from Reportable Segments	324,331	4,720	27,854	7,226	118	7,754
Corporate	–	–	(5,682)	160	–	326
Stock Option Expense	–	–	(857)	–	–	–
Total	$324,331	$4,720	$21,315	$7,386	$118	$8,080

Fiscal Year Ended September 30, 2005	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$126,986	$499	$4,201	$3,516	$378	$1,330
Bayshore Industrial	73,078	392	8,881	1,650	–	572
ICO Asia Pacific	47,670	–	2,910	908	–	1,020
ICO Polymers North America	40,589	2,284	771	1,264	110	2,046
ICO Brazil	8,283	–	(951)	176	–	41
Total from Reportable Segments	296,606	3,175	15,812	7,514	488	5,009
Corporate	–	–	(6,934)	258	–	30
Stock Option Expense	–	–	(673)	–	–	–
Total	$296,606	$3,175	$8,205	$7,772	$488	$5,039

Total Assets	As of September 30, 2007 (c)	As of September 30, 2006 (c)
	(Dollars in thousands)
ICO Europe	$99,357	$81,330
Bayshore Industrial	50,487	39,421
ICO Asia Pacific	60,817	31,859
ICO Polymers North America	24,478	23,702
ICO Brazil	6,563	4,412
Total from Reportable Segments	241,702	180,724
Other (b)	4,515	17,237
Total	$246,217	$197,961

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.7 million and $4.1 million for ICO Asia Pacific as of September 30, 2007 and 2006, respectively and $4.5 million for Bayshore Industrial as of September 30, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Fiscal Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Reportable segments operating income	$36,603	$27,854	$15,812
Corporate and stock-based compensation expense	(6,787)	(6,539)	(7,607)
Consolidated operating income	29,816	21,315	8,205
Other income (expense):
Interest expense, net	(3,227)	(2,091)	(2,836)
Other	(115)	75	(149)
Income from continuing operations before income taxes	$26,474	$19,299	$5,220

Note 20 – Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2007 and September 30, 2006, respectively.

	Three Months Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(Dollars in thousands, except per share data)
Revenues	$86,261	$94,719	$113,378	$123,559
Gross profit	14,492	17,348	20,542	21,364
Impairment, restructuring and other costs (income)	–	(654)	–	(343)
Operating income	4,297	6,873	8,960	9,686

Income from continuing operations	2,560	5,522	5,632	6,048
Income (loss) from discontinued operations	(36)	1,475	(18)	(65)
Net income	$2,524	$6,997	$5,614	$5,983
Basic income per share
Income from continuing operations	$.32	$.21	$.21	$.23
Loss from discontinued operations	–	.06	–	–
Basic net income per common share	$.32	$.27	$.21	$.22
Diluted income per share
Income from continuing operations	$.09	$.20	$.20	$.22
Loss from discontinued operations	–	.05	–	–
Diluted net income per common share	$.09	$.26	$.20	$.21

Basic weighted average shares outstanding	25,841,000	25,907,000	26,056,000	26,312,000
Diluted weighted average shares outstanding	28,204,000	27,329,000	27,598,000	27,890,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(Dollars in thousands, except per share data)
Revenues	$75,113	$79,543	$82,444	$87,231
Gross profit	15,596	15,355	16,114	16,038
Impairment, restructuring and other costs	118	–	–	–
Operating income	5,013	4,851	5,919	5,532

Income from continuing operations	3,095	2,982	4,111	3,275
Loss from discontinued operations	(33)	–	(19)	(1,407)
Net income	$3,062	$2,982	$4,092	$1,868
Basic income per share
Income from continuing operations	$.10	$.10	$.14	$.11
Loss from discontinued operations	–	–	–	(.05)
Basic net income per common share	$.10	$.10	$.14	$.05
Diluted income per share
Income from continuing operations	$.10	$.09	$.13	$.10
Loss from discontinued operations	–	–	–	(.05)
Diluted net income per common share	$.10	$.09	$.13	$.05

Basic weighted average shares outstanding	25,559,000	25,663,000	25,739,000	25,761,000
Diluted weighted average shares outstanding	25,738,000	26,230,000	26,512,000	26,543,000

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s earnings per share is individually calculated using a different number of weighted average shares outstanding.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION
ICO, Inc. (Parent Company Only)
Condensed Balance Sheets

	September 30,
	2007	2006
ASSETS	(Dollars in thousands)

Cash and cash equivalents	$4,278	$6
Current deferred tax asset	1,057	1,772
Other current assets	172	20
Total current assets	5,507	1,798
Other assets	216	–
Investment in subsidiaries	103,963	96,397
Total assets	$109,686	$98,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	$3,372	$28
Other accrued expenses	1,340	–
Income taxes payable	1,303	3,982
Total current liabilities	6,015	4,010

Long-term debt, net of current portion	10,000	389
Deferred income taxes	2,629	2,079
Total liabilities	18,644	6,478

Stockholders’ equity:
Preferred Stock	2	13
Common Stock	47,659	45,087
Additional paid-in capital	74,920	104,844
Accumulated other comprehensive income (loss)	5,416	(154)
Accumulated deficit	(36,955)	(58,073)
Total stockholders’ equity	91,042	91,717
Total liabilities and stockholders’ equity	$109,686	$98,195

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Operations

	Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Revenues	$-	$-	$-
Cost of goods sold and services	-	-	-
Selling, general and administrative	853	857	673
Operating loss	(853)	(857)	(673)

Equity in subsidiary earnings	28,010	16,168	5,017
Interest expense	(700)	(31)	(34)
Income before income taxes	26,457	15,280	4,310
Provision (benefit) for income taxes	5,339	3,276	(195)
Net income	$21,118	$12,004	$4,505

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Cash Flows

	Years Ended September 30,
	2007	2006	2005
Cash flows provided by (used for) from operating activities:	(Dollars in thousands)
Net income	$21,118	$12,004	$4,505
Stock-based compensation expense	670	857	673
Equity in subsidiary earnings	(28,010)	(16,168)	(5,017)
Changes in assets and liabilities providing/(requiring) cash:
Income taxes payable	(2,809)	2,847	2,489
Deferred taxes	1,264	300	493
Other	(208)	(20)	-
Net cash provided by (used for) operating activities	(7,975)	(180)	3,143

Cash flows provided by (used for) investing activities:
Investment in subsidiary, net of dividends received	26,470	(254)	(3,350)
Net cash provided by (used for) investing activities	26,470	(254)	(3,350)

Cash flows provided by (used for) financing activities:
Common Stock transactions	1,599	422	214
Preferred Stock transactions	(28,777)	-	-
Net debt borrowings/(repayments)	12,955	12	(7)
Net cash provided by (used for) financing activities	(14,223)	434	207
Net increase in cash and equivalents	4,272	-	-
Cash and cash equivalents at beginning of period	6	6	6
Cash and cash equivalents at end of period	$4,278	$6	$6

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

The financial statements of ICO, Inc. (Parent Company Only) summarize the results of operations for the years ended September 30, 2007, 2006 and 2005. The ICO, Inc. (Parent Company Only) financial statements should be read in conjunction with the ICO, Inc. consolidated financial statements.

ICO, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning	Charged (credited) to	Additions/	Balance at
Classifications	of Year	Expenses	(Deductions)	End of Year

Year ended September 30, 2007:
Allowance for doubtful accounts -
trade receivables	$2,509	$184	$21	$2,714

Deferred tax valuation allowance	2,273	(1,574)	–	699

Year ended September 30, 2006:
Allowance for doubtful accounts -
trade receivables	$2,144	$555	$(190)	$2,509

Deferred tax valuation allowance	3,115	(842)	─	2,273

Year ended September 30, 2005:
Allowance for doubtful accounts -
trade receivables	$2,026	$310	$(192)	$2,144

Deferred tax valuation allowance	4,169	(1,054)	─	3,115