Form 10-Q
period 2007-12-31
ICO INC
filed 2008-02-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
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
Yes ____ No  ☒

There were 27,347,998 shares of common stock without par value outstanding as of January 25, 2008

Index

ICO, INC.

Index

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31, 2007	September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,874	$8,561
Trade receivables (less allowance for doubtful accounts
of $2,811 and $2,714, respectively)	79,569	95,142
Inventories	78,489	60,420
Deferred income taxes	1,382	1,778
Prepaid and other current assets	13,265	9,924
Total current assets	176,579	175,825

Property, plant and equipment, net	58,501	57,396
Goodwill	9,298	9,228
Other assets	3,521	3,768
Total assets	$247,899	$246,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$25,848	$16,133
Current portion of long-term debt	12,220	11,611
Accounts payable	55,446	66,906
Accrued salaries and wages	5,626	7,313
Other current liabilities	12,527	16,004
Total current liabilities	111,667	117,967

Long-term debt, net of current portion	29,993	29,605
Deferred income taxes	4,799	4,820
Other long-term liabilities	3,108	2,783
Total liabilities	149,567	155,175

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible preferred stock, without par value – 0 and 345,000 shares authorized, respectively; 0 and 46,381 shares issued and outstanding, respectively, with a liquidation preference of $0 and $5,812,
respectively	─	2
Undesignated preferred stock, without par value – 500,000 and 155,000
shares authorized, respectively; no shares issued and outstanding	─	─
Common stock, without par value – 50,000,000 shares authorized;
27,362,998 and 26,709,370 shares issued and outstanding,
respectively	53,120	47,659
Additional paid-in capital	71,731	74,920
Accumulated other comprehensive income	6,926	5,416
Accumulated deficit	(33,445)	(36,955)
Total stockholders’ equity	98,332	91,042
Total liabilities and stockholders’ equity	$247,899	$246,217

The accompanying notes are an integral part of these financial statements.

Index

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended December 31,
	2007	2006
Revenues:
Sales	$101,188	$77,587
Services	9,677	8,674
Total revenues	110,865	86,261
Cost and expenses:
Cost of sales and services (exclusive of depreciation shown below)	91,773	71,769
Selling, general and administrative	10,603	8,439
Depreciation and amortization	1,795	1,756
Impairment, restructuring and other costs	198	─
Operating income	6,496	4,297
Other income (expense):
Interest expense, net	(1,023)	(664)
Other	(133)	(255)
Income from continuing operations before income taxes	5,340	3,378
Provision for income taxes	1,814	818
Income from continuing operations	3,526	2,560
Loss from discontinued operations, net of benefit for
income taxes of $9 and $19, respectively	(16)	(36)
Net income	$3,510	$2,524
Preferred Stock dividends	(1)	(308)
Net gain on redemption of Preferred Stock	─	6,023
Net income applicable to Common Stock	$3,509	$8,239

Basic income per share:
Income from continuing operations	$.13	$.32
Loss from discontinued operations	─	─
Net income per common share	$.13	$.32
Diluted income per share:
Income from continuing operations	$.13	$.09
Loss from discontinued operations	─	─
Net income per common share	$.13	$.09

Basic weighted average shares outstanding	26,914,000	25,841,000
Diluted weighted average shares outstanding	27,873,000	28,204,000

The accompanying notes are an integral part of these financial statements.

Index

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months
	Ended December 31,
	2007	2006
Net income	$3,510	$2,524
Other comprehensive income
Foreign currency translation adjustment	1,034	2,166
Unrealized gain (loss) on foreign currency hedges	476	(366)

Comprehensive income	$5,020	$4,324

The accompanying notes are an integral part of these financial statements.

Index

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows provided by (used for) operating activities:
Net income	$3,510	$2,524
Loss from discontinued operations	16	36
Depreciation and amortization	1,795	1,756
Changes in assets and liabilities providing/(requiring) cash:
Receivables	16,534	4,738
Inventories	(17,799)	5,393
Other assets	(2,392)	(688)
Income taxes payable	(316)	(3,674)
Deferred taxes	627	786
Accounts payable	(11,292)	(4,202)
Other liabilities	(2,097)	(1,121)
Net cash provided by (used for) operating activities by continuing
operations	(11,414)	5,548
Net cash used for operating activities by discontinued operations	(25)	(1,165)
Net cash provided by (used for) operating activities	(11,439)	4,383

Cash flows used for investing activities:
Capital expenditures	(2,505)	(1,706)
Net cash used for investing activities for continuing operations	(2,505)	(1,706)

Cash flows provided by (used for) financing activities:
Common stock transactions	350	236
Redemption of Preferred Stock	(200)	(28,531)
Preferred Stock dividends	(1,312)	─
Increase (decrease) in short-term borrowings under credit
facilities, net	9,595	(2,638)
Proceeds from long-term debt	2,402	14,490
Repayments of long-term debt	(1,671)	(1,809)
Debt financing costs	─	(160)
Net cash provided by (used for) financing activities	9,164	(18,412)

Effect of exchange rates on cash	93	62
Net decrease in cash and equivalents	(4,687)	(15,673)
Cash and cash equivalents at beginning of period	8,561	17,427
Cash and cash equivalents at end of period	$3,874	$1,754

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.     BASIS OF FINANCIAL STATEMENTS

        The unaudited interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on form 10-K for the year ended September 30, 2007.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

NOTE 2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and No. 160, Noncontrolling interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  We have not yet determined the impact of adopting these standards.

NOTE 3.      STOCKHOLDERS’ EQUITY

During November 1993, the Company completed its initial offering of the $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”).  The shares of Preferred Stock were evidenced by and traded as depositary certificates (“Depositary Shares”), each representing 1/4 of a share of Preferred Stock.  A total of 1,290,000 Depositary Shares were sold at a price of $25 per share.  Each share of Preferred Stock was convertible into 10.96 shares of the Company’s Common Stock (equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per share of Common Stock.

During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the repurchase.  This repurchase resulted in a net gain of $6.0 million in the three months ended December 31, 2006.  In September 2007, at the instruction of Preferred Stock shareholders, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock.  Therefore, as of September 30, 2007, there were 185,523 Depositary Shares outstanding.  Dividends in arrears of $6.33 per Depositary Share on the outstanding 185,523 Depositary Shares as of September 30, 2007 aggregated $1.2 million.  The $1.2 million of dividends in arrears was declared for payment during the fourth quarter of fiscal year 2007 and was paid in October 2007.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        On October 3, 2007, the Company announced its plan to redeem all outstanding Depositary Shares representing the Preferred Stock at the close of market on November 5, 2007.  During the time period between the referenced announcement and the redemption, at the instruction of the shareholders, 177,518 Depositary Shares were converted into 486,321 shares of Common Stock.  As a result, the Company recorded a decrease to Additional Paid-In Capital of $4.4 million and an increase to Common Stock of $4.4 million.  The remaining 8,005 Depositary Shares outstanding on November 5, 2007 were redeemed by the Company at $25 per Depositary Share for a total consideration of $0.2 million, which was recorded as a reduction to Additional Paid-In Capital.  All of the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption.  As of the close of business on November 5, 2007, no shares of Preferred Stock or Depositary Shares remain outstanding.

A summary of the changes in the stockholders’ equity accounts for the three months ended December 31, 2007 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income	Deficit	Total
	(Dollars in thousands)
Balance at September 30, 2007	$2	26,709,370	$47,659	$74,920	$5,416	$(36,955)	$91,042
Issuance of shares in connection with employee benefit plans	–	34,047	479	–	–	–	479
Issuance of stock options	–	–	–	95	–	–	95
Issuance of restricted stock	–	(510)	–	147	–	–	147
Exercise of employee stock options	–	133,770	544	1,206	–	–	1,750
Preferred Stock Conversion to Common Stock	(2)	486,321	4,438	(4,436)	–	–	–
Preferred Stock redemption	–	–	–	(200)	–	–	(200)
Preferred Stock dividends	–	–	–	(1)	–	–	(1)
Translation adjustment	–	–	–	–	1,034	–	1,034
Unrealized net gain on foreign currency hedges	–	–	–	–	476	–	476
Net income	–	–	–	–	–	3,510	3,510
Balance at December 31, 2007	$-	27,362,998	$53,120	$71,731	$6,926	$(33,445)	$98,332

NOTE 4.      EARNINGS PER SHARE (“EPS”)

The Company presents both basic and diluted EPS amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the three months ended December 31, 2007, and 2006 are presented below:

	Three Months Ended December 31,
	2007	2006
Basic income per share:
Income from continuing operations	$.13	$.32
Loss from discontinued operations	–	–
Basic net income per common share	$.13	$.32

Diluted income per share:
Income from continuing operations	$.13	$.09
Loss from discontinued operations	–	–
Diluted net income per common share	$.13	$.09

For the three months ended December 31, 2006, the Company included the net gain on redemption of 84.9% of the Company’s outstanding Preferred Stock of $6.0 million in computing basic earnings per share, but the gain is excluded in the computation of diluted earnings per share. Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents the reconciliation from net income to net income applicable to common stock used in computing basic earnings per share:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Net income	$3,510	$2,524
Preferred stock dividends	(1)	(308)
Net gain on redemption of Preferred Stock	–	6,023
Net income applicable to common stock	$3,509	$8,239

In computing diluted earnings per share, the Company follows the if-converted method, which assumes the conversion of dilutive convertible securities.  For the quarter ended December 31, 2006, the Company separated the Preferred Stock that was redeemed from the outstanding Preferred Stock as of December 31, 2006 and treated each separately to determine if conversion was dilutive.  In doing so, the Preferred Stock redeemed was treated as being converted at the beginning of the quarter ended December 31, 2006.  Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends were not included in computing net income applicable to Common Stock.  The following presents the reconciliation from net income to net income applicable to common stock used in computing diluted earnings per share:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Net income	$3,510	$2,524
Preferred stock dividends	(1)	(82)
Net income applicable to common stock	$3,509	$2,442

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from outstanding restricted stock awards using the treasury stock method and assumed conversion of the Preferred Stock redeemed during the three months ended December 31, 2006.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended December 31,
Weighted-average shares outstanding:	2007	2006

Basic	26,914,000	25,841,000
Incremental shares from assumed conversion
of Preferred Stock redeemed	–	1,428,000
Incremental shares from stock options	897,000	935,000
Incremental shares from restricted stock awards	62,000	–
Diluted	27,873,000	28,204,000

The total amount of anti-dilutive securities for the three months ended December 31, 2007 and 2006 were 663,000 and 1,703,000 shares, respectively.

NOTE 5.      INVENTORIES

Inventories consisted of the following:
	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Raw materials	$46,797	$36,268
Finished goods	30,138	22,621
Supplies	1,554	1,531
Total inventories	$78,489	$60,420

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.      INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three months ended December 31,
	2007	2006
	(Dollars in thousands)
Domestic	$2,419	$2,574
Foreign	2,921	804
Total	$5,340	$3,378

The provision for income taxes consists of the following:

	Three months ended December 31,
	2007	2006
	(Dollars in thousands)
Current	$1,239	$738
Deferred	575	80
Total	$1,814	$818

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three months ending December 31, 2007 and 2006 are as follows:

	Three Months Ended
	December 31,
	2007	2006
	(Dollars in thousands)
Tax expense at statutory rate	$1,869	$1,182
Disqualifying disposition of stock options	(129)	(18)
Chargeback Reimbursement	(75)	–
Foreign tax rate differential	(36)	8
Change in the deferred tax assets valuation allowance	26	(68)
State taxes, net of federal benefit	26	49
Tax rate change	122	–
Adjustment to tax contingency	–	(350)
Non-deductible expenses and other, net	11	15
Income tax provision	$1,814	$818

Effective income tax rate	34%	24%

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $18.4 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for “uncertain tax positions” (as the term is defined in FIN 48).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  On October 1, 2007, the Company adopted the provisions of FIN 48.  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  The Company also adopted the accounting policy to classify any interest and penalties on unrecognized tax positions as income tax in the event any arise in the future.  The Company does not anticipate that any tax contingencies which may arise in the next twelve months will have a material impact on our financial position or results of operations.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2004.  In our other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2004, Australia – 2003, New Zealand - 2002 and the Netherlands – 2002. In addition, in our other foreign jurisdictions, we are no longer subject to tax examinations for periods preceding 2001.

NOTE 7.      COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.9 million as of December 31, 2007 and September 30, 2007, respectively, and foreign letters of credit outstanding of $7.0 million and $11.8 million as of December 31, 2007 and September 30, 2007, respectively.

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

Active remediation of the French Limited site was concluded in 1996.  If the Company is required to contribute to the costs of additional remediation at that site, such additional costs are not expected to have a material adverse effect on the Company.  With regard to the three remaining Superfund sites, the Company believes it remains responsible for only de minimus levels of wastes contributed to those sites, and that there are numerous other PRPs identified at each of these sites that contributed significantly larger volumes of wastes to the sites.  The Company expects that its share of any allocated liability for cleanup of the Sheridan Disposal Services site and the Combe Fill South Landfill site will not be significant, and based on the Company’s current understanding of the remedial status of each of these sites, together with its relative position in comparison to the many other PRPs at those sites, the Company does not expect its future environmental liability with respect to those sites to have a material adverse effect on the Company’s financial condition, results of operation, and/or cash flows.  With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRPs by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time.  The EPA subsequently withdrew its settlement offers to PRPs, in order to process additional evidence of transactions at the MSC site, and the EPA is expected to issue a new allocation to the PRPs,

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

upon which revised settlement offers are expected.  The Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 8.      DEBT

Term debt at December 31, 2007 and September 30, 2007 consisted of the following.

	December 31,	September 30,
	2007	2007
	(Dollars in thousands)
Term loan of ICO, Inc. under the terms of the Key Bank credit agreement collateralized by assets of the Company’s subsidiaries. Principal and interest paid quarterly with a variable interest rate through October 2011. Interest rate as of December 31, 2007 was 6.1%.	$12,500	$13,333
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,434	6,408
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of December 31, 2007, these loans had a weighted average interest rate of 6.0% with maturity dates between November 2008 and May 2021. The interest and principal payments are made monthly.	8,774	8,780
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of December 31, 2007, these loans had a weighted average interest rate of 6.6% with maturity dates between August 2008 and March 2015. The interest and principal payments are made monthly or quarterly.	14,505	12,695
Total term debt	42,213	41,216
Less current maturities of long-term debt	12,220	11,611
Long-term debt less current maturities	$29,993	$29,605

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2007	2007	2007	2007	2007	2007
	(Dollars in millions)
Borrowing Capacity (a)	$27.5	$28.1	$50.6	$58.6	$78.1	$86.7
Outstanding Borrowings	8.9	–	16.9	16.1	25.8	16.1
Net availability	$18.6	$28.1	$33.7	$42.5	$52.3	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

        On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”).  The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The $45.0 million KeyBank Credit Facility contains a variable interest rate and contains certain financial and nonfinancial covenants. The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities, which carry various financial covenants, are collateralized by assets owned by the foreign subsidiaries.

At December 31, 2007, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.0 million of long-term debt and $2.3 million of short term borrowings under its credit facility with its lender in Australia.  Of the $33.7 million of total foreign credit availability as of December 31, 2007, $1.9 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of quarterly profitability compared to interest expense.  Although profitable for the quarter, a decline in profitability during the quarter led to the covenant violation.  The Company obtained a waiver from its lender in Australia on this financial debt covenant violation.

 As of December 31, 2006, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $3.0 million of short-term borrowings under its credit facility.  As of December 31, 2007, the New Zealand subsidiary is no longer in violation of its financial debt covenants.

NOTE 9.      EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees who meet certain eligibility requirements related to age and period of service with the Company. The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works. All plans have a salary deferral feature that enables participating employees to contribute up to a certain percentage of their earnings, subject to governmental regulations. Many of the foreign plans require the Company to match employees’ contributions in cash.  The Company’s domestic 401(k) plan has historically been voluntarily matched, typically with ICO Common Stock.  Foreign and domestic employees’ interests in Company matching contributions are generally vested immediately upon contribution.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The insurance contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon.  Aegon has a Standard and Poor’s financial strength rating of AA. The premiums paid for the insurance contracts are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one-time payment if a covered employee is terminated.

The defined contribution plan expense for the three months ended December 31, 2007 and 2006 was $0.4 million and $0.3 million, respectively.  The defined benefit plan pension expense for the three months ended December 31, 2007 and 2006 was $0.1 million, and $0.2 million, respectively.

NOTE 10.    IMPAIRMENT, RESTRUCTURING AND OTHER COSTS

On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  Through December 31, 2007, the Company submitted initial claims for recovery of $1.7 million to its insurance carrier and recorded a receivable of $1.6 million ($1.7 million less $0.1 million deductible) in the fourth quarter of fiscal year 2007.  The Company’s insurance carrier paid $1.0 million through December 31, 2007, however, $0.9 million of the amount paid by the insurance carrier is currently held in escrow by the Company’s U.S. mortgage lender.  As of December 31, 2007, the Company has a receivable of $1.5 million in its Consolidated Balance Sheet (which includes the $0.9 million held in escrow).  During the three months ended December 31, 2007, the Company incurred $0.2 million of additional costs related to the fire.

NOTE 11.    DISCONTINUED OPERATIONS

During fiscal year 2002, the Company completed the sale of substantially all of its Oilfield Services business to National Oilwell Varco, Inc., formerly Varco International, Inc.  The Oilfield Services results of operations are presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations.  Legal fees and other expenses incurred related to discontinued operations are expensed as incurred to discontinued operations.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk.  As of December 31, 2007, the Company had $75.4 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2007 and 2006, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total value of foreign exchange contracts outstanding as of December 31, 2007 and September 30, 2007:

As of
	December 31,	September 30,
	2007	2007
Notional value	$18.9 million	$12.6 million
Fair market value	$19.1 million	$13.3 million
Maturity Dates	January 2008 through May 2008	October 2007 through December 2007

The Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to make its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2007 and September 30, 2007, the Company had $46.8 million and $36.3 million of raw material inventory and $30.1 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies in which the transactions are denominated will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At December 31, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2007	of receivable
United States	Australia	$8.5 million	U.S. Dollar
New Zealand	Australia	$2.7 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
United States	Italy	$1.1 million	U.S. Dollar

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.    SEGMENT INFORMATION

Our management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee).  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.  The Company’s European segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Three Months Ended December 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$46,313	$157	$2,998	$567	–	$300
Bayshore Industrial	31,777	6	3,928	385	–	261
ICO Asia Pacific	17,945	–	862	349	–	1,033
ICO Polymers North America	10,331	991	446	389	198	839
ICO Brazil	4,499	–	137	66	–	58
Total from Reportable Segments	110,865	1,154	8,371	1,756	198	2,491
Unallocated Corporate expense	–	–	(1,875)	39	–	14
Total	$110,865	$1,154	$6,496	$1,795	$198	$2,505

Three Months Ended December 31, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in thousands)
ICO Europe	$34,267	$16	$675	$664	$–	$178
Bayshore Industrial	23,880	20	3,290	373	–	351
ICO Asia Pacific	15,613	–	718	239	–	932
ICO Polymers North America	9,606	515	1,008	369	–	170
ICO Brazil	2,895	–	77	57	–	65
Total from Reportable Segments	$86,261	$551	$5,768	$1,702	$–	$1,696
Corporate	–	–	(1,471)	54	–	10
Total	$86,261	$551	$4,297	$1,756	$–	$1,706

Total Assets	As of December 31, 2007 (c)	As of September 30, 2007 (c)
	(Dollars in thousands)
ICO Europe	$100,284	$99,357
Bayshore Industrial	42,288	50,487
ICO Asia Pacific	70,096	60,817
ICO Polymers North America	25,291	24,478
ICO Brazil	7,387	6,563
Total from Reportable Segments	245,346	241,702
Other (b)	2,553	4,515
Total	$247,899	$246,217

(a) Impairment, restructuring and other costs are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.8 million and $4.7 million for ICO Asia Pacific as of December 31, 2007 and September 30, 2007, respectively, and $4.5 million for Bayshore Industrial as of December 31, 2007 and September 30, 2007.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Reportable segments operating income	$8,371	$5,768
Unallocated corporate expense	(1,875)	(1,471)
Consolidated operating income	6,496	4,297
Other income (expense):
Interest expense, net	(1,023)	(664)
Other	(133)	(255)
Income from continuing operations before income taxes	$5,340	$3,378

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

The Company’s revenues are primarily derived from product sales and toll processing services in the polymer processing industry.

Product sales result from the sale of finished products to the customer such as polymer powders, proprietary concentrates, masterbatches and specialty compounds. The creation of such products begins with the Company purchasing resin (primarily polyethylene) and other raw materials that are processed by the Company, which may involve size reduction and/or compounding.  Compounding involves melt blending various resins and additives to produce a homogeneous material. Compounding includes the manufacture and sale of concentrates.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  After processing, the Company sells the finished products to customers.  The finished products produced by the Company are most often used to manufacture household items (such as toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paint and metal and fabric coatings.

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

Index

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

Results of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Executive Summary

During the first quarter of fiscal 2008, the Company generated revenues of $110.9 million, an increase of $24.6 million compared to the first quarter of fiscal 2007.  All of the Company’s segments contributed to the increase in revenues.  Total volumes sold increased 8%.  Operating income increased 51%, or $2.2 million to $6.5 million.  This was a result of the increase in revenues and a 40 point basis increase in gross margin (to 17.2%) partially offset by an increase in SG&A.

	Summary Financial Information
	Three Months Ended December 31,
	2007	2006	Change		%
	(Dollars in thousands)
Total revenues	$110,865	$86,261	$24,604		29%
SG&A (1)	10,603	8,439	2,164		26%
Operating income	6,496	4,297	2,199		51%
Income from continuing operations	3,526	2,560	966		38%
Net income	$3,510	$2,524	$986		39%

Volumes (2)	81,900	76,000	5,900		8%
Gross margin (3)	17.2%	16.8%	.4%
SG&A as a percentage of revenue	9.6%	9.8%	(.2%	)
Operating income as a percentage of revenue	5.9%	5.0%	.9%

(1) “SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons sold either by selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $24.6 million or 29% to $110.9 million.  The increase in revenues was a result of the changes in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation  effect”).

Index

The components of the increase in revenue are:

	Increase
	%	$
	(Dollars in thousands)
Volume	10%	$ 8,848
Price/product mix	10%	8,489
Translation effect	9%	7,267
Total change in revenue	29%	$ 24,604

The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices.  Average selling prices were higher in the three months ended December 31, 2007 compared to selling prices in the three months ended December 31, 2006.  This fact, as well as a change in product sales mix primarily at Bayshore, caused an increase in our revenues of $8.5 million compared to the first quarter of fiscal year 2007.  Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

Total volumes sold increased 5,900 metric tons, or 8%, during the first quarter of fiscal year 2008 compared to the first quarter of 2007.  This increase in volumes sold led to an increase in revenues of $8.8 million.  All segments of the Company experienced an increase in volumes sold with the exception of the Company’s ICO Polymers North America region.

 Last, the translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $7.3 million due primarily to a stronger Euro compared to the U.S. Dollar.

 A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2007 compared to the three months ended
December 31, 2006:

	Three Months Ended December 31
	2007	% of Total	2006	% of Total	Change	%
	(Dollars in thousands)
ICO Europe	$46,313	42%	$34,267	40%	$12,046	35%
Bayshore Industrial	31,777	29%	23,880	28%	7,897	33%
ICO Asia Pacific	17,945	16%	15,613	18%	2,332	15%
ICO Polymers North America	10,331	9%	9,606	11%	725	8%
ICO Brazil	4,499	4%	2,895	3%	1,604	55%
Total	$110,865	100%	$86,261	100%	$24,604	29%

Index

December 31, 2007 Revenues by Segment                             December 31, 2006 Revenues by Segment

ICO Europe’s revenues increased $12.0 million or 35% due to higher volumes sold of 12% which increased revenues by $4.6 million.  The higher volumes were caused by an increase in customer demand and improved market and economic conditions.  Additionally, the translation effect of stronger European currencies compared to the U.S. Dollar caused an increase in revenues of $4.5 million.  Higher average selling prices caused by higher resin prices increased revenues by $2.9 million.

Bayshore Industrial’s revenues increased $7.9 million or 33% as a result of a change in product mix which increased revenues $6.3 million as well as an increase in volumes sold which increased revenues by $1.6 million.

 ICO Asia Pacific revenues increased $2.3 million or 15% primarily due to the translation effect of stronger foreign currencies of that region (Australian Dollar, New Zealand Dollar, Malaysian Ringgit) compared to the U.S. Dollar of $2.0 million.

 ICO Polymers North America’s revenues increased $0.7 million or 8% primarily due to an increase in sales revenues as a result of an increase in product sales volumes.

 ICO Brazil’s revenues increased $1.6 million or 55% due to an increase in volume sold which increased revenues by $0.9 million and the effect of the stronger Brazilian currency compared to the U.S. Dollar of $0.8 million.

 Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) increased from 16.8% to 17.2%.  This improvement was primarily due to an increase in our feedstock margins (the difference between product sales revenues and related cost of raw materials sold) partially offset by the impact from the mix of products sold and higher production costs.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $2.2 million or 26%.  The increase in SG&A was due to a higher compensation and benefits cost of $0.6 million, higher external professional fees of $0.5 million and the effect of stronger foreign currencies relative to the U.S. Dollar which had the effect of increasing SG&A by $0.6 million.  As a percentage of revenues, SG&A declined to 9.6% of revenue during the three months ended December 31, 2007 compared to 9.8% for the same quarter last year due to the increase in revenues.

Impairment, restructuring and other costs.  In the first quarter of fiscal year 2008, the Company incurred $0.2 million of costs as a result of the fire in the Company’s New Jersey facility in July 2007.

Operating income.  Consolidated operating income increased $2.2 million or 51% during the three months ended December 31, 2007 to $6.5 million.  The increase was primarily due to the increase in volumes sold offset partially by the higher SG&A costs.

Index

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss)	Three Months Ended December 31,
	2007	2006	Change	%
	(Dollars in thousands)
ICO Europe	$2,998	$675	$2,323	344%
Bayshore Industrial	3,928	3,290	638	19%
ICO Asia Pacific	862	718	144	20%
ICO Polymers North America	446	1,008	(562)	(56%)
ICO Brazil	137	77	60	78%
Total reportable segments	8,371	5,768	2,603	45%
Unallocated general corporate expense	(1,875)	(1,471)	(404)	27%
Consolidated	$6,496	$4,297	$2,199	51%

Operating income as a percentage of revenues	Three Months Ended December 31,
	2007	2006	Change
	(Dollars in thousands)
ICO Europe	6%	2%	4%
Bayshore Industrial	12%	14%	(2%	)
ICO Asia Pacific	5%	5%	–
ICO Polymers North America	4%	10%	(6%	)
ICO Brazil	3%	3%	–
Consolidated	6%	5%	1%

ICO Europe’s operating income increased $2.3 million or 344% due to an increase in volumes sold and an increase in feedstock margins per metric ton.

Bayshore Industrial’s operating income increased $0.6 million or 19% due to a favorable change in product mix as well as an increase in volumes sold.

 ICO Polymers North America’s operating income decreased $0.6 million or 56% primarily due to the effects of the July 2007 fire in the Company’s New Jersey facility, which has temporarily reduced the capacity of the plant.  The Company expects to submit business interruption insurance claims with its insurance company in the next three to six months.

Unallocated general corporate expense increased $0.4 million or 27% due primarily to higher external professional fees.

Interest Expense, Net.  For the three months ended December 31, 2007, net interest expense increased $0.4 million or 54% as a result of an increase in borrowings due primarily to the repurchase of Preferred Stock in the first quarter of fiscal 2007.

Income Taxes (from continuing operations).  The Company’s effective income tax rates were provisions of 34% and 24% during the three months ended December 31, 2007 and 2006, compared to the U.S. statutory rate of 35%.  The Company’s effective income tax rate of 24% during the three months ended December 31, 2006 was primarily due to reduction of the tax contingency reserve by $0.4 million.

Net Income.  For the three months ended December 31, 2007, the Company had net income of $3.5 million compared to net income of $2.5 million for the comparable period in fiscal 2007, due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2007.

Three Months Ended
December 31, 2007
Net revenues	$7.3 million
Operating income	$0.4 million
Pre-tax income	$0.3 million
Net income	$0.2 million

Index

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and No. 160, Noncontrolling interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  We have not yet determined the impact of adopting these standards.

Liquidity and Capital Resources

 The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2007	September 30, 2007
Cash and cash equivalents	$3.9 million	$8.6 million
Working capital	$64.9 million	$57.9 million

Cash and cash equivalents declined $4.7 million and working capital increased $7.0 million during the three months ended December 31, 2007 due to the factors described below.

Cash Flows

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Net cash provided by (used for) operating activities by continuing operations	$(11,414)	$5,548
Net cash used for operating activities by discontinued operations	(25)	(1,165)
Net cash used for investing activities	(2,505)	(1,706)
Net cash provided by (used for) financing activities	9,164	(18,412)
Effect of exchange rate changes	93	62
Net decrease in cash and cash equivalents	$(4,687)	$(15,673)

Cash Flows From Operating Activities

During the three months ended December 31, 2007, the Company used $11.4 million of cash for operating activities by continuing operations as a result of changes in working capital.  In the prior year period ended December 31, 2006, the Company generated cash of $5.5 million from operating activities by continuing operations.  The main reason for the change was due to an increase in inventory in the current year compared with a decrease in inventory in the prior year.   The increase in inventory in the current year was primarily due to the timing of inventory purchases, an anticipated increase in sales activity and higher inventory volumes in our Australia location.  In Australia, we encountered what we believe is a temporary reduction in demand in the water tank market which led to higher inventory volumes.  We expect that our overall inventory volumes will decline over the coming months compared to our levels at December 31, 2007.

Cash used for discontinued operations decreased $1.1 million as a result of the settlement with National Oilwell Varco, Inc. in the prior year period.

Index

Cash Flows Used for Investing Activities

Capital expenditures totaled $2.5 million during the three months ended December 31, 2007 and were related primarily to expanding the Company’s production capacity in its Asia Pacific region as well as expenditures incurred related to the Company’s New Jersey building and equipment as a result of the July 2007 fire.  The Company expects capital expenditures to be approximately $14.0 million for the remainder of the fiscal year.

Cash Flows Used For Financing Activities

During the three months ended December 31, 2007, financing activities provided $9.2 million of cash.  This was primarily due to borrowings under the Company’s U.S. credit facility as a result of the higher inventory levels.  In the prior year period, the Company used $18.4 million for financing activities primarily to finance the repurchase of 85% of the Company’s Preferred Stock.

Financing Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2007	2007	2007	2007	2007	2007
	(Dollars in millions)
Borrowing Capacity (a)	$27.5	$28.1	$50.6	$58.6	$78.1	$86.7
Outstanding Borrowings	8.9	–	16.9	16.1	25.8	16.1
Net availability	$18.6	$28.1	$33.7	$42.5	$52.3	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

       On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”).  The borrowing capacity available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The $45.0 million KeyBank Credit Facility contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based either on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities, which carry various financial covenants, are collateralized by assets owned by the foreign subsidiaries.

At December 31, 2007, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.0 million of long-term debt and $2.3 million of short term borrowings under its credit facility with its lender in Australia.  Of the $33.7 million of total foreign credit availability as of December 31, 2007, $1.9 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of quarterly profitability compared to interest expense.  Although profitable for the quarter, a decline in profitability during the quarter led to the covenant violation.  The Company obtained a waiver from its lender in Australia on this financial debt covenant violation.

As of December 31, 2006, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $3.0 million of short-term borrowings under its credit facility.  As of December 31, 2007, the New Zealand subsidiary is no longer in violation of its financial debt covenants.

Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2007 and September 30, 2007.

Index

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations carrying variable interest rates, foreign currency exchange risk and resin price risk.  As of December 31, 2007, the Company had $75.4 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment. The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective. The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three months ended December 31, 2007 or 2006.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real. The following table includes the total value of foreign exchange contracts outstanding as of December 31, 2007 and September 30, 2007:

As of
	December 31,	September 30,
	2007	2007
Notional value	$18.9 million	$12.6 million
Fair market value	$19.1 million	$13.3 million
Maturity Dates	January 2008 through May 2008	October 2007 through December 2007

The Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to make its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin.  The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2007 and September 30, 2007, the Company had $46.8 million and $36.3 million of raw material inventory and $30.1 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of December 31, 2007, the Company had $43.7 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At December 31, 2007, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.4 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the

Index

functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies in which the transactions are denominated will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At December 31, 2007, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2007	of receivable
United States	Australia	$8.5 million	U.S. Dollar
New Zealand	Australia	$2.7 million	New Zealand Dollar
New Zealand	Malaysia	$1.2 million	New Zealand Dollar
United States	Italy	$1.1 million	U.S. Dollar

ITEM 4.       CONTROLS AND PROCEDURES

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Form 10-K filed December 10, 2007.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

February 8, 2008	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer
(Principal Financial Officer)