Form 10-Q
period 2008-03-31
ICO INC
filed 2008-05-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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
YES ☒      NO  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer    ☐                      Accelerated filer   ☒

        Non-accelerated filer       ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

There were 27,698,423 shares of common stock without par value outstanding as of April 23, 2008

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2008	September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,403	$8,561
Trade receivables (less allowance for doubtful accounts
of $2,824 and $2,714, respectively)	86,982	95,142
Inventories	74,934	60,420
Deferred income taxes	1,674	1,778
Prepaid and other current assets	9,065	9,924
Total current assets	176,058	175,825

Property, plant and equipment, net	62,838	57,396
Goodwill	9,414	9,228
Other assets	3,501	3,768
Total assets	$251,811	$246,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$26,421	$16,133
Current portion of long-term debt	16,137	11,611
Accounts payable	47,057	66,906
Accrued salaries and wages	6,265	7,313
Other current liabilities	14,011	16,004
Total current liabilities	109,891	117,967

Long-term debt, net of current portion	25,931	29,605
Deferred income taxes	4,750	4,820
Other long-term liabilities	3,326	2,783
Total liabilities	143,898	155,175

Commitments and contingencies	-	-
Stockholders’ equity:
Convertible preferred stock, without par value –
0 and 345,000 shares authorized, respectively; 0 and 46,381 shares issued shares issued and outstanding, respectively, with a liquidation
preference of $0 and $5,812, respectively	-	2
Undesignated preferred stock, without par value –
500,000 and 155,000 shares authorized, respectively; no shares issued and outstanding	-	-
issued and outstanding
Common stock, without par value – 50,000,000 shares authorized;
27,624,973 and 26,709,370 shares issued
and outstanding, respectively	54,159	47,659
Additional paid-in capital	71,957	74,920
Accumulated other comprehensive income	10,249	5,416
Accumulated deficit	(28,452)	(36,955)
Total stockholders’ equity	107,913	91,042
Total liabilities and stockholders’ equity	$251,811	$246,217

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Sales	$102,120	$84,893	$203,308	$162,480
Services	10,006	9,826	19,683	18,500
Total revenues	112,126	94,719	222,991	180,980
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	92,838	77,371	184,611	149,140
Selling, general and administrative	10,387	9,274	20,990	17,713
Depreciation and amortization	1,853	1,855	3,648	3,611
Impairment, restructuring and other costs (income)	(1,598)	(654)	(1,400)	(654)
Operating income	8,646	6,873	15,142	11,170
Other income (expense):
Interest expense, net	(1,096)	(838)	(2,119)	(1,502)
Other	(68)	88	(201)	(167)
Income from continuing operations before income taxes	7,482	6,123	12,822	9,501
Provision for income taxes	2,489	601	4,303	1,419
Income from continuing operations	4,993	5,522	8,519	8,082
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $0, $794,
($9) and $775, respectively	-	1,475	(16)	1,439
Net income	$4,993	$6,997	$8,503	$9,521
Preferred Stock dividends	-	(82)	(1)	(390)
Net gain on redemption of Preferred Stock	-	-	-	6,023
Net income applicable to Common Stock	$4,993	$6,915	$8,502	$15,154

Basic income per share:
Income from continuing operations	$.18	$.21	$.31	$.53
Income from discontinued operations	-	.06	-	.06
Net income per common share	$.18	$.27	$.31	$.59

Diluted income per share:
Income from continuing operations	$.18	$.20	$.30	$.29
Income from discontinued operations	-	.05	-	.05
Net income per common share	$.18	$.26	$.30	$.34

Basic weighted average shares outstanding	27,263,000	25,907,000	27,088,000	25,874,000
Diluted weighted average shares outstanding	27,949,000	27,329,000	27,978,000	27,508,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income	$4,993	$6,997	$8,503	$9,521
Other comprehensive income (loss)
Foreign currency translation adjustment	3,390	935	4,424	3,101
Unrealized gain (loss) on foreign currency hedges	(67)	97	409	(269)

Comprehensive income	$8,316	$8,029	$13,336	$12,353

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows provided by (used for) operating activities:
Net income	$8,503	$9,521
(Income) loss from discontinued operations	16	(1,439)
Depreciation and amortization	3,648	3,611
Gain on sale of fixed assets	-	(654)
Gain on involuntary conversion of fixed assets and related recoveries	(1,300)	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	12,428	(961)
Inventories	(11,472)	1,043
Other assets	1,465	720
Income taxes payable	(168)	(2,588)
Deferred taxes	399	(1,387)
Accounts payable	(22,499)	2,547
Other liabilities	(660)	1,737
Net cash provided by (used for) operating activities by continuing operations	(9,640)	12,150
Net cash used for operating activities by discontinued operations	(25)	(1,191)
Net cash provided by (used for) operating activities	(9,665)	10,959

Cash flows used for investing activities:
Capital expenditures	(7,085)	(4,097)
Proceeds from dispositions of property, plant and equipment	30	937
Cash received from involuntary conversion of fixed assets	1,700	-
Net cash used for investing activities for continuing operations	(5,355)	(3,160)

Cash flows provided by (used for) financing activities:
Common stock transactions	2,317	310
Redemption of Preferred Stock	(200)	(28,531)
Payment of dividend on Preferred Stock	(1,312)	(82)
Increase (decrease) in short-term borrowings under credit facilities, net	9,530	(6,087)
Proceeds from long-term debt	3,065	13,731
Repayments of long-term debt	(3,750)	(2,831)
Debt financing costs	-	(244)
Net cash provided by (used for) financing activities for
continuing operations	9,650	(23,734)

Effect of exchange rates on cash	212	100
Net decrease in cash and equivalents	(5,158)	(15,835)
Cash and cash equivalents at beginning of period	8,561	17,427
Cash and cash equivalents at end of period	$3,403	$1,592

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results expected for the year ended September 30, 2008.  These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether or not we will elect the fair value option.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will be required to adopt this standard in the interim period ending December 31, 2009.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We have not yet determined the impact of adopting this new standard.

NOTE 3.      STOCKHOLDERS’ EQUITY

During November 1993, the Company completed its initial offering of the $6.75 Convertible Exchangeable Preferred Stock (“Preferred Stock”).  The shares of Preferred Stock were evidenced by and traded as depositary certificates (“Depositary Shares”), each representing 1/4 of a share of Preferred Stock.  A total of 1,290,000 Depositary Shares were sold at a price of $25 per share.  Each share of Preferred Stock was convertible into 10.96 shares of the Company’s common stock (“Common Stock”) (equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per share of Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the repurchase.  This repurchase resulted in a net gain of $6.0 million in the three months ended December 31, 2006.  In September 2007, at the instruction of the holders of the Preferred Stock, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock.  Therefore, as of September 30, 2007, there were 185,523 Depositary Shares outstanding.  Dividends in arrears of $6.33 per Depositary Share on the outstanding 185,523 Depositary Shares as of September 30, 2007 aggregated $1.2 million.  The $1.2 million of dividends in arrears was declared for payment during the fourth quarter of fiscal year 2007 and was paid in October 2007.  In addition, four quarterly dividends aggregating $0.3 million or $1.6875 per Depositary Share were declared in fiscal year 2007 (of which $0.2 million was paid during fiscal year 2007, with the remaining fourth quarterly dividend aggregating $0.1 million recorded as a payable as of September 30, 2007 and paid in October 2007).

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

A summary of the changes in the stockholders’ equity accounts for the six months ended March 31, 2008 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income	Deficit	Total
	(Dollars in Thousands)
Balance at September 30, 2007	$2	26,709,370	$47,659	$74,920	$5,416	$(36,955)	$91,042
Issuance of shares in connection with employee benefit plans	–	34,047	479	–	–	–	479
Issuance of stock options	–	–	–	155	–	–	155
Issuance/(forfeiture) of restricted stock	–	(9,500)	–	292	–	–	292
Exercise of employee stock options	–	404,735	1,583	1,227	–	–	2,810
Preferred Stock Conversion to Common Stock	(2)	486,321	4,438	(4,436)	–	–	–
Preferred Stock redemption	–	–	–	(200)	–	–	(200)
Preferred Stock dividends	–	–	–	(1)	–	–	(1)
Translation adjustment	–	–	–	–	4,424	–	4,424
Unrealized net gain on foreign currency hedges	–	–	–	–	409	–	409
Net income	–	–	–	–	–	8,503	8,503
Balance at March 31, 2008	$-	27,624,973	$54,159	$71,957	$10,249	$(28,452)	$107,913

NOTE 4.   EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the three and six months ended March 31, 2008, and 2007 are presented below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic income per share:
Income from continuing operations	$.18	$.21	$.31	$.53
Income from discontinued operations	-	.06	-	.06
Basic net income per common share	$.18	$.27	$.31	$.59

Diluted income per share:
Income from continuing operations	$.18	$.20	$.30	$.29
Income from discontinued operations	-	.05	-	.05
Diluted net income per common share	$.18	$.26	$.30	$.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended March 31, 2007, the Company included the net gain on redemption of 84.9% of the Company’s outstanding Preferred Stock of $6.0 million in computing basic earnings per share, but the gain is excluded in the computation of diluted earnings per share.  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net income	$4,993	$6,997	$8,503	$9,521
Preferred stock dividends declared	-	-	(1)	(390)
Net gain on redemption of Preferred Stock	-	-	-	6,023
Net income applicable to Common Stock	$4,993	$6,997	$8,502	$15,154

In computing diluted earnings per share, the Company follows the if-converted method, which assumes the conversion of dilutive convertible securities.  For the six months ended March 31, 2007, the Preferred Stock redeemed was treated as being converted at the beginning of the six months ended March 31, 2007.  Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends were not included in computing net income applicable to Common Stock.  The following presents the reconciliation from net income to net income applicable to Common Stock used in computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net income	$4,993	$6,997	$8,503	$9,521
Preferred stock dividends declared	-	-	-	(164)
Net income applicable to Common Stock	$4,993	$6,997	$8,503	$9,357

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from outstanding restricted stock awards using the treasury stock method and assumed conversion of the Preferred Stock redeemed during the six months ended March 31, 2008 and 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Weighted-average shares outstanding:	2008	2007	2008	2007

Basic	27,263,000	25,907,000	27,088,000	25,874,000
Incremental shares from Preferred Stock	-	532,000	67,000	722,000
Incremental shares from stock based compensation	686,000	890,000	823,000	912,000
Diluted	27,949,000	27,329,000	27,978,000	27,508,000

The total amount of anti-dilutive securities for the three and six months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Total shares of anti-dilutive securities	655,000	1,204,000	555,000	1,714,000

NOTE 5.   INVENTORIES

Inventories consisted of the following:
	March 31, 2008	September 30, 2007
	(Dollars in Thousands)
Raw materials	$41,037	$36,268
Finished goods	32,254	22,621
Supplies	1,643	1,531
Total inventory	$74,934	$60,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.   INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Domestic	$4,052	$2,774	$6,471	$5,348
Foreign	3,430	3,349	6,351	4,153
Total	$7,482	$6,123	$12,822	$9,501

The provision (benefit) for income taxes consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Current	$2,780	$1,963	$4,019	$2,701
Deferred	(291)	(1,362)	284	(1,282)
Total	$2,489	$601	$4,303	$1,419

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Tax expense at statutory rate	$2,619	$2,142	$4,488	$3,324
Disqualifying disposition of stock options	-	-	(129)	(18)
Chargeback Reimbursement	(72)	(19)	(147)	(29)
Foreign tax rate differential	9	63	(27)	71
Change in the deferred tax assets valuation allowance	(1)	(1,576)	25	(1,644)
State taxes, net of federal benefit	15	45	41	94
Tax rate change	(8)	-	114	-
Adjustment to tax contingency	-	-	-	(350)
Non-deductible expenses and other, net	(73)	(54)	(62)	(29)
Income tax provision	$2,489	$601	$4,303	$1,419

Effective income tax rate	33.3%	9.8%	33.6%	14.9%

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $20.7 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for “uncertain tax positions” (as the term is defined in FIN 48).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  On October 1, 2007, the Company adopted the provisions of FIN 48.  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  The Company also adopted the accounting policy to classify any interest and penalties on unrecognized tax positions as income tax in the event any arise in the future.  The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2005.  In our other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2005, Australia – 2003, New Zealand - 2003 and the Netherlands – 2002.  In addition, in our other foreign jurisdictions, we are no longer subject to tax examinations for periods preceding 2001.  In April 2008, the Company received a letter from the Internal Revenue Service notifying the Company that the 2006 federal tax return had been selected for examination.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.9 million and $1.9 million as of March 31, 2008 and September 30, 2007, respectively, and foreign letters of credit outstanding of $3.1 million and $11.8 million as of March 31, 2008 and September 30, 2007, respectively.

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

Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.  The Company is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in four claims relating to the following sites: (i) the French Limited site northeast of Houston, Texas; (ii) the Sheridan Disposal Services site near Hempstead, Texas; (iii) the Combe Fill South Landfill site in Morris County, New Jersey; and (iv) the Malone Service Company (MSC) Superfund site in Texas City, Texas.

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

NOTE 8.   DEBT

         Term debt at March 31, 2008 and September 30, 2007 consisted of the following.

	March 31, 2008	September 30, 2007
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the Company’s domestic Credit Agreement with Key Bank collateralized by assets of the Company’s subsidiaries. Principal and interest paid quarterly through October 2011. Interest rate as of March 31, 2008 was 4.4%.	$11,667	$13,333
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,800	6,408
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of March 31, 2008, these loans had a weighted average interest rate of 6.0% with maturity dates between November 2008 and May 2021. The interest and principal payments are made monthly.	8,562	8,780
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of March 31, 2008, these loans had a weighted average interest rate of 6.9% with maturity dates between August 2008 and March 2015. The interest and principal payments are made monthly or quarterly.	15,039	12,695
Total term debt	42,068	41,216
Less current maturities of long-term debt	16,137	11,611
Long-term debt less current maturities	$25,931	$29,605

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)
Borrowing Capacity (a)	$25.1	$28.1	$58.3	$58.6	$83.4	$86.7
Outstanding Borrowings	4.8	–	21.6	16.1	26.4	16.1
Net availability	$20.3	$28.1	$36.7	$42.5	$57.0	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

        On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”).  The borrowing capacity made available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The $45.0 million KeyBank Credit Facility contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  As of March 31, 2008, $11.7 million remains outstanding of the $15.0 million term loan made available to the Company under the Credit Facility.  In April 2008, the Company entered into an interest rate swap on the $11.7 million term loan that essentially fixed the interest rate at 4.32%, subject to changes in the Company’s leverage ratio.  During May 2008, the Company amended its credit facility to provide for an additional $5.0 million of borrowing capacity and to extend the maturity of the credit facility by one year to October 2012.

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

At March 31, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.7 million of term debt and $6.5 million of short term borrowings under its credit facility with its lender in Australia.  Of the $36.7 million of total foreign credit availability as of March 31, 2008, $0.3 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of quarterly profitability compared to interest expense.  The Company obtained a waiver from its lender in Australia on this financial debt covenant violation; however, the Company has classified all of the Australian term debt as current as of March 31, 2008.

As of March 31, 2007, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $1.3 million of short-term borrowings under its credit facility.  Also, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.5 million of term debt and $3.5 million of short-term borrowings under its credit facility.  The Australian covenant that was not met related to equity as a percentage of total assets.  Because the Company’s Australian subsidiary was in violation of a debt covenant with its lender at that time, National Australia Bank Limited (“NAB”), and the total debt was over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank; however, the Company received a letter of waiver from KeyBank and NAB in relation to these debt covenant violations.

NOTE 9.   EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees who meet certain eligibility requirements related to age and period of service with the Company.  The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works.  All plans have a salary deferral feature that enables participating employees to contribute up to a certain percentage of their earnings, subject to governmental regulations.  Many of the foreign plans require the Company to match employees’ contributions in cash.  Employee contributions to the Company’s domestic 401(k) plan have historically been voluntarily matched by the Company with shares of ICO Common Stock.  Both foreign and domestic employees’ interests in Company matching contributions are generally vested immediately upon contribution.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary (the “Dutch Plan”). Participants are responsible for a portion of the cost associated with the Dutch Plan, which provides retirement benefits at the normal retirement age of 65. This Dutch Plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands.  The Aegon insurance contract guarantees the funding of the Company’s future pension obligations under the Dutch Plan.  Pursuant to the Aegon contract, Aegon is responsible for payment of all future obligations under the provisions of the Dutch Plan, while the Company pays annual insurance premiums to Aegon. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation under the Dutch Plan from the Company to Aegon.  Currently, Aegon’s Standard and Poor’s financial strength rating is AA.  The premiums paid by the Company for the Aegon insurance contracts are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries, which plans provide for a one-time payment to a covered employee upon the employee’s termination of employment.

The amount of defined contribution plan expense for the three and six months ended March 31, 2008 was $0.4 million and $0.8 million compared to $0.3 million and $0.6 million for the three and six months ended March 31, 2007.  The amount of defined benefit plan pension expense for the three and six months ended March 31, 2008 was $0.1 million and $0.2 million compared to $0.2 million and $0.3 million for the three and six months ended March 31, 2007.

NOTE 10.     IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  In the fourth quarter of fiscal year 2007, the Company recorded a receivable for $1.6 million related to its initial claims for recovery from its insurance carrier.  The Company received those funds plus an additional $0.1 million during the second quarter of fiscal 2008.  Additionally, the Company recorded a receivable in the second quarter of fiscal 2008 in its Consolidated Balance Sheet for $1.8 million for further claims of recovery from its insurance carrier related to damaged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

equipment as well as reimbursement for business interruption expenses and lost income as a result of the fire.  The $1.8 million was received in April 2008.  During the three and six months ended March 31, 2008, the Company incurred additional costs related to the fire of $0.3 million and $0.5 million, respectively.  As a result of the above, the Company recorded a net gain of $1.6 million and $1.4 million during the three and six months ended March 31, 2008 in impairment, restructuring and other costs (income).

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

The income from discontinued operations during the three and six months ended March 31, 2007 relates to the $2.3 million settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc.

NOTE 12.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk.  As of March 31, 2008, the Company had $62.8 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.  The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three and six months ended March 31, 2008 and 2007, respectively.  When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.  When hedge accounting is discontinued the asset or liability remains on the consolidated balance sheet at its fair value.  The gain or loss that has not effectively hedged the identified exposure, if any, is recognized currently in earnings.  For the three and six months ended March 31, 2008 and 2007, this amount was not significant.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The following table includes the total value of foreign exchange contracts outstanding as of March 31, 2008 and September 30, 2007:

As of
	March 31,	September 30,
	2008	2007

Notional value	$13.9 million	$12.6 million
Fair market value	$0.8 million	$0.7 million
Maturity Dates	April 2008	October 2007
	through July 2008	through December 2007

The Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of March 31, 2008 and September 30, 2007, the Company had $41.0 million and $36.3 million of raw material inventory and $32.3 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional

-14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At March 31, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2008	of receivable
United States	Australia	$10.0 million	United States Dollar
New Zealand	Australia	$2.6 million	New Zealand Dollar
United States	Malaysia	$1.4 million	United States Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
New Zealand	United Arab Emirates	$1.3 million	New Zealand Dollar
Malaysia	Australia	$1.3 million	Malaysian Ringgit
United States	Italy	$1.1 million	United States Dollar

NOTE 13.     SEGMENT INFORMATION

Our management structure and reportable segments are organized into five business segments referred to as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

Six Months Ended March 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$100,494	$229	$6,518	$1,141	$39	$595
Bayshore Industrial	52,519	144	6,710	785	-	376
ICO Asia Pacific	37,572	346	1,623	722	-	2,088
ICO Polymers North America	22,890	2,087	3,383	794	(1,439)	3,866
ICO Brazil	9,516	-	329	129	-	125
Total from Reportable Segments	222,991	2,806	18,563	3,571	(1,400)	7,050
Unallocated General Corporate Expense	-	-	(3,421)	77	-	35
Total	$222,991	$2,806	$15,142	$3,648	$(1,400)	$7,085

Six Months Ended March 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$76,381	$42	$3,183	$1,347	$(625)	$504
Bayshore Industrial	43,781	90	6,313	746	-	787
ICO Asia Pacific	34,096	-	1,846	546	(29)	2,070
ICO Polymers North America	20,403	2,092	2,760	752	-	606
ICO Brazil	6,319	-	204	119	-	80
Total from Reportable Segments	$180,980	$2,224	$14,306	$3,510	$(654)	$4,047
Unallocated General Corporate Expense	-	-	(3,136)	101	-	50
Total	$180,980	$2,224	$11,170	$3,611	$(654)	$4,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$54,181	72	3,520	574	39	295
Bayshore Industrial	20,742	138	2,782	400	-	115
ICO Asia Pacific	19,627	346	761	373	-	1,055
ICO Polymers North America	12,559	1,096	2,937	405	(1,637)	3,027
ICO Brazil	5,017	-	192	63	-	67
Total from Reportable Segments	112,126	1,652	10,192	1,815	(1,598)	4,559
Unallocated General Corporate Expense	-	-	(1,546)	38	-	21
Total	$112,126	$1,652	$8,646	$1,853	$(1,598)	$4,580

Three Months Ended March 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$42,114	$26	$2,508	$683	$(625)	$326
Bayshore Industrial	19,901	70	3,023	373	-	436
ICO Asia Pacific	18,483	-	1,128	307	(29)	1,138
ICO Polymers North America	10,797	1,577	1,752	383	-	436
ICO Brazil	3,424	-	127	62	-	15
Total from Reportable Segments	$94,719	$1,673	$8,538	$1,808	$(654)	$2,351
Unallocated General Corporate Expense	-	-	(1,665)	47	-	40
Total	$94,719	$1,673	$6,873	$1,855	$(654)	$2,391

Total Assets	As of March 31, 2008 (c)	As of September 30, 2007 (c)
	(Dollars in Thousands)
ICO Europe	$102,066	$99,357
Bayshore Industrial	37,364	50,487
ICO Asia Pacific	72,799	60,817
ICO Polymers North America	29,836	24,478
ICO Brazil	7,838	6,563
Total from Reportable Segments	249,903	241,702
Other (b)	1,908	4,515
Total	$251,811	$246,217

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.9 million and $4.7 million for ICO Asia Pacific as of March 31, 2008 and September 30, 2007, respectively, and $4.5 million for Bayshore Industrial as of March 31, 2008 and September 30, 2007.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Reportable segments operating income	$10,192	$8,538	$18,563	$14,306
Unallocated general corporate expense	(1,546)	(1,665)	(3,421)	(3,136)
Consolidated operating income	8,646	6,873	15,142	11,170
Other income (expense):
Interest expense, net	(1,096)	(838)	(2,119)	(1,502)
Other	(68)	88	(201)	(167)
Income from continuing operations before income taxes	$7,482	$6,123	$12,822	$9,501

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

The Company’s revenues are primarily derived from product sales and toll processing services in the polymer processing industry.

Product sales result from the sale of finished products to the customer such as polymer powders, proprietary concentrates, masterbatches and specialty compounds.  The creation of such products begins with the Company purchasing resin (primarily polyethylene) and other raw materials that are processed by the Company, which may involve size reduction and/or compounding.  Compounding involves melt blending various resins and additives to produce a homogeneous material. Compounding includes the manufacture and sale of concentrates.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  After processing, the Company sells the finished products to customers.  The finished products produced by the Company are most often used to manufacture household items (such as toys, household furniture and trash receptacles), agricultural products (such as fertilizer and water tanks), paint, metal and fabric coatings and consumer plastic products such as plastic bags and food packaging.

Toll processing services involve both size reduction and compounding whereby these services are performed on customer owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee after completion of our toll processing services.  Shipping of the product to and from our facilities is determined by and paid for by the customer.  The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

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

How We Manage Our Operations

The Company’s management structure and reportable segments are organized into five business segments referred to as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

Results of Operations

  Three and six months ended March 31, 2008 compared to the three and six months ended March 31, 2007

Executive Summary

Thus far in fiscal year 2008, we have recorded growth in volumes and revenues, which has led to an increase in operating income.  All of our business regions have experienced an increase in revenues.  For the six months ended March 31, 2008, revenues have increased $42.0 million or 23% and operating income has improved $4.0 million or 36% compared to the six months ended March 31, 2007.  We have also benefited from the translation effect of foreign currencies compared to the U.S. Dollar.  Our European region has produced strong growth in revenues and operating income and is a major factor in the improved results year-to-date.

	Summary Financial Information
	Three Months Ended March 31,						Six Months Ended March 31,
	2008	2007	Change		%		2008	2007	Change		%
	(Dollars in Thousands)
Total revenues	$112,126	$94,719	$17,407		18%		$222,991	$180,980	$42,011		23%
SG&A (1)	10,387	9,274	1,113		12%		20,990	17,713	3,277		19%
Operating income	8,646	6,873	1,773		26%		15,142	11,170	3,972		36%
Income from continuing operations	4,993	5,522	(529)		(10%	)	8,519	8,082	437		5%
Net income	$4,993	$6,997	$(2,004)		(29%	)	$8,503	$9,521	$(1,018)		(11%	)

Volumes (2)	83,600	82,000	1,600		2%		165,500	158,000	7,500		5%
Gross margin (3)	17.2%	18.3%	(1.1%	)			17.2%	17.6%	(.4%	)
SG&A as a percentage of revenues	9.3%	9.8%	(.5%	)			9.4%	9.8%	(.4%	)
Operating income as a percentage of revenues	7.7%	7.3%	.4%				6.8%	6.2%	.6%

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $17.4 million or 18% to $112.1 million during the three months ended March 31, 2008, compared to the same period of fiscal 2007.  During the six month period, revenues increased $42.0 million or 23%.  The increase in revenues was a result of an increase in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

The components of the increase in revenue are:

	Three Months Ended March 31, 2008		Six Months Ended March 31, 2008
	%	$	%	$
	(Dollars in Thousands)
Volume	4%	$4,302	7%	$13,834
Price/product mix	5%	4,640	7%	12,121
Translation effect	9%	8,465	9%	16,056
Total increase	18%	$17,407	23%	$42,011

An increase in volumes sold for the three and six months ended March 31, 2008 led to increases in revenues of $4.3 million and $13.8 million, respectively.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $8.5 million for the three months ended March 31, 2008 and $16.1 million for the six months ended March 31, 2008 due primarily to a stronger Euro and Australian Dollar compared to the U.S. Dollar.

The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices.  Average selling prices were higher in the current year period than the prior year periods for both the three and six months ended March 31, 2008.  This fact, as well as a change in product sales mix during the six months ended March 31, 2008, primarily for Bayshore Industrial, caused an increase in revenues of $4.6 million for the three months ended March 31, 2008 and $12.1 million for the six months ended March 31, 2008.  Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

  A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$54,181	48%	$42,114	44%	$12,067	29%
Bayshore Industrial	20,742	18%	19,901	21%	841	4%
ICO Asia Pacific	19,627	18%	18,483	20%	1,144	6%
ICO Polymers North America	12,559	11%	10,797	11%	1,762	16%
ICO Brazil	5,017	5%	3,424	4%	1,593	47%
Total	$112,126	100%	$94,719	100%	$17,407	18%

Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $12.1 million or 29% primarily as a result of the translation effect of stronger European currencies compared to the U.S. Dollar which caused an increase in revenues of $5.4 million.  Additionally, an increase in average selling prices due in part to higher resin costs resulted in an increase of $4.7 million in revenues.  Finally, an increase in product sales volumes as a result of an increase in customer demand and improved market and economic conditions increased revenues by $2.8 million.  This was partially offset by a decrease in toll processing volumes which decreased revenues by $0.8 million.

ICO Polymers North America’s revenues increased $1.8 million or 16% as a result of an increase in volumes sold due to an increase in customer demand.

ICO Brazil’s revenues increased $1.6 million or 47% due to an increase in product sales volumes (as a result of increased customer demand) which increased revenue by $0.7 million.  Additionally, the translation effect of the stronger Brazilian Real, compared to the U.S. Dollar, caused an increase in revenues of $0.9 million.

Revenues by segment for the six months ended March 31, 2008 compared to the six months ended March 31, 2007:

	Six Months Ended March 31,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$100,494	45%	$76,381	42%	$24,113	32%
Bayshore Industrial	52,519	24%	43,781	24%	8,738	20%
ICO Asia Pacific	37,572	17%	34,096	19%	3,476	10%
ICO Polymers North America	22,890	10%	20,403	11%	2,487	12%
ICO Brazil	9,516	4%	6,319	4%	3,197	51%
Total	$222,991	100%	$180,980	100%	$42,011	23%

Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $24.1 million or 32% primarily as a result of the translation effect of stronger European currencies compared to the U.S. Dollar which caused an increase in revenues of $10.2 million.  Additionally, an increase in average selling prices due in part to higher resin costs resulted in an increase of $6.8 million in revenues.  Finally, an increase in product sales volumes as a result of an increase in customer demand and improved market and economic conditions increased revenues by $7.7 million.  This was partially offset by a decrease in toll processing volumes which decreased revenues by $0.6 million.

Bayshore Industrial’s revenues increased $8.7 million or 20% primarily due to a favorable change in product mix which increased revenues by $6.3 million.  Additionally, growth in volumes sold due to an increase in customer demand increased revenues by $2.4 million.

ICO Asia Pacific increased revenues by $3.5 million or 10% primarily as a result of the translation effect of the Australian Dollar compared to the U.S. Dollar.

ICO Polymers North America’s revenues increased $2.5 million or 12% as a result of an increase in volumes sold due to an increase in customer demand.

ICO Brazil’s revenues increased $3.2 million or 51% due primarily to the translation effect of the stronger Brazilian Real compared to the U.S. Dollar which caused an increase in revenues of $1.6 million and as a result of an increase in volumes sold (due to higher customer demand) of 27% which increased revenues by $1.6 million.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 18.3% to 17.2% for the three months ended March 31, 2008 and declined from 17.6% to 17.2% for the six months ended March 31, 2008.  A major reason for this decline was the fact that 69% and 57% of the revenue increase for the three and six-month comparative periods, respectively, were in our European region, which typically has a lower gross margin than the Company’s overall gross margin.  Higher operating costs per metric ton, including higher logistics costs per metric ton, also had the effect of reducing our gross margins.  These items were partially offset by the improvement in volumes sold and an increase in our feedstock margins (the difference between product sales revenues and related costs of raw materials sold).

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $1.1 million or 12% and $3.3 million or 19% for the three and six months ended March 31, 2008.  The increase in SG&A for the three-month comparative period was due primarily to the translation effect of the stronger foreign currencies which increased SG&A by $0.6 million and higher compensation and benefits cost of $0.6 million partially offset by a decline in severance costs of $0.5 million.  The increase in SG&A of $3.3 million or 19% for the six-month comparative periods was due primarily to the translation effect of the stronger foreign currencies which increased SG&A by $1.3 million, higher compensation and benefits cost of $1.2 million, higher external professional fees of $0.7 million partially offset by lower severance costs of $0.5 million.  As a percentage of revenues, SG&A declined to 9.3% and 9.4% of revenues during the three and six months ended March 31, 2008, respectively, compared to 9.8% for the same periods last year due to the increase in revenues.

Impairment, restructuring and other costs (income).  On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  In the fourth quarter of fiscal year 2007, the Company recorded a receivable for $1.6 million related to its initial claims for recovery from its insurance carrier.  The Company received those funds plus an additional $0.1 million during the second quarter of fiscal 2008.  Additionally, the Company recorded a receivable in the second quarter of fiscal 2008 in its Consolidated Balance Sheet for $1.8 million for further claims of recovery from its insurance carrier related to damaged equipment as well as reimbursement for business interruption expenses and lost income as a result of the fire.  The $1.8 million was received in April 2008.  During the three and six months ending March 31, 2008, the Company incurred additional costs related to the fire of $0.3 million and $0.5 million, respectively.  As a result of the above, the Company recorded a net gain of $1.6 million and $1.4 million during the three and six months ended March 31, 2008 in impairment, restructuring and other costs (income).

During the three and six months ended March 31, 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of a building in the Company’s Dutch subsidiary.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 follows.

Operating income (loss)	Three Months Ended March 31,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$3,520	$2,508	$1,012	40%
Bayshore Industrial	2,782	3,023	(241)	(8%	)
ICO Asia Pacific	761	1,128	(367)	(33%	)
ICO Polymers North America	2,937	1,752	1,185	68%
ICO Brazil	192	127	65	51%
Subtotal	10,192	8,538	1,654	19%
Unallocated General Corporate Expense	(1,546)	(1,665)	119	(7%	)
Consolidated	$8,646	$6,873	$1,773	26%

Operating income (loss) as a percentage of revenues	Three Months Ended March 31,
	2008	2007	Change
ICO Europe	6%	6%	0%
Bayshore Industrial	13%	15%	(2%)
ICO Asia Pacific	4%	6%	(2%)
ICO Polymers North America	23%	16%	7%
ICO Brazil	4%	4%	0%
Consolidated	8%	7%	1%

-21

ICO Europe’s operating income improved $1.0 million or 40% due primarily to an improvement in product sales volumes and feedstock margins.  The effect of the stronger Euro currencies compared to the U.S. Dollar improved operating income by $0.4 million.

Bayshore Industrial’s operating income fell $0.2 million or 8% primarily as a result of an increase in production costs per metric ton.  This was partially offset by the benefit from an increase in volumes sold.

ICO Asia Pacific’s operating income decreased $0.4 million or 33% as a result of an increase in operating costs, including higher expenses for logistics.  Additionally, an increase in the number of employees as a result of the expansion of our facility in Malaysia as well as the opening of our facility in the United Arab Emirates led to higher SG&A costs.  These higher costs were partially offset by the benefit from an increase in feedstock margins.

ICO Polymers North America’s operating income increased $1.2 million or 68% primarily as a result of recording a net gain of $1.6 million during the three months ended March 31, 2008 due to the reimbursement from our insurance company related to the fire at our New Jersey facility.  A considerable portion of the insurance reimbursement was for business interruption expenses and lost income as a result of the fire, which reduced the capacity in our New Jersey plant and led to an increase in operating costs per metric ton.

Operating income (loss) by segment and discussion of significant segment changes for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 follows.

Operating income (loss)	Six Months Ended
	March 31,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$6,518	$3,183	$3,335	105%
Bayshore Industrial	6,710	6,313	397	6%
ICO Asia Pacific	1,623	1,846	(223)	(12%	)
ICO Polymers North America	3,383	2,760	623	23%
ICO Brazil	329	204	125	61%
Subtotal	18,563	14,306	4,257	30%
Unallocated General Corporate Expense	(3,421)	(3,136)	(285)	9%
Consolidated	$15,142	$11,170	$3,972	36%

Operating income (loss) as a	Six Months Ended
percentage of revenues	March 31,
	2008	2007	Change
ICO Europe	6%	4%	2%
Bayshore Industrial	13%	14%	(1%)
ICO Asia Pacific	4%	5%	(1%)
ICO Polymers North America	15%	14%	1%
ICO Brazil	3%	3%	-
Consolidated	7%	6%	1%

ICO Europe’s operating income improved $3.3 million or 105% due primarily to an improvement in product sales volumes and feedstock margins.  Additionally, the effect of the stronger Euro currencies compared to the U.S. Dollar improved operating income by $0.7 million.

ICO Asia Pacific’s operating income decreased $0.2 million or 12% as a result of an increase in operating costs and higher SG&A costs partially offset by the benefit from an increase in volumes sold.  The higher operating costs were primarily caused by an increase in logistics costs.  The higher SG&A costs were due to an increase in employees to support the expansion of our facility in Malaysia as well as the opening of our facility in the United Arab Emirates.

ICO Polymers North America’s operating income increased $0.6 million or 23% primarily as a result of recording a net gain of $1.4 million during the six months ended March 31, 2008 due to the reimbursement from the insurance company related to the fire at our New Jersey facility.  A considerable portion of the insurance reimbursement was for business interruption expenses and lost income as a result of the fire.

Interest Expense, Net.  For the three and six months ended March 31, 2008, net interest expense increased $0.3 million or 31% and $0.6 million or 41%, respectively, as a result of an increase in borrowings to finance an increase in working capital. For the six month comparison, the higher interest expense was also due to financing the repurchase of Preferred Stock in the first quarter of fiscal 2007.

                Income Taxes (from continuing operations).  The Company’s effective income tax rates were provisions of 33% and 34% during the three and six months ended March 31, 2008, compared to the U.S. statutory rate of 35%.

The Company’s effective income tax rates of 10% and 15% during the three and six months ended March 31, 2007 were lower than the U.S. statutory tax rate of 35% primarily due to the reversal of the valuation allowance against the deferred tax assets in the Company’s Italian subsidiary of $1.4 million in the three months ended March 31, 2007.  In addition, the reduction of the tax contingency reserve in the first quarter of 2007 of $0.4 million further reduced the effective tax rate for the six months ended March 31, 2007.

Income (Loss) From Discontinued Operations.  The income from discontinued operations during the three and six months ended March 31, 2007 relates to the settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc. for $2.3 million.

 Net Income.  For the three and six months ended March 31, 2008, the Company had net income of $5.0 million and $8.5 million, respectively, compared to net income of $7.0 million and $9.5 million for the comparable periods in fiscal 2007, due to the factors discussed above.

 Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2008.

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008

Net revenues	$8.5 million	$16.1 million
Operating income	$0.5 million	$1.0 million
Pre-tax income	$0.4 million	$0.8 million
Net income	$0.3 million	$0.6 million

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing whether or not we will elect the fair value option.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will be required to adopt this standard in the interim period ending December 31, 2009.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We have not yet determined the impact of adopting this new standard.

Liquidity and Capital Resources

  The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2008	September 30, 2007
Cash and cash equivalents	$3.4 million	$8.6 million
Working capital	$66.2 million	$57.9 million

  Cash and cash equivalents declined $5.2 million and working capital increased $8.3 million during the six months ended March 31, 2008 due to the factors described below.

Cash Flows

	Six Months Ended
	March 31,
	2008	2007
Net cash provided by (used for) operating activities by continuing operations	$(9,640)	$12,150
Net cash used for operating activities by discontinued operations	(25)	(1,191)
Net cash used for investing activities by continuing operations	(5,355)	(3,160)
Net cash provided by (used for) financing activities by continuing operations	9,650	(23,734)
Effect of exchange rate changes	212	100
Net decrease in cash and equivalents	$(5,158)	$(15,835)

Cash Flows From Operating Activities

During the six months ended March 31, 2008, the Company used $9.6 million of cash for operating activities by continuing operations as a result of changes in working capital.  In the prior year comparative period ended March 31, 2007, the Company generated cash of $12.2 million from operating activities by continuing operations.  The main reason for the change was due to using cash in the current year of $11.5 million for inventory caused by higher inventory levels while in the prior year period the Company generated cash of $1.0 million related to inventory.  The increase in inventory in the current year was primarily due to an increase in sales activity in the current year over the previous year and higher inventory volumes in our Australia location.  In Australia, we encountered a reduction in demand in the water tank market which led to higher inventory volumes.  We expect that our overall inventory volumes will decline over the coming months compared to our levels at March 31, 2008.  Also contributing to the change in cash flow is that in the current year, accounts receivable generated $12.4 million of cash flow while in the prior year comparative period it used $1.0 million of cash.  This change is due to a decline in revenues in the three months ended March 31, 2008 compared to the revenues in the three months ended September 30, 2007 of $11.4 million while in the prior year periods, revenues in the three months ended March 31, 2007 were higher than the three months ended September 30, 2006.  Finally, accounts payable was a use of cash of $22.5 million in the six months ended March 31, 2008 compared with providing cash in the prior year period of $2.5 million.  This change was due to the timing of inventory purchases and the higher inventory levels in Australia.

Cash used for discontinued operations decreased $1.1 million as a result of the settlement with National Oilwell Varco, Inc. in the prior year period.

Cash Flows Used for Investing Activities

Capital expenditures totaled $7.1 million during the six months ended March 31, 2008.  These expenditures were related primarily to the Company’s relocation to Pennsylvania from New Jersey and to the expansion of the Company’s production capacity.  The Company leased a facility in Pennsylvania and is incurring capital expenditures related to the build out of the leased facility.  The Company expects to begin production in the Pennsylvania facility within the next 120 days and anticipates having all production relocated from its New Jersey facility to its Pennsylvania facility within the next 12 months.  Approximately 55% of the $7.1 million of capital expenditures was spent at the Company’s ICO Polymers North America segment.  The Company expects capital expenditures to be approximately $6.5 million for the remainder of the fiscal year.  During the quarter, the Company received $1.7 million from its insurance carrier for reimbursements of costs associated with the fire in the Company’s New Jersey facility.

During the second quarter of fiscal 2007, the Company completed the sale of a building at its Dutch subsidiary for net proceeds of $0.9 million and recorded a pre-tax gain of $0.6 million.

Cash Flows Used For Financing Activities

During the six months ended March 31, 2008, financing activities provided $9.7 million of cash.  This was primarily due to borrowings under the Company’s credit facilities as a result of higher inventory levels.  In the prior year period, the Company used $23.7 million for financing activities primarily to finance the repurchase of 85% of the Company’s Preferred Stock.

Financing Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Thousands)
Borrowing Capacity (a)	$25.1	$28.1	$58.3	$58.6	$83.4	$86.7
Outstanding Borrowings	4.8	-	21.6	16.1	26.4	16.1
Net availability	$20.3	$28.1	$36.7	$42.5	$57.0	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

        On October 27, 2006, the Company entered into a five-year Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), establishing a $45.0 million domestic credit facility (the “Credit Facility”).  The borrowing capacity made available to the Company under the KeyBank Credit Facility consists of a five-year $15.0 million term loan and a five-year $30.0 million revolving credit facility.  The $45.0 million KeyBank Credit Facility contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  As of March 31, 2008, $11.7 million remains outstanding of the $15.0 million term loan made available to the Company under the Credit Facility.  In April 2008, the Company entered into an interest rate swap on the $11.7 million term loan that essentially fixed the interest rate at 4.32%, subject to changes in the Company’s leverage ratio.  During May 2008, the Company amended its credit facility to provide for an additional $5.0 million of borrowing capacity and to extend the maturity of the credit facility by one year to 2012.

 The Company has various foreign credit facilities in eight foreign countries.  The available credit under these facilities varies based either on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount.  The foreign credit facilities, which carry various financial covenants, are collateralized by assets owned by the foreign subsidiaries.

At March 31, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.7 million of term debt and $6.5 million of short term borrowings under its credit facility with its lender in Australia.  Of the $36.7 million of total foreign credit availability as of March 31, 2008, $0.3 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of quarterly profitability compared to interest expense.  The Company obtained a waiver from its lender in Australia on this financial debt covenant violation; however, the Company has classified all of the Australian term debt as current as of March 31, 2008.

As of March 31, 2007, the Company’s New Zealand subsidiary was in violation of a financial debt covenant related to $1.3 million of short-term borrowings under its credit facility.  Also, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $1.5 million of term debt and $3.5 million of short-term borrowings under its credit facility.  The Australian covenant that was not met related to equity as a percentage of total assets.  Because the Company’s Australian subsidiary was in violation of a debt covenant with its lender at that time, National Australia Bank Limited (“NAB”), and the total debt was over $5.0 million, the Company was in violation of its Credit Agreement with KeyBank; however, the Company received a letter of waiver from KeyBank and NAB in relation to these debt covenant violations.

Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2008 and September 30, 2007.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include debt obligations that carry variable interest rates, foreign currency exchange risk and resin price risk.  As of March 31, 2008, the Company had $62.8 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.  The Company does enter into forward currency exchange contracts related to future purchase obligations denominated in a nonfunctional currency.  These forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the three months ended

March 31, 2008 and 2007, respectively.  When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.  When hedge accounting is discontinued the asset or liability remains on the consolidated balance sheet at its fair value.  The gain or loss that has not effectively hedged the identified exposure, if any, is recognized currently in earnings.  For the three and six months ended March 31, 2008 and 2007, this amount was not significant.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The following table includes the total value of foreign exchange contracts outstanding as of March 31, 2008 and September 30, 2007:

As of
	March 31,	September 30,
	2008	2007

Notional value	$13.9 million	$12.6 million
Fair market value	$0.8 million	$0.7 million
Maturity Dates	April 2008	October 2007
	through July 2008	through December 2007

The Company’s revenues and profitability are impacted by the change in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and gross margin.  The impact on gross profit is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of March 31, 2008 and September 30, 2007, the Company had $41.0 million and $36.3 million of raw material inventory and $32.3 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of March 31, 2008, the Company had $43.4 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At March 31, 2008, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.4 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or devaluation of the foreign currencies the transactions are denominated in will result in a gain or loss, respectively, to the Consolidated Statement of Operations.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At March 31, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2008	of receivable
United States	Australia	$10.0 million	United States Dollar
New Zealand	Australia	$2.6 million	New Zealand Dollar
United States	Malaysia	$1.4 million	United States Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
New Zealand	United Arab Emirates	$1.3 million	New Zealand Dollar
Malaysia	Australia	$1.3 million	Malaysian Ringgit
United States	Italy	$1.1 million	United States Dollar

ITEM 4.         CONTROLS AND PROCEDURES

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders (“Meeting”) was held on March 11, 2008: (1) to elect three Class II members of the Board of Directors (“Directors”) to serve until the 2011 Annual Meeting of Shareholders; (2) to approve certain amendments to the Fourth Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. (now known as the “2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc.,” and referred to herein as the “Plan”); and (3) to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.  The number of shares present in person or by proxy at the Meeting was 24,910,915, or approximately 91% of the outstanding shares, and therefore a quorum was in existence at the Meeting.  The Directors were duly elected, the amendments to the Plan were approved and the appointment of Pricewaterhouse Coopers LLP was ratified, as more specifically described below.

The three Class II Directors who were so elected were Daniel R. Gaubert, Kumar Shah and Warren W. Wilder.  The number of affirmative votes, the number of negative votes and the number of votes withheld for the Directors so elected were:

Names	Number of Affirmative Votes	Number of Negative Votes	Number Withheld
Daniel R. Gaubert	23,886,495	0	1,024,420
Kumar Shah	23,883,186	0	1,027,729
Warren W. Wilder	23,886,848	0	1,024,067

Following the Meeting, Gregory T. Barmore, Eric O. English, David E.K. Frischkorn, Jr., A. John Knapp, Jr., Max W. Kloesel and Charles T. McCord, III continued in their terms as directors.

The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the amendments to the Fourth Amended and Restated 1993 Stock Option Plan for Non-Employee Directors of ICO, Inc. were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions	Broker Non-Votes
16,283,954	1,146,178	43,091	7,437,692

The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Pricewaterhouse Coopers LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2008 were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
24,670,188	227,054	13,673

ITEM 6.         EXHIBITS

         The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 8, 2008	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer