Form 10-Q
period 2008-06-30
ICO INC
filed 2008-08-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  ____
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
YES☐   NO ☒
There were 27,723,723 shares of common stock without par value outstanding as of July 27, 2008

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)
	June 30, 2008	September 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,909	$8,561
Trade receivables (less allowance for doubtful accounts
of $2,936 and $2,714, respectively)	89,438	95,142
Inventories	72,302	60,420
Deferred income taxes	2,140	1,778
Prepaid and other current assets	8,868	9,924
Total current assets	176,657	175,825

Property, plant and equipment, net	65,039	57,396
Goodwill	9,258	9,228
Other assets	4,250	3,768
Total assets	$255,204	$246,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$13,468	$16,133
Current portion of long-term debt	17,089	11,611
Accounts payable	54,601	66,906
Accrued salaries and wages	7,010	7,313
Other current liabilities	13,517	16,004
Total current liabilities	105,685	117,967

Long-term debt, net of current portion	27,906	29,605
Deferred income taxes	4,894	4,820
Other long-term liabilities	3,255	2,783
Total liabilities	141,740	155,175

Commitments and contingencies	-	-
Stockholders’ equity:
Convertible preferred stock, without par value –
0 and 345,000 shares authorized, respectively; 0 and 46,381 shares issued shares issued and outstanding, respectively, with a liquidation
preference of $0 and $5,812, respectively	-	2
Undesignated preferred stock, without par value –
500,000 and 155,000 shares authorized, respectively; no shares	-	-
issued and outstanding
Common stock, without par value – 50,000,000 shares authorized;
27,725,323 and 26,709,370 shares issued
and outstanding, respectively	54,302	47,659
Additional paid-in capital	72,158	74,920
Accumulated other comprehensive income	10,823	5,416
Accumulated deficit	(23,819)	(36,955)
Total stockholders’ equity	113,464	91,042
Total liabilities and stockholders’ equity	$255,204	$246,217

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Sales	$105,494	$102,963	$308,802	$265,443
Services	10,224	10,415	29,907	28,915
Total revenues	115,718	113,378	338,709	294,358
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	97,234	92,836	281,845	241,976
Selling, general and administrative	10,441	9,727	31,431	27,440
Depreciation and amortization	1,932	1,855	5,580	5,466
Impairment, restructuring and other costs (income)	(356)	-	(1,756)	(654)
Operating income	6,467	8,960	21,609	20,130
Other income (expense):
Interest expense, net	(1,039)	(799)	(3,158)	(2,301)
Other	165	(129)	(36)	(296)
Income from continuing operations before income taxes	5,593	8,032	18,415	17,533
Provision for income taxes	960	2,400	5,263	3,819
Income from continuing operations	4,633	5,632	13,152	13,714
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $0, ($10),
($9) and $765, respectively	-	(18)	(16)	1,421
Net income	$4,633	$5,614	$13,136	$15,135
Preferred Stock dividends	-	(82)	(1)	(472)
Net gain on redemption of Preferred Stock	-	-	-	6,023
Net income applicable to Common Stock	$4,633	$5,532	$13,135	$20,686

Basic income per share:
Income from continuing operations	$.17	$.21	$.48	$.74
Income from discontinued operations	.00	.00	.00	.06
Net income per common share	$.17	$.21	$.48	$.80

Diluted income per share:
Income from continuing operations	$.17	$.20	$.47	$.49
Income from discontinued operations	.00	.00	.00	.05
Net income per common share	$.17	$.20	$.47	$.54

Basic weighted average shares outstanding	27,433,000	26,056,000	27,202,000	25,934,000
Diluted weighted average shares outstanding	27,975,000	27,598,000	27,975,000	27,892,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income	$4,633	$5,614	$13,136	$15,135
Other comprehensive income (loss)
Foreign currency translation adjustment	170	1,638	4,594	4,739
Unrealized gain (loss) on derivative transactions	404	(12)	813	(281)

Comprehensive income	$5,207	$7,240	$18,543	$19,593

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows provided by (used for) operating activities:
Net income	$13,136	$15,135
(Income) loss from discontinued operations	16	(1,421)
Depreciation and amortization	5,580	5,466
Gain on sale of fixed assets	-	(654)
Gain on involuntary conversion of fixed assets	(500)	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	10,444	(15,965)
Inventories	(8,342)	1,021
Other assets	53	(109)
Income taxes payable	(602)	(2,662)
Deferred taxes	(629)	(806)
Accounts payable	(14,847)	8,507
Other liabilities	(422)	4,010
Net cash provided by operating activities by continuing operations	3,887	12,522
Net cash provided by (used for) operating activities by discontinued operations	(59)	1,068
Net cash provided by operating activities	3,828	13,590

Cash flows used for investing activities:
Capital expenditures	(11,026)	(7,611)
Proceeds from dispositions of property, plant and equipment	56	937
Cash received from involuntary conversion of fixed assets	2,337	-
Net cash used for investing activities for continuing operations	(8,633)	(6,674)

Cash flows used for financing activities:
Common stock transactions	2,583	818
Redemption of Preferred Stock	(200)	(28,531)
Payment of dividend on Preferred Stock	(1,312)	(164)
Decrease in short-term borrowings under credit facilities, net	(3,437)	(2,904)
Proceeds from long-term debt	8,265	14,895
Repayments of long-term debt	(6,001)	(4,410)
Debt financing costs	-	(252)
Net cash used for financing activities for continuing operations	(102)	(20,548)

Effect of exchange rates on cash	255	194
Net decrease in cash and equivalents	(4,652)	(13,438)
Cash and cash equivalents at beginning of period	8,561	17,427
Cash and cash equivalents at end of period	$3,909	$3,989

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results expected for the year ended September 30, 2008.  These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and No. 160, Noncontrolling interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS No. 141 will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will be required to adopt this standard in the interim period ending December 31, 2009.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the impact of adopting this new standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

share under the two-class method  described in SFAS No. 128, "Earnings Per Share."  This FSP will be effective for the Company beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

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

A summary of the changes in the stockholders’ equity accounts for the nine months ended June 30, 2008 is as follows:

					Accumulated
		Common	Common	Additional	Other
	Preferred	Stock	Stock	Paid-In	Comprehensive	Accumulated
	Stock	Shares	Amount	Capital	Income	Deficit	Total
	(Dollars in Thousands)
Balance at September 30, 2007	$2	26,709,370	$47,659	$74,920	$5,416	$(36,955)	$91,042
Issuance of shares in connection with employee benefit plans	–	34,047	479	–	–	–	479
Issuance of stock options	–	–	–	217	–	–	217
Issuance of restricted stock	–	62,260	–	480	–	–	480
Exercise of employee stock options	–	433,325	1,726	1,178	–	–	2,904
Preferred Stock Conversion to Common Stock	(2)	486,321	4,438	(4,436)	–	–	–
Preferred Stock redemption	–	–	–	(200)	–	–	(200)
Preferred Stock dividends	–	–	–	(1)	–	–	(1)
Translation adjustment	–	–	–	–	4,594	–	4,594
Unrealized net gain on foreign currency hedges	–	–	–	–	813	–	813
Net income	–	–	–	–	–	13,136	13,136
Balance at June 30, 2008	$-	27,725,323	$54,302	$72,158	$10,823	$(23,819)	$113,464

NOTE 4.    EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basic and diluted earnings per share for the three and nine months ended June 30, 2008, and 2007 are presented below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic income per share:
Income from continuing operations	$.17	$.21	$.48	$.74
Income from discontinued operations	-	-	-	.06
Basic net income per common share	$.17	$.21	$.48	$.80

Diluted income per share:
Income from continuing operations	$.17	$.20	$.47	$.49
Income from discontinued operations	-	-	-	.05
Diluted net income per common share	$.17	$.20	$.47	$.54

For the nine months ended June 30, 2007, the Company included the net gain on redemption of 84.9% of the Company’s outstanding Preferred Stock of $6.0 million in computing basic earnings per share, but the gain is excluded in the computation of diluted earnings per share.  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net income	$4,633	$5,614	$13,136	$15,135
Preferred stock dividends declared	-	(82)	(1)	(472)
Net gain on redemption of Preferred Stock	-	-	-	6,023
Net income applicable to Common Stock	$4,633	$5,532	$13,135	$20,686

In computing diluted earnings per share, the Company follows the if-converted method, which assumes the conversion of dilutive convertible securities.  For the nine months ended June 30, 2007, the Preferred Stock redeemed was treated as being converted at the beginning of the nine months ended June 30, 2007.  Consequently, the net gain on redemption of Preferred Stock and the undeclared and unpaid Preferred Stock dividends were not included in computing net income applicable to Common Stock.  The following presents the reconciliation from net income to net income applicable to Common Stock used in computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Net income	$4,633	$5,614	$13,136	$15,135
Preferred stock dividends	-	-	-	-
Net income applicable to Common Stock	$4,633	$5,614	$13,136	$15,135

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from outstanding restricted stock awards using the treasury stock method and assumed conversion of the Preferred Stock redeemed during the nine months ended June 30, 2008 and 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Weighted-average shares outstanding:	2008	2007	2008	2007

Basic	27,433,000	26,056,000	27,202,000	25,934,000
Incremental shares from Preferred Stock	-	532,000	44,000	1,013,000
Incremental shares from stock based compensation	542,000	1,010,000	729,000	945,000
Diluted	27,975,000	27,598,000	27,975,000	27,892,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total amount of anti-dilutive securities for the three and nine months ended June 30, 2008 and 2007 were as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total shares of anti-dilutive securities	841,000	777,000	682,000	841,000

NOTE 5.    INVENTORIES

Inventories consisted of the following:
	June 30, 2008	September 30, 2007
	(Dollars in Thousands)
Raw materials	$39,707	$36,268
Finished goods	31,001	22,621
Supplies	1,594	1,531
Total inventory	$72,302	$60,420

NOTE 6.    INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Domestic	$2,239	$3,453	$8,710	$8,801
Foreign	3,354	4,579	9,705	8,732
Total	$5,593	$8,032	$18,415	$17,533

The provision (benefit) for income taxes consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Current	$1,253	$1,893	$5,272	$4,594
Deferred	(293)	507	(9)	(775)
Total	$960	$2,400	$5,263	$3,819

A reconciliation of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Tax expense at statutory rate	$1,959	$2,811	$6,447	$6,136
Disqualifying disposition of stock options	-	-	(129)	(18)
Chargeback Reimbursement	-	(160)	(147)	(189)
Foreign tax rate differential	(277)	(227)	(304)	(159)
Change in the deferred tax assets valuation allowance	(724)	50	(699)	(1,595)
State taxes, net of federal benefit	27	21	68	115
Tax rate change	12	-	127	-
Adjustment to tax contingency	-	-	-	(350)
Non-deductible expenses and other, net	(37)	(95)	(100)	(121)
Income tax provision	$960	$2,400	$5,263	$3,819

Effective income tax rate	17%	30%	29%	22%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ended June 30, 2008, the Company reversed the valuation allowance against the deferred tax asset of its Brazilian subsidiary in the amount of $0.7 million.  This was based on the Company’s analysis of the profitability of the Brazilian subsidiary.  The Brazilian subsidiary has cumulative taxable income from 2004 to 2007 and is projecting taxable income in the future.  In addition to this, net operating losses in Brazil do not expire.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $23.8 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2005.  In our other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2005, Australia – 2003, New Zealand - 2003 and the Netherlands – 2002.  In addition, in our other foreign jurisdictions, we are no longer subject to tax examinations for periods preceding 2001.  In April 2008, the Company received a letter from the Internal Revenue Service notifying the Company that the 2006 federal income tax return had been selected for examination.  The Internal Revenue Service review began in June 2008 and is currently ongoing.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.9 million as of June 30, 2008 and September 30, 2007, and foreign letters of credit outstanding of $1.2 million and $11.8 million as of June 30, 2008 and September 30, 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 8.    DEBT

Term debt at June 30, 2008 and September 30, 2007 consisted of the following.

	June 30, 2008	September 30, 2007
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the Company’s domestic Credit Agreement with Key Bank collateralized by assets of the Company’s subsidiaries. Principal and interest paid quarterly through October 2011. Interest rate as of June 30, 2008 was 4.4%.	$10,833	$13,333
Term loan of ICO, Inc. under the terms of the Company’s domestic Credit agreement with Key Bank collaterized by assets of the Company’s subsidiaries. Principal and interest paid quarterly through September 2012. Interest rate as of June 30, 2008 was 5.7%.	4,722	-
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	6,608	6,408
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of June 30, 2008, these loans had a weighted average interest rate of 6.0% with maturity dates between November 2008 and May 2021. The interest and principal payments are made monthly.	8,304	8,780
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of June 30, 2008, these loans had a weighted average interest rate of 7.2% with maturity dates between August 2008 and March 2015. The interest and principal payments are made monthly or quarterly.	14,528	12,695
Total term debt	44,995	41,216
Less current maturities of long-term debt	17,089	11,611
Long-term debt less current maturities	$27,906	$29,605

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)
Borrowing Capacity (a)	$22.9	$28.1	$58.6	$58.6	$81.5	$86.7
Outstanding Borrowings	0.4	–	13.1	16.1	13.5	16.1
Net availability	$22.5	$28.1	$45.5	$42.5	$68.0	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility, a five year $15.0 million term loan (of which $10.8 million remains outstanding as of June 30, 2008) and through an amendment in May 2008, an additional $5.0 million five year term loan.   The KeyBank Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  In April 2008, the Company entered into an interest rate swap on its $10.8 million term loan that essentially fixed the interest rate at 4.32%, subject to changes in the Company’s leverage ratio.  In July 2008, the Company entered into an interest rate swap on its $4.7 million term loan essentially fixing the interest rate at 5.69%, subject to changes in the Company’s leverage ratio.

The Company has various foreign credit facilities in eight foreign countries.  The available credit under these facilities varies based either on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount.  The foreign credit facilities, which carry various financial covenants, are collateralized by assets owned by the foreign subsidiaries.

At June 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.9 million of term debt and $5.1 million of short term borrowings under its credit facility with its lender in Australia.  Of the $45.5 million of total foreign credit availability as of June 30, 2008, $0.7 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The Company is in the process of obtaining a waiver from its lender in Australia.  The Company has classified all of the Australian term debt as current as of June 30, 2008.  Because the Company’s Australian subsidiary was in violation of a debt covenant as of June 30, 2008, and the total debt outstanding was over $7.5 million, the Company was in violation of its Credit Agreement with KeyBank.  The Company has obtained a waiver from KeyBank for this violation.

As of June 30, 2007, the Company was in violation of financial debt covenants under credit facilities in Australia, New Zealand and Malaysia.  Because of the violations under credit facilities in Australia and Malaysia, the Company was in violation of its Credit Agreement with KeyBank.  The Company obtained waivers from KeyBank and from its New Zealand lender.

The Company is currently in compliance with all of its credit facilities except for its lender in Australia as discussed above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

 The amount of defined contribution plan expense for the three and nine months ended June 30, 2008 was $0.4 million and $1.2 million compared to $0.2 million and $0.8 million for the three and nine months ended June 30, 2007.  The amount of defined benefit plan pension expense for the three and nine months ended June 30, 2008 was $0.1 million and $0.3 million compared to $0.2 million and $0.5 million for the three and nine months ended June 30, 2007.

NOTE 10.     IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  In the fourth quarter of fiscal year 2007, the Company recorded a receivable for $1.6 million related to its initial claims for recovery from its insurance carrier.  The Company received those funds plus an additional $0.1 million during the second quarter of fiscal 2008.  Additionally, the Company recorded a receivable in the second quarter of fiscal 2008 for $1.8 million for further claims of recovery from its insurance carrier related to damaged equipment as well as reimbursement for business interruption expenses and lost income as a result of the 2007 fire.  The $1.8 million was received in April 2008.  During the three months ended June 30, 2008, the Company recorded an additional insurance receivable of $0.5 million.  During the three and nine months ended June 30, 2008, the Company incurred additional costs related to the fire of $0.1 million and $0.6 million, respectively.  As a result of the above, the Company recorded a net gain of $0.4 million and $1.8 million during the three and nine months ended June 30, 2008, respectively, in impairment, restructuring and other costs (income).

For the nine months ended June 30, 2008, the Company has received in aggregate $3.5 million from its insurance carrier for reimbursements of costs associated with the July 2007 fire in its New Jersey facility, $2.3 million of which is classified in the statement of cash flows as investing activities.  The remaining $1.2 million received is reflected in the statement of cash flows as operating activities.

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

The income from discontinued operations during the nine months ended June 30, 2007 relates to the $2.3 million settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc.

NOTE 12.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including debt obligations that carry variable interest rates, foreign currency exchange risk, and resin price risk that could impact our financial condition, results of operations and/or cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. Our intention is to use these derivative financial instruments as risk management tools and not for trading purposes or speculation.

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2008 and September 30, 2007, the Company had $39.7 million and $36.3 million of raw material inventory and $31.0 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of June 30, 2008, the Company had $66.0 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three and nine months ended June 30, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding as of June 30, 2008 and September 30, 2007:

As of
	June 30,	September 30,
	2008	2007

Notional value	$11.4 million	$12.6 million
Fair market value	$0.5 million	$0.7 million
Maturity Dates	July 2008	October 2007
	through November 2008	through December 2007

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  These intercompany debts are accounted for in the local functional currency of the foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2008	of receivable
United States	Australia	$12.7 million	United States Dollar
Holland	United Kingdom	$2.5 million	Great Britain Pound
New Zealand	Australia	$2.4 million	New Zealand Dollar
United States	Malaysia	$1.4 million	United States Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
New Zealand	United Arab Emirates	$1.1 million	New Zealand Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company may enter into foreign currency exchange contracts.

Interest Rate Swaps. The Company also enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During the quarter ended June 30, 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loan in the U.S. with KeyBank/Wells Fargo of $11.7 million.  This swap locks in the Company’s interest rate on $11.7 million at 2.82% plus the credit spread on the debt.   The Company’s risk management objective with respect to this interest rate swap is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $11.7 million of the Company’s variable-rate debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2008, the Company calculated the estimated fair value of the $11.7 million notional swap identified above to be an asset of $0.1 million.  The estimated fair value of the swap was calculated by obtaining a quotation from Wells Fargo at June 30, 2008.  The fair value is an estimate of the net amount that the Company would receive on June 30, 2008 if the agreement was transferred to another party or cancelled by the Company.

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

Nine Months Ended June 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$158,720	$241	$10,419	$1,745	$46	$831
Bayshore Industrial	71,563	251	8,755	1,190	-	1,059
ICO Asia Pacific	58,989	346	1,612	1,130	-	2,394
ICO Polymers North America	34,971	3,448	5,194	1,205	(1,802)	6,431
ICO Brazil	14,466	-	553	195	-	256
Total from Reportable Segments	338,709	4,286	26,533	5,465	(1,756)	10,971
Unallocated General Corporate Expense	-	-	(4,924)	115	-	55
Total	$338,709	$4,286	$21,609	$5,580	$(1,756)	$11,026

Nine Months Ended June 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$124,178	$403	$6,559	$2,054	$(625)	$912
Bayshore Industrial	69,465	99	9,642	1,117	-	1,219
ICO Asia Pacific	59,624	16	4,161	819	(29)	4,037
ICO Polymers North America	31,486	3,153	4,313	1,139	-	1,218
ICO Brazil	9,605	-	267	185	-	124
Total from Reportable Segments	294,358	3,671	24,942	5,314	(654)	7,510
Unallocated General Corporate Expense	-	-	(4,812)	152	-	101
Total	$294,358	$3,671	$20,130	$5,466	$(654)	$7,611

Three Months Ended June 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$58,226	$12	$3,901	$603	$7	$235
Bayshore Industrial	19,044	107	2,045	405	-	683
ICO Asia Pacific	21,417	-	(11)	408	-	305
ICO Polymers North America	12,081	1,361	1,811	411	(363)	2,565
ICO Brazil	4,950	-	224	66	-	132
Total from Reportable Segments	115,718	1,480	7,970	1,893	(356)	3,920
Unallocated General Corporate Expense	-	-	(1,503)	39	-	21
Total	$115,718	$1,480	$6,467	$1,932	$(356)	$3,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$47,797	$361	$3,376	$707	-	$408
Bayshore Industrial	25,684	9	3,329	371	-	432
ICO Asia Pacific	25,528	16	2,315	273	-	1,967
ICO Polymers North America	11,083	1,061	1,553	387	-	612
ICO Brazil	3,286	-	63	66	-	44
Total from Reportable Segments	113,378	1,447	10,636	1,804	-	3,463
Unallocated General Corporate Expense	-	-	(1,676)	51	-	51
Total	$113,378	$1,447	$8,960	$1,855	-	$3,514

Total Assets	As of June 30, 2008 (c)	As of September 30, 2007 (c)
	(Dollars in Thousands)
ICO Europe	$112,620	$99,357
Bayshore Industrial	37,071	50,487
ICO Asia Pacific	65,981	60,817
ICO Polymers North America	28,889	24,478
ICO Brazil	8,504	6,563
Total from Reportable Segments	253,065	241,702
Other (b)	2,139	4,515
Total	$255,204	$246,217

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.8 million and $4.7 million for ICO Asia Pacific as of June 30, 2008 and September 30, 2007, respectively, and $4.5 million for Bayshore Industrial as of June 30, 2008 and September 30, 2007.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Reportable segments operating income	$7,970	$10,636	$26,533	$24,942
Unallocated general corporate expense	(1,503)	(1,676)	(4,924)	(4,812)
Consolidated operating income	6,467	8,960	21,609	20,130
Other income (expense):
Interest expense, net	(1,039)	(799)	(3,158)	(2,301)
Other	165	(129)	(36)	(296)
Income from continuing operations before income taxes	$5,593	$8,032	$18,415	$17,533

NOTE 14.    SUBSEQUENT EVENTS

On July 26, 2008, the Company’s facility in the state of New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company has been in the process of relocating its production to Pennsylvania, and at the time of this second fire, only one-third of the production lines in New Jersey were operating.  The Company expects to make claims for recovery under its insurance policy which is subject to a deductible of $0.3 million.  Additionally, the Company will make claims under an insurance policy for business interruption to compensate for additional expenses and loss of profit following the fire.  The amount of the claims cannot be estimated at this time.

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

The ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific segments primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Masterbatches are concentrates that incorporate all of the additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages.  Additionally, these segments provide specialty size reduction services on a tolling basis.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.  The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Results of Operations

Three and nine months ended June 30, 2008 compared to the three and nine months ended June 30, 2007

Executive Summary

For the nine months ended June 30, 2008, our revenues grew $44.4 million or 15%.  The growth in revenues along with the benefit from the translation effect of foreign currencies compared to the U.S. Dollar led to a 7% increase in operating income or $1.5 million.  Our European region has performed very well this year producing strong growth in revenues and operating income.  For the third quarter of this fiscal year, we saw our business slow down primarily at our Bayshore Industrial segment and our Australian locations compared to the same quarter of the prior year, when it was strong for both locations.  During the quarter, we also reversed a valuation allowance that was placed on the deferred tax assets of our subsidiary in Brazil in the amount of $0.7 million.  This was due to the continued improvement in earnings for our Brazilian subsidiary.

	Summary Financial Information
	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in Thousands)
Total revenues	$115,718	$113,378	$2,340	2%	$338,709	$294,358	$44,351	15%
SG&A (1)	10,441	9,727	714	7%	31,431	27,440	3,991	15%
Operating income	6,467	8,960	(2,493)	(28%)	21,609	20,130	1,479	7%
Income from continuing operations	4,633	5,632	(999)	(18%)	13,152	13,714	(562)	(4%)
Net income	$4,633	$5,614	(981)	(17)%	$13,136	$15,135	$(1,999)	(13%)

Volumes (2)	80,100	88,150	(8,050)	(9%)	245,600	246,150	(550)	0%
Gross margin (3)	16.0%	18.1%	(2.1%)		16.8%	17.8%	(1.0%)
SG&A as a percentage of revenues	9.0%	8.6%	.4%		9.3%	9.3%	-
Operating income as a percentage of revenues	5.6%	7.9%	(2.3%)		6.4%	6.8%	(.4%)

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues increased $2.3 million or 2% to $115.7 million during the three months ended June 30, 2008, compared to the same period of fiscal 2007.  During the nine month period, revenues increased $44.4 million or 15%.  Revenues are impacted by volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).

The components of the increase in revenue are:

	Three Months Ended June 30, 2008			Nine Months Ended June 30, 2008
	%		$	%	$
	(Dollars in Thousands)
Volume	(7%	)	$(8,322)	2%	$5,709
Price/product mix	1%		1,800	4%	13,569
Translation effect	8%		8,862	9%	25,073
Total increase	2%		$2,340	15%	$44,351

The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $8.9 million for the three months ended June 30, 2008 and $25.1 million for the nine months ended June 30, 2008 due primarily to a stronger Euro and Australian Dollar compared to the U.S. Dollar. A decrease in volumes sold for the three months ended June 30, 2008 led to a decrease in revenues of $8.3 million. The volume reduction was primarily a result of reduced customer demand at the Company’s Bayshore Industrial and Australian locations.  Although total volumes declined slightly in the nine month comparative periods caused by a decline in toll service volumes, product sales volumes increased 2%.  The increase in product sales volumes, which has a higher average selling price than toll services due to the raw material component, caused the overall impact from changes in volumes to increase revenue by $5.7 million.

The Company’s revenues are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices.  Average selling prices were higher in the current year period than the prior year periods for both the three and nine months ended June 30, 2008.  This fact, as well as a change in product sales mix during the nine months ended June 30, 2008, primarily for Bayshore Industrial, caused an increase in revenues of $13.6 million for the nine months ended June 30, 2008.  During the three months ended June 30, 2008 compared to the three months ended June 30, 2007, the impact from higher average selling prices was partially reduced by a less favorable product mix at our Bayshore Industrial segment.  Although the Company participates in numerous markets, the graph below illustrates the trend in our resin prices.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

	Three Months Ended June 30,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$58,226	50%	$47,797	42%	$10,429	22%
Bayshore Industrial	19,044	16%	25,684	23%	(6,640)	(26%	)
ICO Asia Pacific	21,417	19%	25,528	22%	(4,111)	(16%	)
ICO Polymers North America	12,081	10%	11,083	10%	998	9%
ICO Brazil	4,950	5%	3,286	3%	1,664	51%
Total	$115,718	100%	$113,378	100%	$2,340	2%

Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $10.4 million or 22% as a result of the translation effect of stronger European currencies compared to the U.S. Dollar which caused an increase in revenues of $5.9 million, and an increase in average selling prices due in part to higher resin costs resulted in an increase of $4.7 million in revenues. This was partially offset by a decrease in volumes, primarily toll service volumes which decreased revenues by $0.2 million.

Bayshore Industrial’s revenues decreased $6.6 million or 26% due to a reduction in customer demand and less favorable product sales mix.

ICO Asia Pacific’s revenues decreased $4.1 million or 16% due primarily to a reduction in volumes sold of 20%, which reduced revenues by $4.8 million.  During the prior year period, sales into the water tank market significantly increased in the third and fourth quarters of fiscal year 2007.  However, the water tank market slowed in fiscal year 2008.  Lower average selling prices and changes in product mix also reduced revenues by $1.5 million.  The translation effect of the stronger foreign currencies compared to the U.S. Dollar increased revenues by $2.2 million.

ICO Polymers North America’s revenues increased $1.0 million or 9% primarily due to higher average selling prices and changes in product sales mix.

ICO Brazil’s revenues increased $1.7 million or 51% due to an increase in product sales volumes (as a result of increased customer demand) which increased revenue by $0.9 million.  Additionally, the translation effect of the stronger Brazilian Real, compared to the U.S. Dollar, caused an increase in revenues of $0.8 million.

Revenues by segment for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007:

	Nine Months Ended June 30,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$158,720	47%	$124,178	42%	$34,542	28%
Bayshore Industrial	71,563	21%	69,465	24%	2,098	3%
ICO Asia Pacific	58,989	18%	59,624	20%	(635)	(1%	)
ICO Polymers North America	34,971	10%	31,486	11%	3,485	11%
ICO Brazil	14,466	4%	9,605	3%	4,861	51%
Total	$338,709	100%	$294,358	100%	$44,351	15%

Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues increased $34.5 million or 28% as a result of the translation effect of stronger European currencies compared to the U.S. Dollar which caused an increase in revenues of $16.5 million.  Additionally, an increase in average selling prices due in part to higher resin costs resulted in an increase of $11.1 million in revenues.  Finally, an increase in product sales volumes as a result of an increase in customer demand and improved market and economic conditions increased revenues by $7.9 million.  This was partially offset by a decrease in toll processing volumes which decreased revenues by $1.0 million.

Bayshore Industrial’s revenues increased $2.1 million or 3% primarily due to a favorable change in product mix which increased revenues by $2.8 million.  A decline in volumes sold due to a decrease in customer demand decreased revenues by $0.7 million.

ICO Asia Pacific’s revenues decreased by $0.6 million or 1% as a result of a decline in volumes sold due to reduced customer demand which reduced revenues by $4.6 million.  Lower average selling prices due to challenging market conditions and changes in product mix reduced revenues by $2.1 million.  Partially offsetting these declines was the translation effect of the stronger Australian and New Zealand Dollar and Malaysian Ringgit which increased revenues by $6.1 million.

ICO Polymers North America’s revenues increased $3.5 million or 11% as a result of an increase in volumes sold due to an increase in customer demand as well as higher average selling prices and a more favorable product sales mix.

ICO Brazil’s revenues increased $4.9 million or 51% due to the translation effect of the stronger Brazilian Real compared to the U.S. Dollar which caused an increase in revenues of $2.5 million and as a result of an increase in volumes sold (due to higher customer demand) of 26% which increased revenues by $2.4 million.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 18.1% to 16.0% for the three months ended June 30, 2008 and declined from 17.8% to 16.8% for the nine months ended June 30, 2008.  For the three month comparative periods, gross margins declined as a result of several items.  First, our product sales mix changed.  Revenues increased at our European segment which generally has a lower gross margin than the rest of the Company.  Revenues at our Bayshore Industrial segment, which has a higher gross margin than the rest of the Company, declined.  Also, the increase in resin prices in the current year compared to the prior periods had the effect of increasing our average selling prices and revenue base without a corresponding increase in gross profit by the same percentage, which results in a lower gross margin.  Additionally, higher operating costs per metric ton, including logistics costs and electricity, also contributed to the effect of reducing our gross margins.  Last, a reduction in gross margin in our Asia Pacific segment as a result of a reduction in volumes sold, higher logistics costs and pricing pressures factored into the overall decline in gross margin.

For the nine month comparative period, gross margin declined due to the change in product sales mix discussed above, the effect of higher average selling prices, higher operating costs and the lower margins in Asia Pacific.  However, these items were partially offset by an increase in our feedstock margins (the difference between product sales revenues and related costs of raw materials sold.)

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $0.7 million or 7% and $4.0 million or 15% for the three and nine months ended June 30, 2008.  The increase in SG&A for the three-month comparative period was due primarily to the translation effect of the stronger foreign currencies which increased SG&A by $0.6 million.  The increase in SG&A of $4.0 million or 15% for the nine-month comparative periods was due primarily to the translation effect of the stronger foreign currencies which increased SG&A by $1.9 million, higher compensation and benefits cost of $1.3 million and higher external professional fees of $0.7 million.  As a percentage of revenues, SG&A was 9.0% and 9.3% of revenues during the three and nine months ended June 30, 2008, respectively, compared to 8.6% and 9.3% for the same periods last year.

Impairment, restructuring and other costs (income).  On July 2, 2007, the Company’s facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  In the fourth quarter of fiscal year 2007, the Company recorded a receivable for $1.6 million related to its initial claims for recovery from its insurance carrier.  The Company received those funds plus an additional $0.1 million during the second quarter of fiscal 2008.  Additionally, the Company recorded a receivable in the second quarter of fiscal 2008 for $1.8 million for further claims of recovery from its insurance carrier related to damaged equipment as well as reimbursement for business interruption expenses and lost income as a result of the fire.  The $1.8 million was received in April 2008.  During the three months ended June 30, 2008, the Company recorded an additional insurance receivable of $0.5 million.  During the three and nine months ended June 30, 2008, the Company incurred additional costs related to the fire of $0.1 million and $0.6 million, respectively.  As a result of the above, the Company recorded a net gain of $0.4 million and $1.8 million during the three and nine months ended June 30, 2008, respectively, in impairment, restructuring and other costs (income).

During the nine months ended June 30, 2007, the Company recorded a pre-tax gain of $0.6 million related to the sale of a building in the Company’s Dutch subsidiary.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 follows.

Operating income (loss)	Three Months Ended June 30,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$3,901	$3,376	$525	16%
Bayshore Industrial	2,045	3,329	(1,284)	(39%	)
ICO Asia Pacific	(11)	2,315	(2,326)	(100%	)
ICO Polymers North America	1,811	1,553	258	17%
ICO Brazil	224	63	161	256%
Subtotal	7,970	10,636	(2,666)	(25%	)
Unallocated General Corporate Expense	(1,503)	(1,676)	173	(10%	)
Consolidated	$6,467	$8,960	$(2,493)	(28%	)

Operating income (loss) as a percentage of revenues	Three Months Ended June 30,
	2008	2007	Change
ICO Europe	7%	7%	-
Bayshore Industrial	11%	13%	(2%	)
ICO Asia Pacific	-	9%	(9%	)
ICO Polymers North America	15%	14%	1%
ICO Brazil	5%	2%	3%
Consolidated	6%	8%	(2%	)

ICO Europe’s operating income improved $0.5 million or 16% due primarily to the effect of the stronger European currencies compared to the U.S. Dollar which improved operating income by $0.4 million.

Bayshore Industrial’s operating income fell $1.3 million or 39% primarily as a result of a decrease in volumes sold due to reduced customer demand and to a lesser extent an increase in operating costs per metric ton.

ICO Asia Pacific’s operating income decreased $2.3 million or 100% as a result of a decline in customer demand which reduced volumes sold.  Additionally, pricing pressure due to challenging market conditions led to a reduction in feedstock margins.

ICO Polymers North America’s operating income increased $0.3 million or 17%.  During the third quarter of Fiscal Year 2008, the Company recorded a net $0.4 million gain from expected insurance recoveries.  The Company’s New Jersey facility was running at only a third of its production lines during the third quarter of fiscal 2008 as a result of the July 2007 fire that occurred in the plant.  On July 26, 2008, the Company had a second fire at its plant in New Jersey.   The Company has been in the process of relocating its production to Pennsylvania and therefore will cease production at its New Jersey facility.

ICO Brazil’s operating income increased $0.2 million or 256% due primarily to a growth in volumes sold and an increase in feedstock margins.

Operating income (loss) by segment and discussion of significant segment changes for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 follows.

Operating income (loss)	Nine Months Ended
	June 30,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$10,419	$6,559	$3,860	59%
Bayshore Industrial	8,755	9,642	(887)	(9%	)
ICO Asia Pacific	1,612	4,161	(2,549)	(61%	)
ICO Polymers North America	5,194	4,313	881	20%
ICO Brazil	553	267	286	107%
Subtotal	26,533	24,942	1,591	6%
Unallocated General Corporate Expense	(4,924)	(4,812)	(112)	2%
Consolidated	$21,609	$20,130	$1,479	7%

Operating income as a	Nine Months Ended
percentage of revenues	June 30,
	2008	2007	Change
ICO Europe	7%	5%	2%
Bayshore Industrial	12%	14%	(2%	)
ICO Asia Pacific	3%	7%	(4%	)
ICO Polymers North America	15%	14%	1%
ICO Brazil	4%	3%	1%
Consolidated	6%	7%	(1%	)

ICO Europe’s operating income improved $3.9 million or 59% due primarily to an improvement in product sales volumes and feedstock margins.  Additionally, the effect of the stronger European currencies compared to the U.S. Dollar improved operating income by $1.1 million.

Bayshore Industrial’s operating income decreased $0.9 million or 9% due primarily from an increase in production costs per metric ton.

ICO Asia Pacific’s operating income decreased $2.5 million or 61% as a result of a decrease in volumes sold, an increase in operating costs and higher SG&A costs.  The higher operating costs were primarily caused by an increase in logistics costs.  The higher SG&A costs were due to an increase in employees to support the expansion of our facility in Malaysia as well as the opening of our facility in the United Arab Emirates.

ICO Polymers North America’s operating income increased $0.9 million or 20% primarily as a result of an increase in product sales volumes due to an increase in customer demand.  Additionally, the Company has recognized a net gain of $1.8 million during the nine months ended June 30, 2008 due to the reimbursement from the insurance company related to the fire at our New Jersey facility.  A considerable portion of the insurance reimbursement was for business interruption expenses and lost income as a result of the fire.

ICO Brazil’s operating income increased $0.3 million or 107% due to growth in volumes sold due to an increase in customer demand.

Unallocated general corporate expenses increased $0.1 million or 2% due to higher external professional fees of $0.7 million, an increase in compensation costs of $0.2 million and other smaller increases in expenses.  These increases were partially offset by an increase in the allocation of corporate expenses to its business units of $1.1 million.

Interest Expense, Net.  For the three and nine months ended June 30, 2008, net interest expense increased $0.2 million or 30% and $0.9 million or 37%, respectively, as a result of an increase in borrowings to finance an increase in working capital and the repurchase of Preferred Stock.

Income Taxes (from continuing operations).  The Company’s effective income tax rates were provisions of 17% and 29% during the three and nine months ended June 30, 2008, compared to the U.S. statutory rate of 35%.  The primary reason for the lower rates was the reversal of the valuation allowance against the deferred tax asset in the company’s Brazilian subsidiary of $0.7 million in the three months ending June 30, 2008.

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

Net Income.  For the three and nine months ended June 30, 2008, the Company had net income of $4.6 million and $13.1 million, respectively, compared to net income of $5.6 million and $15.1 million for the comparable periods in fiscal 2007, due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2008.

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008

Net revenues	$8.9 million	$25.1 million
Operating income	$0.4 million	$1.4 million
Pre-tax income	$0.3 million	$1.2 million
Net income	$0.4 million	$0.9 million

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and No. 160, Noncontrolling interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS No. 141will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will be required to adopt this standard in the interim period ending December 31, 2009.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evluating the impact of adopting this new standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method  described in SFAS No. 128, "Earnings Per Share."  This FSP will be effective for the Company beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

Liquidity and Capital Resources

 The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2008	September 30, 2007
Cash and cash equivalents	$3.9 million	$8.6 million
Working capital	$71.0 million	$57.9 million

 Cash and cash equivalents declined $4.7 million and working capital increased $13.1 million during the nine months ended June 30, 2008 due to the factors described below.

Cash Flows

	Nine Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities by continuing operations	$3,887	$12,522
Net cash used for operating activities by discontinued operations	(59)	1,068
Net cash used for investing activities by continuing operations	(8,633)	(6,674)
Net cash used for financing activities by continuing operations	(102)	(20,548)
Effect of exchange rate changes	255	194
Net decrease in cash and equivalents	$(4,652)	$(13,438)

Cash Flows From Operating Activities

The Company generated $3.9 million of cash from operating activities by continuing operations during the nine months ended June 30, 2008 compared to $12.5 million generated in the period ended June 30, 2007.  The main reason for the change was due to changes in working capital.  Inventories were a use of cash in the current year of $8.3 million compared to generating cash of $1.0 million in the prior year period.  This change was primarily due to higher inventory volumes in our Australian location, where we encountered a reduction in demand in the water tank market in the current fiscal year which led to higher inventory volumes.  We expect that our inventory volumes in Australia will continue to decline over the coming months compared to our levels at June 30, 2008.  During the current fiscal year, the Company used $14.8 million of cash for accounts payable compared to generating cash of $8.5 million for accounts payable in the prior year period.  This change was due to the timing of inventory purchases and the higher inventory levels in Australia.  Offsetting those two items were cash inflows from accounts receivable in the current fiscal year of $10.4 million compared to a use of cash for accounts receivable of $16.0 million in the prior year period.  This change is due to a decline in revenues in the three months ended June 30, 2008 compared to the revenues in the three months ended September 30, 2007 of $7.9 million while in the prior year periods, revenues in the three months ended June 30, 2007 were higher than the three months ended September 30, 2006.

Cash provided by discontinued operations was $1.1 million in the nine months ended June 30, 2007 primarily due to the receipt of $2.3 million from the company’s insurance carrier in the third quarter of fiscal 2007 related to the Company’s settlement with National Oilwell Varco, Inc., related to indemnity claims.

Cash Flows Used for Investing Activities

Capital expenditures totaled $11.0 million during the nine months ended June 30, 2008.  These expenditures were related primarily to the Company’s relocation to Pennsylvania from its New Jersey facility and to the expansion of the Company’s production capacity.  The Company leased a facility in Pennsylvania and is incurring capital expenditures related to the build out of the leased facility.  The Company began production in the Pennsylvania facility in the third fiscal quarter of 2008 and anticipates having all equipment relocated from its New Jersey facility to its Pennsylvania facility within the next 6 months.  Approximately 58% of the $11.0 million of capital expenditures was spent at the Company’s ICO Polymers North America segment.  The Company expects capital expenditures to be approximately $3.0 million for the remainder of the fiscal year.  For the nine months ended June 30, 2008, the Company received $2.3 million from its insurance carrier for reimbursements of costs associated with the fire in the Company’s New Jersey facility that is classified in the statement of cash flow as investing activities.

During the second quarter of fiscal 2007, the Company completed the sale of a building at its Dutch subsidiary for net proceeds of $0.9 million and recorded a pre-tax gain of $0.6 million.

Cash Flows Used For Financing Activities

During the nine months ended June 30, 2008, cash used for financing activities was $0.1 million.  In the prior year period, the Company used $20.5 million for financing activities primarily to finance the repurchase of 85% of the Company’s Preferred Stock.

Financing Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)
Borrowing Capacity (a)	$22.9	$28.1	$58.6	$58.6	$81.5	$86.7
Outstanding Borrowings	0.4	-	13.1	16.1	13.5	16.1
Net availability	$22.5	$28.1	$45.5	$42.5	$68.0	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility, a five year $15.0 million term loan (of which $10.8 million remains outstanding as of June 30, 2008) and through an amendment in May 2008, an additional $5.0 million five year term loan.   The KeyBank Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  In April 2008, the Company entered into an interest rate swap on its $10.8 million term loan that essentially fixed the interest rate at 4.32%, subject to changes in the Company’s leverage ratio.  In July 2008, the Company entered into an interest rate swap on its $5.0 million term loan essentially fixing the interest rate at 5.69%, subject to changes in the Company’s leverage ratio.

The Company has various foreign credit facilities in eight foreign countries.  The available credit under these facilities varies based either on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount.  The foreign credit facilities, which carry various financial covenants, are collateralized by assets owned by the foreign subsidiaries.

At June 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $4.9 million of term debt and $5.1 million of short term borrowings under its credit facility with its lender in Australia.  Of the $45.5 million of total foreign credit availability as of June 30, 2008, $0.7 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The Company is in the process of obtaining a waiver from its lender in Australia.  The Company has classified all of the Australian term debt as current as of June 30, 2008.  Because the Company’s Australian subsidiary was in violation of a debt covenant as of June 30, 2008, and the total debt outstanding was over $7.5 million, the Company was in violation of its Credit Agreement with KeyBank.  The Company obtained a waiver from KeyBank for this violation.

Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

As of June 30, 2007, the Company was in violation of financial debt covenants under credit facilities in Australia, New Zealand and Malaysia.  Because of the violations under credit facilities in Australia and Malaysia, the Company was in violation of its Credit Agreement with KeyBank.  The Company obtained waivers from KeyBank and from its New Zealand lender.  The Company is currently in compliance with all of its credit facilities except in Australia as discussed above.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2008 and September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including debt obligations that carry variable interest rates, foreign currency exchange risk, and resin price risk that could impact our financial condition, results of operations and/or cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. Our intention is to use these derivative financial instruments as risk management tools and not for trading purposes or speculation.

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will generally also increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2008 and September 30, 2007, the Company had $39.7 million and $36.3 million of raw material inventory and $31.0 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of June 30, 2008, the Company had $66.0 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three and nine months ended June 30, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding as of June 30, 2008 and September 30, 2007:

As of
	June 30,	September 30,
	2008	2007

Notional value	$11.4 million	$12.6 million
Fair market value	$0.5 million	$0.7 million
Maturity Dates	July 2008	October 2007
	through November 2008	through December 2007

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company may enter into foreign currency exchange contracts.

        Interest Rate Swaps. The Company also enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During the quarter ended June 30, 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loan in the U.S. with KeyBank/Wells Fargo of $11.7 million.  This swap locks in the Company’s interest rate on $11.7 million at 2.82% plus the credit spread on the debt.   The Company’s risk management objective with respect to this interest rate swap is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $11.7 million of the Company’s variable-rate debt.

As of June 30, 2008, the Company calculates the estimated fair value of the $11.7 million notional swap identified above to be an asset of $0.1 million.  The estimated fair value of the swap was calculated by obtaining a quotation from Wells Fargo at June 30, 2008.   The fair value is an estimate of the net amount that the Company would receive on June 30, 2008 if the agreement was transferred to another party or cancelled by the Company.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of June 30, 2008, the Company had $20.7 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At June 30, 2008, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.2 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to foreign subsidiaries of the Company through U.S. dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide access to capital to other foreign subsidiaries of the Company through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  In addition, the Company’s U.S. subsidiaries sell products to the Company’s foreign subsidiaries in U.S. dollars on trade credit terms.  The Company’s foreign subsidiaries also sell products to other foreign subsidiaries of the Company denominated in foreign currencies that may not be the functional currency of the foreign subsidiaries.  Because these intercompany debts are accounted for in the local functional currency of the foreign subsidiary, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into.  These intercompany loans are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2008	of receivable
United States	Australia	$12.7 million	United States Dollar
Holland	United Kingdom	$2.5 million	Great Britain Pound
New Zealand	Australia	$2.4 million	New Zealand Dollar
United States	Malaysia	$1.4 million	United States Dollar
New Zealand	Malaysia	$1.3 million	New Zealand Dollar
New Zealand	United Arab Emirates	$1.1 million	New Zealand Dollar

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of the Company’s Annual Report on Form 10-K filed December 10, 2007.

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

ICO, Inc.
(Registrant)

August 8, 2008	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer