Form 10-K
period 2008-09-30
ICO INC
filed 2008-12-10
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Yes ____ No☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 31, 2008 was $176,805,000.
The number of shares outstanding of the registrant's Common Stock as of December 2, 2008: Common Stock, no par value- 27,338,106

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.  Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2008.

ICO, INC.

2008 FORM 10-K ANNUAL REPORT

P A R T    I

Item 1.  Business

General

ICO, Inc. (together with its subsidiaries “the Company”) was incorporated in 1978 under the laws of the State of Texas. The Company manufactures specialty resins and concentrates and provides specialized polymer processing services.  The specialty resins manufactured by the Company are often produced into a powder form.  Concentrates produced by the Company generally are mixed by customers with base polymer film resins to give plastic films desired characteristics, and to reduce customers’ raw material costs.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for resins produced in pellet form as well as other material. These products and services are provided through our 20 operating facilities located in 9 countries in the Americas, Europe and Asia Pacific.  The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

Manufacturing Capabilities

The Company’s manufacturing capabilities include size reduction, compounding and related services.  These services are an intermediate step between the production of polymer resins and the manufacture of a wide variety of products such as toys, water tanks, paint, garbage bags, plastic film and other polymer products.  The Company’s manufacturing processes are used to produce powders for sale by the Company, to perform toll processing services and to manufacture concentrates.

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

The Company primarily processes polyethylene.  Other materials processed include polyester, polypropylene, nylon, fluorocarbons, cellulose acetates, vinyls, phenolics, polyurethane, acrylics, epoxies, waxes and polylactic acid.

Compounding.  Compounding is an extrusion process whereby plastics and other additives are melt blended together to form an alloy resin.  Often times the Company compounds material in conjunction with providing size reduction services (typically using an ambient grinding process).  For example, the Company serves many customers by purchasing natural colored resin (“base resin”), compounding certain additives into the resin, and then grinding the resulting pellet into a powder form.  The additives compounded into base resin are determined based on the end products to be manufactured by the customer.  Compounding is performed at most of the Company’s facilities.

Manufacturing concentrates is a specialized form of compounding.  Bayshore Industrial, the Company’s largest concentrate manufacturing operation, is located in La Porte, Texas.  Bayshore produces concentrates primarily for the plastic film industry.  The Company also began producing concentrates in Malaysia in 2007.  The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for the injection molding industry. The Company’s concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers.  These customers are typically resin producers or companies that produce plastic films.  The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as four million pounds.

Other Manufacturing Services. The Company also offers its customers ancillary polymer processing services in connection with size reduction and compounding services.  These ancillary services include dry blending and mixing of plastics and other additives, granulating, packaging and warehousing.

Facilities. The Company operates seven facilities in the United States, six in Europe (located in The Netherlands, England, Italy, and France), four in Asia Pacific (located in New Zealand, Australia and Malaysia) and three in Brazil.  In September 2008, we decided to close our operation in the United Arab Emirates.  This facility commenced production in late fiscal year 2007 and was not profitable.  We plan to maintain a presence in the Middle East by selling products from our other locations outside of the Middle East.  Refer to Note 5 in the Company’s Consolidated Financial Statements.  Almost all of the Company’s operating facilities provide toll processing services, sell products into their respective markets and are able to compound materials.

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

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders or companies that produce plastic films.  No single customer accounted for more than 10% of worldwide sales during fiscal years 2008, 2007 or 2006.  The Company has long-term contract arrangements with many polymer processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed upon fee structure.  The terms of these agreements typically do not contain minimum volume requirements or a requirement that we are the exclusive supplier.  The revenues associated with contracts that contain minimum volume requirements or obligate the customer to purchase the products exclusively from the Company were not material during fiscal years 2008, 2007 and 2006.

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

Competition

The specialty polymers processing business is highly competitive. Competition is based principally on price, quality of service, manufacturing technology, proximity to markets, timely delivery and customer service and support.  The Company's size reduction and toll services competitors are generally smaller than the Company and have fewer locations and a more regional emphasis.  The Company’s competitors in the polymer powder sales business tend to be small to mid-sized.  Several companies also maintain significant in-house size reduction facilities for their own use.  The Company believes that it has been able to compete effectively in its markets based on competitive pricing, its network of plants, its technical expertise and equipment manufacturing capabilities and its range of services, such as flexible storage, packaging facilities and product development.  The Company also believes that its knowledge of the rotational molding industry, through activities such as participation in the Association of Rotational Molders, enhances its competitive position with this key customer group.  The Company's competitors in the concentrates industry include a number of large enterprises, as well as small and mid-sized regional companies.  The Company believes its technical expertise, processing efficiency, high quality product, customer support and pricing have enabled it to compete successfully in the concentrates market.

The ambient size reduction tolling business lacks substantial barriers to entry, whereas cryogenic grinding and jet milling require more significant investment and greater technical expertise.  The compounding business, including concentrates manufacturing, requires a substantial investment in equipment, as well as extensive technical and mechanical expertise.  Many of the Company's customers could perform the specialized polymers processing services provided by the Company for themselves if they chose to do so, and new competitors may enter the market from time to time.

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd.  Refer to Note 16 in the Company’s Consolidated Financial Statements.

Environmental Regulation

The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of materials, some of which may be considered to be hazardous substances and wastes, and restrictions concerning the release of pollutants and contaminants into the environment.  These laws and regulations require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company must operate and restricting emissions and discharges.  Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials, substances and wastes into the environment.  Violation of these laws and regulations as well as terms and conditions of operating permits issued to the Company may result in the imposition of administrative, civil, and criminal penalties and fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations.

The Company regularly monitors and reviews its operations, procedures and policies regarding compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company.  In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit could have a material adverse effect on the Company.  In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.  Also, see the discussion concerning the risk of potential environmental liability, including environmental claims relating to the Company’s former Oilfield Services business, in “Item 1a  Risk Factors.”

Warranties, Insurance and Risk

Except for warranties implied by law, the Company generally makes only limited warranties with regard to the products and services it provides, and attempts to contractually disclaim or limit its liability in the case of breach of warranty or other contractual obligation; however, the Company nevertheless has exposure to claims for breach of express and implied warranties, and other breach of contract claims, in the event that products are not manufactured to specifications.  The Company’s activities as a vendor of specialty or custom products may result in liability for defective or unfit products.  In some jurisdictions, certain liability cannot be disclaimed or contractually limited for products that are defective or are found not to be fit for purpose.  If the Company were found to have been negligent, or to have breached its obligations to its customers, or if warranties are implied as a matter-of-law (notwithstanding any disclaimer of warranty), the Company could be exposed to significant liabilities and its reputation could be adversely affected.  While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits.  The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.  See “Item  1a Risk Factors” and “Item 3 Legal Proceedings.”

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

Patents, Trademarks and Licenses

The Company holds one United States patent, one United Kingdom patent, one Australian patent, and one New Zealand patent covering proprietary technology utilized in certain of its services.  The Company believes that its patents are valid and that the duration of its existing patents is satisfactory; however, the Company does not believe these patents are essential to the overall successful operation of the Company's business, and the Company's polymers processing operations are not materially dependent upon any patents, trademarks, or licenses.  However, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce processes or products of comparable or greater quality to those developed or produced by the Company; that the Company’s patents will not be modified, revoked, or found to be invalid; or that others will not claim that the Company’s products or processes infringe upon or use the intellectual property of others.

Employees

As of September 30, 2008, the Company employed approximately 910 full-time, part-time and temporary employees, approximately 400 of which are located in the United States.  Certain employees working in Italy, France, The Netherlands, New Zealand, Australia and Brazil are parties to collective bargaining agreements.  None of the other employees are represented by a union.  The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

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

The Company’s Internet website is http://www.icopolymers.com.  Information contained on the Company’s website is not part of this report or any other report filed with the SEC.  The Company makes available free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other SEC filings, as soon as reasonably practicable after electronically filing such materials with or furnishing them to the SEC.  In addition, the Company makes available through its Internet website the Company’s Code of Business Ethics, Corporate Governance Guidelines and written charters of the Audit, Compensation and Nominating Committees of its Board of Directors, all of which are available in print to any stockholder who requests them by contacting the Company’s Corporate Secretary at 1811 Bering Drive, Suite 200, Houston, Texas, 77057.

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

Our credit agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell assets.

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

Our business operations are dependent to a certain degree upon proprietary technology, know-how and trade secrets developed by the Company.  In many cases, the Company’s technology and know-how, or equivalent processes or technology are available to or practiced by our competitors, customers and others.  In addition, there can be no assurance that third parties will not develop substantially equivalent or superior proprietary processes and technologies, or that our trade secrets will not lose their proprietary status.  The development or acquisition by others of equivalent or superior information, processes or technologies or our failure to maintain the trade secret status of our proprietary technology know-how and trade secrets could have a material adverse affect on our business operations.

The failure to properly manage inventories could expose the Company to material financial losses.

The Company’s product sales business, including the Company’s concentrate manufacturing operations, requires the Company to buy inventories of supplies and products and to manage the risk of ownership of commodity inventories having fluctuating market values.  The maintenance of excessive inventories in our businesses could expose us to losses from drops in market prices for our products, while maintenance of insufficient inventories may result in lost sales to the Company.

There are risks associated with our presence in international markets, including political or economic instability and currency restrictions

Approximately 70% of our fiscal year 2008 revenues were derived from operations outside the United States.  Our foreign operations include significant operations in our European, Asia Pacific, and Brazilian business segments.  We expect to continue to seek to expand our international operations.  Our international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights, result in civil disturbance or result in other forms of conflict.

Our international operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.

Although the majority of our international business is currently in regions such as Western Europe, where the risk level and extent of established legal systems in many cases is similar to that in the United States, we also conduct business in developing countries, and we are focusing on increasing our sales and in some cases establishing new production facilities in regions such as South America, Southeast Asia, India and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks.  We emphasize compliance with the law and have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as the U.S. Foreign Corrupt Practices Act (FCPA), which makes it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics, other Company policies, the FCPA or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurate record our transactions, we may be subject to regulatory sanctions.  In the event that we believe or have reason to believe that employees have or may have violated the FCPA or other laws or regulations, we will be required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could negatively affect our results of operations and cash flow.

The results of our operations are subject to market risk from changes in foreign currency exchange rates.

We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. Dollar, including the Euro, the British Pound, the New Zealand Dollar, Brazilian Real, Malaysian Ringgit, Arab Emirates Dirham and the Australian Dollar. Approximately 70% of our fiscal year 2008 revenues were derived from sales outside the United States.  Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, income and expenses into U.S. Dollars at exchange rates in effect during or at the end of each reporting period.  Thus, increases or decreases in the value of the U.S. Dollar against other currencies in which our operations are conducted will affect our revenues and operating income.  Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time.  Fluctuations in foreign currency exchange rates affect our financial results, and there can be no assurance that fluctuation in foreign currency exchanges rates will not have material adverse effect on our results of operations and cash flow.

Due to our lack of asset diversification, adverse developments in our industry could materially adversely impact our operations.

The Company relies primarily on the revenues generated in the polymer processing industry.  Due to our lack of asset diversification, a significant adverse development in this industry would likely have a significantly greater impact on the Company’s financial condition, results of operations and cash flows than if it maintained more diverse assets.

The Company’s success depends on attracting and maintaining key personnel; the failure to do so could disrupt the Company’s business operations.

The Company’s success depends upon our ability to attract and retain experienced and knowledgeable management and other professional staff.  The Company’s results of operations depend to a large extent on the efforts, technical expertise and continued employment of key personnel and members of our management team.  If we are unable to attract and retain experienced and knowledgeable personnel or a significant number of our existing key personnel resign or become unable to continue in their present role without adequate replacements, our business operations could be adversely affected.

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

The Company is subject to income taxes in the United States and numerous foreign jurisdictions.  Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our results of operations and cash flow.

Operational risks, and resulting uninsured claims and litigation, could adversely affect the Company’s business.

The Company’s operations involve many operational and contractual risks, which, even through a combination of experience, knowledge and careful evaluation, in some cases may not be overcome.  The Company’s operational risks include, without limitation, the risk of losses, injuries and damages, caused by equipment failures, work-related accidents, natural disasters such as fires, floods and hurricanes, unanticipated operational failures, unanticipated environmental pollution or contamination, defects or contamination in the Company’s products or services.  The occurrence of such operational risks could result in plant shutdowns for extended time periods, serious personal injuries, significant property and environmental damage, uninsured financial losses and damages suffered by the Company, customer claims for breach of contract or warranty, governmental claims and other third party claims.

Except for warranties implied by law, the Company generally makes only limited warranties with regard to the products and services it provides, and attempts to contractually disclaim or limit its liability in the case of breach of warranty or other contractual obligation; however, the Company nevertheless has exposure to claims for breach of express and implied warranties, and other breach of contract claims, in the event that products are not manufactured to specifications.  The Company’s activities as a vendor of specialty or custom products may result in liability for defective or unfit products.  In some jurisdictions, certain liability cannot be disclaimed or contractually limited for products that are defective or are found not to be fit for purpose.

If the Company is found to have liability for, or is even simply required to legally defend, claims for breach of warranty, breach of contract, negligence, defective products or damages to third parties resulting from the occurrence of operational risks, the Company’s financial exposure could be significant, and its reputation could be adversely affected.  We have insurance coverage against many operational risks and potential liability to customers and third parties, including product liability and personal injury claims related to our products, to the extent insurance is available and reasonably affordable; however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against costs, expenses and liabilities arising out of pending and future claims and litigation. Our insurance has deductibles or self-insured retentions, and contains certain coverage exclusions.  In most cases, our insurance does not cover some or all elements of damages based on allegations that we are liable under legal theories of breach of contract or warranty, fraud or deceptive trade practices.  In some cases we obtain agreements from customers acknowledging our disclaimer of warranties and limiting our liability.  Nevertheless, insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by uninsured operational risks, contractual risks and customer and third party claims and litigation.  See “Item 3 Legal proceedings.”

We could be adversely affected if we fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our businesses.

Our business is subject to numerous federal, state and local laws, regulations and policies governing environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures. We cannot assure you that our operations will continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact our business operations.

Our businesses expose us to potential environmental liability.

Our businesses expose us to the risk that harmful substances may escape into the environment, which could result in personal injury or loss of life, severe damage to or destruction of property, or environmental damage and suspension of operations.  Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in, but are not limited to, substantial environmental, regulatory and other liabilities.  Such liabilities could include the costs of cleanup of contaminated sites and site closure obligations.  These liabilities could also be imposed on the basis of theories including negligence, strict liability, breach of contract, or as a result of our contractual agreement or implied-in-law obligation to indemnify customers or others in the ordinary course of business.

We may not have adequate insurance coverage for potential liabilities, including, without limitation, environmental liabilities.

While we maintain liability insurance, this insurance is subject to coverage limits and policy exclusions.  In addition, certain policies specifically exclude coverage for damages resulting from environmental contamination.  Our results of operations could be adversely affected by the following risks with respect to our insurance coverage:  we may not be able to continue to obtain insurance on commercially reasonable terms; we may be faced with types of liabilities that will not be covered by insurance; our insurance carriers may become insolvent and not be able to meet their obligations under the policies, and the dollar amount of any liabilities may exceed our policy limits.  Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our consolidated financial statements.

Future environmental, personal injury, and other claims relating to the Company’s former Oilfield Services business could adversely affect the Company’s financial condition, results of operations and/or cash flows.

In 2002, the Company completed the sale of substantially all of the Company’s oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  In 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd. (“Permian”).  NOV and Permian purchased the assets and business of the Company’s former Oilfield Services business, but acquired limited responsibility for liabilities of the Company’s former Oilfield Services business relating to events occurring prior to the respective closings of the referenced divestitures (collectively the “Closings”).  Among the pre-closing liabilities retained by the Company are potential environmental claims including, without limitation, “Superfund” claims relating to off-site disposal of hazardous materials prior to the Closings, potential claims by employees, contractors, and others for occupational injuries sustained by such individuals prior to the Closings, as well as other types of claims.  There are currently no Superfund claims or other environmental claims pending against the Company that are expected to have a material adverse effect on  the Company’s business or results of operations, except as described under the heading “Environmental Remediation” in “Item 3. Legal Proceedings.”  There are currently no silicosis or other occupational injury claims pending that are expected to have a material adverse effect on the Company’s business or results of operations.  However, since the late 1990’s the Company has settled claims of approximately 35 former employees of the Company’s former Oilfield Services business who allegedly sustained personal injuries or died as a result of occupational exposure to silica. In the past the Company has been a party to and settled material environmental and occupational injury (silicosis) claims related to the Company’s former Oilfield Services business.  There can be no assurance that in the future there will not be new environmental claims, occupational injury claims, or other claims, including claims resulting from activities or conditions involving the Company’s former Oilfield Services business and occurring prior to the sale of the Oilfield Services business, having a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Competition in our industry is intense, and we are smaller and have more limited resources than some of our competitors and potential competitors.

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

We may be required to adopt International Financial Reporting Standards (IFRS), or other accounting or financial reporting standards, the ultimate adoption of which could negatively impact our business, financial condition or results of operations.

Although not yet required, we could be required to adopt IFRS or other accounting or financial reporting standards different than accounting principles generally accepted in the United States of America currently applicable to our accounting and financial reporting. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition or results of operations.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect the Company, including by adversely affecting the availability and cost of short-term funds for the Company’s liquidity requirements and the Company’s ability to meet long-term commitments, which in turn could adversely affect the Company’s results of operations, cash flows and financial condition.

The Company relies on its current credit facilities to fund short-term liquidity needs if internal funds are not available from the Company’s operations. The Company also uses letters of credit issued under its revolving credit facilities to support its insurance policies and supplier purchases in certain business units. Disruptions in the capital and credit markets could adversely affect the Company’s ability to draw on its bank revolving credit facilities. The Company’s access to funds under its credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. The Company’s banks may not be able to meet their funding commitments to the Company if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed in its businesses. Any disruption could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, as well as reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

Many of the Company’s customers and suppliers also have exposure to risks that their businesses are adversely affected by the worldwide financial crisis and resulting potential disruptions in the capital and credit markets.  In the event that any of the Company’s significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, the Company may face disruptions in supply, significant reductions in demand for its products and services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect the Company’s financial condition, results of operations and/or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The location and approximate acreage of the Company's operating facilities at November 30, 2008, together with an indication of the services performed at such facilities, are set forth below.  Other than the Company’s corporate headquarters in Houston, Texas, all properties consist of polymers processing facilities with adjacent offices.  The “Services” column below describes the services either performed for customers at the location or performed on Company-owned materials to produce the Company’s products.

The Company’s Bayshore Industrial segment owns and operates the La Porte, Texas location; all other U.S. locations (other than the corporate headquarters) are, as of November 30, 2008, owned or leased by the Company’s ICO Polymers North America segment.  The Australia, New Zealand and Malaysia locations are owned or leased by the Company’s ICO Asia Pacific segment. The six European locations are owned or leased by the Company’s ICO Europe segment, and the three locations in Brazil are leased by the Company’s ICO Brazil segment.

Properties Owned:
Location	Services	Acres	Facility Square Footage
Batu Pahat, Malaysia	Size reduction and compounding	3	61,200
China, Texas	Size reduction and compounding	13	108,500
East Chicago, Indiana	Size reduction and compounding	4	73,000
Fontana, California	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction and compounding	8	102,500
Grand Junction, Tennessee	Size reduction	5	127,900
La Porte, Texas	Compounding	39	224,240
Beaucaire, France	Size reduction	5	72,088
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	192,271
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	105	1,226,896

Properties Leased:
Location	Services	Acres	Facility Square Footage
Houston, Texas	Corporate headquarters	N/A	9,740
Allentown, Pennsylvania	Size reduction	14	127,500
Auckland, New Zealand	Size reduction and compounding	1	24,010
Contagem, Belo Horizonte, Brazil	Size reduction and compounding	1	23,680
Americana, São Paulo, Brazil	Size reduction	N/A	18,300
Simoes Filhos, Bahia, Brazil	Size reduction	N/A	11,850
Melbourne, Australia	Size reduction and compounding	2	72,316
Brisbane, Australia	Size reduction and compounding	1	18,256
	Total Acreage and Square Footage Leased	19	305,652
Total Acreage and Square Footage Owned and Leased		124	1,532,548
N/A = Not applicable

        The leased properties listed above have various expiration dates through 2017, and most of the leases provide for renewal terms beyond the stated expiration dates.  The polymers processing facilities above are operating 24 hours per day, at least five days per week.

ICO Polymers North America leased the Allentown, Pennsylvania facility in November 2007.  During fiscal year 2008, the ICO Polymers North America segment moved its operations that were previously conducted in Bloomsbury, New Jersey to the Allentown location.  The Company’s intention is to eventually sell the Bloomsbury real estate.

Item 3.  Legal Proceedings

Thibodaux Litigation.  Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”).  Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies.  Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”).  NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM.  The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux.  Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property.  Thibodaux seeks recovery from the defendants for clean-up costs, diminution or complete loss of property values, and other damages.  Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation.  At this time, the Company does not believe it has any liability in this matter.  In the event the Company is found to have liability, the Company believes it has sufficient insurance coverage applicable to this claim subject to a $1.0 million self-insured retention.  However, an adverse judgment against the Company, combined with a lack of insurance coverage, could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.  The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in pending claims relating to the following sites: (i) the Combe Fill South Landfill (“CFS”) Superfund site in Morris County, New Jersey; and (ii) the Malone Service Company (“MSC”) Superfund site in Texas City, Texas.

With regard to both of the CFS and MSC Superfund sites, the Environmental Protection Agency (“EPA”) has indicated that the Company is responsible for only de minimus levels of wastes contributed to those sites, and there are numerous other PRPs identified at each of these sites that contributed more than 99% of the volumes of wastes at the sites.  The Company has executed a consent decree, subject to court and EPA approval, to settle its liability related to CFS site, for an amount that is immaterial in regard to the Company’s financial condition, results of operations and/or cash flows.  With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRPs by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time.  The EPA subsequently withdrew its settlement offers to PRPs, in order to process additional evidence of transactions at the MSC site, and in the near future the EPA is expected to issue a new allocation to the PRPs, upon which revised settlement offers are expected.  Based on recent communications with the EPA regarding the new allocation amounts to PRP’s, including the Company, in the MSC case, the Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

P A R T    I I

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol ICOC.  There were 443  shareholders of record of the Company’s Common Stock at November 10, 2008.

The Company has not declared or paid Common Stock dividends during 2008, 2007 or 2006.  The Company’s Credit Agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association requires that the Company must not be in default under the Credit Agreement and must be in compliance with the financial covenants contained in the Credit Agreement in order to pay Common Stock dividends (see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 9 – Credit Arrangements” to the Company’s Consolidated Financial Statements).  While the Company is not in default under the Credit Agreement, the Company currently has no plans to declare a Common Stock dividend.

On September 8, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over the next two years (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.

In September 2008 the Company repurchased 90,329 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.99 per share, for total cash consideration of $0.5 million.  As of September 30, 2008, $11.5 million was available under the Share Repurchase Plan to repurchase additional shares of Common Stock.  Subsequent to September 30, 2008, the Company repurchased 487,752 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.04 per share, for total cash consideration of $2.5 million.

The following table sets forth the high and low trading prices by quarter for the Company’s Common Stock as reported on the Nasdaq Global Market during fiscal years 2008 and 2007, respectively.

Common Stock Price Range	Fiscal 2008 High - Low	Fiscal 2007 High - Low

First Quarter	$16.50 - $9.66	$7.98 - $5.09
Second Quarter	$13.73 - $6.65	$6.56 - $4.77
Third Quarter	$8.36 - $5.89	$10.64 - $5.95
Fourth Quarter	$6.72 - $4.56	$15.56 - $8.00

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

ICO, Inc. Stock Comparative Performance Graph

The information contained in this ICO, Inc. Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the cumulative total shareholder return on ICO, Inc. Common Stock for the past five fiscal years with the cumulative total shareholder return of the NASDAQ composite index and the S&P 500 Specialty Chemical Index for the same period.

The graph assumes an investment of $100 on September 30, 2003, with all dividends reinvested.  The data was supplied by Research Data Group.

	FY03	FY04	FY05	FY06	FY07	FY08
ICO, Inc.	100.00	313.98	315.05	711.83	1,513.98	603.23
NASDAQ Composite	100.00	107.78	122.89	131.27	158.37	118.78
S&P 500 Specialty Chemical Index	100.00	124.64	128.18	157.77	192.18	206.11

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements.  The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in Thousands, except for share data)
Statement of Operations Data:
Revenues	$446,701	$417,917	$324,331	$296,606	$257,525
Costs of sales and services (exclusive of depreciation shown separately below)	373,557	344,171	261,228	243,140	209,671
Gross profit (a)	73,144	73,746	63,103	53,466	47,854
Selling, general and administrative expenses	41,254	37,676	34,284	37,001	33,788
Depreciation and amortization	7,531	7,251	7,386	7,772	7,996
Impairment, restructuring and other costs (income)	(1,348)	(997)	118	488	854
Operating income	25,707	29,816	21,315	8,205	5,216
Interest expense, net	(4,062)	(3,227)	(2,091)	(2,836)	(2,663)
Other income (expense)	(431)	(115)	75	(149)	(35)
Income from continuing operations before income taxes	21,214	26,474	19,299	5,220	2,518
Provision (benefit) for income taxes	5,832	6,712	5,836	218	(1,370)
Income from continuing operations	15,382	19,762	13,463	5,002	3,888
Income (loss) from discontinued operations, net of income taxes	(68)	1,356	(1,459)	(497)	(3,631)
Net income	$15,314	$21,118	$12,004	$4,505	$257
Preferred Stock dividends	(1)	(554)	(2,176)	(2,176)	(2,176)
Net gain on redemption of Preferred Stock	-	6,023	-	-	-
Net income (loss) applicable to Common Stock	$15,313	$26,587	$9,828	$2,329	$(1,919)

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in Thousands, except for share data)
Earnings (Loss) Per Share: Basic
Earnings from continuing operations	$.56	$.97	$.44	$.11	$.07
Earnings (loss) from discontinued operations	-	.05	(.06)	(.02)	(.14)
Earnings (loss) per common share	$.56	$1.02	$.38	$.09	$(.08)(b)

Earnings (Loss) Per Share: Diluted
Earnings from continuing operations	$.55	$.71	$.43	$.11	$.07
Earnings (loss) from discontinued operations	-	.05	(.06)	(.02)	(.14)
Earnings (loss) per common share	$.55	$.76	$.37	$.09	$(.08) (b)
Weighted average shares outstanding (basic)	27,271,000	26,030,000	25,680,000	25,442,000	25,276,000
Weighted average shares outstanding (diluted)	27,994,000	27,891,000	26,255,000	25,816,000	25,329,000

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in Thousands, except for share data)
Other Financial Data:
Capital expenditures	$13,565	$11,634	$8,080	$5,039	$4,725
Cash provided by (used for) operating activities by continuing operations	13,825	19,375	13,498	4,849	4,816
Cash used for investing activities by continuing operations	(11,172)	(10,662)	(8,067)	(4,086)	(4,275)
Cash provided by (used for) financing activities by continuing operations	$(5,266)	$(17,736)	$9,013	$1,473	$(1,442)

Balance Sheet Data:
Cash and equivalents	$5,589	$8,561	$17,427	$3,234	$1,931
Working capital	67,001	57,858	57,501	41,382	34,209
Property, plant and equipment, net	61,164	57,396	50,884	49,274	52,198
Total assets	221,096	246,217	197,961	164,255	158,470
Long-term debt, net of current portion	25,122	29,605	21,559	18,993	19,700
Shareholders’ equity	$107,835	$91,042	$91,717	$77,090	$70,941

(a)
The Company has presented a measurement, gross profit, that is not calculated in accordance with generally accepted accounting principles in the United States  (a “Non-GAAP measurement”), but that is derived from relevant items in the Company’s financial statements prepared in accordance with US GAAP.  The Company presents this measurement because the Company uses this measurement as an indicator of the income the Company generates from its revenues.  The material limitation of this Non-GAAP measurement is that it excludes depreciation expense. The Company mitigates this limitation by the provision of the specific detailed computation of the measurement, and by presenting this Non-GAAP measurement such that it is no more prominent in the Company’s filings than GAAP measures of profitability.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Net income	$15,314	$21,118	$12,004	$4,505	$257
Add to/(deduct from) net income
(Income) loss from discontinued operations	68	(1,356)	1,459	497	3,631
Provision (benefit) for income taxes	5,832	6,712	5,836	218	(1,370)
Other (income) expense	431	115	(75)	149	35
Interest expense, net	4,062	3,227	2,091	2,836	2,663
Impairment, restructuring and other costs (income)	(1,348)	(997)	118	488	854
Depreciation and amortization	7,531	7,251	7,386	7,772	7,996
Selling, general and administrative expenses	41,254	37,676	34,284	37,001	33,788
Gross profit	$73,144	$73,746	$63,103	$53,466	$47,854

(b)	Does not total due to rounding.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company’s revenues are primarily derived from (1) toll services and (2) product sales in the polymers processing industry.  “Toll services” or “tolling” refers to processing customer-owned material for a service fee. Product sales entail the Company purchasing resin (primarily polyethylene) and other raw materials which are further processed within the Company’s operating facilities.  The further processing of raw materials may involve size reduction services, compounding services, and the production of masterbatches.  Compounding services involve melt blending various resins and additives to produce a homogeneous material. Compounding services include the manufacture and sale of concentrates.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages.  After processing, the Company sells the finished products to customers.  Toll services involve both size reduction and compounding services whereby these services are performed on customer-owned material.

The Company’s management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

The ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific segments primarily produce competitively priced polymer powders for the rotational molding industry and other specialty markets, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Additionally, the above-referenced four segments provide specialty size reduction services on a tolling basis.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Cost of sales and services is primarily comprised of purchased raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repairs and maintenance, and occupancy costs and supplies.  Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and related benefits paid to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs, consulting costs and legal and professional accounting fees.

Demand for the Company’s products and services tend to be driven by overall economic factors and, particularly, consumer spending.  The recent downturn in the U.S. and global economies that has escalated in the last sixty days could also have an impact on the demand for our products and services.  The trend of applicable resin prices also impacts customer demand.  As resin prices fall, as they have in the last sixty days, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory.  Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs.  Historically, resin price changes have generally followed the trend of oil and natural gas prices, and we believe that this trend will continue in the future.  Additionally, demand for the Company’s products and services tends to be seasonal, with customer demand historically being weakest during the Company’s first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated financial statements are impacted by the accounting policies applied and the estimates and assumptions made by management during their preparation.  Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring use of estimates relate to valuation allowances for deferred tax assets, workers compensation, inventory reserves, and allowance for doubtful accounts related to accounts receivable and commitments and contingencies, including legal and environmental claims.

Valuation of deferred tax assets is based upon estimates of future pretax income in each taxing jurisdiction in determining the ability to realize the deferred tax assets.  Estimates for workers’ compensation liabilities are required because the Company is partially self-insured in the United States, with stop loss insurance coverage limiting the exposure per claim.  Estimates are made for ultimate costs associated with workers’ compensation claims.  Inventory reserves are estimated based upon the Company’s review of its inventory.  This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete.  Determining the amount of the allowance for doubtful accounts involves estimating the collectability of customer accounts receivable balances.  Estimates relating to commitments and contingencies pertain primarily to litigation and claims, for which the Company evaluates relevant facts and circumstances, and applicable laws and regulations, to determine how much expense, if any, the Company should record.  Actual results could differ from the estimates discussed above.  Management believes that its estimates are reasonable.

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

▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed upon with the customer before delivery has occurred or the services have been rendered.
▪	Collectability is reasonably assured: The Company has a customer credit policy to ensure collectability is reasonably assured.

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

Goodwill – The Company does not amortize goodwill.  However, the Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the market value approach and income approach.  The Company’s goodwill is recorded in the Company’s Bayshore Industrial and ICO Asia Pacific segments.  For fiscal year 2008, the Company completed its impairment testing as of September 30, 2008 which resulted in no impairment loss being recognized.

Stock-based Compensation -  The Company expenses stock-based payment transactions using the grant-date fair value-based method.  Outstanding awards under the Company’s stock-based compensation plans vest over periods ranging from immediate vesting to four years.  The Company expenses the fair value of stock option and restricted stock awards over the vesting period, where applicable.  In awards with a graded vesting schedule, the Company recognizes the fair value of the stock-based award over the requisite service period for the entire award and ensures that the amount recognized at any date at least equals the portion of the grant-date value of the stock-based compensation that has vested.

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

Executive Summary

For fiscal year 2008, our revenues increased $28.8 million or 7%.  The increase in revenues was primarily due to the translation effect of foreign currencies compared to the U.S. Dollar, with equivalent offsetting changes in revenue owing to lower volumes (decrease) and more favorable pricing and product mix (increase).  Our European segment performed very well during fiscal year 2008, producing strong increase in revenues and operating income.  However, compared to fiscal year 2007, the Company saw its business slow down primarily at our Bayshore Industrial segment and our Australian locations, where it was strong  in the prior fiscal year, due to diminished customer demand and challenging general market conditions.  Due to our Brazilian subsidiary’s continued improvement in earnings, the Company expanded operations in Brazil during fiscal year 2008 and also reversed a valuation allowance in the amount of $0.7 million that was placed on the subsidiary’s deferred tax assets.

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

	Summary Financial Information
	Fiscal Year Ended September 30,
	2008	2007	Change	% Change
	(Dollars in Thousands)
Total revenues	$446,701	$417,917	$28,784	7%
SG&A (1)	41,254	37,676	3,578	9%
Operating income	25,707	29,816	(4,109)	(14%	)
Income from continuing operations	15,382	19,762	(4,380)	(22%	)
Net income	$15,314	$21,118	(5,804)	(27%	)

Volumes (2)	318,700	338,500	(19,800)	(6%	)
Gross margin (3)	16.4%	17.6%	(1.2% )
SG&A as a percentage of revenue	9.2%	9.0%	0.2%
Operating income as a percentage of revenue	5.8%	7.1%	(1.3% )

(1) “SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons of materials for which the Company’s customers are invoiced, either in connection with product sales or the performance of toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $28.8 million or 7% to $446.7 million during fiscal year 2008 compared to fiscal year 2007.  The change in revenues is a result of the changes in volumes sold by the Company (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the $28.8 million and 7% increase in revenues are:

	Increase/(Decrease) on Revenues
	$	%
	(Dollars in Thousands)
Volume	$(11,200)	(2.7%	)
Price/product mix	10,904	2.7%
Translation effect	29,080	7.0%
Total change in revenue	$28,784	7.0%

The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin prices”).  As resin prices increase or decrease, market prices for the Company’s products will generally also increase or decrease.  Typically, this will lead to higher or lower average selling prices.  During fiscal year 2008, average resin prices were higher than in fiscal year 2007 in all the Company’s regions. Although the Company participates in numerous markets and purchases numerous grades of resin, the graph below illustrates the general trend in the prices of resin typically purchased by the Company.

Total volumes sold decreased 19,800 metric tons, or 6%, during fiscal year 2008 to 318,700 metric tons.  This decrease in volumes sold led to a decrease in revenues of $11.2 million.  Bayshore Industrial’s volumes fell 12%, which reduced revenue by $12.5 million, primarily as a result of reduced customer demand and market conditions.  Our Australian division’s volumes declined 28% in fiscal year 2008, which decreased revenues by $17.0 million, due to reduced customer demand in the water tank market.  These amounts were partially offset by volume improvements in our Malaysian and Brazilian divisions.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused an increase in revenues of $29.1 million in fiscal year 2008 compared to fiscal year 2007.  This revenue change was primarily due to stronger European, Australian and Brazilian currencies compared to the U.S. Dollar.

Revenues by segment for the year ended September 30, 2008 compared to the year ended September 30, 2007

	Fiscal Year Ended September 30,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$207,209	46%	$170,135	41%	$37,074	22%
Bayshore Industrial	90,736	20%	108,360	26%	(17,624)	(16%	)
ICO Asia Pacific	82,390	19%	84,790	20%	(2,400)	(3%	)
ICO Polymers North America	45,090	10%	41,377	10%	3,713	9%
ICO Brazil	21,276	5%	13,255	3%	8,021	61%
Total	$446,701	100%	$417,917	100%	$28,784	7%

2008 Revenues by Segment                                                2007 Revenues by Segment

In fiscal year 2008, ICO Europe’s revenues increased $37.1 million or 22%, in part due to the translation effect of stronger European currencies relative to U.S. Dollar, which contributed $18.7 million to the revenue increase.  Additionally, an increase in average selling prices in Europe due in part to higher resin costs resulted in an increase of $17.6 million in the Company’s revenues.

Bayshore Industrial’s revenues decreased $17.6 million or 16% due to a decline in volumes sold due to reduced customer demand, general market conditions and, to a lesser extent, the impact of Hurricane Ike.  Hurricane Ike hit the Houston area on September 13, 2008, causing the Bayshore Industrial facility to lose power for several days.  An unfavorable change in product mix led to a $5.1 million decrease in the Company’s revenues.

ICO Asia Pacific’s fiscal year 2008 revenues decreased $2.4 million or 3%.   A decline in volumes sold in this segment caused by reduced customer demand reduced the Company’s revenues by $5.3 million.  This reduction in customer demand occurred primarily in the Company’s Australian locations, where revenues fell $17.0 million as a result of lower volumes.  This was partially offset by an increase in volumes sold by the Company’s Malaysian location.  Lower average selling prices due to challenging market conditions and changes in product mix negatively impacted revenues by $4.1 million.  Partially offsetting these declines was the translation effect of the stronger Australian and New Zealand Dollar and Malaysian Ringgit, which increased revenues by $7.0 million.

ICO Polymers North America’s revenues increased $3.7 million or 9% due to an increase in average selling prices as a result of higher resin prices.

ICO Brazil’s revenues increased $8.0 million or 61% due to an increase in volumes of 24% ($5.1 million revenue impact), and the translation effect of a stronger Brazilian Real compared to the U.S. Dollar of $3.4 million.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, excluding depreciation, divided by revenues) decreased from 17.6% to 16.4%.   Gross margins declined as a result of several items.  First, our product sales mix changed.  Revenues increased at our European segment, which generally has lower gross margins than the rest of the Company.  Revenues at our Bayshore Industrial segment, which has a higher gross margin than the rest of the Company, declined.  Also, the increase in resin prices in fiscal year 2008 compared to the prior year had the effect of increasing our average selling prices and revenue base without a corresponding increase in gross profit by the same percentage, which results in a lower gross margin.  Additionally, higher operating costs per metric ton, including increased logistics and electricity costs, and lower margins in the Asia Pacific segment, contributed to the reduction in gross margins.  These items were partially offset by an increase in our feedstock margins (the difference between product sales revenues and related costs of raw materials sold).

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) increased $3.6 million or 9% during fiscal year 2008 compared to fiscal year 2007.  The increase of $3.6 million was caused primarily by the impact from stronger foreign currencies of $2.2 million, higher external professional fees of $0.6 million and increased bad debt expense of $0.4 million.  As a percentage of revenues, SG&A increased from 9.0% to 9.2%.

Impairment, restructuring and other costs (income).  On July 2, 2007, the Company’s facility in New Jersey suffered a fire (the “2007 fire”) that damaged certain equipment and one of the facility’s buildings.  During fiscal year 2008, the Company received in aggregate $3.5 million from its insurance carrier for reimbursement of costs associated with the 2007 fire, $2.3 million of which is classified in the statement of cash flows as investing activities.  The remaining $1.2 million in insurance proceeds received as a result of the 2007 fire is reflected in the statement of cash flows as operating activities.  As of September 30, 2008, the Company recorded a receivable of $1.5 million in its consolidated balance sheet for total insurance recoveries of $5.0 million related to the damage to certain equipment and one of the facility’s buildings as well as reimbursement for business interruption expenses and lost income associated with the 2007 fire, $3.4 million of which was recognized in the fiscal year 2008 consolidated statement of operations and $1.6 million of which was recognized in fiscal year 2007.  The $1.5 million receivable was received in November 2008.  The Company also incurred one-time expenses associated with the 2007 fire of $0.7 million during fiscal year 2008.  As a result of the above, the Company recognized a net gain of $2.7 million in fiscal year 2008 in impairment, restructuring and other costs (income).

On July 26, 2008, the Company’s facility in New Jersey suffered a second fire (the “2008 fire”) which caused damage to one of the facility’s buildings.  In connection with 2008 fire, the Company recorded an involuntary conversion loss of $0.5 million for damage to the building and incurred one-time expenses associated with the fire of $0.7 million.  The Company recorded a receivable in the fourth quarter of fiscal year 2008 for $0.4 million of insurance proceeds related to its initial insurance claims for damages resulting from the 2008 fire, which was received in November 2008.  The Company expects to make additional claims under its insurance policy related to damages and losses suffered as a result of the 2008 fire.  As a result of the foregoing, the Company recorded a net loss of $0.8 million in the fourth quarter of fiscal year 2008 in impairment, restructuring and other costs (income).

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates.  As a result of the closure, the Company recorded a $0.4 million impairment related to property, plant and equipment.

During the fourth quarter of fiscal year 2008, the Company incurred costs of $0.1 million as a result of Hurricane Ike which caused minor damage to the Company’s China, Texas plant.

As a result of the 2007 and 2008 fires, the United Arab Emirates plant closure, and the costs incurred as a result of Hurricane Ike, the Company recorded a net gain of $1.3 million for fiscal year 2008 in impairment, restructuring and other costs (income).

During fiscal year 2007, the Company recorded a net gain of $1.0 million in impairment, restructuring and other costs.  The Company recorded a net gain of $0.9 million associated with the July 2007 fire.  The Company also impaired property, plant and equipment in two of the Company’s locations outside of the United States for $0.6 million, and recorded a pre-tax gain of $0.6 million related to the sale of real estate previously owned by the Company’s Dutch subsidiary.

Operating income.  Consolidated operating income was $25.7 million in fiscal year 2008, a decrease of $4.1 million or 14% from fiscal year 2007.  This decrease was caused primarily by a decline in sales volumes and an increase in operating and production costs.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2008 compared to the year ended September 30, 2007

Operating income (loss)	Fiscal Year Ended September 30,
	2008	2007	Change	% Change

ICO Europe	$13,201	$9,008	$4,193	47%
Bayshore Industrial	10,241	15,358	(5,117)	(33%	)
ICO Asia Pacific	1,822	5,914	(4,092)	(69%	)
ICO Polymers North America	5,618	6,022	(404)	(7%	)
ICO Brazil	982	301	681	226%
Total reportable segments	$31,864	$36,603	$(4,739)	(13%	)
Unallocated General Corporate Expense	(6,157)	(6,787)	630	(9%	)
Consolidated	$25,707	$29,816	$(4,109)	(14%	)

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2008	2007	Increase (Decrease)
ICO Europe	6%	5%	1%
Bayshore Industrial	11%	14%	(3%	)
ICO Asia Pacific	2%	7%	(5%	)
ICO Polymers North America	12%	15%	(3%	)
ICO Brazil	5%	2%	3%
Consolidated	6%	7%	(1%	)

In fiscal year 2008, ICO Europe’s operating income increased $4.2 million or 47% due primarily to an improvement in product sales volumes and feedstock margins.  Additionally, the effect of the stronger European currencies compared to the U.S. Dollar improved operating income by $1.3 million.

Bayshore Industrial’s operating income decreased $5.1 million or 33% due primarily from a decline in volumes sold and an increase in production costs per metric ton.

ICO Asia Pacific’s operating income decreased $4.1 million or 69% as a result of a decrease in volumes sold, an increase in operating costs and, to a lesser extent, changes in product mix.  The higher operating costs were primarily caused by an increase in logistics costs.  Additionally, an increase in impairment, restructuring and other costs of $0.4 million, as a result of the decision to close our facility in the United Arab Emirates, reduced ICO Asia Pacific’s operating income in fiscal year 2008.

ICO Polymers North America’s operating income decreased $0.4 million or 7%.  The decrease was primarily a result of reduced volumes sold due in part to the Company’s relocation of its New Jersey facility to Pennsylvania which took place over the course of fiscal year 2008.  This was partially offset by an increase in impairment, restructuring and other income of $1.0 million primarily due to an increase in insurance recoveries in the current fiscal year.

ICO Brazil’s operating income improved $0.7 million or 226% over fiscal year 2007 due to growth in volumes sold due to an increase in customer demand as well as an improvement in feedstock margins.

General corporate expenses decreased $0.6 million or 9% due primarily to an increase in the allocation of corporate expenses to its business units of $1.4 million, offset partially by increases in external professional fees of $0.6 million and other smaller increases in expenses.

Interest expense, net.  Interest expense, net of interest income, increased $0.8 million in fiscal year 2008 compared to the prior year. This increase was a result of an increase in borrowings to finance an increase in working capital throughout most of fiscal year 2008.

Income taxes.  The Company’s effective income tax rate for continuing operations was an expense of 27% during fiscal year 2008, compared to an expense of 25% during fiscal year 2007.  The increase was primarily due to the reversal of the valuation allowance in our Brazilian subsidiary of $0.7 million which was less than the prior year reversal of the valuation allowance in our Italian subsidiary of $1.4 million.

Income from continuing operations.  Income from continuing operations decreased from $19.8 million in fiscal year 2007 to $15.4 million in fiscal year 2008 due to the factors discussed above.

Income (loss) from discontinued operations.  The income from discontinued operations during the fiscal year 2007 relates to the settlement the Company entered into with its insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc. for $2.3 million.

Net Income.  Net Income decreased from $21.1 million in fiscal year 2007 to $15.3 million in fiscal year 2008 due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies during fiscal year 2008.

Revenues	$29.1 million
Operating income	1.6 million
Income from continuing operations before income taxes	1.3 million
Net income	1.0 million

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

	Summary Financial Information
	Fiscal Year Ended September 30,
	2007	2006	Change		% Change
	(Dollars in Thousands)
Total revenues	$417,917	$324,331	$93,586		29%
SG&A (1)	37,676	34,284	3,392		10%
Operating income	29,816	21,315	8,501		40%
Income from continuing operations	19,762	13,463	6,299		47%
Net income	$21,118	$12,004	$9,114		76%

Volumes (2)	338,500	321,000	17,500		5%
Gross margin (3)	17.6%	19.5%	(1.9%	)
SG&A as a percentage of revenue	9.0%	10.6%	(1.6%	)
Operating income as a percentage of revenue	7.1%	6.6%	0.5%

(1) “SG&A” is defined as selling, general and administrative expense.
(2) “Volumes” refers to total metric tons of materials for which the Company’s customers are invoiced either in connection with proprietary product sales or the performance of toll processing services.

(3) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues increased $93.6 million or 29% to $417.9 million during fiscal year 2007 compared to fiscal year 2006.  The increase in revenues is a result of the changes in volumes sold by the Company (“volumes”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the $93.6 million and 29% increase in revenues are:

	Increase on Revenues
	%	$
	(Dollars in Thousands)
Volume	13%	$41,763
Price/product mix	10%	31,473
Translation effect	6%	20,350
Total change in revenue	29%	$93,586

The Company’s revenues are impacted by product sales mix as well as the change in the Company’s raw material prices (“resin prices”).  As resin prices increase or decrease, market prices for the Company’s products will generally also increase or decrease.  Typically, this will lead to higher or lower average selling prices.  During fiscal year 2007, average resin prices were higher than in fiscal year 2006 in the Company’s European and Asia Pacific segments while lower on average in North America.  A change in the Company’s overall product sales mix in the Bayshore Industrial segment led to an increase in revenues.  These two factors combined (product sales mix and change in resin prices) led to a net increase of $31.5 million on revenues.

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

Bayshore Industrial’s revenues increased $15.4 million or 17% due to a favorable change in product mix which increased average selling prices and thus, revenues by $20.9 million.  Volumes declined 6%, which reduced revenues by $5.5 million as a result of reduced customer demand.

ICO Asia Pacific’s revenues increased $37.0 million or 77% primarily due to an increase in sales volumes of 46% which increased revenues by $25.3 million.  In addition, higher average selling prices in part due to higher average resin prices caused revenues to increase $5.5 million and stronger foreign currencies caused revenues to increase $6.2 million.  The higher sales volumes were primarily in the Company’s Australian plants resulting from an increase in customer demand in the water tank segment of the market.  Growth in the Company’s Malaysian subsidiary also contributed to the increased volumes sold within the region, as did the Company’s plant in the United Arab Emirates, which began operating in the fourth quarter of fiscal year 2007.

ICO Polymers North America’s revenues decreased $3.5 million or 8% due to lower product sales caused by a review of our pricing strategy and adjustment for sales not generating reasonable profitability.  The July 2, 2007 fire in the Company’s New Jersey plant also had the impact of reducing its revenues due to certain equipment being out of service during the fourth quarter of fiscal year 2007.  Additionally, lower sales into the oilfield services industry had an impact of reducing revenues.  An increase in revenues from its toll processing services partially offset some of these declines.

ICO Brazil’s revenues increased $4.0 million or 43% due to an increase in volumes of 39% ($2.0 million revenue impact), the translation effect of a stronger Brazilian Real compared to the U.S. Dollar of $1.0 million, and impact from higher average selling prices of $1.0 million.

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

Impairment, restructuring and other costs (income).  On July 2, 2007, the Company’s facility in New Jersey suffered a fire (the “2007 fire”) that damaged certain equipment and portions of the Company’s building.  The Company recorded an involuntary conversion loss of $0.3 million for the plant and equipment that was damaged, and incurred one-time expenses associated with the (“2007 fire”) of $0.4 million.  The Company submitted initial insurance claims seeking $1.7 million for expenses, losses and damages sustained as a result of the 2007 fire, for the period ending December 5, 2007.  As of December 5, 2007, the Company had received insurance proceeds of $1.0 million (which was held in escrow with the Company’s U.S. mortgage lender) from its insurance carrier, and the Company had recorded a receivable of $1.6 million in its Consolidated Balance Sheet (which includes the $1.0 million held in escrow by the Company’s U.S. mortgage lender) for fiscal year 2007.  As a result of the foregoing, the Company recorded a net gain of $0.9 million in the fourth quarter of fiscal year 2007 in impairment, restructuring and other costs (income).

Also in the fourth quarter of fiscal year 2007, the Company impaired certain equipment for $0.5 million and land for $0.1 million.  The equipment impairment was primarily due to the expected disposition of certain equipment owned by the Company’s Australian subsidiary at a loss in early fiscal year 2008.

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

Operating  income. Consolidated operating income was $29.8 million for fiscal year 2007, an increase of $8.5 million or 40% compared with fiscal year 2006.  This increase was caused primarily by the increase in gross profit (primarily caused by the volume increase) partially offset by the increase in SG&A.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss) by segment for the year ended September 30, 2007 compared to the year ended September 30, 2006

Operating income (loss)	Fiscal Year Ended September 30,
	2007	2006	Change	% Change

ICO Europe	$9,008	$6,021	$2,987	50%
Bayshore Industrial	15,358	14,843	515	3%
ICO Asia Pacific	5,914	2,412	3,502	145%
ICO Polymers North America	6,022	5,037	985	20%
ICO Brazil	301	(459)	760	N.M.*
Total reportable segments	36,603	27,854	8,749	31%
Unallocated General Corporate expense	(6,787)	(6,539)	(248)	4%
Consolidated	$29,816	$21,315	$8,501	40%

*Not meaningful.

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2007	2006		Increase (Decrease)
ICO Europe	5%	5%		–
Bayshore Industrial	14%	16%		(2%	)
ICO Asia Pacific	7%	5%		2%
ICO Polymers North America	15%	11%		4%
ICO Brazil	2%	(5%	)	7%
Consolidated	7%	7%		–

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

ICO Polymers North America’s operating income increased $1.0 million or 20% primarily due to the net gain of $0.9 million recorded as a result of the 2007 fire in the segment’s New Jersey location.

ICO Brazil’s operating income improved $0.8 million to income of $0.3 million due to a 19% increase in product sales volumes, as well as an improvement in feedstock margins per metric ton sold.

Interest expense, net.  Interest expense, net of interest income, increased $1.1 million in fiscal year 2007 compared to the prior year. This increase was a result of an increase in borrowings and lower cash balances due to the repurchase of the Company’s $6.75 convertible exchangeable preferred stock (the “Preferred Stock”) in the first quarter of fiscal year 2007.

Income taxes.  The Company’s effective income tax rate for continuing operations was an expense of 25% during fiscal 2007, compared to an expense of 30% during fiscal 2006.  The change was primarily due to the reversal of the valuation allowance in our Italian subsidiary.

Income from continuing operations.  Income from continuing operations improved from $13.5 million in fiscal 2006 to $19.8 million in fiscal year 2007 due to the factors discussed above.

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

In the fourth quarter of fiscal year 2006, the Company recorded a charge through discontinued operations of $2.1 million as the result of settlement of an environmental indemnity claim (the “NOV Claim”) resulting from the sale of the Company’s Oilfield Services business to NOV; this pre-tax charge was the primary reason for the Company’s loss from discontinued operations during fiscal year 2006.  The Company had asserted a claim against its insurance carrier (the “Insurance Claim”) seeking indemnity for payments made in connection with the NOV Claim.  The Company settled the Insurance Claim during the second quarter of fiscal year 2007 for $2.3 million, and therefore recognized a corresponding gain in that quarter through discontinued operations; this gain was the primary reason for the income from discontinued operations for fiscal year 2007.

Net Income.  Net income improved from $12.0 million in fiscal year 2006 to $21.1 million in fiscal year 2007 due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies during fiscal year 2007.

Revenues	$20.4 million
Operating income	1.2 million
Income from continuing operations before income taxes	1.0 million
Net income	0.9 million

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	2008	2007
Cash and cash equivalents	$5.6 million	$8.6 million
Working capital	$67.0 million	$57.9 million

Cash and cash equivalents decreased $3.0 million and working capital increased $9.1 million during fiscal year 2008 due to the factors described below.

Cash Flows

	Fiscal Year
	2008	2007	2006
	(Dollars in Thousands)
Net cash provided by operating activities by continuing operations	$13,825	$19,375	$13,498
Net cash used for investing activities	(11,172)	(10,662)	(8,067)
Net cash provided by (used for) financing activities	(5,266)	(17,736)	9,013
Net cash used for operating activities by discontinued operations	(31)	(294)	(353)
Effect of exchange rate changes	(328)	451	102
Net increase (decrease) in cash and cash equivalents	$(2,972)	$(8,866)	$14,193

Cash Flows From Operating Activities

During fiscal year 2008, the Company generated $13.8 million of cash provided by operating activities by continuing operations.  The $13.8 million cash flow was a decrease of $5.6 million compared to fiscal year 2007.  Contributing to the decrease was a decrease in the income from continuing operations of $4.4 million during fiscal year 2008.  Additionally, during the current fiscal year, the Company used $27.2 million of cash for accounts payable compared to generating cash of $25.8 million for accounts payable in the prior year period.  This change was due to the timing of inventory purchases and the higher inventory levels at the end of fiscal year 2007.  Partially offsetting those declines were changes in inventory and accounts receivable.  Inventories were a source of cash in the current year of $4.5 million compared to a use of cash of $13.5 million in the prior year period.  This change was primarily due to lower inventory volumes at the end of fiscal year 2008.  Accounts receivable in the current fiscal year generated cash of $16.9 million compared to a use of cash for accounts receivable of $20.7 million in the prior year period.  This change is due to a decline in revenues in the three months ended September 30, 2008 compared to the revenues in the three months ended September 30, 2007.

Net cash provided by operating activities by continuing operations during the fiscal year ended September 30, 2007 improved $5.9 million compared to the fiscal year ended September 30, 2006. Contributing to the increase was an increase in the income from continuing operations of $6.3 million during fiscal year 2007.  Accounts payable was also a source of cash in the current year of $25.8 million compared to a source of cash of $3.6 million in the prior year period due to the timing of inventory purchases as well as higher purchasing levels to support higher sales levels.  Partially offsetting these inflows was an increase in the use of cash during the current year to $13.5 million for inventory compared to a use of cash of $6.1 million in the prior year period.  This change was caused by an increase in the quantity of inventory on hand to meet the growth in customer demand.  An increase in the use of cash for accounts receivable from $9.0 million in 2006 to $20.7 million in 2007 resulting from the growth in revenues also partially offset the inflows.  Additionally, income taxes payable was a use of cash in the current year of $2.1 million primarily due to a U.S. tax payment related to taxable earnings in fiscal year 2006 paid during fiscal year 2007.

Cash Flows Used for Investing Activities

During fiscal year 2008, capital expenditures totaled $13.6 million, relating primarily to the Company’s relocation to Pennsylvania from its New Jersey facility which expanded the Company’s production capacity.  The Company leased a facility in Pennsylvania and incurred capital expenditures related to the build out of the leased facility.  The Company began production in the Pennsylvania facility in the third quarter of fiscal year 2008.  Approximately 58% of the $13.6 million of capital expenditures was spent in the Company’s ICO Polymers North America segment.  The Company received $2.3 million from its insurance carrier for reimbursements of costs associated with the 2007 fire in the Company’s New Jersey facility; this $2.3 million is classified in the statement of cash flow as investing activities.

Capital expenditures totaled $11.6 million during fiscal year 2007 and were related primarily to the expansion of the Company’s production capacity, the purchase of the factory formerly leased by our Malaysian operation and the construction of a new office building at the Company’s Bayshore Industrial plant.  Approximately $6.3 million of the $11.6 million of capital expenditures incurred during fiscal year 2007 was spent at the Company’s ICO Asia Pacific segment.

During fiscal year 2007, the Company completed the sale of a building previously owned by its Dutch subsidiary for net proceeds of $0.9 million, recording a pre-tax gain of $0.6 million.

Cash Flows Provided (Used For) Financing Activities

Cash used for financing activities decreased to $5.2 million during fiscal year 2008 compared to cash used of $17.7 million during fiscal year 2007.  The main reason for the decrease was the repurchase of the Company’s Preferred Stock in the prior year period for $28.5 million.

Cash used for financing activities increased to $17.7 million during fiscal year 2007 compared to cash provided of $9.0 million during fiscal year 2006.  The change was primarily due to the repurchase of the Company’s Preferred Stock for $28.5 million.

Financing Arrangements

The Company maintains several lines of credit.  The credit facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)
Borrowing Capacity (a)	$19.9	$28.1	$52.5	$58.6	$72.4	$86.7
Outstanding Borrowings	-	-	9.6	16.1	9.6	16.1
Net availability	$19.9	$28.1	$42.9	$42.5	$62.8	$70.6

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility, a five year $15.0 million term loan (of which $10.0 million remains outstanding as of September 30, 2008) and through an amendment in May 2008, an additional $5.0 million five year term loan (of which $4.4 million remains outstanding as of September 30, 2008).  The KeyBank Credit Agreement contains a variable interest rate and certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  During fiscal year 2008, the Company entered into interest rate swaps on its $10.0 million and $4.4 million term loans to essentially fix the interest rates subject to changes in the Company’s leverage ratio.  The interest rates as of September 30, 2008 were 4.1% and 5.2%, respectively.

The Credit Agreement establishing the Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict the Company’s ability to borrow under its Credit Agreement and could also be deemed an event of default under the Credit Agreement. A “material adverse change” is defined as a change in the financial or other condition, business, affairs or prospects of the Company, or their properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the credit agreement, on the Company.

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  These facilities either can be cancelled at the option of the lender or have a remaining maturity of less than twelve months.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $42.9 million as of September 30, 2008 and $42.5 million as of September 30, 2007.

At September 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $3.9 million of term debt and $2.1 million of short term borrowings under its credit facility with its lender in Australia.  Of the $42.9 million of total foreign credit availability as of September 30, 2008, $3.9 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The Company has classified all of the Australian term debt as current as of September 30, 2008.

Additionally, at September 30, 2008, the Company’s New Zealand subsidiary was in violation of a financial covenant related to $2.3 million of short term borrowings under its credit facility with its lender in New Zealand.  The Company obtained a waiver from its New Zealand lender for this violation.

The Company is currently in compliance with all of its credit facilities except in Australia as discussed above.

The weighted average interest rates charged on short-term borrowings under the Company’s various credit facilities at September 30, 2008 and 2007 were 7.8% and 7.6%, respectively.

Future Cash Requirements

Capital expenditures for fiscal year 2009 are currently estimated be approximately $4.0 million with an additional $8.0 million that could be spent for expansion opportunities depending on economic conditions.

The following summarizes our contractual obligations as of September 30, 2008.  Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at September 30, 2008.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in Thousands)
Term debt	$40,323	$15,201	$12,561	$3,987	$8,574
Operating leases	7,517	2,063	2,321	1,255	1,878
Short-term borrowings under credit facilities	9,607	9,607	-	-	-
Other long-term liabilities	2,728	-	200	200	2,328
Purchase obligations (a)	15,308	15,308	-	-	-
Interest expense on total debt	6,677	1,813	2,739	1,442	683
	$82,160	$43,992	$17,821	$6,884	$13,463

(a)  Includes purchase obligations related to inventory.

The Company anticipates that the existing cash balance as of September 30, 2008 of $5.6 million, additional borrowing capacity of $62.8 million under various foreign and domestic credit arrangements and cash flow from operations will provide adequate liquidity for fiscal year 2009 to pay for all current obligations, including capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however, that the Company will be successful in obtaining sources of capital that will be sufficient to support the Company’s requirements over the long-term.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect the Company, including by adversely affecting the availability and cost of short-term funds for the Company’s liquidity requirements and the Company’s ability to meet long-term commitments, which in turn could adversely affect the Company’s results of operations, cash flows and financial condition.

The Company relies on its current credit facilities to fund short-term liquidity needs if internal funds are not available from the Company’s operations. The Company also uses letters of credit issued under its revolving credit facilities to support its insurance policies and supplier purchases in certain business units. Disruptions in the capital and credit markets could adversely affect the Company’s ability to draw on its bank revolving credit facilities. The Company’s access to funds under its credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  The Company’s banks may not be able to meet their funding commitments to the Company if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed in its businesses. Any disruption could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, as well as reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

Many of the Company’s customers and suppliers also have exposure to risks that their businesses are adversely affected by the worldwide financial crisis and resulting potential disruptions in the capital and credit markets.  In the event that any of the Company’s significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, the Company may face disruptions in supply, significant reductions in demand for its products and services, inability of Customers to pay invoices when due, and other adverse effects that could negatively affect the Company’s financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

Other than operating leases, the Company does not have any financial instruments classified as off-balance sheet as of September 30, 2008 and 2007.

Forward-Looking Statements

Matters discussed and statements made in this document which are not historical facts and which involve substantial risks, uncertainties and assumptions are “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  The Company’s statements regarding future, projected or potential liquidity, acquisitions, market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, growth plans, capital expenditures and financial results are examples of such forward-looking statements.  Other examples of forward-looking statements include, but are not limited to, statements regarding trends in the marketplace, restrictions imposed by the Company’s outstanding indebtedness, changes in the cost and availability of resins (polymers) and other raw materials, demand for the Company's services and products, business cycles and other industry conditions, international risks, operational risks, the Company’s lack of asset diversification,  the timing of new services or facilities, the Company’s ability to compete, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of claims, litigation and environmental remediation, and the Company’s ability to manage global inventory, develop technology and proprietary know-how, and attract and retain key personnel. Actual results and outcomes can differ materially from results or outcomes suggested by these forward-looking statements due to a number of factors, the Company’s financial condition, results of litigation, results of operations, capital expenditures and other spending requirements, demand for the Company’s products and services, and the risks and risk factors referenced below and elsewhere in this document and those described in the Company’s other filings with the SEC.

You should carefully consider the factors in “Item 1A. Risk Factors” and other information contained in this document.  The risks and uncertainties described in Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us, which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the risks and uncertainties actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009.  The Company does not expect the implementation of SFAS 157 in fiscal year 2009 related to financial assets and financial liabilities to have a material impact on the Company’s financial position, results of operations and cash flows.  The remaining portions of SFAS 157 which relate to nonfinancial assets and nonfinancial liabilities will be adopted in fiscal year 2010.  The Company is currently evaluating the impact, if any, of this portion of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS No. 141 will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method  described in SFAS No. 128, "Earnings Per Share."  This FSP will be effective for the Company beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of September 30, 2008 and September 30, 2007, the Company had $26.2 million and $36.3 million of raw material inventory and $25.9 million and $22.6 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of September 30, 2008, the Company had $79.2 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the twelve months ended September 30, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of September 30, 2008 and September 30, 2007:

As of
	September 30,	September 30,
	2008	2007
(Dollars in Thousands)
Notional value	$8.3 million	$12.6 million
Fair market value	$(0.5) million	$0.7 million
Maturity Dates	October 2008	October 2007
	through February 2009	through December 2007

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of September 30, 2008, the Company had $11.6 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At September 30, 2008, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.1 million.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At September 30, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	September 30, 2008	of receivable
United States	Australia	$7.9 million	United States Dollar
Holland	United Kingdom	$2.2 million	Great Britain Pound
New Zealand	Australia	$2.0 million	New Zealand Dollar
United States	Malaysia	$1.5 million	United States Dollar
United States	United Arab Emirates	$1.5 million	United States Dollar
New Zealand	Malaysia	$1.0 million	New Zealand Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of September 30, 2008 and September 30, 2007.

As of
	September 30,	September 30,
	2008	2007
(Dollars in Thousands)
Notional value	$5.4 million	-
Fair market value	$(0.8) million	-
Maturity Dates	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of September 30, 2008, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank, National Association which currently have $10.0 million and $4.4 million outstanding.  The swaps lock in the Company’s interest rate on (i) the $10.0 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.4 million term loan at 3.69% plus the credit spread on the corresponding debt.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $14.4 million of the Company’s variable-rate term loan debt.

As of September 30, 2008, the Company calculated the estimated fair value of the $14.4 million notional swaps identified above to be an asset of $0.1 million.  The fair value is an estimate of the net amount that the Company would receive on September 30, 2008 if the agreements were transferred to another party or cancelled by the Company.

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

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that the internal control over financial reporting was effective as of September 30, 2008.  PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

P A R T    I I I

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and to the information under the caption “Section 16(a)” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2009 Annual Meeting of Shareholders.  The Proxy Statement or the information to be so incorporated will be filed with the SEC not later than 120 days subsequent to September 30, 2008.

The Company has adopted a Code of Business Ethics that applies to, among others, its Chief Executive Officer and Chief Financial Officer.  The Company’s Code of Business Ethics is available upon request by contacting the Company’s General Counsel at (713) 351-4100 or on our website at www.icopolymers.com.  If we make any substantive amendments to the Code of Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Ethics applicable to our Chief Executive Officer or Chief Financial Officer, we will make a public disclosure of the nature of such amendment or waiver on our website at www.icopolymers.com or in a current report on Form 8-K.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders.

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
Amendment No. 3 and Waiver to Credit Agreement, dated October 1, 2007, by and among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as “Borrowers”); KeyBank National Association, Wells Fargo Bank, National Association and the Other Lending Institutions Named Herein (as “Lenders”); and KeyBank National Association (as “an LC Issuer, Lead Arranger, Bookrunner and Administrative Agent”); and Wells Fargo Bank, National Association (as “Swing Line Lender”) (Exhibit 10.2 to Form 8-K filed on May 8, 2008)

10.6	-
Amendment No. 4 to Credit Agreement, dated May 2, 2008, by and among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as “Borrowers”); KeyBank National Association, Wells Fargo Bank, National Association and the Other Lending Institutions Named Herein (as “Lenders”); and KeyBank National Association (as “an LC Issuer, Lead Arranger, Bookrunner and Administrative Agent”); and Wells Fargo Bank, National Association (as “Swing Line Lender”) (Exhibit 10.1 to Form 8-K filed on May 8, 2008)

10.7	-
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc. (n/k/a National Oilwell Varco, Inc.), et al., as Buyers, and  ICO, Inc., et al., as Sellers (Exhibit 10.1 to Form 8-K filed on July 3, 2002)

10.8	-
Agreement of Settlement and Release in Full dated November 21, 2006, by and among National Oilwell Varco, Inc., et al., and ICO, Inc., et al.  (among other things, amending the term of the Purchase Agreement referenced above)  (Exhibit 10.1 to Form 8-K filed on November 22, 2006)

10.9	-	1994 Stock Option Plan of ICO, Inc. (Exhibit A to the Definitive Proxy Statement filed on June 24, 1994)
10.10	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan (Exhibit 10.11 to the Form 10-K filed on December 8, 2005)
10.11	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan (Exhibit 10.11 to Form 10-K filed on December 8, 2005)
10.12	-	Second Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (formerly known as the “ICO, Inc. 1998 Stock Option Plan”) (Exhibit 10.1 to Form 8-K filed on December 11, 2007)
10.13	-	2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (formerly known as the “1993 Stock Option Plan for Non-Employee Directors of ICO, Inc.”)
10.14	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to non-employee directors) (Exhibit 10.1 to Form 8-K filed on March 28, 2008)
10.15	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to employees) (Exhibit 10.1 to Form 8-K filed on August 17, 2007)
10.16	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated October 3, 2005 (Exhibit 10.1 to Form 8-K filed on October 7, 2005)
10.17	-	Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated November 18, 2005 (Exhibit 10.16 to Form 10-K filed on December 9, 2005)
10.18	-	First Amendment to Stock Option Agreement between ICO, Inc. and A. John Knapp, Jr., dated January 25, 2007 (Exhibit 10.2 to Form 8-K filed on January 31, 2007)
10.19	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., effective as of October 1, 2005 (Exhibit 10.2 to Form 8-K filed on October 7, 2005)
10.20	-	Second Amendment to Employment Agreement between ICO, Inc. and A. John Knapp, Jr., dated January 23, 2008 (Exhibit 10.1 to Form 8-K filed on January 29, 2008)
10.21	-	Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated February 15, 2001 (Exhibit 10.18 to Form 10-K filed on December 20, 2002)
10.22	-	First Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated July 31, 2002 (Exhibit 10.19 to Form 10-K filed on December 20, 2002)

10.23	-	Second Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated October 31, 2002 (Exhibit 10.20 to Form 10-K filed on December 20, 2002)
10.24	-	Fourth Amendment to Employment Agreement by and between ICO, Inc. and Bradley T. Leuschner, dated December 20, 2007 (Exhibit 10.1 to form 8-K filed on December 21, 2007)
10.25		-	Employment Agreement between ICO Technology, Inc. and Derek R. Bristow, dated December 20, 2007 (Exhibit 10.2 to Form 10-Q filed on December 21, 2007)
10.26		-	ICO, Inc. Fiscal Year 2008 Annual Incentive Bonus Plan Matrix – Chief Financial Officer (Exhibit 10.1 to Form 8-K filed on January 23, 2008)
ICO, Inc. Fiscal Year 2008 Annual Incentive Bonus Plan Matrix – Business Unit Presidents (Exhibit 10.2 to Form 8-K filed on January 23, 2008)
10.27		-	Stock Option Agreement between ICO, Inc. and Gregory T. Barmore, dated November 18, 2005 (Exhibit 10.1 to Form 8-K filed on March 15, 2006)
10.28		-	Stock Option Agreement between Gregory T. Barmore and ICO, Inc. dated November 18, 2005 (Exhibit 10.2 to Form 8-K filed on March 15, 2006)
10.29		-	First Amendment to Stock Option Agreement between ICO, Inc. and Gregory T. Barmore, dated January 25, 2007 (Exhibit 10.1 to Form 8-K filed on January 31, 2007)
21.1	*	-	Subsidiaries of the Company
23.1	*	-	Consent of independent registered public accounting firm
31.1	*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2	*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1	**	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2	**	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
______________________
*Filed herewith
**Furnished herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	December 9, 2008
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer, and	December 9, 2008
A. John Knapp, Jr.	Director (Principal Executive Officer)

/s/ Eugene R. Allspach	Director	December 9, 2008
Eugene R. Allspach

/s/ Eric O. English	Director	December 9, 2008
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 9, 2008
David E.K. Frischkorn, Jr.

/s/ Daniel R. Gaubert	Director	December 9, 2008
Daniel R. Gaubert

/s/ Max W. Kloesel	Senior Vice President, Bayshore Industrial and	December 9, 2008
Max W. Kloesel	Director

/s/ Kumar Shah	Director	December 9, 2008
Kumar Shah

/s/ Warren W. Wilder	Director	December 9, 2008
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 9, 2008

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
	2008	2007
ASSETS	(In Thousands, except share data)

Current assets:
Cash and cash equivalents	$5,589	$8,561
Trade receivables (less allowance for doubtful accounts
of $2,973 and $2,714, respectively)	75,756	95,142
Inventories	53,458	60,420
Deferred income taxes	2,056	1,778
Prepaid and other current assets	10,514	9,924
Total current assets	147,373	175,825

Property, plant and equipment, net	61,164	57,396
Goodwill	8,689	9,228
Other assets	3,870	3,768
Total assets	$221,096	$246,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$9,607	$16,133
Current portion of long-term debt	15,201	11,611
Accounts payable	37,674	66,906
Accrued salaries and wages	5,978	7,313
Income taxes payable	1,506	2,368
Other current liabilities	10,406	13,636
Total current liabilities	80,372	117,967

Long-term debt, net of current portion	25,122	29,605
Deferred income taxes	5,039	4,820
Other long-term liabilities	2,728	2,783
Total liabilities	113,261	155,175

Commitments and contingencies	─	─
Stockholders’ equity:
Convertible exchangeable preferred stock, without par value – 0 and 345,000 shares authorized; 0 and 46,381 shares issued and outstanding with a
liquidation preference of $0 and $5,812, respectively	─	2
Undesignated preferred stock, without par value – 500,000 and 155,000
shares authorized; no shares issued and outstanding	─	─
Common Stock, without par value 50,000,000 shares authorized;
27,727,344 and 26,709,370 shares issued and outstanding, respectively	54,756	47,659
Additional paid-in capital	72,241	74,920
Accumulated other comprehensive income	3,022	5,416
Accumulated deficit	(21,641)	(36,955)
Treasury Stock, at cost, 90,329 and 0 shares, respectively	(543)	─
Total stockholders’ equity	107,835	91,042
Total liabilities and stockholders’ equity	$221,096	$246,217

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2008	2007	2006
	(In Thousands, except share data)
Revenues:
Sales	$408,076	$379,344	$289,163
Services	38,625	38,573	35,168
Total revenues	446,701	417,917	324,331
Cost and expenses:
Cost of sales (exclusive of depreciation shown separately below)	347,259	320,018	238,735
Cost of services (exclusive of depreciation shown separately below)	26,298	24,153	22,493
Selling, general and administrative	41,254	37,676	34,284
Depreciation	7,420	7,136	7,287
Amortization of intangibles	111	115	99
Impairment, restructuring and other costs (income)	(1,348)	(997)	118
Operating income	25,707	29,816	21,315
Other income (expense):
Interest expense, net	(4,062)	(3,227)	(2,091)
Other income (expense)	(431)	(115)	75
Income from continuing operations before income taxes	21,214	26,474	19,299
Provision for income taxes	5,832	6,712	5,836
Income from continuing operations	15,382	19,762	13,463
Income (loss) from discontinued operations, net of benefit (provision) for income
taxes of $(36), $(730), and $786, respectively	(68)	1,356	(1,459)
Net income	$15,314	$21,118	$12,004
Preferred Stock dividends	(1)	(554)	(2,176)
Net gain on redemption of Preferred Stock	-	6,023	–
Net income applicable to Common Stock	$15,313	$26,587	$9,828

Basic and diluted income per share:
Basic net income per common share from continuing operations	$.56	$.97	$.44
Basic net income per common share	$.56	$1.02	$.38
Diluted net income per common share from continuing operations	$.55	$.71	$.43
Diluted net income per common share	$.55	$.76	$.37

Basic weighted average shares outstanding	27,271,000	26,030,000	25,680,000
Diluted weighted average shares outstanding	27,994,000	27,891,000	26,255,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities:	(Dollars in Thousands)
Net income	$15,314	$21,118	$12,004
(Income) loss from discontinued operations	68	(1,356)	1,459
Depreciation and amortization	7,531	7,251	7,386
Gain on involuntary conversion of fixed assets	(575)	(918)	–
Stock-based compensation expense	938	670	857
Impairment, restructuring and other costs	446	–	–
Changes in assets and liabilities providing/(requiring) cash:
Receivables	16,900	(20,741)	(9,021)
Inventories	4,512	(13,458)	(6,121)
Other assets	93	(1,498)	(1,874)
Income taxes payable	(1,741)	(2,050)	3,571
Deferred taxes	(87)	(551)	1,346
Accounts payable	(27,199)	25,802	3,612
Other liabilities	(2,375)	5,106	279
Net cash provided by operating activities by continuing operations	13,825	19,375	13,498
Net cash used for operating activities by discontinued operations	(31)	(294)	(353)
Net cash provided by operating activities	13,794	19,081	13,145
Cash flows used for investing activities:
Capital expenditures	(13,565)	(11,634)	(8,080)
Proceeds from involuntary conversion of long-lived assets	2,337	–	–
Proceeds from disposition of property, plant and equipment	56	972	13
Net cash used for investing activities for continuing operations	(11,172)	(10,662)	(8,067)
Cash flows provided by (used for) financing activities:
Common Stock issued	3,200	1,599	422
Increase (decrease) in short-term borrowings under credit facilities, net	(5,904)	(3,201)	7,977
Proceeds from long-term debt	8,239	20,395	11,930
Repayments of long-term debt	(8,262)	(7,488)	(10,990)
Redemption of Preferred Stock	(200)	(28,531)	–
Purchases of Treasury Stock	(1,027)	–	–
Payment of dividend on Preferred Stock	(1,312)	(246)	–
Debt financing costs	–	(264)	(326)
Net cash provided by (used for) financing activities for
continuing operations	(5,266)	(17,736)	9,013
Effect of exchange rates on cash	(328)	451	102
Net increase (decrease) in cash and equivalents	(2,972)	(8,866)	14,193
Cash and cash equivalents at beginning of period	8,561	17,427	3,234
Cash and cash equivalents at end of period	$5,589	$8,561	$17,427
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,315	$3,517	$2,365
Income taxes	4,850	9,000	2,390

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Treasure Shares	Treasury Stock Amount	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In Thousands, except share data)
Balance at September 30, 2005	-	$ -	$ 13	25,544,997	$ 44,265	$ 104,134		$ (1,245)	$ (70,077)	$ 77,090
Issuance of shares in connection with employee benefit plans	-	-	-	86,512	253	-		-	-	253
Issuance of stock options	-	-	-	-	-	857		-	-	857
Exercise of stock options	-	-	-	160,659	569	(147)		-	-	422
Translation adjustment	-	-	-	-	-	-	$ 1,013	1,013	-	1,013
Unrealized net gain on foreign currency hedges	-	-	-	-	-	-	78	78	-	78
Net income	-	-	-		-	-	12,004	-	12,004	12,004
Comprehensive income	-	-	-	-	-	-	$ 13,095

Balance at September 30, 2006	-	-	13	25,792,168	45,087	104,844		(154)	(58,073)	91,717
Issuance of shares in connection with employee benefit plans	-	-	-	68,854	456	-		-	-	456
Issuance of stock options	-	-	-	-	-	592		-	-	592
Adjustment to initially apply SFAS 158 (net of tax of $0.1 million)	-	-	-	-	-	-		(364)	-	(364)
Exercise of stock options	-	-	-	617,346	1,900	(301)		-	-	1,599
Convertible Exchangeable Preferred Stock redemption (See note 11)	-	-	(11)	-	-	(28,520)		-	-	(28,531)
Convertible Exchangeable Preferred Stock dividend (See Note 11)	-	-	-	-	-	(1,557)		-	-	(1,557)
Convertible Exchangeable Preferred Stock conversion (See Note 11)	-	-	-	23,622	216	(216)		-	-	-
Issuance of restricted stock to employees, net of forfeitures	-	-	-	207,380	-	78		-	-	78
Translation adjustment	-	-	-	-	-	-	$ 6,625	6,625	-	6,625
Unrealized net loss on foreign currency hedges	-	-	-	-	-	-	(691)	(691)	-	(691)
Net income	-	-	-	-	-	-	21,118	-	21,118	21,118
Comprehensive income	-	-	-	-	-	-	$ 27,052

Balance at September 30, 2007	-	-	2	26,709,370	47,659	74,920		5,416	(36,955)	91,042
Issuance of shares in connection with employee benefit plans	-	-	-	34,047	479	-		-	-	479
Issuance of stock options	-	-	-	-	-	270		-	-	270
Exercise of stock options	-	-	-	534,440	2,180	1,020		-	-	3,200
Convertible Exchangeable Preferred Stock redeption (See Note 11)	-	-	-	-	-	(200)		-	-	(200)
Convertible Exchangeable Preferred Stock dividend (See Note 11)	-	-	-	-	-	(1)		-	-	(1)
Convertible Exchangeable Preferred Stock conversion (See Note 11)	-	-	(2)	486,321	4,438	(4,436)		-	-	-
Issuance of restricted stock, net of forfeitures	-	-	-	53,495	-	668		-	-	668
Treasury Stock	90,329	(543)	-	(90,329)	-	-		-	-	(543)
Translation adjustment	-	-	-	-	-	-	$ (3,706)	(3,706)	-	(3,706)
Unrealized net gain on foreign currency hedges	-	-	-	-	-	-	$ 525	525	-	525
Realized net gain on foreign currency hedges	-	-	-	-	-	-	691	691	-	691
Unrealized net gain on interest rate swaps	-	-	-	-	-	-	96	96	-	96
Net income	-	-	-	-	-	-	15,314	-	15,314	15,314
Comprehensive income	-	-	-	-	-	-	$ 12,920
Balance at September 30, 2008	90,329	$ (543)	$ -	27,727,344	$ 54,756	$ 72,241		$ 3,022	$ (21,641)	$ 107,835

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

ICO, Inc. and its subsidiaries (“the Company”) manufacture specialty resins and concentrates and provide specialized polymers processing services.  The specialty resins manufactured by the Company are typically produced into a powder form.  Concentrates produced by the Company generally are mixed by customers with polymer filler resins to give plastic films desired characteristics and to reduce customer’s raw material costs.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt-blended into base resins to give plastic films and other finished products desired physical properties.  The Company also provides toll processing services including ambient grinding, jet milling, compounding and ancillary services for polymer resins produced in pellet form as well as other material. These products and services are provided through the Company’s 20 operating facilities located in 9 countries in the Americas, Europe and Asia Pacific.  The Company’s customers include major chemical companies, polymer production affiliates of major oil exploration and production companies, and manufacturers of plastic products.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring use of estimates relate to valuation allowances for deferred tax assets, workers compensation, inventory reserves, allowance for doubtful accounts related to accounts receivable and commitments and contingencies, including legal and environmental claims.

The valuation of deferred tax assets is based upon estimates of future pretax income in determining the ability to realize the deferred tax assets in each taxing jurisdiction.  Estimates for workers’ compensation liabilities are due to the Company being partially self-insured in the United States with stop loss insurance coverage limiting the Company’s exposure per claim.  Estimates are made for ultimate costs associated with workers’ compensation claims.  Inventory reserves are estimated based upon the Company’s review of its inventory.  This review requires the Company to estimate the fair market value of certain inventory that has become old or obsolete.  Determining the amount of the allowance for doubtful accounts involves estimating the collectability of customer accounts receivable balances.  Estimates surrounding commitments and contingencies are related primarily to litigation claims for which the Company evaluates the circumstances surrounding the claims to determine how much expense, if any, the Company should record.  Actual results could differ from the estimates discussed above.  Management believes that its estimates are reasonable.

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

▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.
▪	Collectability is reasonably assured: The Company has a customer credit policy to ensure collectability is reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in our service revenues are processing services performed on customer-owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer-owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of our toll processing services.  Shipping of the product to and from our facilities is determined by and paid for by the customer.  The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

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

Trade Receivables – Trade receivables are recorded at the invoiced amount and typically do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company does not have any off -balance sheet credit exposure related to its customers.

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

Goodwill – The Company does not amortize goodwill.  However, the Company tests annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired) using the market value approach and income approach.  The Company’s goodwill is recorded in the Company’s Bayshore Industrial and ICO Asia Pacific segments.  For fiscal year 2008, the Company completed its annual impairment testing as of September 30, 2008 which resulted in no impairment loss being recognized.

Currency Translation - Amounts in foreign currencies are translated into U.S. Dollars. When local functional currency is translated to U.S. Dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.  Net foreign currency transaction gains (losses) were not significant in fiscal years 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2008 and 2007.

Years Ended
September 30,
	2008	2007
Revenues	$29.1 million	$20.4 million
Operating income	1.6 million	1.2 million
Income from continuing operations before income taxes	1.3 million	1.0 million
Net income	1.0 million	0.9 million

Stock-based Compensation  –  The Company expenses stock-based payment transactions using the grant-date fair value-based method.  Outstanding awards under the Company’s plans vest over periods ranging from immediate vesting to four years.  The Company expenses the fair value of stock option and restricted stock awards over the vesting period, where applicable.  In stock-based awards with a graded vesting schedule, the Company recognizes the fair value of the stock-based award over the requisite service period applicable to the entire award and ensures that the amount recognized at any date at least equals the portion of the grant-date value of the stock-based compensation that has vested.

Environmental - Environmental expenditures that relate to current operations are expensed as incurred.  Expenditures that relate to an existing condition caused by past operations and which do not contribute to generating current or future revenue are also expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action.  Also, see Note 15 – “Commitments and Contingencies.”

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

Forward Exchange Agreements - All derivative financial instruments are recognized in the financial statements and measured at fair value.  Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recognized in stockholders’ equity (as a component of comprehensive income (loss)).  The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2008, 2007 and 2006.  Cash flows from the derivative financial instruments which are classified as cash flow hedges have been classified in the same category as the item being hedged in the Consolidated Statement of Cash Flows.

Sales Taxes – The Company presents its revenues in the Statement of Operations net of any sales taxes (excluded from revenues).

Reclassifications – Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2008 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines “fair value,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  This standard will be effective for the Company starting with our interim period ending December 31, 2008.  The provisions of SFAS 157 are to be applied prospectively upon adoption, except for limited specified exceptions.  The adoption of certain portions of FAS 157 has been deferred to later years, although the Company is required to adopt part of SFAS 157 in fiscal year 2009.  The Company does not expect the implementation of SFAS 157 in fiscal year 2009 related to financial assets and financial liabilities to have a material impact on the Company’s financial position, results of operations and cash flows.  The remaining portions of SFAS 157 which relate to nonfinancial assets and nonfinancial liabilities will be adopted in fiscal year 2010.  The Company is currently evaluating the impact, if any, of this portion of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS No. 141 will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method  described in SFAS No. 128, "Earnings Per Share."  This FSP will be effective for the Company beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), and end users such as rotational molders.  No single customer accounted for more than 10% of revenues during fiscal years 2008, 2007 and 2006.  The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company provides allowances for potential credit losses when collection becomes doubtful.  Accordingly, management considers such credit risk to be limited.

Note 3 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, accounts payable, short-term and long-term debt, interest rate swaps and foreign currency derivative contracts.  The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short term debt approximate fair value due to the highly liquid nature of these short-term instruments.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt approximates fair value.

The Company does enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with Statement of Financial Accounting Standards No. 133, as amended and interpreted (“SFAS No. 133”), the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness of the Company’s designated cash flow hedging instruments was not a significant amount for the twelve months ended September 30, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of September 30, 2008 and September 30, 2007:

As of
	September 30,	September 30,
	2008	2007
(Dollars in Thousands)
Notional value	$8.3 million	$12.6 million
Fair market value	$(0.5) million	$0.7 million
Maturity Dates	October 2008	October 2007
	through	through
	February 2009	December 2007

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of September 30, 2008 and September 30, 2007.

As of
	September 30,	September 30,
	2008	2007
(Dollars in Thousands)
Notional value	$5.4 million	-
Fair market value	$(0.8) million	-
Maturity Dates	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of September 30, 2008, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank, National Association which currently have $10.0 million and $4.4 million outstanding.  The swaps lock in the Company’s interest rate on (i) the $10.0 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.4 million term loan at 3.69% plus the credit spread on the corresponding debt.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $14.4 million of the Company’s variable-rate term loan debt.

As of September 30, 2008, the Company calculated the estimated fair value of the $14.4 million notional swaps identified above to be an asset of $0.1 million.  The fair value is an estimate of the net amount that the Company would receive on September 30, 2008 if the agreements were transferred to another party or cancelled by the Company.

Note 4 – Goodwill

The changes in the carrying amount of goodwill for the years ended September 30, 2008 and 2007 are as follows:

	ICO Asia Pacific	Bayshore Industrial	Total

Balance at September 30, 2006	$4,092	$4,493	$8,585
Foreign currency impact	643	-	643
Balance at September 30, 2007	4,735	4,493	9,228
Foreign currency impact	(539)	-	(539)
Balance at September 30, 2008	$4,196	$4,493	$8,689

Note 5 – Impairment, Restructuring and Other Costs (Income)

On July 2, 2007, the Company’s facility in New Jersey suffered a fire (the “2007 fire”) that damaged certain equipment and one of the facility’s buildings.  During fiscal year 2008, the Company received in aggregate $3.5 million from its insurance carrier for reimbursement of costs associated with the 2007 fire, $2.3 million of which is classified in the statement of cash flows as investing activities.  The remaining $1.2 million in insurance proceeds received as a result of the 2007 fire is reflected in the statement of cash flows as operating activities.  As of September 30, 2008, the Company recorded a receivable of $1.5 million in its consolidated balance sheet for total insurance recoveries of $5.0 million associated with the 2007 fire, $3.4 million of which was recognized in the fiscal year 2008 consolidated statement of operations and $1.6 million of which was recognized in fiscal year 2007.  The $1.5 million receivable was received in November 2008.  The Company also incurred one-time expenses associated with the fire of $0.7 million during fiscal year 2008.  As a result of the above, the Company recognized a net gain of $2.7 million in fiscal year 2008 in impairment restructuring and other costs (income).

On July 26, 2008, the Company’s facility in New Jersey suffered a fire (the “2008 fire”) which caused damage to one of the facility’s buildings.  In connection with the 2008 fire, the Company recorded an involuntary conversion loss of $0.5 million for damage to the building and incurred one-time expenses associated with the fire of $0.7 million.  The Company recorded a receivable in the fourth quarter of fiscal 2008 for $0.4 million related to its initial insurance claims for damages resulting from the 2008 fire, which was received in November 2008.  As a result of the foregoing, the Company recorded a net loss of $0.8 million in the fourth quarter of fiscal year 2008 in impairment, restructuring and other costs (income).

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates.  As a result of the closure, the Company recorded a $0.4 million impairment related to property, plant and equipment.

During the fourth quarter of fiscal year 2008, the Company incurred costs of $0.1 million as a result of Hurricane Ike which caused minor damage to the Company’s China, Texas plant.

As a result of the 2007 and 2008 fires, the United Arab Emirates plant closure, and the costs incurred as a result of Hurricane Ike, the Company recorded a net gain of $1.3 million for fiscal year 2008 in impairment, restructuring and other costs (income).

During fiscal year 2007, the Company recorded a net gain of $1.0 million in impairment, restructuring and other costs.  The Company recorded a net gain of $0.9 million associated with the July 2007 fire.  The Company also impaired property, plant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and equipment in two of the Company’s locations outside of the United States for $0.6 million, and recorded a pre-tax gain of $0.6 million related to the sale of real estate previously owned by the Company’s Dutch subsidiary.

In the first quarter of fiscal year 2006, the Company incurred costs of $0.1 million as a result of Hurricane Rita which caused minor damage to the Company’s China, Texas plant and lease cancellation costs associated with its European technical center.

Note 6 – Inventories

Inventories at September 30 consisted of the following:

	2008	2007
	(Dollars in Thousands)
Raw materials	$26,166	$36,268
Finished goods	25,868	22,621
Supplies	1,424	1,531
Total Inventory	$53,458	$60,420

Note 7 – Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:
	Total
	2008	2007
	(Dollars in Thousands)
Machinery and equipment	$99,700	$97,271
Buildings and improvements	32,095	28,982
Land and improvements	5,925	5,852
Construction in progress	4,527	6,006
	142,247	138,111
Accumulated depreciation	(81,083)	(80,715)
Property, plant and equipment, net	$61,164	$57,396

Note 8 - Long-term Debt

Long-term debt at September 30, 2008 and 2007 consisted of the following.

	September 30, 2008	September 30, 2007
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly with a fixed interest rate through October 2011 (due to an interest rate swap). Interest rates as of September 30, 2008 and September 30, 2007 were 4.1% and 6.8%, respectively.	$10,000	$13,333
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly with a fixed interest rate through September 2012 (due to an interest rate swap). Interest rate as of September 30, 2008 was 5.2%.	4,444	-
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,758	6,408
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of September 30, 2008, these loans had a weighted average interest rate of 6.1% with maturity dates between November 2008 and May 2021. The interest and principal payments are made monthly.	8,064	8,780
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of September 30, 2008, these loans had a weighted average interest rate of 7.2% with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	12,057	12,695
Total term debt	40,323	41,216
Less current maturities of long-term debt	15,201	11,611
Long-term debt less current maturities	$25,122	$29,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s total carrying amount of assets pledged as collateral on its long-term loans and credit arrangements is approximately $155.0 million, comprised mainly of certain property, plant and equipment, accounts receivable and inventory.

During fiscal year 2008, the Company entered into interest rate swaps on its $10.0 million and $4.4 million term loans to essentially fix the interest rates subject to changes in the Company’s leverage ratio.  The interest rates as of September 30, 2008 were 4.1% and 5.2%, respectively.

At September 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $3.9 million of term debt and $2.1 million of short term borrowings under its credit facility with its lender in Australia.  The Australian covenant not met related to a metric of profitability compared to interest expense. The Company has classified all of the Australian term debt as current as of September 30, 2008.

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
(Dollars in Thousands)
2009	$15,201
2010	6,755
2011	5,806
2012	2,537
2013	1,450
Thereafter	8,574

Note 9 - Credit Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007
	(Dollars in Millions)
Borrowing Capacity (a)	$19.9	$28.1	$52.5	$58.6	$72.4	$86.7
Outstanding Borrowings	-	-	9.6	16.1	9.6	16.1
Net availability	$19.9	$28.1	$42.9	$42.5	$62.8	$70.6
(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility, a five year $15.0 million term loan (of which $10.0 million remains outstanding as of September 30, 2008) and through an amendment in May 2008, an additional $5.0 million five year term loan (of which $4.4 million remains outstanding as of September 30, 2008).  The KeyBank Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.

The Credit Agreement establishing the Credit Facility contains financial covenants including minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict the Company’s ability to borrow under its Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in the financial or other condition, business, affairs or prospects of the Company, or their properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the credit agreement, on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  These facilities either can be cancelled at the option of the lender or have a remaining maturity of less than twelve months.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $42.9 million as of September 30, 2008 and $42.5 million as of September 30, 2007.  Of the $42.9 million of total foreign credit availability as of September 30, 2008, $3.9 million related to the Company’s Australian subsidiary.

Additionally, at September 30, 2008, the Company’s New Zealand subsidiary was in violation of a financial covenant related to $2.3 million of short term borrowings under its credit facility with its lender in New Zealand.  The Company obtained a waiver from its New Zealand lender for this violation.

The Company is currently in compliance with all of its credit facilities except in Australia as discussed above.

Approximately 48% of the Company’s net assets are restricted from being distributed to the parent company without approval from certain foreign lenders or as a result of other restrictions.

The weighted average interest rate charged on short-term borrowings under the Company’s various credit facilities at September 30, 2008 and 2007 was 7.8% and 7.6%, respectively.

Note 10 – Earnings (Loss) Per Share (“EPS”)

The Company presents both basic and diluted EPS amounts.  Basic EPS is computed by dividing income applicable to Common Stock by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

Basic and diluted earnings per share for the years ended September 30, 2008, 2007 and 2006 are presented below:

	Years Ended
	September 30,
	2008	2007	2006
Basic income per share:
Income from continuing operations	$.56	$.97	$.44
Income (loss) from discontinued operations	-	.05	(.06)
Basic net income per common share	$.56	$1.02	$.38

Diluted income per share:
Income from continuing operations	$.55	$.71	$.43
Income (loss) from discontinued operations	-	.05	(.06)
Diluted net income per common share	$.55	$.76	$.37

For fiscal year 2007, the Company includes the net gain on repurchase of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million in computing basic earnings per share, but the gain is excluded in the computation of diluted earnings per share.  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the reconciliation from net income to net income applicable to Common Stock used in computing basic earnings per share:

	Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Net income	$15,314	$21,118	$12,004
Preferred Stock dividends	(1)	(554)	(2,176)
Net gain on redemption of Preferred Stock	-	6,023	–
Net income applicable to Common Stock	$15,313	$26,587	$9,828

In computing diluted earnings per share, the Company follows the if-converted method, which assumes the conversion of dilutive convertible securities.  For fiscal year 2007, the Preferred Stock repurchased was treated as being converted at the beginning of fiscal year 2007.  Consequently, the net gain on the repurchase of the Preferred Stock and the undeclared and unpaid Preferred Stock dividends were not included in computing net income applicable to Common Stock.  The following presents the reconciliation from net income to net income applicable to Common Stock used in computing diluted earnings per share:

	Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Net income	$15,314	$21,118	$12,004
Preferred Stock dividends	(1)	–	(2,176)
Net income applicable to Common Stock	$15,313	$21,118	$9,828

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from outstanding restricted stock awards using the treasury stock method, assumed conversion of the outstanding Preferred Stock during the year ended September 30, 2008 and 2007 and assumed conversion of the Preferred Stock redeemed during the year ended September 30, 2008 and 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts:

	Years Ended
	September 30,
Weighted-average shares outstanding:	2008	2007	2006

Basic	27,271,000	26,030,000	25,680,000
Incremental shares from
Preferred Stock	33,000	892,000	–
Incremental shares from stock based
Compensation	690,000	969,000	575,000
Diluted	27,994,000	27,891,000	26,255,000

The total amount of anti-dilutive securities for the years ended September 30, 2008, 2007 and 2006 were as follows:

	Years Ended
	September 30,
	2008	2007	2006

Stock options	357,000	590,000	1,546,000
Restricted stock	227,000	196,000	–
Outstanding Preferred Stock	–	–	3,534,600
Total shares of anti-dilutive securities	584,000	786,000	5,080,600

Note – 11 Stockholders’ Equity

On September 8, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over the next two years  (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008 the Company repurchased 90,329 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.99 per share, for total cash consideration of $0.5 million.  As of September 30, 2008, $11.5 million was available under the Share Repurchase Plan to repurchase additional shares of Common Stock.  Subsequent to September 30, 2008, the Company repurchased 487,752 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.04 per share, for total cash consideration of $2.5 million.

During November 1993, the Company completed its initial offering of the Preferred Stock.  The shares of Preferred Stock were evidenced by and traded as depositary certificates (“Depositary Shares”), each representing 1/4 of a share of Preferred Stock.  A total of 1,290,000 Depositary Shares were sold at a price of $25 per share.  Each share of Preferred Stock was convertible into 10.96 shares of the Company’s Common Stock (equivalent to 2.74 shares of Common Stock per Depositary Share) at a conversion price of $9.125 per share of Common Stock.  Preferred Stock dividends of $1.6875 per Depositary Share were paid quarterly through December 31, 2002.  Quarterly dividends were not paid or declared on the Preferred Stock from the quarter ending March 31, 2003 through the quarter ending September 30, 2006 and, therefore, dividends in arrears through September 30, 2006 aggregated $8.2 million, or $6.33 per Depositary Share.  Dividends on Preferred Stock were cumulative and missed dividends accrued to the liquidation preference of the Preferred Stock.

During the quarter ended December 31, 2006, the Company repurchased 1,095,853 Depositary Shares for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the repurchase.  In September 2007, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock.  As of September 30, 2007, there were 185,523 Depositary Shares outstanding and dividends in arrears of $1.2 million.  The $1.2 million of dividends in arrears was paid in October 2007.  In addition, four quarterly dividends aggregating $0.3 million or $1.6875 per Depositary Share were declared in fiscal year 2007.

During fiscal year 2008, 177,518 Depositary Shares were converted into 486,321 shares of Common Stock.  The remaining 8,005 Depositary Shares were redeemed by the Company at $25 per Depositary Share for a total consideration of $0.2 million.  As all of the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption, no shares of Preferred Stock or Depositary Shares remain outstanding.

As noted above, no cash dividends were paid on the Company’s Preferred Stock during fiscal year 2006.  During fiscal year 2008 and 2007, total dividends declared on the Company’s Preferred Stock were $1,300 and $1.6 million.  Cumulative liquidating dividends on the Company’s Preferred Stock paid out of Additional Paid-in Capital through September 30, 2008 totaled $9.3 million.  Cumulative dividends on the Company’s Preferred Stock paid out of Accumulated Deficit totaled $12.1 million through September 30, 2008.

There were no dividends paid on the Company’s Common Stock during the fiscal years ended September 30, 2008, 2007 and 2006.  Cumulative liquidating dividends on the Company’s Common Stock paid out of Additional Paid-in Capital through September 30, 2008 totaled $5.7 million.  Cumulative dividends on the Company’s Common Stock paid out of Accumulated Deficit totaled $7.8 million through September 30, 2008.

Note 12 – Stock-Based Compensation

Stock Options

Options issued under the Company’s plan providing for the issuance of stock options to non-employee directors (“Director Plan”) are non-qualified stock options.  Prior to fiscal year 2008, the non-employee directors received an annual stock option award.  Pursuant to the terms of the Director Plan and stock option award agreements entered into pursuant to the Director Plan, all outstanding director stock options, which were awarded in or prior to fiscal year 2007, have vested and are exercisable by the non-employee directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2008, the Company’s shareholders approved an amendment to the Director Plan, to allow for restricted share awards to non-employee directors.  In fiscal year 2008, non-employee directors did not receive any stock option awards, and instead received awards of restricted shares.  The Company’s current policy is to award stock-based compensation in the form of restricted stock, rather than stock options, to non-employee directors.  As of September 30, 2008, options to purchase 80,000 shares with a weighted average price of $3.20 per share had been granted and were outstanding under the terms of the Director Plan.  All of these options have vested and are exercisable by non-employee directors.

The Company’s plans providing for the issuance of stock options to officers and other key employees (“Employee Plans”) provide for the issuance of both incentive and non-qualified stock options.  Employee stock options may vest immediately, or may vest over a specified employment period after the date of grant, and may have a term of up to 10 years after the grant date during which they can be exercised, as set forth in the applicable award agreement.  In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new options therefore, all outstanding options that have not yet vested shall become fully vested prior to the effective date of such transaction unless the award agreement expressly provides otherwise.  As of September 30, 2008, options to purchase 933,000 shares, with a weighted average exercise price of $3.27 per share, had been granted and were outstanding under the terms of the Employee Plans, of which 742,000 shares, with a weighted average exercise price of $2.80 per share, had vested and were exercisable by employees.

The Company uses the Black-Scholes pricing model to calculate the grant date fair value of its options for accounting purposes.  The following table presents the assumptions used in valuing options granted during fiscal years 2007 and 2006.  There were no stock options granted during fiscal year 2008.

	Fiscal Year Ended September 30,
	2007	2006
Weighted average fair value	$3.25	$1.84

Assumptions used:
Expected life of stock options	5.0 years	5.2 years
Expected dividend yield over life of stock options	0%	0%
Expected stock price volatility	51%	57%
Risk-free interest rate	4.23%	4.37%

The following is a summary of stock option activity for the twelve months ended September 30, 2008:

		Weighted	Weighted
	Option	Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at beginning of year	1,548	$3.05
Granted	-	-
Exercised	(534)	2.64
Forfeited/cancelled	(1)	1.45
Outstanding at end of year	1,013	$3.27	5 years	$2.4 million
Options exercisable at year end	822	$2.84	4 years	$2.3 million

Total stock option compensation expense included in selling, general and administrative (“SG&A”) expense in the Company’s Consolidated Statement of Operations was $0.3 million, $0.6 million, and $0.9 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.  All of our stock option compensation expense relates solely to employees and members of the Company’s Board of Directors whose cash compensation is classified as SG&A expense.  The total income tax benefit (provision) recognized related to stock option activity in the Consolidated Statement of Operations was $0.2 million, $0.2 million, and $0.2 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2008, 2007 and 2006 was $2.5 million, $4.4 million, and $0.4 million, respectively, and the total cash received was $1.4 million, $1.3 million, and $0.4 million, respectively.

A summary of the status of the Company’s outstanding option awards that have not yet vested as of September 30, 2008, as well as other changes in the status of outstanding options during the twelve months ended September 30, 2008, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2007	495	$2.05	$3.89
Granted	-	-	-
Vested	(304)	$1.70	$3.12
Forfeited	-	-	-
Nonvested at September 30, 2008	191	$2.61	$5.10

As of September 30, 2008, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations relating to the 191,000 non-vested stock options was $0.3 million, which will be recognized over a weighted-average period of approximately 1.5 years.

Restricted Stock Awards

In addition to stock options, non-employee directors, officers and other key employees may be granted restricted stock awards, which are awards of Common Stock with no exercise price.  Pursuant to the terms of the Company’s plans providing for restricted stock awards (the Director Plan and Employee Plans), referenced above, restricted stock awards may be subject to cliff or graded (time-based) vesting or performance-based vesting, with a minimum one-year vesting period.

We determine the grant date fair value of restricted stock awards for accounting purposes based on the closing market price of our Common Stock on the date of grant.  Compensation costs for restricted stock awards with time-based vesting are recognized on a straight-line basis over the vesting or service period and are net of forfeitures.

The following table summarizes information about restricted stock awards made to employees and non-employee directors during the fiscal year ended September 30, 2008.

Restricted stock	Shares (000’s)	Weighted Average Grant-Date Fair Value Per Share

Issued and outstanding at September 30, 2007	207	$10.05
Issued	89	7.43
Vested	-	-
Forfeited	(35)	8.94
Issued and outstanding at September 30, 2008	261	$9.31

As of September 30, 2008, there was $1.4 million of unrecognized compensation cost related to the nonvested restricted stock awards.  This cost is expected to be recognized over a weighted-average period of two years.  The compensation cost charged against income for restricted stock was $0.7 million, $0.1 million, and $0 for the years ended September 30, 2008, 2007 and 2006, respectively.  The income tax benefit recognized in income related to this compensation expense was $0.2 million, $0 and $0, respectively, for the same periods.

There were 445,000, 498,000, and 266,000 shares available for awards under all of the Company’s stock-based incentive plans at September 30, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Income Taxes

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Domestic	$7,699	$15,668	$12,269
Foreign	13,515	10,806	7,030
	$21,214	$26,474	$19,299

The expense (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Current:
Domestic	$2,352	$4,066	$3,972
Foreign	3,858	2,912	1,942
	6,210	6,978	5,914
Deferred:
Domestic	126	554	89
Foreign	(504)	(820)	(167)
	(378)	(266)	(78)
Total:
Domestic	2,478	4,620	4,061
Foreign	3,354	2,092	1,775
	$5,832	$6,712	$5,836

A reconciliation of the income tax provision, for continuing operations at the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Tax expense at statutory rate	$7,425	$9,266	$6,755
Change in the deferred tax assets valuation allowance	(699)	(1,574)	(842)
Foreign tax rate differential	(298)	(77)	156
Adjustment to tax contingency	-	(350)	(340)
Chargeback reimbursements	(163)	(422)	-
Tax credits	(379)	(36)	-
Other, net	(54)	(95)	107
Income tax provision	$5,832	$6,712	$5,836

Effective income tax rate	27.5%	25.4%	30.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements.  The significant components of the balances are as follows:

	September 30,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Net operating loss carry-forwards	$1,151	$851
Depreciation	1,590	1,157
Compensation accruals	1,379	1,670
Other accruals	299	297
Other intangibles	250	441
Goodwill (foreign)	159	451
Inventory	371	386
Bad debt allowance	380	267
Insurance accruals	357	316
Other	129	42
	6,065	5,878
Deferred tax liabilities:
Depreciation and land	(5,997)	(5,332)
Other	(342)	(341)
	(6,339)	(5,673)

Valuation allowance on deferred tax assets	0	(699)

Net deferred tax liability	$(274)	$(494)

The total net deferred tax asset at September 30, 2008 is comprised of $2.0 million of net current deferred tax assets and $2.3 million of net non-current deferred tax liabilities.  The net operating loss carry-forward of the Company’s Brazilian subsidiary is $1.5 million and can be carried forward indefinitely. The Company’s Australian subsidiary has a net operating loss as a result of current year losses in the amount of $2.1 million.

During fiscal year 2008, the Company reversed the valuation allowance against the deferred tax asset of its Brazilian subsidiary in the amount of $0.7 million.  This was based on the Company’s analysis of the profitability of the Brazilian subsidiary.  The Brazilian subsidiary had cumulative taxable income from 2004 to 2007 and is projecting taxable income in the future.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or deemed remitted or should the Company sell its stock in the subsidiaries.  The Company has unremitted earnings from foreign subsidiaries of approximately $26.7 million. The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those earnings that were repatriated under the American Jobs Creation Act, will be permanently reinvested.

Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for “uncertain tax positions” (as the term is defined in FIN 48). On October 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  The Company also adopted the accounting policy to classify any interest and penalties on unrecognized tax positions as income tax in the event any arise in the future.  The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months. As of September 30, 2008, the Company has no uncertain tax positions.

In April 2008, the Company received a letter from the Internal Revenue Service notifying the Company that the 2006 federal income tax return had been selected for examination.  The Internal Revenue Service review began in June 2008 and is currently ongoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years that remain subject to examination for the Company's major tax jurisdictions are shown below:

Taxing Jurisdiction		Years Open
Australia		2004-2007
Brazil		2002-2007
France		2006-2007
Italy		2003-2007
Malaysia		2002-2007
New Zealand		2003-2007
Netherlands		2002-2007
United Kingdom		2007
United States	Federal	2005-2007

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

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The insurance contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon.  Aegon has a Standard and Poor’s financial strength rating of AA-. The premiums paid for the insurance contracts of $0.4 million, $0.6 million, and $0.6 million for fiscal years ended September 30, 2008, 2007 and 2006, respectively, are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The defined contribution plan expense for the years ended September 30, 2008, 2007 and 2006 was $1.4 million, $1.2 million, and $1.0 million, respectively.  The defined benefit plan pension expense for the years ended September 30, 2008, 2007 and 2006 was $0.5 million, $1.0 million, and $0.7 million, respectively.

Note 15 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates.  Rental expense was approximately $2.8 million in 2008, $2.4 million in 2007, and $2.1 million in 2006.  Future minimum rental payments as of September 30, 2008 are due as follows:

2009	$2.1 million
2010	$1.3 million
2011	$1.0 million
2012	$0.7 million
2013	$0.5 million
Thereafter	$1.9 million

The Company has letters of credit outstanding in the United States of $1.6 million and $1.9 million as of September 30, 2008 and September 30, 2007, respectively, and foreign letters of credit outstanding of $5.1 million and $11.8 million as of September 30, 2008 and September 30, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thibodaux Litigation.  Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”).  Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies.  Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”).  NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM.  The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux.  Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property.  Thibodaux seeks recovery from the defendants for clean-up costs, diminution or complete loss of property values, and other damages.  Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation.  At this time, the Company does not believe it has any liability in this matter.  In the event the Company is found to have liability, the Company believes it has sufficient insurance coverage applicable to this claim subject to a $1.0 million self-insured retention.  However, an adverse judgment against the Company, combined with a lack of insurance coverage, could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.  The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in pending claims relating to the following sites: (i) the Combe Fill South Landfill (“CFS”) superfund site in Morris County, New Jersey; and (ii) the Malone Service Company (“MSC”) Superfund site in Texas City, Texas.

With regard to both of the CFS and MSC Superfund sites, the Environmental Protection Agency (“EPA”) has indicated that the Company is responsible for only de minimus levels of wastes contributed to those sites, and there are numerous other PRPs identified at each of these sites that contributed more than 99% of the volumes of wastes at the sites.  The Company has executed a consent decree, subject to court and EPA approval, to settle its liability related to CFS site, for an amount having that is immaterial in regard to the Company’s financial condition, results of operations, and/or cash flows.  With regard to the MSC site, in fiscal year 2005 the Company estimated the Company’s exposure and accrued a liability in that amount, based on settlement offers made to PRPs by the Environmental Protection Agency (“EPA”) in fiscal year 2005 and the Company’s settlement discussions at that time.  The EPA subsequently withdrew its settlement offers to PRPs, in order to process additional evidence of transactions at the MSC site, and in the near future the EPA is expected to issue a new allocation to the PRPs, upon which revised settlement offers are expected.  Based on recent communications with the EPA regarding the new allocation amounts to PRP’s, including the Company, in the MSC case, the Company does not expect the eventual outcome with respect to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 21, 2006, the Company entered into an agreement settling indemnity claims asserted by NOV for $7.5 million in exchange for a complete release of claims and indemnity agreement.  As a result of the settlement, the Company recorded a pre-tax charge through discontinued operations of $2.1 million ($1.4 million after taxes) during fiscal year 2006.  During fiscal year 2007, the Company entered into a settlement agreement with its insurance carrier related to the indemnity claims asserted by NOV for $2.3 million.  The insurance recovery was recorded through discontinued operations during the fiscal year 2007.

Loss on disposition of the Oilfield Services business was $0, $0 and $1.4 million for fiscal years 2008, 2007, and 2006, respectively.

Note 17 - Supplemental Cash Flow Information

During fiscal years 2008, 2007 and 2006, the Company issued to employees $0.5 million, $0.5 million and $0.3 million worth of Common Stock, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  At September 30, 2008, 2007 and 2006, the Company had accrued $0.5 million, $0.5 million and $0.5 million, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  See Note 14 – “Employee Benefit Plans.”  As of September 30, 2007, $1.3 million of Preferred Stock dividends were declared and unpaid.  These dividends were accrued in the Company’s Consolidated Balance Sheet as of September 30, 2007 and were paid in October 2007.

Note 18 - Operations Information

The following table provides revenue by point of origin and long-lived assets by location as of and for years ended September 30:

	2008	2007	2006
	(Dollars in Thousands)
Revenues:
Australia	$48,334	$59,030	$25,558
Holland	72,429	56,329	45,550
Italy	48,568	44,012	32,641
UK	45,914	37,859	26,261
Other Foreign	95,630	70,950	56,182
Total Foreign	310,875	268,180	186,492
United States	135,826	149,737	137,839
	$446,701	$417,917	$324,331

	2008	2007	2006
	(Dollars in Thousands)
Long-Lived Assets
Holland	$6,822	$7,515	$7,682
Other Foreign	23,053	24,059	17,527
Total Foreign	29,875	31,574	25,209
United States	32,455	26,827	26,205
	$62,330	$58,401	$51,414

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

Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer-owned material for a service fee).  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s European segment includes operations in France, Holland, Italy, and the UK.  The Company’s Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.  The accounting policies of each business segment are consistent with those described in the “Summary of Significant Policies” in Note 1.

Fiscal Year Ended September 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income) (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$207,209	$244	$13,201	$2,365	$60	$1,197
Bayshore Industrial	90,736	1,016	10,241	1,598	-	1,204
ICO Asia Pacific	82,390	346	1,822	1,526	476	2,705
ICO Polymers North America	45,090	4,131	5,618	1,623	(1,884)	7,920
ICO Brazil	21,276	-	982	263	-	460
Total from Reportable Segments	446,701	5,737	31,864	7,375	(1,348)	13,486
Unallocated General Corporate expense	-	-	(6,157)	156	-	79
Total	$446,701	$5,737	$25,707	$7,531	$(1,348)	$13,565

Fiscal Year Ended September 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$170,135	$466	$9,008	$2,674	$(566)	$927
Bayshore Industrial	108,360	151	15,358	1,497	─	1,791
ICO Asia Pacific	84,790	16	5,914	1,099	412	6,310
ICO Polymers North America	41,377	4,035	6,022	1,535	(843)	2,346
ICO Brazil	13,255	─	301	254	─	145
Total from Reportable Segments	417,917	4,668	36,603	7,059	(997)	11,519
Unallocated General Corporate expense	─	─	(6,787)	192	─	115
Total	$417,917	$4,668	$29,816	$7,251	$(997)	$11,634

Fiscal Year Ended September 30, 2006	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$129,372	$339	$6,021	$3,024	$63	$880
Bayshore Industrial	93,005	22	14,843	1,659	–	3,675
ICO Asia Pacific	47,819	–	2,412	983	–	813
ICO Polymers North America	44,834	4,359	5,037	1,349	55	2,235
ICO Brazil	9,301	–	(459)	211	–	151
Total from Reportable Segments	324,331	4,720	27,854	7,226	118	7,754
Unallocated General Corporate expense	–	–	(6,539)	160	–	326
Total	$324,331	$4,720	$21,315	$7,386	$118	$8,080

Total Assets	As of September 30, 2008 (c)	As of September 30, 2007 (c)
	(Dollars in Thousands)
ICO Europe	$89,910	$99,357
Bayshore Industrial	33,840	50,487
ICO Asia Pacific	55,593	60,817
ICO Polymers North America	30,050	24,478
ICO Brazil	8,624	6,563
Total from Reportable Segments	218,017	241,702
Other (b)	3,079	4,515
Total	$221,096	$246,217

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.2 million and $4.7 million for ICO Asia Pacific as of September 30, 2008 and 2007, respectively and $4.5 million and $4.5 million, respectively for Bayshore Industrial as of September 30, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Fiscal Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Reportable segments operating income	$31,864	$36,603	$27,854
Unallocated general corporate expense	(6,157)	(6,787)	(6,539)
Consolidated operating income	25,707	29,816	21,315
Other income (expense):
Interest expense, net	(4,062)	(3,227)	(2,091)
Other	(431)	(115)	75
Income from continuing operations before income taxes	$21,214	$26,474	$19,299

Note 20 – Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

	Three Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(Dollars in Thousands, except per share data)
Revenues	$110,865	$112,126	$115,718	$107,992
Gross profit	19,092	19,288	18,484	16,280
Impairment, restructuring and other costs (income)	198	(1,598)	(356)	408
Operating income	6,496	8,646	6,467	4,098

Income from continuing operations	3,526	4,993	4,633	2,230
Income loss from discontinued operations	(16)	-	-	(52)
Net income	$3,510	$4,993	$4,633	$2,178
Basic income per share
Income from continuing operations	$.13	$.18	$.17	$.08
Loss from discontinued operations	-	-	-	-
Basic net income per common share	$.13	$.18	$.17	$.08
Diluted income per share
Income from continuing operations	$.13	$.18	$.17	$.08
Loss from discontinued operations	-	-	-	-
Diluted net income per common share	$.13	$.18	$.17	$.08

Basic weighted average shares outstanding	26,914,000	27,263,000	27,433,000	27,474,000
Diluted weighted average shares outstanding	27,873,000	27,949,000	27,975,000	27,864,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31, 2006	March 31, 2007		June 30, 2007	September 30, 2007
	(Dollars in Thousands, except per share data)
Revenues	$86,261	$94,719		$113,378	$123,559
Gross profit	14,492	17,348		20,542	21,364
Impairment, restructuring and other costs	–	(654)		–	(343)
Operating income	4,297	6,873		8,960	9,686

Income from continuing operations	2,560	5,522		5,632	6,048
Income/(Loss) from discontinued operations	(36)	1,475		(18)	(65)
Net income	$2,524	$6,997		$5,614	$5,983
Basic income per share
Income from continuing operations	$.32	$.21		$.21	$.23
Loss from discontinued operations	–	.06		–	–
Basic net income per common share	$.32	$.27		$.21	$.22	(a)
Diluted income per share
Income from continuing operations	$.09	$.20		$.20	$.22
Loss from discontinued operations	–	.05		–	–
Diluted net income per common share	$.09	$.26	(a)	$.20	$.21	(a)

Basic weighted average shares outstanding	25,841,000	25,907,000		26,056,000	26,312,000
Diluted weighted average shares outstanding	28,204,000	27,329,000		27,598,000	27,890,000

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s earnings per share is individually calculated using a different number of weighted average shares outstanding.

(a) Does not total due to rounding

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

ICO, Inc. (Parent Company Only)

Condensed Balance Sheets

	September 30,
	2008	2007
ASSETS	(Dollars in Thousands)

Cash and cash equivalents	$609	$4,278
Current deferred tax asset	1,135	1,057
Other current assets	1,699	172
Total current assets	3,443	5,507
Other assets	214	216
Investment in subsidiaries	121,465	103,963
Total assets	$125,122	$109,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	$4,450	$3,372
Other accrued expenses	-	1,340
Income taxes payable	6	1,303
Total current liabilities	4,456	6,015

Long-term debt, net of current portion	9,999	10,000
Deferred income taxes	2,832	2,629
Total liabilities	17,287	18,644

Stockholders’ equity:
Preferred Stock	-	2
Common Stock	54,756	47,659
Additional paid-in capital	72,241	74,920
Accumulated other comprehensive income	3,022	5,416
Accumulated deficit	(21,641)	(36,955)
Treasury Stock	(543)	-
Total stockholders’ equity	107,835	91,042
Total liabilities and stockholders’ equity	$125,122	$109,686

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Operations

	Years Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Revenues	$-	$-	$-
Cost of goods sold and services	-	-	-
Selling, general and administrative	1,103	853	857
Operating loss	(1,103)	(853)	(857)

Equity in subsidiary earnings	19,713	28,010	16,168
Interest expense	(855)	(700)	(31)
Income before income taxes	17,755	26,457	15,280
Provision for income taxes	2,441	5,339	3,276
Net income	$15,314	$21,118	$12,004

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Cash Flows

	Years Ended September 30,
	2008	2007	2006
Cash flows provided by (used for) from operating activities:	(Dollars in Thousands)
Net income	$15,314	$21,118	$12,004
Stock-based compensation expense	938	670	857
Equity in subsidiary earnings	(19,713)	(28,010)	(16,168)
Changes in assets and liabilities providing/(requiring) cash:
Income taxes payable	(2,140)	(2,809)	2,847
Deferred taxes	126	1,264	300
Other	(2,022)	(208)	(20)
Net cash used for operating activities	(7,497)	(7,975)	(180)

Cash flows provided by (used for) investing activities:
Investment in subsidiary, net of dividends received	2,090	26,470	(254)
Net cash provided by (used for) investing activities	2,090	26,470	(254)

Cash flows provided by (used for) financing activities:
Common Stock transactions	2,173	1,599	422
Preferred Stock transactions	(1,512)	(28,777)	-
Net debt borrowings/(repayments)	1,077	12,955	12
Net cash provided by (used for) financing activities	1,738	(14,223)	434
Net increase (decrease) in cash and equivalents	(3,669)	4,272	-
Cash and cash equivalents at beginning of period	4,278	6	6
Cash and cash equivalents at end of period	$609	$4,278	$6

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

The financial statements of ICO, Inc. (Parent Company Only) summarize the results of operations for the years ended September 30, 2008, 2007 and 2006. The ICO, Inc. (Parent Company Only) financial statements should be read in conjunction with the ICO, Inc. consolidated financial statements.

ICO, Inc.
Schedule II – Valuation and Qualifying Accounts
(in Thousands)

Classifications	Balance at Beginning of Year	Charged (credited) to Expenses	Additions/ (Deductions)	Balance at End of Year

Year ended September 30, 2008:
Allowance for doubtful accounts -	$2,714	$594	$(335)	$2,973
trade receivables

Deferred tax valuation allowance	699	(699)	─	─

Year ended September 30, 2007:
Allowance for doubtful accounts -	$2,509	$184	$21	$2,714
trade receivables

Deferred tax valuation allowance	2,273	(1,574)	–	699

Year ended September 30, 2006:
Allowance for doubtful accounts -
trade receivables	$2,144	$555	$(190)	$2,509

Deferred tax valuation allowance	3,115	(842)	─	2,273