Form 10-Q
period 2008-12-31
ICO INC
filed 2009-02-06
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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
Yes  ☒  No  ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐         Accelerated filer ☒  Non-accelerated filer  ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ____ No ☒

There were 27,558,092 shares of common stock without par value outstanding as of January 20, 2009

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, except share data)
	December 31, 2008	September 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$10,975	$5,589
Trade receivables (less allowance for doubtful accounts
of $3,171 and $2,973, respectively)	59,884	75,756
Inventories	35,919	53,458
Deferred income taxes	2,314	2,056
Prepaid and other current assets	8,495	10,514
Total current assets	117,587	147,373

Property, plant and equipment, net	59,001	61,164
Goodwill	8,154	8,689
Other assets	3,799	3,870
Total assets	$188,541	$221,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$6,009	$9,607
Current portion of long-term debt	13,629	15,201
Accounts payable	24,689	37,674
Accrued salaries and wages	4,568	5,978
Other current liabilities	10,194	11,912
Total current liabilities	59,089	80,372

Long-term debt, net of current portion	23,207	25,122
Deferred income taxes	4,727	5,039
Other long-term liabilities	2,295	2,728
Total liabilities	89,318	113,261

Commitments and contingencies	-	-
Stockholders’ equity:
Undesignated preferred stock, without par value – 500,000
shares authorized, no shares issued and outstanding	-	-
Common stock, without par value – 50,000,000 shares authorized;
28,162,173 and 27,817,673 shares issued, respectively	55,247	54,756
Treasury Stock, at cost, 578,081 and 90,329 shares, respectively	(3,017)	(543)
Additional paid-in capital	72,428	72,241
Accumulated other comprehensive income (loss)	(2,718)	3,022
Accumulated deficit	(22,717)	(21,641)
Total stockholders’ equity	99,223	107,835
Total liabilities and stockholders’ equity	$188,541	$221,096

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, except share data)

	Three Months Ended December 31,
	2008	2007
Revenues:
Sales	$71,857	$101,188
Services	7,501	9,677
Total revenues	79,358	110,865
Cost and expenses:
Cost of sales and services (exclusive of depreciation shown below)	69,248	91,773
Selling, general and administrative	9,138	10,603
Depreciation and amortization	1,713	1,795
Impairment, restructuring and other costs (income)	(293)	198
Operating income (loss)	(448)	6,496
Other expense:
Interest expense, net	(639)	(1,023)
Other	(331)	(133)
Income (loss) from continuing operations before income taxes	(1,418)	5,340
Provision (benefit) for income taxes	(342)	1,814
Income (loss) from continuing operations	(1,076)	3,526
Loss from discontinued operations, net of benefit for
income taxes of $0 and $9, respectively	-	(16)
Net income (loss)	$(1,076)	$3,510
Preferred Stock dividends	-	(1)
Net income (loss) applicable to Common Stock	$(1,076)	$3,509

Basic income (loss) per share:
Income (loss) from continuing operations	$(.04)	$.13
Loss from discontinued operations	-	-
Net income (loss) per common share	$(.04)	$.13

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.04)	$.13
Loss from discontinued operations	-	-
Net income (loss) per common share	$(.04)	$.13

Basic weighted average shares outstanding	27,099,000	26,914,000
Diluted weighted average shares outstanding	27,099,000	28,008,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in Thousands)

	Three Months
	Ended December 31,
	2008	2007
Net income (loss)	$(1,076)	$3,510
Other comprehensive income
Foreign currency translation adjustment	(4,418)	1,034
Unrealized gain (loss) on foreign currency hedges	(864)	476
Unrealized (loss) on interest rate swaps	(458)	-

Comprehensive income (loss)	$(6,816)	$5,020

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended
	December 31,
	2008	2007
Cash flows provided by (used for) operating activities:
Net income (loss)	$(1,076)	$3,510
Loss from discontinued operations	-	16
Depreciation and amortization	1,713	1,795
Stock-based compensation expense	148	242
Impairment, restructuring and other costs	(520)	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	12,192	16,534
Inventories	14,411	(17,799)
Other assets	1,728	(2,392)
Income taxes payable	18	(316)
Deferred taxes	(871)	627
Accounts payable	(11,527)	(11,292)
Other liabilities	(2,695)	(2,339)
Net cash provided by (used for) operating activities by continuing
operations	13,521	(11,414)
Net cash provided by (used for) operating activities by discontinued
operations	184	(25)
Net cash provided by (used for) operating activities	13,705	(11,439)

Cash flows used for investing activities:
Capital expenditures	(1,364)	(2,505)
Net cash used for investing activities for continuing operations	(1,364)	(2,505)

Cash flows provided by (used for) financing activities:
Common stock issued	44	350
Purchases of Treasury Stock	(1,990)	-
Redemption of Preferred Stock	-	(200)
Preferred Stock dividends	-	(1,312)
Increase (decrease) in short-term borrowings under credit
facilities, net	(2,446)	9,595
Proceeds from long-term debt	-	2,402
Repayments of long-term debt	(2,507)	(1,671)
Net cash provided by (used for) financing activities	(6,899)	9,164

Effect of exchange rates on cash	(56)	93
Net increase (decrease) in cash and equivalents	5,386	(4,687)
Cash and cash equivalents at beginning of period	5,589	8,561
Cash and cash equivalents at end of period	$10,975	$3,874

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF FINANCIAL STATEMENTS

The unaudited interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results expected for the fiscal year ending September 30, 2009. These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on form 10-K for the fiscal year ended September 30, 2008.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

NOTE 2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS No. 141 (R) will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will be required to adopt this standard in the interim period ending March 31, 2009.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the impact of adopting this new standard.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method  described in SFAS No. 128, Earnings Per Share.  This FSP will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

In December 2008, the FASB issued FSP FAS 132 (R)-1, Employers’ Disclosures about Post-retirement Benefit Plan Assets, which amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of these disclosures are to provide users of financial statements with an understanding of:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;
b.	the major categories of plan assets;
c.	the inputs and valuation techniques used to measure the fair value of plan assets;
d.	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and
e.	significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of adopting this new standard.

NOTE 3.     STOCKHOLDERS’ EQUITY

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over a two year period ending September 2010 (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.

In September 2008, the Company repurchased 90,329 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.99 per share, for total cash consideration of $0.5 million.  In October 2008, the Company repurchased 487,752 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.04 per share, for total cash consideration of $2.5 million.

As of September 30, 2007, there were 185,523 depositary certificates (“Depositary Shares”) representing the Company’s $6.75 convertible exchangeable preferred stock (“Preferred Stock”) outstanding, for which dividends in arrears of $1.2 million were owed.  During the first quarter of fiscal year 2008, the holders of 177,518 of the outstanding Depositary Shares converted such Depositary Shares into 486,321 shares of Common Stock, and the Company redeemed the remaining 8,005 Depositary Shares at $25 per Depositary Share for a total consideration of $0.2 million.  All the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption.  No shares of Preferred Stock or Depositary Shares were outstanding as of September 30, 2008.

NOTE 4.     EARNINGS PER SHARE (“EPS”)

The Company presents both basic and diluted EPS amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.  There were no potentially dilutive securities for the three months ended December 31, 2008 due to the Company reporting a loss from continuing operations.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and vesting of restricted stock and assumed conversion of the Depositary Shares representing the Preferred Stock which were outstanding during a portion of the three months ended December 31, 2007.  The following presents the number of incremental weighted-average shares used in computing diluted EPS amounts:

	Three Months Ended December 31,
Weighted-average shares outstanding:	2008	2007

Basic	27,099,000	26,914,000
Incremental shares from Preferred Stock	-	135,000
Incremental shares from stock options	-	897,000
Incremental shares from restricted stock awards	-	62,000
Diluted	27,099,000	28,008,000

The total amount of anti-dilutive securities for the three months ended December 31, 2008 and 2007 were 1,495,000 and 663,000 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.     INVENTORIES

Inventories consisted of the following:
	December 31, 2008	September 30, 2008
	(Dollars in Thousands)
Raw materials	$16,957	$26,166
Finished goods	17,757	25,868
Supplies	1,205	1,424
Total inventories	$35,919	$53,458

NOTE 6.     INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three months ended December 31,
	2008	2007
	(Dollars in Thousands)
Domestic	$60	$2,419
Foreign	(1,478)	2,921
Total	$(1,418)	$5,340

The provision (benefit) for income taxes consisted of the following:

	Three months ended December 31,
	2008	2007
	(Dollars in Thousands)
Current	$204	$1,239
Deferred	(546)	575
Total	$(342)	$1,814

Reconciliations of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three months ending December 31, 2008 and 2007 are as follows:

	Three Months Ended
	December 31,
	2008	2007
	(Dollars in Thousands)
Tax expense (benefit) at statutory rate	$(496)	$1,869
Disqualifying disposition of stock options	-	(129)
Chargeback Reimbursement	(61)	(75)
Foreign tax rate differential	151	(36)
State taxes, net of federal benefit	22	26
Tax rate change	-	122
Non-deductible expenses and other, net	42	37
Income tax provision (benefit)	$(342)	$1,814

Effective income tax rate	24%	34%

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  As of December 31, 2008, the Company has unremitted earnings from foreign subsidiaries of approximately $25.5 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2005.  In our other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2006, Australia – 2004, Italy - 2004 and the Netherlands – 2002. In addition, in our other foreign jurisdictions, we are no longer subject to tax examinations for periods preceding 2002.  In April 2008, the Company received a letter from the Internal Revenue Service notifying the Company that the 2006 federal income tax return had been selected for examination.  The Internal Revenue Service review began in June 2008 and is currently ongoing.

At December 31, 2008 the Company had no unrecognized tax benefits or liabilities.  In the event that the Company incurs interest and penalties related to tax matters in the future, such interest and penalties will be reported as income tax expense.  The Company does not anticipate that any tax contingencies which may arise in the next twelve months will have a material impact on its financial position or results of operations.

NOTE 7.     COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.6 million as of December 31, 2008 and September 30, 2008, and foreign letters of credit outstanding of $3.3 million and $5.1 million as of December 31, 2008 and September 30, 2008, respectively.

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

Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or the site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.  The Company, through acquisitions that it has made, is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in pending claims relating to the Combe Fill South Landfill (“CFS”) superfund site in Morris County, New Jersey and the Malone Service Company (“MSC”) Superfund site in Texas City, Texas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

With regard to both of the CFS and MSC Superfund sites, the Environmental Protection Agency (“EPA”) has indicated that the Company is responsible for only de minimus levels of wastes contributed to those sites, and there are numerous other PRPs identified at each of these sites that contributed more than 99% of the volume of waste at the sites.  The Company has executed a consent decree, subject to court and EPA approval, to settle its liability related to CFS site, for an amount that is immaterial to the Company’s financial condition, results of operations, and/or cash flows.  The Company expects to enter into an agreement to resolve its liability in the MSC Superfund matter during the second quarter of fiscal year 2009, and in previous fiscal quarters has accrued a liability in regard to the anticipated settlement.  The Company does not expect the settlement related to the MSC site to have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 8.     DEBT

Term debt at December 31, 2008 and September 30, 2008 consisted of the following.

	December 31,	September 30,
	2008	2008
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2011. Interest rates as of December 31, 2008 and September 30, 2008 were 4.1%.	$9,167	$10,000
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2012. Interest rates as of December 31, 2008 and September 30, 2008 were 5.2%.	4,167	4,444
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,541	5,758
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of December 31, 2008, these loans had a weighted average interest rate of 6.0% with maturity dates between November 2009 and May 2021. The interest and principal payments are made monthly.	7,995	8,064
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of December 31, 2008, these loans had a weighted average interest rate of 7.1% with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	9,966	12,057
Total term debt	36,836	40,323
Less current maturities of long-term debt	13,629	15,201
Long-term debt less current maturities	$23,207	$25,122

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2008	2008	2008	2008	2008	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$17.4	$19.9	$43.9	$52.5	$61.3	$72.4
Outstanding Borrowings	–	–	6.0	9.6	6.0	9.6
Net availability	$17.4	$19.9	$37.9	$42.9	$55.3	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

At December 31, 2008 and September 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant under its credit facility with its lender in Australia related to $2.7 million and $3.9 million of term debt, respectively, and $0 and $2.1 million of short-term borrowings, respectively.  The Australian covenant that was not met related to a metric of profitability compared to interest expense. The Company has classified all of the Australian term debt as current as of December 31, 2008 and September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, at December 31, 2008 and September 30, 2008, the Company’s New Zealand subsidiary was in violation of a financial covenant related to short-term borrowings of $1.7 million and $2.3 million, respectively, under its credit facility with its lender in New Zealand.  The Company obtained a waiver from its New Zealand lender for this violation at September 30, 2008.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility (the “Credit Facility”), a five year $15.0 million term loan (of which $9.2 million remains outstanding as of December 31, 2008) and an additional $5.0 million five year term loan (of which $4.2 million remains outstanding as of December 31, 2008).  The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the Company’s current levels of domestic cash, receivables and inventory.  During fiscal year 2008, the Company entered into interest rate swaps on its $9.2 million and $4.2 million term loans.  The swaps lock in the Company’s interest rate on (i) the $9.2 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.2 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of December 31, 2008 were 4.1% and 5.2%, respectively.

The Credit Agreement establishing the Credit Facility contains financial covenants, including:

•	a minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income;
•	a leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0;
•
a fixed charge coverage ratio of at least 1.1 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and

•	a required level of profitability, as defined under the Credit Agreement to not be less than zero for two consecutive fiscal quarters.

In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict the Company’s ability to borrow under its Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in the financial or other condition, business, affairs or prospects of the Company, or its properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the Credit Agreement, on the Company.

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement.  “Change of Control,” as defined in the Credit Agreement, means: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.9 million as of December 31, 2008 and $42.9 million as of September 30, 2008.  Of the $37.9 million of total foreign credit availability as of December 31, 2008, $2.1 million related to our Australian subsidiary and $1.5 million related to our New Zealand subsidiary.

The Company is currently in compliance with all of its credit facilities except in Australia and New Zealand as discussed above.

NOTE 9.     EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees who meet certain eligibility requirements related to age and period of service with the Company.  The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works.  All plans have a salary deferral feature that enables participating employees to contribute up to a certain percentage of their earnings, subject to governmental regulations.  Many of the foreign plans require the Company to match employees’ contributions in cash.  Contributions by employees to the Company’s domestic 401(k) plan historically have been matched typically with ICO Common Stock.  Foreign and domestic employees’ interests in Company matching contributions are generally vested immediately upon contribution.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary.  Participants contribute a portion of the cost associated with the benefit plan.  The plan provides retirement benefits at the normal retirement age of 65.  This plan is insured by an insurance contract with Aegon Levensverzekering N.V. (“Aegon”), located in The Hague, The Netherlands.  The insurance contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan.  In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums.  Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon.  Aegon has a Standard and Poor’s financial strength rating of AA-.  The premiums paid for the insurance contracts are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one-time payment if a covered employee is terminated.

The defined contribution plan expense for the three months ended December 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.  The defined benefit plan pension expense for the three months ended December 31, 2008 and 2007 was $0.1 million.

NOTE 10.     IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

During the three months ended December 31, 2008, the Company recorded an insurance reimbursement of $0.4 million related to financial losses resulting from the loss of power at its Bayshore Industrial location as a result of Hurricane Ike which hit the Gulf Coast area in the fourth quarter of fiscal year 2008.

On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company incurred $0.1 million of one-time expenses related to the fire offset by the recording of $0.2 million in insurance claims receivable during the three months ended December 31, 2008.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania and the Company is no longer operating in New Jersey.

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates, effective with the lease agreement expiring January 31, 2009.  As a result of the closure, we recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008.

During the first quarter of fiscal year 2007, the Company incurred $0.2 million of costs related to the fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2008 and September 30, 2008, the Company had $17.0 million and $26.2 million of raw material inventory and $17.8 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of December 31, 2008, the Company had $70.4 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three months ended December 31, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of December 31, 2008 and September 30, 2008:

As of
	December 31,	September 30,
	2008	2008
(Dollars in Thousands)
Notional value	$6.5 million	$8.3 million
Fair market value	$0.3 million	$(0.5) million
Maturity Dates	January 2009	October 2008
	through April 2009	through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At December 31, 2008, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2008	of receivable
United States	Australia	$7.4 million	United States Dollar
Holland	United Kingdom	$1.3 million	Great Britain Pound
United States	Malaysia	$1.2 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of December 31, 2008 and September 30, 2008.

As of
	December 31,	September 30,
	2008	2008
(Dollars in Thousands)
Notional value	$6.0 million	$5.4 million
Fair market value	$0.1 million	$(0.8) million
Maturity Dates	January 2009	October 2008
	through March 2009	through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of December 31, 2008, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank, National Association which currently have $9.2 million and $4.2 million outstanding.  The swaps lock in the Company’s interest rate on (i) the $9.2 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.2 million term loan at 3.69% plus the credit spread on the corresponding debt.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $13.4 million of the Company’s variable-rate term loan debt.

As of December 31, 2008, the Company calculated the estimated fair value of the $13.4 million notional swaps identified above to be a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would pay on December 31, 2008 if the agreements were transferred to another party or cancelled by the Company.

Please refer to Note 14, Fair Value Measurements of Assets and Liabilities, for additional disclosures related to the Company’s forward foreign exchange contracts and interest rate swaps.

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets. Additionally, these segments provide specialty size reduction services on a tolling basis (“tolling” refers to processing customer owned material for a service fee).  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry in North America and in selected export markets.  The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Three Months Ended December 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs/ (Income) (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$34,762	$130	$(149)	$452	–	$227
Bayshore Industrial	18,330	105	1,718	411	(382)	39
ICO Asia Pacific	14,481	–	(1,287)	329	168	71
ICO Polymers North America	8,889	897	582	434	(79)	961
ICO Brazil	2,896	–	(58)	42	–	64
Total from Reportable Segments	79,358	1,132	806	1,668	(293)	1,362
Unallocated General Corporate expense	–	–	(1,254)	45	–	2
Total	$79,358	$1,132	$(448)	$1,713	$(293)	$1,364

Three Months Ended December 31, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$46,313	$157	$2,998	$567	–	$300
Bayshore Industrial	31,777	6	3,928	385	–	261
ICO Asia Pacific	17,945	–	862	349	–	1,033
ICO Polymers North America	10,331	991	446	389	198	839
ICO Brazil	4,499	–	137	66	–	58
Total from Reportable Segments	110,865	1,154	8,371	1,756	198	2,491
Unallocated General Corporate expense	–	–	(1,875)	39	–	14
Total	$110,865	$1,154	$6,496	$1,795	$198	$2,505

Total Assets	As of December 31, 2008 (c)	As of September 30, 2008 (c)
	(Dollars in Thousands)
ICO Europe	$78,036	$89,910
Bayshore Industrial	32,080	33,840
ICO Asia Pacific	41,522	55,593
ICO Polymers North America	27,574	30,050
ICO Brazil	5,275	8,624
Total from Reportable Segments	184,487	218,017
Other (b)	4,054	3,079
Total	$188,541	$221,096

(a) Impairment, restructuring and other costs are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $3.7 million and $4.2 million for ICO Asia Pacific as of December 31, 2008 and September 30, 2008, respectively, and $4.5 million for Bayshore Industrial as of December 31, 2008 and September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Reportable segments operating income	$806	$8,371
Unallocated general corporate expense	(1,254)	(1,875)
Consolidated operating income (loss)	(448)	6,496
Other (expense):
Interest expense, net	(639)	(1,023)
Other	(331)	(133)
Income (loss) from continuing operations before income taxes	$(1,418)	$5,340

NOTE 14.    FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarified the definition of fair value, established a framework and a hierarchy based on the level of observability and judgment associated with inputs used in measuring fair value, and expanded disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value but does not require any new fair value measurements.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•
Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related accounting pronouncements that address leasing transactions while FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

The Company has elected to utilize this deferral and has only partially applied SFAS 157 (to financial assets and liabilities measured at fair value on a recurring basis). Accordingly, we will apply SFAS 157 to our nonfinancial assets and liabilities, which we disclose or recognize at fair value on a nonrecurring basis, such as goodwill impairment and other assets and liabilities, in the first quarter of fiscal year 2010. We do not expect that the application of SFAS 157 to our nonfinancial assets and liabilities, which we disclose or recognize at fair value on a nonrecurring basis, will have a significant impact on our consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurement Using:
	Total	Quoted Price in active markets	Significant Other	Significant
	Fair	for Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial Assets:
Forward Exchange Contracts	$336	-	$336	-

Financial Liabilities:
Forward Exchange Contracts	768	-	768	-
Interest Rate Swaps	362	-	362	-

“Forward exchange contracts” represent net unrealized gains or losses on foreign currency hedges, which is the net difference between (i) the amount in U.S. Dollars, or local currency translated into U.S. Dollars, to be received or paid at the contracts’ settlement date and (ii) the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.  “Interest rate swaps” represent the net unrealized gains or losses on Variable Interest Rate swaps related to our term loans in the United States.  For additional disclosures required by SFAS 157 for these assets, see Note 12, “Quantitative and Qualitative Disclosures About Market Risk”, to our condensed consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

How We Generate Our Revenues

Our revenues are primarily derived from (1) product sales and (2) toll processing services in the polymer processing industry.  “Toll processing services” or “tolling” refers to processing customer-owned material for a service fee.  Product sales result from the sale of finished products to the customer such as polymer powders, proprietary concentrates, masterbatches and specialty compounds. The creation of such products begins with the purchase of resin (primarily polyethylene) and other raw materials which are further processed within our operating facilities.  The further processing of raw materials may involve size reduction services, compounding services, and the production of masterbatches.  Compounding services involve melt blending various resins and additives to produce a homogeneous material.  Compounding services include the manufacture and sale of concentrates.  Concentrates are polymers loaded with high levels of chemical and organic additives that are melt blended into base resins to give plastic films and other finished products desired physical properties.  Masterbatches are concentrates that incorporate all additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages.  After processing, we sell our products to our customers.  Our products are used by our customers to manufacture finished goods such as household items (e.g. toys, household furniture and trash receptacles), automobile parts, agricultural products (such as fertilizer and water tanks), paints, waxes, and metal and fabric coatings.

We are also a major supplier of concentrates to the plastic film industry in North America.  These plastic films are predominantly used to produce plastic packaging.  The concentrates we manufacture are melt-blended into base resins to produce plastic film having the desired characteristics.  We sell concentrates to both resin producers and businesses that manufacture plastic films.

Toll processing services, which may involve size reduction, compounding, and other processing services, are performed on customer-owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer-owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of our toll processing services.  Shipping of the product to and from our facilities is determined by and paid for by the customer.  The revenue we recognize for toll processing services is net of the value of our customer’s product as we do not take ownership of our customer’s material during any stage of the process.

Demand for our products and services tends to be driven by overall economic factors and, particularly, consumer spending.  Accordingly, the recent downturn in the U.S. and global economies that has escalated over the past few months has had an impact on the demand for our products and services. The trend of applicable resin prices also impacts customer demand.  As resin prices fall, as they have dramatically in recent months, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory.  Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs.  Historically, resin price changes have generally followed the trend of oil and natural gas prices, and we believe that this trend will continue in the future. Additionally, demand for our products and services tends to be seasonal, with customer demand historically being weakest during our first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1.

Cost of Sales and Services

Cost of sales and services is primarily comprised of purchased raw materials (resins and various additives), compensation and benefits to non-administrative employees, electricity, repair and maintenance, occupancy costs and supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and related benefits paid to the sales and marketing, executive management, information technology, accounting, legal, human resources and other administrative employees of the Company, other sales and marketing expenses, communications costs, systems costs, insurance costs, consulting costs and legal and professional accounting fees.

How We Manage Our Operations

Our management structure and reportable segments are organized into five business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

The ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific segments primarily produce competitively priced polymer powders for the rotational molding industry and other specialty markets, for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Additionally, the above-referenced four segments provide specialty size reduction services on a tolling basis.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry in North America and in selected export markets. Our ICO Europe segment includes operations in France, Holland, Italy and the U.K.  Our ICO Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Executive Summary

During the first quarter of fiscal year 2009, we generated revenues of $79.4 million, a decrease of $31.5 million compared to the first quarter of fiscal year 2008. The global economic downturn resulted in lower demand in all of our segments, causing a significant decrease in revenues. Also during the quarter resin prices fell dramatically.  This downward resin price trend typically leads our customers to reduce their level of demand for our products and services as they reduce their inventory levels.  As a result of the global economic downturn and the dramatic reduction in resin prices, our total volumes sold decreased 21%. Operating income decreased 107%, or $6.9 million to a loss of $(0.4) million.  This was a result of the decrease in revenues and a lower gross margin (12.7% for the three months ended December 31, 2008 compared to 17.2% for the three months ended December 31, 2007).  During the first quarter of fiscal year 2009, we experienced an unprecedented decline in resin prices which followed historically high resin prices.  This dramatic and unfavorable change in resin price environment, led to a decline in our profitability.  During the first quarter of fiscal year 2009 we reduced the carrying cost of our inventory by 33% to address these changing market conditions.  After the end of the first fiscal quarter, we believe that resin prices have stabilized.

	Summary Financial Information
	Three Months Ended December 31,
	2008	2007	Change	%
	(Dollars in Thousands)
Total revenues	$79,358	$110,865	$(31,507)	(28%	)
SG&A	9,138	10,603	(1,465)	(14%	)
Operating income	(448)	6,496	(6,944)	(107%	)
Income from continuing operations	(1,076)	3,526	(4,602)	(131%	)
Net income	$(1,076)	$3,510	$(4,586)	(131%	)

Volumes (1)	64,600	81,900	(17,300)	(21%	)
Gross margin (2)	12.7%	17.2%	(4.5% )
SG&A as a percentage of revenue	11.6%	9.6%	2.0%
Operating income as a percentage of revenue	(0.6% )	5.9%	(6.5% )

(1) “Volumes” refers to total metric tons of materials for which the Company’s customers are invoiced, either in connection with product sales or the performance of toll processing services.
(2) Gross margin is calculated as the difference between revenues and cost of sales and services excluding depreciation, divided by revenues.

Revenues. Total revenues decreased year-over-year by $31.5 million or 28% to $79.4 million.  The decrease in revenues was a result of the changes in volumes sold by us (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation  effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the decrease in revenue are:

	Increase/(Decrease)
	%	$
	(Dollars in Thousands)
Volume	(16%)	($18,307)
Price/product mix	(4%)	(4,000)
Translation effect	(8%)	(9,200)
Total change in revenue	(28%)	$(31,507)

As mentioned above, the Company’s revenues and profitability are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices.  Although average resin prices were lower in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, our average selling prices tended to be slightly higher than the previous year’s first quarter due to the spike in resin prices in the fourth quarter of fiscal year 2008 and the rapid and dramatic decline in resin prices in the first quarter of fiscal year 2009.  An unfavorable change in product mix at our Bayshore Industrial facility caused a decline in revenues.  As a result of the slightly higher average prices and the unfavorable product mix change at our Bayshore Industrial facility, the revenue impact from changes in price and product mix led to a reduction in revenues of $4.0 million.  Although we participate in numerous markets, the graph below illustrates the general trend in the prices of resin we purchased.

Total volumes sold decreased 17,300 metric tons, or 21%, during the first quarter of fiscal year 2009 compared to the first quarter of the previous fiscal year.  This decrease in volumes sold led to a decrease in revenues of $18.3 million. All segments of the Company experienced a decrease in volumes, primarily a result of the slowing global economy and the downward trend in resin prices.

In addition, the translation effect of changes in foreign currencies relative to the U.S. Dollar caused a decrease in revenues of $9.2 million due primarily to weaker European and Australian currencies compared to the U.S. Dollar.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2008 compared to the three months ended
December 31, 2007:

	Three Months Ended December 31
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$34,762	44%	$46,313	42%	$(11,551)	(25%	)
Bayshore Industrial	18,330	23%	31,777	29%	(13,447)	(42%	)
ICO Asia Pacific	14,481	18%	17,945	16%	(3,464)	(19%	)
ICO Polymers North America	8,889	11%	10,331	9%	(1,442)	(14%	)
ICO Brazil	2,896	4%	4,499	4%	(1,603)	(36%	)
Total	$79,358	100%	$110,865	100%	$(31,507)	(28%	)

December 31, 2008 Revenues by Segment     December 31, 2007 Revenues by Segment

ICO Europe’s revenues decreased $11.6 million or 25% year-over-year due to lower volumes sold of 20% which negatively impacted revenues by $7.1 million. The lower volumes were caused by lower customer demand due to a decline in the global economic environment and the downward trend in resin prices.  Additionally, the translation effect of weaker European currencies compared to the U.S. Dollar caused a decrease in revenues of $5.0 million.

Bayshore Industrial’s revenues decreased $13.4 million or 42% as a result of a lower volumes sold which negatively impacted revenues by $7.5 million as well as an unfavorable change in product mix and lower average prices which decreased revenues $5.9 million.

ICO Asia Pacific’s revenues decreased $3.5 million or 19% primarily due to the $3.4 million translation effect of weaker foreign currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit) compared to the U.S. Dollar.  An increase in product sales volumes led to an increase in revenues of $1.2 million while changes in product mix led to a $0.8 million decline in revenues.

ICO Polymers North America’s revenues decreased $1.4 million or 14% due to lower volumes sold ($2.8 million impact), offset by the positive impact of $1.4 million resulting from favorable changes in product mix.

ICO Brazil’s revenues decreased $1.6 million or 36% due to lower volumes sold which negatively impacted revenues by $1.1 million, and also due to the negative effect of the weaker Brazilian currency compared to the U.S. Dollar, which negatively impacted revenues by $0.8 million.

Gross Margin.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 17.2% to 12.7%. This decline was primarily due to the lower volumes sold and due to lower feedstock margins (the difference between product sales revenues and related cost of raw materials sold).  The decline in volumes sold was primarily caused by the global recession and the dramatic downward trend in resin prices in the first quarter of fiscal year 2009, both of which led to reduced customer demand.  The decline in feedstock margins was primarily caused by the unfavorable resin price environment.  The unfavorable resin price environment was caused by resin prices reaching historically high levels in the fourth quarter of fiscal year 2008, followed by the rapid and dramatic fall in resin prices in the first quarter of fiscal year 2009.  This combination led to a reduction in our feedstock margins.  These negative impacts were partially offset by lower operating expenses, primarily payroll and utility costs.

Selling, General and Administrative.  SG&A decreased $1.5 million or 14%. The decrease in SG&A was due to the effect of weaker foreign currencies related to the U.S. Dollar, which decreased SG&A by $0.8 million, lower external professional fees of $0.7 million and lower compensation and benefits cost of $0.3 million.  The declines were partially offset by an increase in bad debt expense of $0.6 million.  As a percentage of revenues, SG&A increased to 11.6% of revenue during the three months ended December 31, 2008 compared to 9.6% for the same quarter last year due to lower revenues.

Impairment, restructuring and other costs (income).  During the three months ended December 31, 2008, the Company recorded an insurance reimbursement of $0.4 million related to financial losses resulting from the loss of power experienced at its Bayshore Industrial location as a result of Hurricane Ike which hit the Gulf Coast area in the fourth quarter of fiscal year 2008.

On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company incurred $0.1 million of one-time expenses related to the fire offset by the recording of $0.2 million in insurance claims receivable during the three months ended December 31, 2008.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania and is no longer operating in New Jersey.

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates, effective with the expiration of its lease agreement on January 31, 2009.  As a result of the closure, we recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008.

During the first quarter of fiscal year 2007, the Company incurred $0.2 million of costs related to the fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

Operating income.  As compared with the same quarter in the previous fiscal year, consolidated operating income decreased $6.9 million or 107% during the three months ended December 31, 2008 to $(0.4) million.  The decrease was primarily due to the decrease in volumes sold and lower feedstock margins as a result of the unfavorable resin pricing environment partially offset by lower operating costs and lower SG&A.

Operating income (loss) by segment and discussion of significant segment changes follows.

Operating income (loss)	Three Months Ended December 31,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$(149)	$2,998	$(3,147)	(105%	)
Bayshore Industrial	1,718	3,928	(2,210)	(56%	)
ICO Asia Pacific	(1,287)	862	(2,149)	(249%	)
ICO Polymers North America	582	446	136	30%
ICO Brazil	(58)	137	(195)	(142%	)
Total reportable segments	806	8,371	(7,565)	(90%	)
Unallocated general corporate expense	(1,254)	(1,875)	621	(33%	)
Consolidated	$(448)	$6,496	$(6,944)	(107%	)

Operating income (loss) as a percentage of revenues	Three Months Ended December 31,
	2008		2007	Change
	(Dollars in Thousands)
ICO Europe	0%		6%	(6%	)
Bayshore Industrial	9%		12%	(3%	)
ICO Asia Pacific	(9%	)	5%	(14%	)
ICO Polymers North America	7%		4%	3%
ICO Brazil	(2%	)	3%	(5%	)
Consolidated	(1%	)	6%	(7%	)

ICO Europe’s operating income decreased $3.1 million or 105% due to a decrease in volumes sold and to a lesser extent the negative impact from feedstock margins as a result of the unfavorable resin price environment.

ICO Asia Pacific’s operating income declined year-over-year from income of $0.9 million to a loss of $1.3 million.  This decline in operating income was primarily a result of reduced feedstock margins due to the unfavorable resin price environment.  This decline was partially offset by reduced operating expenses.  The company incurred an operating loss in the three months ended December 31, 2008 of $0.7 million related to its facility in the United Arab Emirates.

Bayshore Industrial’s operating income decreased $2.2 million or 56%, primarily as a result of a decrease in volumes sold due to lower customer demand.

ICO Polymers North America’s operating income increased $0.1 million or 30% primarily due to lower impairment, restructuring and other costs of $0.3 million and lower operating expenses of $0.5 million during the three months ended December 31, 2008 as compared to the same three months ended December 31, 2007.  These benefits were partially offset by a reduction in volumes sold which reduced operating income by approximately $0.7 million.

ICO Brazil’s operating income declined from income of $0.1 million to a loss of $0.1 million primarily caused by the reduction in volumes sold due to lower customer demand.

Unallocated general corporate expense decreased $0.6 million or 33% due to lower external professional fees.

Interest Expense, Net.  For the three months ended December 31, 2008, net interest expense decreased $0.4 million or 38% year-over-year primarily as a result of a decrease in borrowings.

Income Taxes (from continuing operations).  The Company’s effective income tax rates were a benefit of 24% and a provision of 34% during the three months ended December 31, 2008 and 2007.  The Company’s effective income tax rate of 24% during the three months ended December 31, 2008 was primarily due to the mix of pre-tax income and loss in the Company’s various tax jurisdictions.

Net Income.  For the three months ended December 31, 2008, the Company incurred a net loss of $1.1 million compared to net income of $3.5 million for the comparable period in fiscal year 2008, due to the above factors.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2008.

Three Months Ended
December 31, 2008
Net revenues	$(9.2) million
Operating income	$0.3 million
Pre-tax income	$0.4 million
Net income	$0.2 million

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for us on October 1, 2009.  As SFAS No. 141 (R) will apply to future acquisitions, it is not possible at this time for us to determine the impact of adopting this standard.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will be required to adopt this standard in the interim period ending March 31, 2009.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the impact of adopting this new standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of FSP FAS 142-3 will have a material impact on our results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method  described in SFAS No. 128, Earnings Per Share.  This FSP will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting this new standard.

In December 2008, the FASB issued FSP FAS 132 (R)-1, Employers’ Disclosures about Post-retirement Benefit Plan Assets, which amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of these disclosures are to provide users of financial statements with an understanding of:

a.	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;
b.	the major categories of plan assets;
c.	the inputs and valuation techniques used to measure the fair value of plan assets;
d.	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and
e.	significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of adopting this new standard.

Liquidity and Capital Resources

The Company’s major source of cash inflows is generally net income.  The primary uses of cash for other than operations are generally capital expenditures, debt service and share repurchases.  Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2008	September 30, 2008
Cash and cash equivalents	$11.0 million	$5.6 million
Working capital	$58.5 million	$67.0 million

Cash and cash equivalents increased $5.4 million and working capital declined $8.5 million during the three months ended December 31, 2008, as compared with September 30, 2008, due to the factors described below.

Cash Flows

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Net cash provided by (used for) operating activities by continuing operations	$13,521	$(11,414)
Net cash provided by (used for) operating activities by discontinued operations	184	(25)
Net cash used for investing activities	(1,364)	(2,505)
Net cash provided by (used for) financing activities	(6,899)	9,164
Effect of exchange rate changes	(56)	93
Net increase/(decrease) in cash and cash equivalents	$5,386	$(4,687)

Cash Flows From Operating Activities

During the three months ended December 31, 2008, we improved our liquidity position by generating net cash from operating activities of $13.5 million, compared with a net use of cash of $11.4 million for the three months ended December 31, 2007.  The $24.9 million positive change in cash provided by operating activities over the previous year was primarily due to a decline in inventory, compared to an increase in inventory in the prior year.  This inventory fluctuation was largely driven by decreased sales volumes, lower average prices held in inventory as a result of lower resin prices and our efforts to reduce working capital.

Cash Flows Used for Investing Activities

Capital expenditures totaled $1.4 million during the three months ended December 31, 2008 and were related primarily to the relocation to Pennsylvania from our New Jersey facility, which is now substantially complete.  Non-discretionary capital expenditures are approximately $2.0 million to $3.0 million per year.  For the remainder of fiscal year 2009, we expect discretionary capital expenditures to be approximately $2.0 million.

Cash Flows Used For Financing Activities

During the three months ended December 31, 2008, the Company used $6.9 million of cash for financing activities.  This was primarily due to short and long term debt repayments of $5.0 million and due to $2.0 million used for purchasing common shares on the open market, which were converted into Treasury Stock.  In the prior year period, financing activities provided $9.2 million of cash.  This was primarily a result of borrowings under the Company’s domestic credit facility to finance higher inventory levels.

Financing Arrangements

We maintain several lines of credit.  The facilities are collateralized by certain of our assets and are generally used to finance our working capital needs. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2008	2008	2008	2008	2008	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$17.4	$19.9	$43.9	$52.5	$61.3	$72.4
Outstanding Borrowings	–	–	6.0	9.6	6.0	9.6
Net availability	$17.4	$19.9	$37.9	$42.9	$55.3	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

We maintain a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement consists of a $30.0 million revolving credit facility, a five year $15.0 million term loan (of which $9.2 million remains outstanding as of December 31, 2008) and through an amendment in May 2008, an additional $5.0 million five year term loan (of which $4.2 million remains outstanding as of December 31, 2008).  The Credit Agreement contains a variable interest rate and certain financial and nonfinancial covenants.  The borrowing capacity of the $30.0 million revolving credit facility varies based upon the levels of domestic cash, receivables and inventory.  During fiscal year 2008, we entered into interest rate swaps on our $9.2 million and $4.2 million term loans.  The swaps lock in the Company’s interest rate on (i) the $9.2 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.2 million term loan at 3.69% plus the credit spread on the corresponding debt.   The interest rates as of December 31, 2008 were 4.1% and 5.2%, respectively.

The Credit Agreement establishing the Credit Facility contains financial covenants, including:

•	a minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income;
•	a leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0;
•
a fixed charge coverage ratio of at least 1.1 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and

•	a required level of profitability, as defined under the Credit Agreement to not be less than zero for two consecutive fiscal quarters.

In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict the Company’s ability to borrow under its Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in the financial or other condition, business, affairs or prospects of the Company, or its properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the Credit Agreement, on the Company.

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement.  “Change of Control,” as defined in the Credit Agreement, means: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries.

As the financial covenants under our Credit Agreement are based on profitability, it is possible that we may violate one of the financial covenants if the trend in our operating results experienced during the first quarter of fiscal year 2009 persists.  Such a violation could result in our inability to borrow further under the Credit Agreement and our lenders demanding repayment of the outstanding borrowings under the Credit Agreement.  We are currently in discussions with our lenders regarding an amendment to the Credit Agreement to revise the referenced financial covenants.  We can make no assurances that such an amendment will be executed.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries and also carry various financial covenants.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.9 million as of December 31, 2008 and $42.9 million as of September 30, 2008.  Of the $37.9 million of total foreign credit availability as of December 31, 2008, $2.1 million related to our Australian subsidiary and $1.5 million related to our New Zealand subsidiary.

At December 31, 2008 and September 30, 2008, the Company’s Australian subsidiary was in violation of a financial debt covenant under its credit facility with its lender in Australia related to $2.7 million and $3.9 million of term debt, respectively and $0 and $2.1 million of short-term borrowings, respectively.  The Australian covenant that was not met related to a metric of profitability compared to interest expense. We have classified all of the Australian term debt as current as of December 31, 2008 and September 30, 2008.  The Company is in the process of modifying the financial covenant within the loan agreement with its lender in Australia.  We can make no assurance that such modification will be executed.

Additionally, at December 31, 2008 and September 30, 2008, the Company’s New Zealand subsidiary was in violation of a financial covenant related to short-term borrowings of $1.7 million and $2.3 million, respectively, under its credit facility with its lender in New Zealand.  The Company obtained a waiver from its New Zealand lender for this violation at September 30, 2008 and is in the process of obtaining a waiver from its New Zealand lender for the violation as of December 31, 2008.  We can make no assurance that the waiver will be executed.

The Company is currently in compliance with all of its credit facilities except in Australia and New Zealand as discussed above.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2008 and September 30, 2008.

Forward-Looking Statements

Matters discussed and statements made in this document which are not historical facts and which involve substantial risks, uncertainties and assumptions are “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  Our statements regarding future, projected or potential liquidity, acquisitions, market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, growth plans, capital expenditures and financial results are examples of such forward-looking statements.  Other examples of forward-looking statements include, but are not limited to, statements regarding trends in the marketplace, restrictions imposed by our outstanding indebtedness, changes in the cost and availability of resins (polymers) and other raw materials, general economic conditions, demand for our services and products, business cycles and other industry conditions, international risks, operational risks, our lack of asset diversification, the timing of new services or facilities, our ability to compete, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, effect and cost of claims, litigation and environmental remediation, and our ability to manage global inventory, develop technology and proprietary know-how, and attract and retain key personnel. Actual results and outcomes can differ materially from results or outcomes suggested by these forward-looking statements due to a number of factors, our financial condition, results of litigation, results of operations, capital expenditures and other spending requirements, demand for our products and services, and the risks and risk factors referenced below and elsewhere in this document and those described in our other filings with the SEC.

You should carefully consider the factors in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and other information contained in this document.  The risks and uncertainties described in Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us, which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the risks and uncertainties actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2008 and September 30, 2008, the Company had $17.0 million and $26.2 million of raw material inventory and $17.8 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of December 31, 2008, the Company had $70.4 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three months ended December 31, 2008 and 2007, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of December 31, 2008 and September 30, 2008:

As of
	December 31,	September 30,
	2008	2008
(Dollars in Thousands)
Notional value	$6.5 million	$8.3 million
Fair market value	$0.3 million	$(0.5) million
Maturity Dates	January 2009	October 2008
	through April 2009	through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of December 31, 2008, the Company had $7.2 million of variable interest rate debt. The Company’s variable interest rates are tied to various bank rates.  At December 31, 2008, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by approximately $0.1 million.

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

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2008	of receivable
United States	Australia	$7.4 million	United States Dollar
Holland	United Kingdom	$1.3 million	Great Britain Pound
United States	Malaysia	$1.2 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into.  To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of December 31, 2008 and September 30, 2008.

As of
	December 31,	September 30,
	2008	2008
(Dollars in Thousands)
Notional value	$6.0 million	$5.4 million
Fair market value	$0.1 million	$(0.8) million
Maturity Dates	January 2009	October 2008
	Through March 2009	through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of December 31, 2008, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank, National Association which currently have $9.2 million and $4.2 million outstanding.  The swaps lock in the Company’s interest rate on (i) the $9.2 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $4.2 million term loan at 3.69% plus the credit spread on the corresponding debt.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR), related to $13.4 million of the Company’s variable-rate term loan debt.

As of December 31, 2008, the Company calculated the estimated fair value of the $13.4 million notional swaps identified above to be a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would receive on December 31, 2008 if the agreements were transferred to another party or cancelled by the Company.

Please refer to Note 14, Fair Value Measurements of Assets and Liabilities, for additional disclosures related to the Company’s forward foreign exchange contracts and interest rate swaps.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over a two year period ending September 2010, (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.

	Total number of shares repurchased	Average price Paid per share	Total number of shares as part of a publicly announced plan	Maximum amount that may yet be purchased under the plan
Beginning amount available				$12.0 million
September 1-30, 2008	90,329	$5.99	90,329	0.5 million
October 1-31, 2008	487,752	$5.04	487,752	2.5 million
November 1-30, 2008	-	-	-	-
December 1-31, 2008	-	-	-	-
Total	578,081	$5.19	578,081	$9.0 million

ITEM 6.    EXHIBITS

                The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

February 5, 2009	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer
(Principal Financial Officer)