Form 10-Q
period 2009-03-31
ICO INC
filed 2009-05-08
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
YES ☒  NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO  ☐

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
YES ☐  NO  ☒
There were 27,558,092 shares of common stock without par value outstanding as of April 23, 2009

ICO, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)
	March 31, 2009	September 30, 2008
ASSETS

Current assets:
Cash and cash equivalents	$17,096	$5,589
Trade receivables (less allowance for doubtful accounts
of $3,576 and $2,973, respectively)	50,171	75,756
Inventories	32,817	53,458
Deferred income taxes	1,894	2,056
Prepaid and other current assets	4,903	10,514
Total current assets	106,881	147,373

Property, plant and equipment, net	56,455	61,164
Goodwill	4,549	8,689
Deferred income taxes	3,356	2,709
Other assets	1,279	1,161
Total assets	$172,520	$221,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings under credit facilities	$1,147	$9,607
Current portion of long-term debt	12,884	15,201
Accounts payable	23,863	37,674
Accrued salaries and wages	3,708	5,978
Other current liabilities	8,521	11,912
Total current liabilities	50,123	80,372

Long-term debt, net of current portion	21,181	25,122
Deferred income taxes	4,463	5,039
Other long-term liabilities	2,223	2,728
Total liabilities	77,990	113,261

Commitments and contingencies	-	-
Stockholders’ equity:
Undesignated preferred stock, without par value –
500,000 shares authorized, no shares issued and outstanding
Common stock, without par value – 50,000,000 shares authorized;
28,136,173 and 27,817,673 shares issued,
respectively	55,247	54,756
Treasury Stock, at cost, 578,081 and 90,329 shares, respectively	(3,017)	(543)
Additional paid-in capital	72,697	72,241
Accumulated other comprehensive income (loss)	(4,662)	3,022
Accumulated deficit	(25,735)	(21,641)
Total stockholders’ equity	94,530	107,835
Total liabilities and stockholders’ equity	$172,520	$221,096

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Sales	$63,417	$102,120	$135,274	$203,308
Services	6,713	10,006	14,214	19,683
Total revenues	70,130	112,126	149,488	222,991
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	58,247	92,838	127,495	184,611
Selling, general and administrative	9,010	10,387	18,148	20,990
Depreciation and amortization	1,719	1,853	3,432	3,648
Goodwill Impairment	3,450	-	3,450	-
Impairment, restructuring and other costs (income)	20	(1,598)	(273)	(1,400)
Operating income (loss)	(2,316)	8,646	(2,764)	15,142
Other income (expense):
Interest expense, net	(535)	(1,096)	(1,174)	(2,119)
Other	(48)	(68)	(379)	(201)
Income (loss) from continuing operations before income taxes	(2,899)	7,482	(4,317)	12,822
Provision (benefit) for income taxes	119	2,489	(223)	4,303
Income (loss) from continuing operations	(3,018)	4,993	(4,094)	8,519
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $0, $0,
$0 and $(9), respectively	-	-	-	(16)
Net income (loss)	$(3,018)	$4,993	$(4,094)	$8,503
Preferred Stock dividends	-	-	-	(1)
Net income (loss) applicable to Common Stock	$(3,018)	$4,993	$(4,094)	$8,502

Basic income (loss) per share:
Income (loss) from continuing operations	$(.11)	$.18	$(.15)	$.31
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per common share	$(.11)	$.18	$(.15)	$.31

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.11)	$.18	$(.15)	$.30
Income from discontinued operations	-	-	-	-
Net income (loss) per common share	$(.11)	$.18	$(.15)	$.30

Basic weighted average shares outstanding	27,072,000	27,263,000	27,086,000	27,088,000
Diluted weighted average shares outstanding	27,072,000	27,949,000	27,086,000	27,978,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net income (loss)	$(3,018)	$4,993	$(4,094)	$8,503
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,254)	3,390	(6,672)	4,424
Unrealized gain (loss) on foreign currency hedges	278	(67)	(586)	409
Unrealized gain (loss) on interest rate swaps	32	-	(426)	-

Comprehensive income (loss)	$(4,962)	$8,316	$(11,778)	$13,336

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	March 31,
	2009	2008
Cash flows provided by (used for) operating activities:
Net income (loss)	$(4,094)	$8,503
Loss from discontinued operations	-	16
Depreciation and amortization	3,432	3,648
Impairment, restructuring and other costs (income)	(168)	(1,300)
Stock based compensation expense	420	449
Goodwill impairment	3,450	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	19,895	12,428
Inventories	16,239	(11,472)
Other assets	3,143	1,465
Deferred taxes	(1,529)	399
Accounts payable	(11,098)	(22,499)
Other liabilities	(2,396)	(1,277)
Net cash provided by (used for) operating activities by
continuing operations	27,294	(9,640)
Net cash provided by (used for) operating activities by
discontinued operations	(103)	(25)
Net cash provided by (used for) operating activities	27,191	(9,665)

Cash flows used for investing activities:
Capital expenditures	(1,924)	(7,085)
Proceeds from dispositions of property, plant and equipment	-	30
Cash received from involuntary conversion of fixed assets	480	1,700
Net cash used for investing activities for continuing operations	(1,444)	(5,355)

Cash flows provided by (used for) financing activities:
Common stock transactions	44	2,317
Purchases of Treasury Stock	(1,990)	-
Redemption of Preferred Stock	-	(200)
Payment of dividend on Preferred Stock	-	(1,312)
Increase (decrease) in short-term borrowings under credit facilities, net	(7,168)	9,530
Proceeds from long-term debt	-	3,065
Repayments of long-term debt	(4,688)	(3,750)
Net cash provided by (used for) financing activities for
continuing operations	(13,802)	9,650

Effect of exchange rates on cash	(438)	212
Net increase (decrease) in cash and equivalents	11,507	(5,158)
Cash and cash equivalents at beginning of period	5,589	8,561
Cash and cash equivalents at end of period	$17,096	$3,403

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results expected for the year ended September 30, 2009.  These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS 141 (R) will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a material impact on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  The Company is currently evaluating the impact of adopting this new standard.

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

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of adopting this new standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.  There were no potentially dilutive securities for the three and six months ended March 31, 2009 due to the Company reporting a loss from continuing operations.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and vesting of restricted stock and assumed conversion of the Depositary Shares representing the Preferred Stock which were outstanding during a portion of the six months ended March 31, 2008.  The following presents the number of incremental weighted-average shares used in computing diluted EPS amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
Weighted-average shares outstanding:	2009	2008	2009	2008

Basic	27,072,000	27,263,000	27,086,000	27,088,000
Incremental shares from stock – based compensation	-	686,000	-	823,000
Incremental shares from preferred stock	-	-	-	67,000
Diluted	27,072,000	27,949,000	27,086,000	27,978,000

The total amount of anti-dilutive securities for the three and six months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Total shares of anti-dilutive securities	1,474,000	655,000	1,474,000	555,000

NOTE 5.  INVENTORIES

Inventories consisted of the following:

	March 31, 2009	September 30, 2008
	(Dollars in Thousands)
Raw materials	$16,957	$26,166
Finished goods	14,745	25,868
Supplies	1,115	1,424
Total inventory	$32,817	$53,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.  INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Domestic	$658	$4,052	$718	$6,471
Foreign	(3,557)	3,430	(5,035)	6,351
Total	$(2,899)	$7,482	$(4,317)	$12,822

The provision (benefit) for income taxes consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Current	$248	$2,780	$271	$4,019
Deferred	(129)	(291)	(494)	284
Total	$119	$2,489	$(223)	$4,303

Reconciliations of the income tax expense for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Tax expense at statutory rate	$(1,016)	$2,619	$(1,512)	$4,488
Disqualifying disposition of stock options	-	-	-	(129)
Chargeback Reimbursement	-	(72)	(61)	(147)
Foreign tax rate differential	(107)	9	44	(27)
Change in the deferred tax assets valuation allowance	-	(1)	-	25
State taxes, net of federal benefit	12	15	34	41
Tax rate change	-	(8)	-	114
Non-deductible goodwill impairment	1,225	-	1,225	-
Non-deductible expenses and other, net	5	(73)	47	(62)
Income tax provision	$119	$2,489	$(223)	$4,303

Effective income tax rate	(4.1% )	33.3%	5.2%	33.6%

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  As of March 31, 2009, the Company has unremitted earnings from foreign subsidiaries of approximately $22.1 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2006.  In the Company’s other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2006, Australia – 2004, Italy - 2004 and the Netherlands – 2003. Additionally, in its other foreign jurisdictions, the Company is no longer subject to tax examinations for periods preceding 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2009 the Company had no unrecognized tax benefits or liabilities.  In the event that the Company incurs interest and penalties related to tax matters in the future, such interest and penalties will be reported as income tax expense.  The Company does not anticipate that any tax contingencies which may arise in the next twelve months will have a material impact on its financial position or results of operations.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.7 million as of March 31, 2009 and $1.6 million as of September 30, 2008, and foreign letters of credit outstanding of $1.7 million and $5.1 million as of March 31, 2009 and September 30, 2008, respectively.

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

Wastewater Discharge Permit. The Company self-reported to the Texas Commission on Environmental Quality (“TCEQ”) facts surrounding certain events of noncompliance with its Bayshore Industrial facility’s Texas Pollutant Discharge Elimination System wastewater discharge permit, and subsequently received notification from the TCEQ that it is conducting an investigation into the matter.  The Company is cooperating in the investigation.  The Company has not been subject to any formal enforcement action as of the date of this filing.  It is possible that the investigation could result in the Company receiving civil and/or criminal penalties.  In addition the Company may be required to take certain corrective action with respect to the operation of its wastewater treatment facility and the requirements of its wastewater discharge permit.  An adverse finding in the investigation and any resulting penalties imposed on the Company could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows; however, at this time the Company does not believe that the outcome will have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

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

The Company is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in a pending claim relating to the Combe Fill South Landfill (“CFS”) superfund site in Morris County, New Jersey.  The Environmental Protection Agency (“EPA”) has indicated that the Company is responsible for only de minimus levels of wastes contributed to the site, and there are numerous other PRPs identified that contributed more than 99% of the volume of waste at the site.  The Company has executed a consent decree, subject to court and EPA approval, to settle its liability related to CFS site, for an amount that is immaterial to the Company’s financial condition, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 8.  DEBT

Term debt at March 31, 2009 and September 30, 2008 consisted of the following.

	March 31, 2009	September 30, 2008
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2011. Interest rates as of March 31, 2009 and September 30, 2008 were 6.6% and 4.1%, respectively.	$8,334	$10,000
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2012. Interest rates as of March 31, 2009 and September 30, 2008 were 7.9% and 5.2%, respectively.	3,889	4,444
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,114	5,758
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of March 31, 2009, these loans had a weighted average interest rate of 6.0% with maturity dates between November 2009 and May 2021. The interest and principal payments are made monthly.	7,844	8,064
Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of March 31, 2009, these loans had a weighted average interest rate of 6.8% with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	8,884	12,057
Total term debt	34,065	40,323
Less current maturities of long-term debt	12,884	15,201
Long-term debt less current maturities	$21,181	$25,122

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$10.0	$19.9	$38.4	$52.5	$48.4	$72.4
Outstanding Borrowings	-	-	1.1	9.6	1.1	9.6
Net availability	$10.0	$19.9	$37.3	$42.9	$47.3	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012. The KeyBank Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of the Company’s revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, there is a total of $12.2 million outstanding in the form of two term loans as of March 31, 2009.  The borrowing capacity of the $20.0 million revolving credit facility is based on the Company’s levels of domestic receivables and inventory.  As of March 31, 2009, the borrowing capacity was $10.0 million after subtracting $1.7 million of letters of credit outstanding.  There were no borrowings under the revolving credit facility as of September 30, 2008 and March 31, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on its $8.3 million and $3.9 million term loans.  The swaps lock in the Company’s interest rate on (i) the $8.3 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) the $3.9 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of March 31, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the Credit Facility contains financial covenants, including:

•
A minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income.  As of March 31, 2009 and September 30, 2008, the Company’s required minimum tangible net worth was $68.2 million.  The Company’s actual tangible net worth was $94.3 million and $95.9 million, respectively, as of March 31, 2009 and September 30, 2008.

•
A leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0.  As of March 31, 2009 and September 30, 2008, the Company’s leverage ratios were 1.9 to 1.0 and 1.6 to 1.0, respectively.

•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense, scheduled principal debt repayments in the prior four quarters, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of March 31, 2009 and September 30, 2008, the Company’s fixed charge coverage ratios were 1.5 to 1.0 and 1.5 to 1.0, respectively.

•
A requirement that “Adjusted EBITDA” less interest expense, as defined under the Credit Agreement, not be less than zero for two consecutive fiscal quarters.  As of March 31, 2009 and September 30, 2008 the Company has maintained the required level of profitability above zero.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.3 million as of March 31, 2009 and $42.9 million as of September 30, 2008.

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of March 31, 2009
	Outstanding	Available	Financial Covenant	Actual Covenant Calculation
Country	Borrowings	Borrowing Capacity	Requirement	March 31, 2009	September 30, 2008
Australia	$2.5 million	$0.7 million	Equity exceeds 29.9% of total assets	64%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.7 million	5.0 million	Equity exceeds 34.9% of total assets	58%	56%
Malaysia	0.3 million	1.0 million	Total debt less than 2x equity	.6x	1.0x
Malaysia	2.6 million	1.6 million	Equity greater than US $1.5 million	$4.8 million	$4.6 million
New Zealand	0.5 million	0.6 million	Equity exceeds 39.9% of assets total	79%	56%

(a) As of March 31, 2009 and September 30, 2008, the Company did not meet this covenant due to losses in its Australian subsidiary.  At March 31, 2009 and September 30, 2008 there was $2.5 million and $3.9 million of term debt, respectively, and $0 and $2.1 million of short-term borrowings, respectively outstanding.  The Company has classified all of the Australian term debt as current as of March 31, 2009 and September 30, 2008.  The Company is in the process of modifying the financial covenant within the loan agreement with the Company’s lender in Australia.  The Company can make no assurance that such modification will be executed.  Of the $37.3 million of total foreign credit availability as of March 31, 2009, $0.7 million related to the Company’s Australian subsidiary.

As of September 30, 2008, the New Zealand subsidiary was in violation of a financial covenant related to a metric of profitability compared to interest expense.  The Company obtained a waiver from the lender for this violation and this financial covenant has been removed from the current loan agreement as of March 31, 2009.

NOTE 9.  EMPLOYEE BENEFIT PLANS

The Company maintains several defined contribution plans that cover domestic and foreign employees who meet certain eligibility requirements related to age and period of service with the Company.  The plan in which each employee is eligible to participate depends upon the subsidiary for which the employee works.  All plans have a salary deferral feature that enables participating employees to contribute up to a certain percentage of their earnings, subject to governmental regulations.  Many of the foreign plans require the Company to match employees’ contributions in cash.  Employee contributions to the Company’s domestic 401(k) plan have historically been voluntarily matched by the Company with shares of ICO, Inc. Common Stock.  Both foreign and domestic employees’ interests in Company matching contributions are generally vested immediately upon contribution.

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary (the “Dutch Plan”). Participants are responsible for a portion of the cost associated with the Dutch Plan, which provides retirement benefits at the normal retirement age of 65. This Dutch Plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands.  The Aegon insurance contract guarantees the funding of the Company’s future pension obligations under the Dutch Plan.  Pursuant to the Aegon contract, Aegon is responsible for payment of all future obligations under the provisions of the Dutch Plan, while the Company pays annual insurance premiums to Aegon. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation under the Dutch Plan from the Company to Aegon.  Currently, Aegon’s Standard and Poor’s financial strength rating is AA-.  The premiums paid by the Company for the Aegon insurance contracts are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries, which plans provide for a one-time payment to a covered employee upon the employee’s termination of employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amount of defined contribution plan expense for the three and six months ended March 31, 2009 was $0.3 million and $0.6 million compared to $0.4 million and $0.8 million for the three and six months ended March 31, 2008.  The amount of defined benefit plan pension expense for the three and six months ended March 31, 2009 was $0.1 million and $0.2 million compared to $0.1 million and $0.2 million for the three and six months ended March 31, 2008.

NOTE 10. GOODWILL

Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) Goodwill and Other Intangible Assets requires goodwill to be tested for impairment on an annual basis and between annual tests when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Our annual goodwill impairment testing date is September 30.  In assessing whether or not goodwill should be tested for impairment on an interim basis at each of our reporting units, we consider the collective weight of a number of data points including, but not limited to the recent operating performances of our reporting units including factors that contributed to those performances (i.e. whether operating performances were reflective of the core operations or whether they were impacted positively or negatively by significant or unusual items of a non-recurring nature), the future prospects for the Company’s reporting units, the competitive landscape in the markets within which our reporting units operate, the legal and regulatory environment in the markets within which our reporting units operate, and the market performance of our common stock and the stocks of our peer companies within our industry.  We do not consider any single data point on its own to be an indicator that goodwill should be tested on an interim basis.  During the quarter ended March 31, 2009, the operating performance declined and the outlook for our Australia and New Zealand reporting units weakened in part due to the global economic downturn and the competitive landscape became more challenging, and the market value for our stock declined.  As a consequence we concluded that it was necessary to test goodwill for impairment on an interim basis during the quarter ended March 31, 2009.

SFAS No.142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book value of our reporting units to their estimated fair values at the respective test dates. The estimated fair values of the reporting units were determined by utilizing a combination of the income approach derived from a discounted cash flow methodology and the market approach derived from comparable public companies. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The fair value of the reporting unit is then compared to its carrying value. If the reporting unit’s fair value is less than its carrying value, a second step must be performed to quantify the amount of the impairment, if any.

 In the second step, the Company calculated the implied fair value of goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets.  The estimated implied fair value of goodwill is then compared to its respective carrying value and any excess carrying value of the goodwill is recorded as an impairment charge.

The interim test resulted in an impairment of goodwill and accordingly, the Company has recorded a non-cash charge of $3.5 million in the quarter ended March 31, 2009.  The goodwill impairments were $2.3 million and $1.2 million, respectively, at the Company’s Australia and New Zealand reporting units.  No tax benefit has been recognized on these goodwill impairments.

After the recognition of these impairment losses, the remaining goodwill in the Company’s reporting units is $4.5 million, all of which is related to the Company’s Bayshore Industrial facility.

The change in the carrying amount of goodwill at March 31, 2009 is as follows:

Balance at October 1, 2008	$8.7 million
Foreign currency translation	(0.7) million
Impairment	(3.5) million

Balance at March 31, 2009	$4.5 million

NOTE 11. IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company recorded a net benefit from insurance proceeds of $0.2 million and $0.1 million in the three months ended March 31, 2009 and December 31, 2008, respectively.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania and is no longer operating in New Jersey.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended December 31, 2008, the Company recorded a net insurance reimbursement of $0.4 million related to financial losses resulting from the loss of power experienced at its Bayshore Industrial location as a result of Hurricane Ike which hit the Gulf Coast area in the fourth quarter of fiscal year 2008.

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates, effective with the expiration of its lease agreement on January 31, 2009.  As a result of the closure, the Company recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008.  Additional impairment charges of $0.2 million were recorded in the three months ended March 31, 2009.

During the three and six month periods ending March 31, 2008, the Company recorded a net benefit of $1.6 million and $1.4 million respectively as a result of a fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

NOTE 12.  DISCONTINUED OPERATIONS

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

NOTE 13.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations, including debt obligations that carry variable interest rates, foreign currency exchange risk, and resin price risk that could impact the Company’s financial condition, results of operations and/or cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. The Company’s intention is to use these derivative financial instruments as risk management tools and not for trading purposes or speculation.

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of March 31, 2009 and September 30, 2008, the Company had $17.0 million and $26.2 million of raw material inventory and $14.8 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of March 31, 2009, the Company had $62.1 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three or six months ended March 31, 2009 and 2008.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of March 31, 2009 and September 30, 2008:

As of
	March 31,	September 30,
	2009	2008

Notional value	$7.1 million	$8.3 million
Fair market value	$0.1 million	$(0.5) million
Maturity Dates	April 2009 through	October 2008
	June 2009	through February 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At March 31, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2009	of receivable
United States	Australia	$5.1 million	United States Dollar
Holland	Australia	$2.0 million	Australian Dollar
Holland	United Kingdom	$1.7 million	Great Britain Pound
United States	Malaysia	$1.2 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of March 31, 2009 and September 30, 2008.

As of
	March 31,	September 30,
	2009	2008

Notional value	$3.3 million	$5.4 million
Fair market value	$0.0 million	$(0.8) million
Maturity Dates	June 2009	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of March 31, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap is marked to market in the balance sheet.

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank National Association which currently have $8.3 million and $3.9 million outstanding.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR) related to $12.2 million of the Company’s variable-rate term loan debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2009, the Company calculated the estimated fair value of the $12.2 million notional swaps identified above to be a liability of $0.3 million.  The fair value is an estimate of the net amount that the Company would pay on March 31, 2009 if the agreements were transferred to another party or cancelled by the Company.

NOTE 14. SEGMENT INFORMATION

The Company’s management structure and reportable segments are organized into five business segments referred to as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific primarily produce competitively priced engineered polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Additionally, these segments provide specialty size reduction services on a tolling basis.  “Tolling” refers to processing customer owned material for a service fee.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.  The Company’s European segment includes operations in France, Holland, Italy and the U.K.  The Company’s Asia Pacific segment includes operations in Australia, Malaysia, New Zealand and the United Arab Emirates (facility closed in January 2009).

Six Months Ended March 31, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$67,386	$134	$1,766	$895	$-	303
Bayshore Industrial	34,173	105	3,318	826	(382)	101
ICO Asia Pacific	25,663	-	(6,291)	635	3,838	232
ICO Polymers North America	16,646	929	1,243	908	(311)	1,183
ICO Brazil	5,620	-	(30)	93	-	77
Total from Reportable Segments	149,488	1,168	6	3,357	3,145	1,896
Unallocated General Corporate Expense	-	-	(2,770)	75	32	28
Total	$149,488	$1,168	$(2,764)	$3,432	$3,177	$1,924

Six Months Ended March 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$100,494	$229	$6,518	$1,141	$39	$595
Bayshore Industrial	52,519	144	6,710	785	-	376
ICO Asia Pacific	37,572	346	1,623	722	-	2,088
ICO Polymers North America	22,890	2,087	3,383	794	(1,439)	3,866
ICO Brazil	9,516	-	329	129	-	125
Total from Reportable Segments	222,991	2,806	18,563	3,571	(1,400)	7,050
Unallocated General Corporate Expense	-	-	(3,421)	77	-	35
Total	$222,991	$2,806	$15,142	$3,648	$(1,400)	$7,085

Three Months Ended March 31, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss) (a)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$32,624	$4	$1,915	$443	$-	$76
Bayshore Industrial	15,843	-	1,600	414	-	62
ICO Asia Pacific	11,182	-	(5,004)	306	3,668	161
ICO Polymers North America	7,757	32	661	474	(233)	222
ICO Brazil	2,724	-	28	52	-	13
Total from Reportable Segments	70,130	36	(800)	1,689	3,435	534
Unallocated General Corporate Expense	-	-	(1,516)	30	35	26
Total	$70,130	$36	$(2,316)	$1,719	$3,470	$560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$54,181	$72	$3,520	$574	$39	$295
Bayshore Industrial	20,742	138	2,782	400	-	115
ICO Asia Pacific	19,627	346	761	373	-	1,055
ICO Polymers North America	12,559	1,096	2,937	405	(1,637)	3,027
ICO Brazil	5,017	-	192	63	-	67
Total from Reportable Segments	112,126	1,652	10,192	1,815	(1,598)	4,559
Unallocated General Corporate Expense	-	-	(1,546)	38	-	21
Total	$112,126	$1,652	$8,646	$1,853	$(1,598)	$4,580

Total Assets	As of March 31, 2009 (c)	As of September 30, 2008 (c)
	(Dollars in Thousands)
ICO Europe	$67,433	$89,910
Bayshore Industrial	30,392	33,840
ICO Asia Pacific	33,828	55,593
ICO Polymers North America	26,783	30,050
ICO Brazil	5,602	8,624
Total from Reportable Segments	164,038	218,017
Other (b)	8,482	3,079
Total	$172,520	$221,096

(a) Impairment, restructuring and other costs (income) are included in operating income (loss) and includes goodwill impairment.
(b) Consists of unallocated Corporate assets.
(c) Includes Goodwill of $0 and $4.2 million for ICO Asia Pacific as of March 31, 2009 and September 30, 2008, respectively, and $4.5 million for Bayshore Industrial as of March 31, 2009 and September 30, 2008.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Reportable segments operating income (loss)	$(800)	$10,192	$6	$18,563
Unallocated general corporate expense	(1,516)	(1,546)	(2,770)	(3,421)
Consolidated operating income (loss)	(2,316)	8,646	(2,764)	15,142
Other income (expense):
Interest expense, net	(535)	(1,096)	(1,174)	(2,119)
Other	(48)	(68)	(379)	(201)
Income (loss) from continuing operations before income taxes	$(2,899)	$7,482	$(4,317)	$12,822

NOTE 15. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has elected to utilize this deferral and has only partially applied SFAS 157 (to financial assets and liabilities measured at fair value on a recurring basis). Accordingly, the Company will apply SFAS 157 to the its nonfinancial assets and liabilities, which the Company discloses or recognizes at fair value on a nonrecurring basis, such as goodwill impairment and other assets and liabilities, in the first quarter of fiscal year 2010. The Company does not expect that the application of SFAS 157 to its nonfinancial assets and liabilities, which the Company discloses or recognizes at fair value on a nonrecurring basis, will have a significant impact on its consolidated financial position, results of operations or cash flows.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurement Using:
	Total	Quoted Price in active markets	Significant Other	Significant
	Fair	for Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial Assets:
Forward Exchange Contracts	$146	-	$146	-

Financial Liabilities:
Forward Exchange Contracts	64	-	64	-
Interest Rate Swaps	330	-	330	-

“Forward exchange contracts” represent net unrealized gains or losses on foreign currency hedges, which is the net difference between (i) the amount in U.S. Dollars, or local currency translated into U.S. Dollars, to be received or paid at the contracts’ settlement date and (ii) the U.S. Dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.  “Interest rate swaps” represent the net unrealized gains or losses on Variable Interest Rate swaps related to the Company’s term loans in the United States.  For additional disclosures required by SFAS 157 for these assets, see Note 13, “Quantitative and Qualitative Disclosures About Market Risk”, to the Company’s consolidated financial statements.

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

Toll processing services, which may involve size reduction, compounding, and other processing services, are performed on customer-owned material for a fee.  We consider our toll processing services to be completed when we have processed the customer-owned material and no further services remain to be performed.  Pursuant to the service arrangements with our customers, we are entitled to collect our agreed upon toll processing fee upon completion of our toll processing services.  Shipping of the product to and from our facilities is determined by and paid for by the customer.  The revenue we recognize for toll processing services is net of the value of our customers’ product as we do not take ownership of our customers’ material during any stage of the process.

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

ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific primarily produce competitively priced polymer powders for the rotational molding industry as well as other specialty markets for powdered polymers, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Masterbatches are concentrates that incorporate all of the additives a customer needs into a single package for a particular product manufacturing process, as opposed to requiring numerous packages.  Additionally, these segments provide specialty size reduction services on a tolling basis.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds, primarily for the plastic film industry, in North America and in selected export markets.  Our ICO Europe segment includes operations in France, Holland, Italy and the U.K.  Our Asia Pacific segment includes operations in Australia, Malaysia, and New Zealand.

Results of Operations

Three and six months ended March 31, 2009 compared to the three and six months ended March 31, 2008

Executive Summary

Our business has been impacted negatively thus far in fiscal year 2009 by two primary factors; lower demand from customers as a result of the global economic downturn that is impacting all industries we serve and a rapid and historic fall in resin prices in the three month period ended December 31, 2008.  Our business volumes have declined 22% year to date compared to the same period of the prior year as demand for our customers’ products has declined and due to the fact that we believe most of our customers are operating with lean inventory positions due to the uncertainty surrounding resin prices and demand.  The rapid and historical fall in resin prices in the first fiscal quarter of 2009 led to reduced margins in that period.  Resin prices stabilized in the three months ended March 31, 2009 which helped us improve our gross margins from 12.7% in the first quarter of fiscal year 2009 to 16.9% in the second quarter of fiscal year 2009.  We have responded to the global economic downturn by reducing our headcount by 12% from September 30, 2008 and modifying the number of shifts our plants operate to match the current customer demand.  We have also responded to the uncertainty of resin prices and customer demand by reducing our inventory by 39% from September 30, 2008.

	Summary Financial Information
	Three Months Ended March 31,					Six Months Ended March 31,
	2009	2008	Change	%		2009	2008	Change	%
	(Dollars in Thousands)

Total revenues	$70,130	$112,126	$(41,996)	(37%	)	$149,488	$222,991	$(73,503)	(33%	)
SG&A (1)	9,010	10,387	(1,377)	(13%	)	18,148	20,990	(2,842)	(14%	)
Operating income	(2,316)	8,646	(10,962)	(127%	)	(2,764)	15,142	(17,906)	(118%	)
Income from continuing operations	(3,018)	4,993	(8,011)	(160%	)	(4,094)	8,519	(12,613)	(148%	)
Net income	$(3,018)	$4,993	$(8,011)	(160%	)	$(4,094)	$8,503	$(12,597)	(148%	)

Volumes (2)	64,500	83,600	(19,100)	(23%	)	129,100	165,500	(36,400)	(22%	)
Gross margin (3)	16.9%	17.2%				14.7%	17.2%
SG&A as a percentage of revenues	12.8%	9.3%				12.1%	9.4%
Operating income as a percentage of revenues	(3.3% )	7.7%				(1.8% )	6.8%

1)“SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
3)Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues decreased $42.0 million or 37% to $70.1 million during the three months ended March 31, 2009, compared to the same period of fiscal year 2008.  During the six month period, revenues decreased $73.5 million or 33%.  The decrease in revenues was a result of a decrease in volumes sold by the Company (“volume”), unfavorable changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the decrease in revenue are:

	Three Months Ended March 31, 2009			Six Months Ended March 31, 2009
	%		$	%		$
	(Dollars in Thousands)
Volume	(16%	)	$(17,970)	(16%	)	$(36,277)
Price/product mix	(12%	)	(13,823)	(8%	)	(17,823)
Translation effect	(9%	)	(10,203)	(9%	)	(19,403)
Total decrease	(37%	)	$(41,996)	(33%	)	$(73,503)

A decrease in volumes sold for the three and six months ended March 31, 2009 led to decreases in revenues of $18.0 million and $36.3 million, respectively.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a decrease in revenues of $10.2 million for the three months ended March 31, 2009 and $19.4 million for the six months ended March 31, 2009 due to a stronger U.S. Dollar against all currencies the Company transacts in.

As mentioned above, the Company’s revenues and profitability are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices.  Average resin prices were lower for the current year period than the prior year periods for both the three and six months ended March 31, 2009, and coupled with unfavorable changes in product mix, caused a decrease in revenues of $13.8 million and $17.8 million, respectively.  Although we participate in numerous markets, the graph below illustrates the general trend in the prices of resin we purchased.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$32,624	46%	$54,181	48%	$(21,557)	(40%	)
Bayshore Industrial	15,843	23%	20,742	18%	(4,899)	(24%	)
ICO Asia Pacific	11,182	16%	19,627	18%	(8,445)	(43%	)
ICO Polymers North America	7,757	11%	12,559	11%	(4,802)	(38%	)
ICO Brazil	2,724	4%	5,017	5%	(2,293)	(46%	)
Total	$70,130	100%	$112,126	100%	$(41,996)	(37%	)

Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues decreased $21.6 million or 40% primarily as a result of an unfavorable change in price which caused a decrease in revenues of $10.0 million.  Additionally, a decrease in volumes resulted in a decline in revenues of $6.0 million.  The lower volumes were caused by lower customer demand caused by the global economic downturn.  Finally, the translation effect of a stronger U.S. Dollar against European currencies caused a decrease in revenues of $5.6 million.

Revenues at the Company’s Bayshore Industrial facility decreased $4.9 million or 24% primarily as a result of lower volumes sold, due to lower customer demand which negatively impacted revenues by $4.9 million.  The lower customer demand was primarily caused by the global economic downturn.

ICO Asia Pacific’s revenues decreased $8.4 million or 43% primarily due to lower average selling prices which caused a decline in revenues of $4.3 million.  Additionally, the translation effect of weaker foreign currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit) compared to the U.S. Dollar resulted in decreased revenues of $3.1 million.  A decline in volumes contributed another $1.0 million to the decrease in revenues.

ICO Polymers North America’s revenues decreased $4.8 million or 38% primarily as a result of decreased volumes sold as a result of lower customer demand caused by the global economic downturn.

ICO Brazil’s revenues decreased $2.3 million or 46% due to lower volumes sold due to lower customer demand which negatively impacted revenues by $1.4 million, and also due to the negative effect of the weaker Brazilian currency compared to the U.S. Dollar, which negatively impacted revenues by $0.8 million.  The lower customer demand was primarily caused by the global economic downturn.

Revenues by segment for the six months ended March 31, 2009 compared to the six months ended March 31, 2008:

	Six Months Ended March 31,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$67,386	45%	$100,494	45%	$(33,108)	(33%	)
Bayshore Industrial	34,173	23%	52,519	24%	(18,346)	(35%	)
ICO Asia Pacific	25,663	17%	37,572	17%	(11,909)	(32%	)
ICO Polymers North America	16,646	11%	22,890	10%	(6,244)	(27%	)
ICO Brazil	5,620	4%	9,516	4%	(3,896)	(41%	)
Total	$149,488	100%	$222,991	100%	$(73,503)	(33%	)

Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues decreased $33.1 million or 33% primarily as a result of lower volumes sold which caused a decrease in revenues of $14.7 million.  The lower volumes sold were caused by lower customer demand due to the global economic downturn and the downward trend in resin prices which led customers to reduce their levels of inventory.  Additionally, a decrease in average selling prices resulted in a decrease of $6.9 million in revenues.  Finally, the translation effect of weaker European currencies compared to the U.S. Dollar caused a decrease in revenues of $11.5 million.

Bayshore Industrial’s revenues decreased $18.3 million or 35% as a result of lower volumes sold which negatively impacted revenues by $12.4 million as well as an unfavorable change in product mix and lower average prices which decreased revenues $5.9 million.  The decline in volumes was a result of reduced customer demand due to the global economic downturn.

ICO Asia Pacific revenues decreased $11.9 million or 32% primarily due to the $6.9 million translation effect of weaker foreign currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit) compared to the U.S. Dollar.  Additionally, lower average selling prices as a result of lower resin prices decreased revenues $4.5 million.

ICO Polymers North America’s revenues decreased $6.2 million or 27% primarily as a result of decreased volumes sold as a result of lower customer demand.

ICO Brazil’s revenues decreased $3.9 million or 41% due to lower volumes sold which negatively impacted revenues by $2.5 million, and also due to the negative effect of the weaker Brazilian currency compared to the U.S. Dollar, which negatively impacted revenues by $1.7 million.  The volumes decline was due to lower customer demand.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) decreased from 17.2% to 16.9% for the three months ended March 31, 2009 and declined from 17.2% to 14.7% for the six months ended March 31, 2009. The decline for the sixth months ended March 31, 2009 was primarily due to the lower volumes sold and due to lower feedstock margins (the difference between product sales revenues and related cost of raw materials sold).  This decline in volumes sold was primarily caused by the global economic downturn and the dramatic downward trend in resin prices in the first quarter of fiscal year 2009, both of which led to reduced customer demand.  The decline in feedstock margins was primarily caused by the unfavorable resin price environment in the three months ended December 31, 2008.  The unfavorable resin price environment was caused by resin prices reaching historically high levels in the fourth quarter of fiscal year 2008, followed by the rapid and dramatic fall in resin prices in the first quarter of fiscal year 2009.  This combination led to a reduction in our feedstock margins.  These negative impacts were partially offset by lower operating expenses, primarily payroll and utility costs.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) decreased $1.4 million or 13% and $2.8 million or 14% for the three and six months ended March 31, 2009.  The decrease in SG&A for the three-month comparative period was due to the effect of weaker foreign currencies related to the U.S. Dollar, which decreased SG&A by $1.0 million and lower compensation and benefits cost of $1.0 million, offset by increased bad debt expense of $0.5 million.  The decrease in SG&A of $2.8 million or 14% for the six-month comparative periods was due primarily to the translation effect of weaker foreign currencies which decreased SG&A by $2.0 million and lower compensation and benefits cost of $1.8 million.  The declines were partially offset by an increase in bad debt expense of $1.0 million.  As a percentage of revenues, SG&A increased to 12.8% and 12.1% of revenues during the three and six months ended March 31, 2009, respectively, compared to 9.3% and 9.4% for the same periods last year due to lower revenues.

Impairment, restructuring and other costs (income).  On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company recorded a net benefit from insurance proceeds of $0.2 million and $0.1 million in the three months ended March 31, 2009 and December 31, 2008, respectively.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania and is no longer operating in New Jersey.

During the three months ended December 31, 2008, the Company recorded a net insurance reimbursement of $0.4 million related to financial losses resulting from the loss of power experienced at its Bayshore Industrial location as a result of Hurricane Ike which hit the Gulf Coast area in the fourth quarter of fiscal year 2008.

During the fourth quarter of fiscal year 2008, the Company decided to close its plant in the United Arab Emirates, effective with the expiration of its lease agreement on January 31, 2009.  As a result of the closure, we recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008.  Additional impairment charges of $0.2 million were recorded in the three months ended March 31, 2009.

During the three and six months ending March 31, 2008, the Company recorded a net benefit of $1.6 million and $1.4 million, respectively, as a result of a fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

Goodwill Impairment.  The Company recorded an impairment of goodwill in its Asia-Pacific segment in the amount of $3.5 million in the quarter ended March 31, 2009.  The goodwill impairments were $2.3 million and $1.2 million, respectively, at our Australia and New Zealand reporting units.  Please refer to Note 10, Goodwill, for additional disclosures related to the Company’s non-cash charge for goodwill impairment.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 follows.

Operating income (loss)	Three Months Ended March 31,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$1,915	$3,520	$(1,605)	(46%	)
Bayshore Industrial	1,600	2,782	(1,182)	(42%	)
ICO Asia Pacific	(5,004)	761	(5,765)	(758%	)
ICO Polymers North America	661	2,937	(2,276)	(77%	)
ICO Brazil	28	192	(164)	(85%	)
Subtotal	(800)	10,192	(10,992)	(108%	)
Unallocated General Corporate Expense	(1,516)	(1,546)	30	(2%	)
Consolidated	$(2,316)	$8,646	$(10,962)	(127%	)

Operating income (loss) as a percentage of revenues	Three Months Ended March 31,
	2009		2008	Change
ICO Europe	6%		6%	0%
Bayshore Industrial	10%		13%	(3%	)
ICO Asia Pacific	(45%	)	4%	(49%	)
ICO Polymers North America	9%		23%	(14%	)
ICO Brazil	1%		4%	(3%	)
Consolidated	(3%	)	8%	(11%	)

ICO Europe’s operating income decreased $1.6 million or 46% due to a decrease in volumes sold and to a lesser extent the negative impact from feedstock margins primarily within our Italian business unit due to an unfavorable change in product mix.

Bayshore Industrial’s operating income fell $1.2 million or 42% primarily as a result of a decrease in volumes sold due to lower customer demand.

ICO Asia Pacific’s operating income decreased $5.8 million to a loss of $5.0 million.  The operating loss in the three months ended March 31, 2009 includes a non-cash charge of $3.5 million for goodwill impairment.  Additionally, the region had lower feedstock margins due to the unfavorable resin price environment and an increased competitive market.  Lower sales volumes also had the effect of reducing operating income as well as an increase in bad debt expense of $0.5 million and severance of $0.2 million.

ICO Polymers North America’s operating income decreased $2.3 million or 77% primarily due to lower net impairment, restructuring and other costs (income) of $1.4 million and from lower volumes which reduced operating income by $2.2 million.  Partially offsetting those items was a reduction in plant operating costs of $1.4 million.

ICO Brazil’s operating income declined $0.2 million or 85% primarily caused by the reduction in volumes sold due to lower customer demand.

Operating income (loss) by segment and discussion of significant segment changes for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 follows.

Operating income (loss)	Six Months Ended
	March 31,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$1,766	$6,518	(4,752)	(73%	)
Bayshore Industrial	3,318	6,710	(3,392)	(51%	)
ICO Asia Pacific	(6,291)	1,623	(7,914)	(488%	)
ICO Polymers North America	1,243	3,383	(2,140)	(63%	)
ICO Brazil	(30)	329	(359)	(109%	)
Subtotal	6	18,563	(18,557)	(100%	)
Unallocated General Corporate Expense	(2,770)	(3,421)	651	(19%	)
Consolidated	$(2,764)	$15,142	$(17,906)	(118%	)

Operating income (loss) as a	Six Months Ended
percentage of revenues	March 31,
	2009		2008	Change
ICO Europe	3%		6%	(3%	)
Bayshore Industrial	10%		13%	(3%	)
ICO Asia Pacific	(25%	)	4%	(29%	)
ICO Polymers North America	7%		15%	(8%	)
ICO Brazil	(1%	)	3%	(4%	)
Consolidated	(2%	)	7%	(9%	)

ICO Europe’s operating income decreased $4.8 million or 73% due primarily to a decrease in volumes ($4.0 million impact) and feedstock margins ($0.7 million).

Bayshore Industrial’s operating income decreased $3.4 million or 51%, primarily as a result of a decrease in volumes sold due to lower customer demand ($4.0 million impact) and to a lesser extent lower feedstock margins ($0.8 million impact).  A decrease in plant operating costs of $1.2 million partially offset these items.

ICO Asia Pacific’s operating income decreased $7.9 million primarily as a result of a $3.5 million goodwill impairment charge and lower feedstock margins which contributed $2.7 million to the decline.  Additionally, lower sales volumes negatively impacted operating income by $1.2  million .  The Company incurred an operating loss in the six months ended March 31, 2009 in the amount of $1.0 million compared to a loss of $0.5 million in the six months ended March 31, 2008 related to its former facility in the United Arab Emirates, which was closed during the current fiscal year.

ICO Polymers North America’s operating income decreased $2.1 million or 63% primarily due to lower net impairment, restructuring and other costs (income) of $1.1 million and as a result of a reduction in volumes sold due to lower customer demand.

ICO Brazil’s operating income decreased $0.4 million or 109% primarily caused by the reduction in volumes sold due to lower customer demand.

Interest Expense, Net.  For the three and six months ended March 31, 2009, net interest expense decreased $0.6 million or 51% and $0.9 million or 45%, respectively, primarily as a result of reduced borrowings.

Income Taxes (from continuing operations).  The Company’s effective income tax rate was an expense of 4% during the three months ended March 31, 2009 and a benefit of 5% during the six months ended March 31, 2009.  The Company’s effective income tax rates were provisions of 33% and 34% during the three and six months ended March 31, 2008, compared to the U.S. statutory rate of 35%.  The lower effective tax rates in the current fiscal year periods were primarily a result of the goodwill impairment of $3.5 million, which is not tax deductible.

           Net Income (Loss).  For the three and six months ended March 31, 2009, the Company had net losses of $3.0 million and $4.1 million, respectively, compared to net income of $5.0 million and $8.5 million for the comparable periods in fiscal year 2008, due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three and six months ended March 31, 2009.

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Net revenues	$(10.2) million	$(19.4) million
Operating income	$0.8 million	$1.1 million
Pre-tax income	$0.9 million	$1.4 million
Net income	$0.8 million	$1.1 million

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of SFAS 141 (R) and SFAS 160 are effective for the Company on October 1, 2009.  As SFAS 141 (R) will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

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

Liquidity and Capital Resources

Executive Summary.  Thus far in fiscal year 2009, we have increased our cash balance by $11.5 million and reduced our debt outstanding by $14.7 million.  We were able to achieve these two items as a result of the positive cash flow from operations as a result of lower resin prices, which reduces the carrying cost of our working capital, as well as from the reduced business volumes we have experienced in fiscal year 2009 to date.  Our available borrowing capacity as of March 31, 2009 was $47.3 million.  The primary uses of cash for other than operations are generally capital expenditures, debt service and share repurchases.  Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

The following are considered by management as key measures of liquidity applicable to the Company:

	March 31, 2009	September 30, 2008
Cash and cash equivalents	$17.1 million	$5.6 million
Working capital	$56.8 million	$67.0 million
Total outstanding debt	$35.2 million	$49.9 million
Available borrowing capacity	$47.3 million	$62.8 million

Cash Flows

Cash and cash equivalents increased $11.5 million and working capital declined $10.2 million during the six months ended March 31, 2009, as compared with September 30, 2008, due to the factors described below.

	Six Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Net cash provided by (used for) operating activities by continuing operations	$27,294	$(9,640)
Net cash provided by (used for) operating activities by discontinued operations	(103)	(25)
Net cash used for investing activities	(1,444)	(5,355)
Net cash provided by (used for) financing activities	(13,802)	9,650
Effect of exchange rate changes	(438)	212
Net increase/(decrease) in cash and cash equivalents	$11,507	$(5,158)

Cash Flows From Operating Activities

During the six months ended March 31, 2009, we improved our liquidity position by generating net cash from operating activities of $27.3 million, compared with a net use of cash of $9.6 million for the six months ended March 31, 2008.  The $36.9 million positive change in cash provided by operating activities over the previous year was primarily due to a decline in inventory which was a source of cash in the amount of $16.2 million during the six months ended March 31, 2009 compared to a use of cash in the amount of $11.5 million during the same period of the previous fiscal year.  This inventory fluctuation was largely driven by decreased sales volumes, lower average prices held in inventory as a result of lower resin prices and our efforts to reduce working capital.  Additionally, during the current fiscal year, the Company generated $19.9 million in cash from accounts receivable, which was $7.5 million more than the cash generated of $12.4 million during the same prior year period. The increased cash generation from accounts receivable was due to a decrease in accounts receivable caused by the decline in revenues during the six months ended March 31, 2009 compared to the same period of fiscal year 2008.  The positive change in cash provided by operating activities was also caused by a decrease in accounts payable which required $11.1 million in cash during the six months ended March 31, 2009 compared with a $22.5 million usage of cash in the same prior year period.  Accounts payable decreased as a result of higher levels of inventory in the prior year period. Offsetting these benefits was the decrease in income from continuing operations of $12.6 million during the sixth months ended March 31, 2009 compared with the same period in fiscal year 2008.

Cash Flows Used for Investing Activities

Net cash used for investing activities for the six months ended March 31, 2009 was $1.4 million compared to $5.4 million during the same period of the prior fiscal year, primarily caused by a reduction in capital expenditures of $5.1 million period over period.  This reduction in cash used for capital expenditures was offset by a decrease of $1.2 million in the amount of cash received from the Company’s insurance carrier for reimbursement of costs associated with fires in the Company’s New Jersey facility in July 2007 and July 2008.  Capital expenditures totaled $1.9 million during the six months ended March 31, 2009 and were related primarily to the relocation to Pennsylvania from our New Jersey facility, which is now substantially complete.  Non-discretionary capital expenditures are approximately $2.0 million to $3.0 million per year.  For the remainder of fiscal year 2009, we expect discretionary capital expenditures to be approximately $2.0 million.

Cash Flows Used For Financing Activities

During the three months ended March 31, 2009, the Company used $13.8 million of cash for financing activities.  This was primarily due to short and long term debt repayments of $11.9 million and due to $2.0 million used for purchasing common shares on the open market, which were converted into Treasury Stock.  In the prior year period, financing activities provided $9.7 million of cash.  This was primarily a result of borrowings under the Company’s domestic credit facility to finance higher inventory levels.

Financing Arrangements

We maintain several lines of credit.  The facilities are collateralized by certain of our assets and are generally used to finance our working capital needs. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$10.0	$19.9	$38.4	$52.5	$48.4	$72.4
Outstanding Borrowings	-	–	1.1	9.6	1.1	9.6
Net availability	$10.0	$19.9	$37.3	$42.9	$47.3	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

We maintain a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of the Company’s revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, there is a total of $12.2 million outstanding in the form of term loans as of March 31, 2009.  The borrowing capacity of the $20.0 million revolving credit facility is based on the Company’s levels of domestic receivables and inventory.  As of March 31, 2009, the borrowing capacity was $10.0 million.  There were $1.7 million of letters of credit outstanding under the credit facility, but no borrowings were outstanding under the revolving credit facility as of September 30, 2008 and March 31, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on its $8.3 million and $3.9 million term loans.  The swaps lock in the Company’s interest rate on (i) the $8.3 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $3.9 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of March 31, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the Credit Facility contains financial covenants, including:

•
A minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income.  As of March 31, 2009 and September 30, 2008, our required minimum tangible net worth was $68.2 million.  Our actual minimum tangible net worth was $94.3 million and $95.9 million, respectively, as of March 31, 2009 and September 30, 2008.

•	A leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0. As of March 31, 2009 and September 30, 2008, our leverage ratios were 1.9 to 1.0 and 1.6 to 1.0, respectively.
•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of March 31, 2009 and September 30, 2008, our fixed charge coverage ratios were 1.5 to 1.0 and 1.5 to 1.0, respectively.

•
A requirement that “Adjusted EBITDA” less interest expense, as defined under the Credit Agreement, not be less than zero for two consecutive fiscal quarters.  As of March 31, 2009 and September 30, 2008, we have maintained the required level of profitability above zero.

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

Although we were in compliance with our financial covenants under our KeyBank Credit Agreement as of March 31, 2009, it is possible that we may violate one or more of the financial covenants if our operating results were to deteriorate from or remain at the levels we experienced in our quarter ended March 31, 2009.  In the event that we are unable to remain in compliance with one or more of the financial covenants in the future, our lenders would have the right to declare us in default with respect to such obligations.  The lenders would have the right to demand repayment of all outstanding borrowings under the Credit Agreement and reduce the borrowing capacity of the revolving credit facility to $0.  All debt obligations in default would be required to be reclassified as a current liability (as of March 31, 2009, $7.8 million of the term loans was classified as long term).  Due to the fact that our total outstanding debt has declined from $49.9 million as of September 30, 2008 to $35.2 million as of March 31, 2009 and our cash position has improved from $5.6 million to $17.1 million over the same time period, we believe we would be able to obtain a waiver, renegotiate or refinance these obligations.  If we were not able to obtain a waiver, renegotiate or refinance these obligations, we would explore many options available to us in order to make the early repayment of the outstanding borrowings, including the use of existing cash on hand or the payment of a dividend from our foreign subsidiaries to our U.S. parent company; and we would also evaluate the possibility of reducing capacity within our operations in order to generate cash from working capital or perhaps from the sale of assets.  We can make no assurances that we will be able to do any of these items or obtain a waiver, renegotiate or refinance these obligations, and in the event that we are unable to do any of these items or unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.3 million as of March 31, 2009 and $62.9 million as of September 30, 2008.

The following table contains the financial covenants within our foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of March 31, 2009
	Outstanding	Available	Financial Covenant	Actual Covenant Calculation
Country	Borrowings	Borrowing Capacity	Requirement	March 31, 2009	September 30, 2008
Australia	$2.5 million	$0.7 million	Equity exceeds 29.9% of total assets	64%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.7 million	5.0 million	Equity exceeds 34.9% of total assets	58%	55%
Malaysia	0.3 million	1.0 million	Total debt less than 2x equity	.6x	1.0x
Malaysia	2.6 million	1.6 million	Equity greater than US $1.5 million	$4.8 million	$4.6 million
New Zealand	0.5 million	0.6 million	Equity exceeds 39.9% of assets total	79%	56%

(a) As of March 31, 2009 and September 30, 2008, we did not meet this covenant due to losses in our Australian subsidiary.  We have classified all of the Australian term debt as current as of March 31, 2009 and September 30, 2008.  We are in the process of modifying the financial covenant within the loan agreement with our lender in Australia.  We can make no assurance that such modification will be executed.  Of the $37.3 million of total foreign credit availability as of March 31, 2009, $0.7 million related to our Australian subsidiary.

As of September 30, 2008, the New Zealand subsidiary was in violation of a financial covenant related to a metric of profitability compared to interest expense.  The Company obtained a waiver from the lender for this violation and this financial covenant has been removed from the current loan agreement as of March 31, 2009

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of March 31, 2009 and September 30, 2008.

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of March 31, 2009 and September 30, 2008, the Company had $17.0 million and $26.2 million of raw material inventory and $14.8 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of March 31, 2009, the Company had $62.2 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the six months ended March 31, 2009 and 2008, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of March 31, 2009 and September 30, 2008:

As of
	March 31,	September 30,
	2009	2008

Notional value	$7.1 million	$8.3 million
Fair market value	$0.1 million	$(0.5) million
Maturity Dates	April 2009	October 2008
	through June 2009	through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At March 31, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	March 31, 2009	of receivable
United States	Australia	$5.1 million	United States Dollar
Holland	Australia	$2.0 million	Australian Dollar
Holland	United Kingdom	$1.7 million	Great Britain Pound
United States	Malaysia	$1.2 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of March 31, 2009 and September 30, 2008.

As of
	March 31,	September 30,
	2009	2008

Notional value	$3.3 million	$5.4 million
Fair market value	$0.0 million	$(0.8) million
Maturity Dates	June 2009	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of March 31, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap and instrument being hedged are marked to market in the balance sheet.

During fiscal year 2008, the Company entered into a Pay-Fixed / Receive Variable Interest Rate swap on its term loans in the U.S. with KeyBank National Association and Wells Fargo Bank National Association which currently have $8.3 million and $3.9 million outstanding.  The swaps lock in the Company’s interest rate on (i) the $8.3 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $3.9 million term loan at 3.69% plus the credit spread on the corresponding debt.  The Company’s risk management objective with respect to these interest rate swaps is to hedge the variability to changes in cash flows attributable to interest rate risk caused by changes in the benchmark interest rate (i.e. LIBOR) related to $12.2 million of the Company’s variable-rate term loan debt.

As of March 31, 2009, the Company calculated the estimated fair value of the $12.2 million notional swaps identified above to be a liability of $0.3 million.  The fair value is an estimate of the net amount that the Company would pay on March 31, 2009 if the agreements were transferred to another party or cancelled by the Company.

Please refer to Note 15, Fair Value Measurements of Assets and Liabilities, for additional disclosures related to the Company’s forward foreign exchange contracts and interest rate swaps.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over a two year period ending September 2010, (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.  There were no repurchases of shares of Common Stock during the three months ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders (“Meeting”) was held on March 9, 2009: (1) to elect three Class III members of the Board of Directors (“Directors”) to serve until the 2012 Annual Meeting of Shareholders, and until their successors are elected and qualified or until their earlier resignation or removal; (2) to approve an amendment to the Second Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (the “2007 Employee Plan”) to increase the number of shares of common stock issuable thereunder from 1,960,000 to 2,310,000 shares; (3) to approve an amendment to the 2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (the “Director Plan”) to increase the number of shares of common stock issuable thereunder from 410,000 to 560,000 shares and (4) to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.  The number of shares present in person or by proxy at the Meeting was 22,450,381, or approximately 81% of the outstanding shares, and therefore a quorum was in existence at the Meeting.  The Directors were duly elected, the respective amendments to the 2007 Employee Plan and the Director Plan were approved and the appointment of PricewaterhouseCoopers LLP was ratified, as more specifically described below.

The three Class III Directors who were so elected were Eric O. English, David E.K. Frischkorn, Jr., and Max W. Kloesel.  The number of affirmative votes and the number of votes withheld for the Directors so elected were:

Names	Number of Affirmative Votes	Number Withheld
Eric O. English	21,694,900	755,481
David E.K. Frischkorn, Jr.	21,965,182	755,199
Max W. Kloesel	21,785,052	665,329

There were no negative votes.

Following the Meeting, Gregory T. Barmore, Eugene R. Allspach, A. John Knapp, Jr., Daniel R. Gaubert, Kumar Shah and Warren W. Wilder continued in their terms as directors.

The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the amendment to the 2007 Employee Plan were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions	Broker Non-Votes
12,293,715	3,127,898	145,299	6,883,469

The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the amendment to the Director Plan were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions	Broker Non-Votes
12,256,197	3,169,004	141,711	6,883,469

The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2009 were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
22,300,212	73,127	77,042

ITEM 6.  EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
31.1*	—	Certification of Chief Executive Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2*	—	Certification of Chief Financial Officer and ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1**	—	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2**	—	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
*Filed herewith **Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
(Registrant)

May 8, 2009	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer
(Principal Financial Officer)