Form 10-Q
period 2009-06-30
ICO INC
filed 2009-08-10
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
YES☒   NO  ☐
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

                      Large accelerated filer  ☐                                                               Accelerated filer  ☒
 Non-accelerated filer☐                                                              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO  ☒
There were 27,627,092 shares of common stock without par value outstanding as of July 24, 2009

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30,	September 30,
ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$23,589	$5,589
Trade receivables (less allowance for doubtful accounts
of $3,971 and $2,973, respectively)	54,155	75,756
Inventories	34,886	53,458
Deferred income taxes	1,844	2,056
Prepaid and other current assets	5,379	10,514
Total current assets	119,853	147,373

Property, plant and equipment, net	57,321	61,164
Goodwill	4,549	8,689
Deferred income taxes	3,785	2,709
Other assets	1,316	1,161
Total assets	$186,824	$221,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term borrowings under credit facilities	$159	$9,607
Current portion of long-term debt	13,138	15,201
Accounts payable	32,215	37,674
Accrued salaries and wages	4,604	5,978
Other current liabilities	8,402	11,912
Total current liabilities	58,518	80,372

Long-term debt, net of current portion	20,214	25,122
Deferred income taxes	4,644	5,039
Other long-term liabilities	2,472	2,728
Total liabilities	85,848	113,261

Commitments and contingencies	-	-
Stockholders' equity:
Undesignated preferred stock, without par value -
500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, without par value - 50,000,000 shares authorized;
28,205,173 and 27,817,673 shares issued, respectively	55,247	54,756
Additional paid-in capital	72,814	72,241
Accumulated other comprehensive income	408	3,022
Accumulated deficit	(24,476)	(21,641)
Treasury stock, at cost, 578,081 and 90,329 shares, respectively	(3,017)	(543)
Total stockholders' equity	100,976	107,835
Total liabilities and stockholders' equity	$186,824	$221,096

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Sales	$62,870	$105,494	$198,144	$308,802
Services	7,127	10,224	21,341	29,907
Total revenues	69,997	115,718	219,485	338,709
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	57,383	97,234	184,878	281,845
Selling, general and administrative	8,677	10,441	26,825	31,431
Depreciation and amortization	1,835	1,932	5,267	5,580
Goodwill Impairment	-	-	3,450	-
Impairment, restructuring and other costs (income)	(87)	(356)	(360)	(1,756)
Operating income (loss)	2,189	6,467	(575)	21,609
Other income (expense):
Interest expense, net	(539)	(1,039)	(1,713)	(3,158)
Other income (expense)	(192)	165	(571)	(36)
Income (loss) from continuing operations before income taxes	1,458	5,593	(2,859)	18,415
Provision (benefit) for income taxes	199	960	(24)	5,263
Income (loss) from continuing operations	1,259	4,633	(2,835)	13,152
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $0, $0,
$0 and $(9), respectively	-	-	-	(16)
Net income (loss)	$1,259	$4,633	$(2,835)	$13,136
Preferred Stock dividends	-	-	-	(1)
Net income (loss) applicable to Common Stock	$1,259	$4,633	$(2,835)	$13,135

Basic income (loss) per share:
Income (loss) from continuing operations	$.05	$.17	$(.10)	$.48
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per common share	$.05	$.17	$(.10)	$.48

Diluted income (loss) per share:
Income (loss) from continuing operations	$.05	$.17	$(.10)	$.47
Income from discontinued operations	-	-	-	-
Net income (loss) per common share	$.05	$.17	$(.10)	$.47

Basic weighted average shares outstanding	27,077,000	27,433,000	27,083,000	27,202,000
Diluted weighted average shares outstanding	27,221,000	27,975,000	27,083,000	27,975,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$1,259	$4,633	$(2,835)	$13,136
Other comprehensive income (loss)
Foreign currency translation adjustment	5,299	170	(1,373)	4,594
Unrealized gain (loss) on foreign currency hedges	(190)	404	(776)	813
Unrealized loss on interest rate swaps	(39)	-	(465)	-
Comprehensive income (loss)	$6,329	$5,207	$(5,449)	$18,543

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows provided by (used for) operating activities:
Net income (loss)	$(2,835)	$13,136
Loss from discontinued operations	-	16
Depreciation and amortization	5,267	5,580
Gain on involuntary conversion of fixed assets	-	(500)
Stock based compensation expense	527	683
Goodwill impairment	3,450	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	19,404	10,444
Inventories	16,776	(8,342)
Other assets	2,846	53
Income taxes payable	(756)	(602)
Deferred taxes	(1,408)	(629)
Accounts payable	(5,574)	(14,847)
Other liabilities	(1,591)	(1,105)
Net cash provided by operating activities by continuing operations	36,106	3,887
Net cash used for operating activities by discontinued operations	(103)	(59)
Net cash provided by operating activities	36,003	3,828

Cash flows provided by (used for) investing activities:
Capital expenditures	(2,358)	(11,026)
Proceeds from dispositions of property, plant and equipment	-	56
Cash received from involuntary conversion of fixed assets	480	2,337
Net cash used for investing activities for continuing operations	(1,878)	(8,633)

Cash flows provided by (used for) financing activities:
Common stock transactions	44	2,583
Purchases of Treasury Stock	(1,990)	-
Redemption of Preferred Stock	-	(200)
Payment of dividend on Preferred Stock	-	(1,312)
Increase (decrease) in short-term borrowings under credit facilities, net	(8,356)	(3,437)
Proceeds from long-term debt	400	8,265
Repayments of long-term debt	(6,993)	(6,001)
Net cash used for financing activities for continuing operations	(16,895)	(102)

Effect of exchange rates on cash	770	255
Net increase (decrease) in cash and equivalents	18,000	(4,652)
Cash and cash equivalents at beginning of period	5,589	8,561
Cash and cash equivalents at end of period	$23,589	$3,909

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results expected for the year ended September 30, 2009.  These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The accounting policies for the periods presented are the same as described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

NOTE 2.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141 (R) replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.  The provisions of SFAS 141 (R) are effective for the Company on October 1, 2009.  As SFAS 141 (R) will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.  Similarly, SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption also being prohibited. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 in the second fiscal quarter of 2009, but it did not have a significant impact on its financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  The Company is currently evaluating the impact of adopting this new standard.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of these disclosures are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  This FSP will be effective for the Company beginning with the fiscal year ending financial statements at September 30, 2010.  The Company is currently evaluating the impact of adopting this new standard.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM (the “Codification”) which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes between events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 during the period ended June 30, 2009, and the Company did not have any material recognizable subsequent events.  However, the Company did have unrecognizable subsequent events as discussed further in Note 16, Subsequent Events.  The Company performed an evaluation of subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in October 2011. The Company does not expect the provisions of SFAS 167 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”), which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R), Business Combinations (“SFAS No. 141-(R)”). FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The provisions of FAS 141 (R)-1 are effective for the Company on October 1, 2009.  As FAS 141 (R)-1 will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

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

In September 2008, the Company repurchased 90,329 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.99 per share, for total cash consideration of $0.5 million.  In October 2008, the Company repurchased 487,752 shares of Common Stock under the Share Repurchase Plan at an average price (excluding commissions) of $5.04 per share, for total cash consideration of $2.5 million.  The Company did not repurchase any shares of its common stock during the second or third fiscal quarters of 2009.

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

NOTE 4.            EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.  There were no potentially dilutive securities for the nine months ended June 30, 2009 due to the Company reporting a loss from continuing operations.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options and vesting of restricted stock and assumed conversion of the Depositary Shares representing the Preferred Stock which were outstanding during a portion of the nine months ended June 30, 2008.  The following presents the number of incremental weighted-average shares used in computing diluted EPS amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
Weighted-average shares outstanding:	2009	2008	2009	2008

Basic	27,077,000	27,433,000	27,083,000	27,202,000
Incremental shares from stock – based compensation	144,000	542,000	-	729,000
Incremental shares from preferred stock	-	-	-	44,000
Diluted	27,221,000	27,975,000	27,083,000	27,975,000

The total amount of anti-dilutive securities for the three and nine months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total shares of anti-dilutive securities	1,400,000	841,000	1,544,000	682,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.            INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2009	2008
	(Dollars in Thousands)
Raw Materials	$19,745	$26,166
Finished Goods	14,054	25,868
Supplies	1,087	1,424
Total Inventories	$34,886	$53,458

NOTE 6.            INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign continuing operations are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Domestic	$(370)	$2,239	$348	$8,710
Foreign	1,828	3,354	(3,206)	9,705
Total	$1,458	$5,593	$(2,858)	$18,415

The provision (benefit) for income taxes from continuing operations consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Current	$44	$1,253	$894	$5,272
Deferred	155	(293)	(918)	(9)
Total	$199	$960	$(24)	$5,263

Reconciliations of the income tax expense (benefit) for continuing operations at the federal statutory rate of 35% to the Company's effective rate for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Tax expense (benefit) at statutory rate	$511	$1,959	$(1,001)	$6,447
Chargeback Reimbursement	-	-	(61)	(147)
Foreign tax rate differential	(16)	(75)	28	(102)
Change in the deferred tax assets valuation allowance	-	(724)	-	(698)
Reinvestment Allowance tax credit	(70)	(202)	(70)	(202)
Non-deductilble goodwill impairment	-	-	1,225	-
Research and Development tax credits	(139)	-	(139)	-
Non-deductilble expenses and other, net	(87)	2	(6)	(35)
Income tax provision (benefit)	$199	$960	$(24)	$5,263
Effective income tax rate	14%	17%	1%	29%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  As of June 30, 2009, the Company has unremitted earnings from foreign subsidiaries of approximately $23.6 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2006.  In the Company’s other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2006, Australia – 2005, Italy - 2004 and the Netherlands – 2003. Additionally, in its other foreign jurisdictions, the Company is no longer subject to tax examinations for periods preceding 2002.

At June 30, 2009 the Company had no unrecognized tax benefits or liabilities.  In the event that the Company incurs interest and penalties related to tax matters in the future, such interest and penalties will be reported as income tax expense.  The Company does not anticipate that any tax contingencies which may arise in the next twelve months will have a material impact on its financial position or results of operations.

NOTE 7.            COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.7 million as of June 30, 2009 and $1.6 million as of September 30, 2008, and foreign letters of credit outstanding of $1.2 million and $5.1 million as of June 30, 2009 and September 30, 2008, respectively.

Thibodaux Litigation.  Since September 2004, the Company has been a defendant in litigation pending in District Court in the Parish of Orleans, Louisiana (the “Thibodaux Lawsuit”) filed by C.M. Thibodaux Company (“Thibodaux”).  Other defendants in the case include Intracoastal Tubular Services, Inc. (“ITCO”), thirty different oil companies (the “Oil Company Defendants”), several insurance companies and four trucking companies.  Thibodaux, the owner of industrial property located in Amelia, Louisiana that has historically been leased to tenants conducting oilfield services businesses, contends that the property has been contaminated with naturally occurring radioactive material (“NORM”).  NORM is found naturally occurring in the earth, and when pipe is removed from the ground it is not uncommon for the corroded rust on the pipe to contain very small amounts of NORM.  The Company’s former Oilfield Services business leased a portion of the subject property from Thibodaux.  Thibodaux contends that the subject property was contaminated with NORM generated during the servicing of oilfield equipment by the Company and other tenants, and further alleges that the Oil Company Defendants (customers of Thibodaux’s tenants) and trucking companies (which delivered tubular goods and other oilfield equipment to the subject property) allowed or caused the uncontrolled dispersal of NORM on Thibodaux’s property.  Thibodaux seeks recovery from the defendants for clean-up costs, diminution or complete loss of property values, and other damages.  Discovery in the Thibodaux Lawsuit is ongoing, and the Company intends to assert a vigorous defense in this litigation.  At this time, the Company does not believe it has any liability in this matter.  In the event the Company is found to have liability, the Company believes it has sufficient insurance coverage applicable to this claim subject to a $1.0 million self-insured retention.  However, an adverse judgment against the Company, combined with a lack of insurance coverage, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Wastewater Discharge Permit. In the second quarter of fiscal year 2009, the Company self-reported to the Texas Commission on Environmental Quality (“TCEQ”) facts surrounding certain events of noncompliance with its Bayshore Industrial facility’s Texas Pollutant Discharge Elimination System wastewater discharge permit, and subsequently received notification from the TCEQ that it is conducting an investigation into the matter.  The Company is cooperating in the investigation.  The Company has taken certain corrective action with respect to the operation of its wastewater treatment facility and the requirements of its wastewater discharge permit.  In July 2009 the Company received a Notice of Violation (“NOV”) from the TCEQ stating that an alleged violation of the permit was noted in the TCEQ’s investigation, and requesting that the Company provide documentation of the corrective action and demonstration that compliance has been achieved for the alleged violation.  No penalties were imposed on the Company in the referenced NOV.  The Company intends on complying with the TCEQ’s request contained in the NOV.  It is possible that the investigation could result in the Company receiving civil and/or criminal penalties.  An adverse finding in the investigation and any resulting penalties imposed on the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows; however, at this time the Company does not believe that the outcome will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Environmental Remediation.  The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of a disposal site or another site where the release occurred, and companies that disposed or arranged for the disposal of the hazardous substances at the site where a release occurred.  Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

The Company is identified as one of many potentially responsible parties (“PRPs”) under CERCLA in a pending claim relating to the Combe Fill South Landfill (“CFS”) superfund site in Morris County, New Jersey.  The Environmental Protection Agency (“EPA”) has indicated that the Company is responsible for only de minimus levels of wastes contributed to the site, and there are numerous other PRPs identified that contributed more than 99% of the volume of waste at the site.  The Company has executed a consent decree, subject to court and EPA approval, to settle its liability related to the CFS site, for an amount that is immaterial to the Company’s financial condition, results of operations and cash flows.

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 8.            DEBT

Term debt at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30,	September 30,
	2009	2008
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2011. Interest rates as of June 30, 2009 and September 30, 2008 were 6.6% and 4.1%, respectively.	$7,500	$10,000

Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2012. Interest rates as of June 30, 2009 and September 30, 2008 were 7.9% and 5.2%, respectively.	3,611	4,444

Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,283	5,758

Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. These loans had a weighted average interest rate of 6.0% and 6.1% as of June 30, 2009 and September 30, 2008, respectively, with maturity dates between November 2010 and May 2021. The interest and principal payments are made monthly.	7,690	8,064

Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. These loans had a weighted average interest rate of 6.9% and 7.2% as of June 30, 2009 and September 30, 2008, respectively, with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	9,268	12,057

Total term debt	33,352	40,323
Less current maturities of long-term debt	13,138	15,201
Long-term debt less current maturities	$20,214	$25,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$9.3	$19.9	$37.7	$52.5	$47.0	$72.4
Outstanding Borrowings	-	-	0.1	9.6	0.1	9.6
Net availability	$9.3	$19.9	$37.6	$42.9	$46.9	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association, with a maturity date of October 2012. The Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of the Company’s revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, as of June 30, 2009, there is a total of $11.1 million outstanding in the form of two term loans.

The borrowing capacity of the $20.0 million revolving credit facility is based on the Company’s levels of domestic receivables and inventory.  As of June 30, 2009, the borrowing capacity was $9.3 million after subtracting $1.7 million in letters of credit outstanding.  There were no borrowings under the revolving credit facility as of September 30, 2008 and June 30, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on two term loans which at June 30, 2009 had outstanding amounts of $7.5 million and $3.6 million.  The swaps lock in the Company’s interest rate on (i) the $7.5 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) the $3.6 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of June 30, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the credit facility contains financial covenants, including:
•
A minimum tangible net worth requirement (as defined in the Credit Agreement) of $50.0 million plus 50% of each fiscal quarter’s net income.  As of June 30, 2009 and September 30, 2008, the Company’s required minimum tangible net worth was $68.8 million and $68.2 million, respectively.  The Company’s actual tangible net worth was $96.7 million and $95.9 million, respectively, as of June 30, 2009 and September 30, 2008.

•	A leverage ratio (as defined in the Credit Agreement) not to exceed 3.0 to 1.0. As of June 30, 2009 and September 30, 2008, the Company’s leverage ratios were 2.4 to 1.0 and 1.6 to 1.0, respectively.
•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined in the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense, scheduled principal debt repayments in the prior four quarters, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of June 30, 2009 and September 30, 2008, the Company’s fixed charge coverage ratios were 1.2 to 1.0 and 1.5 to 1.0, respectively.

•
A requirement that “Adjusted EBITDA” less interest expense (as defined in the Credit Agreement), not be less than zero for two consecutive fiscal quarters.  As of June 30, 2009 and September 30, 2008, the Company has maintained the required level of profitability above zero.

In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict the Company’s ability to borrow under its Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in the financial or other condition, business, affairs or prospects of the Company, or its properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect (as defined in the Credit Agreement) on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months, do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.6 million as of June 30, 2009 and $42.9 million as of September 30, 2008.

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of June 30, 2009
	Outstanding	Available	Financial Covenant	Actual Covenant Calculation
Country	Borrowings	Borrowing Capacity	Requirement	June 30, 2009	September 30, 2008
Australia	$2.8 million	$0.8 million	Equity exceeds 29.9% of total assets	68%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.7 million	5.8 million	Equity exceeds 34.9% of total assets	54%	56%
Malaysia	0.4 million	1.4 million	Total debt less than 2x equity	.5x	1.0x
Malaysia	2.2 million	2.0 million	Equity greater than US $1.6 million	$5.2 million	$4.6 million
New Zealand	-	0.6 million	Equity exceeds 39.9% of assets total	85%	56%
Except as noted below, all subsidiaries listed above were in compliance with their respective financial covenants under their applicable loan agreements at June 30, 2009 and September 30, 2008.

(a)
As of June 30, 2009 and September 30, 2008, the Company did not meet this covenant due to losses in its Australian subsidiary.  At June 30, 2009 and September 30, 2008 there was $2.8 million and $3.9 million of term debt, respectively, and $0 and $2.1 million of short-term borrowings, respectively, outstanding.  The Company has classified all of the Australian term debt as current as of June 30, 2009 and September 30, 2008.  The Company obtained a waiver from its Australian bank as of June 30, 2009 that is subject to ongoing satisfaction of certain conditions.  The Company is also in the process of trying to modify the financial covenant within the loan agreement with the Company’s lender in Australia. The Company can make no assurance that such modification will be executed. Of the $37.6 million of total foreign credit availability as of June 30, 2009, $0.8 million related to the Company’s Australian subsidiary.

As of September 30, 2008, the New Zealand subsidiary was in violation of a financial covenant related to a metric of profitability compared to interest expense.  The Company obtained a waiver from the lender for this violation.  At June 30, 2009, our New Zealand subsidiary was not in violation of any financial covenants  related to any of its debt agreements.

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

The amount of defined contribution plan expense for the three and nine months ended June 30, 2009 was $0.3 million and $0.9 million, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended June 30, 2008, respectively.  The amount of defined benefit plan pension expense for the three and nine months ended June 30, 2009 was $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended June 30, 2008, respectively.

NOTE 10.          GOODWILL

Goodwill is tested for impairment on an annual basis and between annual tests when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Our annual goodwill impairment testing date is September 30.  In assessing whether or not goodwill should be tested for impairment on an interim basis at each of our reporting units, we consider the collective weight of a number of data points including, but not limited to the recent operating performances of our reporting units including factors that contributed to those performances (i.e. whether operating performances were reflective of the core operations or whether they were impacted positively or negatively by significant or unusual items of a non-recurring nature), the future prospects for the Company’s reporting units, the competitive landscape in the markets within which our reporting units operate, the legal and regulatory environment in the markets within which our reporting units operate, and the market performance of our common stock and the stocks of our peer companies within our industry.  We do not consider any single data point on its own to be an indicator that goodwill should be tested on an interim basis.  During the quarter ended March 31, 2009, the operating performance declined and the outlook for our Australia and New Zealand reporting units weakened in part due to the global economic downturn and the competitive landscape became more challenging, and the market value for our stock declined.  As a consequence we concluded that it was necessary to test goodwill for impairment on an interim basis during the quarter ended March 31, 2009.

The impairment test was performed through the application of a two-step fair value test. The first step compares the book value of our reporting units to their estimated fair values at the respective test dates. The estimated fair values of the reporting units were determined by utilizing a combination of the income approach derived from a discounted cash flow methodology and the market approach derived from comparable public companies. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The fair value of the reporting unit is then compared to its carrying value. If the reporting unit’s fair value is less than its carrying value, a second step must be performed to quantify the amount of the impairment, if any.

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

The interim test resulted in an impairment of goodwill and accordingly, the Company recorded a non-cash charge of $3.5 million in the quarter ended March 31, 2009.  The goodwill impairments were $2.3 million and $1.2 million, respectively, at the Company’s Australia and New Zealand reporting units.  No tax benefit was recognized on these goodwill impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

After the recognition of these impairment losses, the remaining goodwill in the Company’s reporting units is $4.5 million, all of which is related to the Company’s Bayshore Industrial segment.

The change in the carrying amount of goodwill for the current fiscal year through June 30, 2009 is as follows:

Balance at October 1, 2008	$8.7 million
Foreign currency translation	(0.7) million
Impairment	(3.5) million
Balance at June 30, 2009	$4.5 million

The company did not experience any events or circumstances during the third quarter of fiscal year 2009 that would trigger the need for a goodwill impairment test.

NOTE 11.          IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company recorded a net benefit from insurance proceeds of $0.1 million and $0.4 million in the three and nine months ended June 30, 2009, respectively.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania and is no longer operating in New Jersey.

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

During the three and nine month periods ended June 30, 2008, the Company recorded a net benefit of $0.4 million and $1.8 million, respectively, as a result of a fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

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

NOTE 13.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations, including debt obligations that carry variable interest rates, foreign currency exchange risk, and resin price risk that could impact the Company’s financial condition, results of operations or cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, including the use of derivative financial instruments. The Company’s intention is to use these derivative financial instruments as risk management tools and not for trading purposes or speculation.

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2009 and September 30, 2008, the Company had $19.7 million and $26.2 million of raw material inventory and $14.1 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.  As of June 30, 2009, the Company had $68.5 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three or nine months ended June 30, 2009 and 2008.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of June 30, 2009 and September 30, 2008:

As of
	June 30,	September 30,
	2009	2008

Notional value	$3.5 million	$8.3 million
Fair market value	$0.3 million	$(0.5) million
Maturity Dates	July through October 2009	October 2008
through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2009	of receivable
United States	Australia	$5.0 million	United States Dollar
Holland	Australia	$2.4 million	Australian Dollar
Holland	United Kingdom	$2.0 million	Great Britain Pound
United States	Malaysia	$1.3 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of June 30, 2009 and September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of
	June 30,	September 30,
	2009	2008

Notional value	$8.5 million	$5.4 million
Fair market value	$0.0 million	$(0.8) million
Maturity Dates	July through September 2009	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of June 30, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Risk. The Company’s interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we attempt to borrow primarily on a fixed rate basis for longer-term debt issuances.  The Companyalso tries to manage risk associated with changes in interest rates by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates.

At June 30, 2009, $0.9 million of our borrowings carried interest rates that were variable, and the remaining borrowings carried interest at fixed rates, including $12.6 million of variable rate debt converted to fixed rate debt by interest rate swap agreements.

These swaps have been designated as hedges of our exposure to fluctuations in interest rates on outstanding variable rate borrowings (a cash flow hedge).  As of June 30, 2009, the estimated fair value of the $12.6 million in notional interest rate swaps was a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would pay on June 30, 2009 if the agreements were transferred to another party or cancelled by the Company

For the three and nine month period ended June 30, 2009 the Company recorded in other comprehensive income (loss) an unrealized loss on these interest rate swaps of $0 and $0.5 million, respectively. For the three and nine month period ended June 30, 2009, the amount of hedge ineffectiveness associated with the interest rate swaps was not significant.

NOTE 14.          SEGMENT INFORMATION

The Company’s management structure and operating segments are organized into five reportable business segments referred to as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended June 30, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$99,111	$196	$3,108	$1,364	$-	$413
Bayshore Industrial	50,175	138	5,090	1,238	(382)	257
ICO Asia Pacific	37,637	-	(6,120)	951	3,887	249
ICO Polymers North America	23,759	1,635	1,453	1,393	(450)	1,316
ICO Brazil	8,803	-	(40)	150	-	95
Total from Reportable Segments	219,485	1,969	3,491	5,096	3,055	2,330
Unallocated General Corporate	-	-	(4,066)	171	35	28
Expense
Total	$219,485	$1,969	$(575)	$5,267	$3,090	$2,358

Nine Months Ended June 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$158,720	$241	$10,419	$1,745	$46	$831
Bayshore Industrial	71,563	251	8,755	1,190	-	1,059
ICO Asia Pacific	58,989	346	1,612	1,130	-	2,394
ICO Polymers North America	34,971	3,448	5,194	1,205	(1,802)	6,431
ICO Brazil	14,466	-	553	195	-	256
Total from Reportable Segments	338,709	4,286	26,533	5,465	(1,756)	10,971
Unallocated General Corporate	-	-	(4,924)	115	-	55
Expense
Total	$338,709	$4,286	$21,609	$5,580	$(1,756)	$11,026

Three Months Ended June 30, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$31,724	$62	$1,342	$469	$-	$111
Bayshore Industrial	16,003	32	1,772	412	-	156
ICO Asia Pacific	11,974	-	171	316	53	17
ICO Polymers North America	7,113	175	210	485	(140)	136
ICO Brazil	3,183	-	(10)	57	-	18
Total from Reportable Segments	69,997	269	3,485	1,739	(87)	438
Unallocated General Corporate	-	-	(1,296)	96	-	-
Expense
Total	$69,997	$269	$2,189	$1,835	$(87)	$438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended June 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$58,226	$12	$3,901	$603	$7	$235
Bayshore Industrial	19,044	107	2,045	405	-	683
ICO Asia Pacific	21,417	-	(11)	408	-	305
ICO Polymers North America	12,081	1,361	1,811	411	(363)	2,565
ICO Brazil	4,950	-	224	66	-	132
Total from Reportable Segments	115,718	1,480	7,970	1,893	(356)	3,920
Unallocated General Corporate	-	-	(1,503)	39	-	21
Expense
Total	$115,718	$1,480	$6,467	$1,932	$(356)	$3,941

Total Assets	As of	As of
	June 30,	September 30,
	2009 (c)	2008 (c)
	(Dollars in Thousands)
ICO Europe	$78,152	$89,910
Bayshore Industrial	29,811	33,840
ICO Asia Pacific	34,974	55,593
ICO Polymers North America	27,019	30,050
ICO Brazil	7,279	8,624
Total from Reportable Segments	177,235	218,017
Other (b)	9,589	3,079
Total	$186,824	$221,096

(a) Impairment, restructuring and other costs (income) are included in operating income (loss) and includes goodwill impairment.
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $0 and $4.2 million for ICO Asia Pacific as of June 30, 2009 and September 30, 2008, respectively, and $4.5 million for Bayshore Industrial as of June 30, 2009 and September 30, 2008.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Reportable segments operating income	$3,485	$7,970	$3,491	$26,533
Unallocated general corporate expense	(1,296)	(1,503)	(4,066)	(4,924)
Consolidated operating income (loss)	2,189	6,467	(575)	21,609
Other income (expense):
Interest expense, net	(539)	(1,039)	(1,713)	(3,158)
Other	(192)	165	(571)	(36)
Income (loss) from continuing operations before income taxes	$1,458	$5,593	$(2,859)	$18,415

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related accounting pronouncements that address leasing transactions while FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurement Using:
	Total	Quoted Price in active	Significant Other	Significant
	Fair	markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial Assets:
Forward Exchange Contracts	$17	$-	$17	$-

Financial Liabilities:
Forward Exchange Contracts	268	-	268	-
Interest Rate Swaps	369	-	369	-

“Forward exchange contracts” represent net unrealized gains or losses on foreign currency hedges, which are the net differences between (i) the amount in U.S. Dollars, or local currency translated into U.S. Dollars, to be received or paid at the contracts’ settlement date and (ii) the U.S. Dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.  “Interest rate swaps” represent the net unrealized gains or losses on interest rate swaps related to the Company’s term loans in the United States and the United Kingdom.  For additional disclosures required by SFAS 157 for these assets, see Note 13 to the Company’s consolidated financial statements, “Quantitative and Qualitative Disclosures About Market Risk”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16.          SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events; however, the Company did have unrecognizable subsequent events as discussed further below.

In June 2009, the Company announced that it had acquired certain intangible assets of Chroma Corporation’s rotational molding business.  The transaction closed on July 1, 2009.  The Company paid $0.2 million at the time of closing.  Another $0.2 million will be due on the one-year anniversary of the closing if a specific sales volume target is obtained during the first year subsequent to closing.  Additionally, for each of the five years subsequent to the date of closing, the Company may have to make additional payments to Chroma based on achieving specified sales volume targets.

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

Demand for our products and services tends to be driven by overall economic factors and, particularly, consumer spending.  Accordingly, the recent downturn in the U.S. and global economies had an impact on the demand for our products and services.  The trend of applicable resin prices also impacts customer demand.  As resin prices fall, as they have dramatically in recent months, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory.  Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs.  Historically, resin price changes have generally followed the trend of oil and natural gas prices, and we believe that this trend will continue in the future.  Additionally, demand for our products and services tends to be seasonal, with customer demand historically being weakest during our first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1.

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

How We Manage Our Operations

Our management structure and operating segments are organized into five reportable business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

Results of Operations

Three and nine months ended June 30, 2009 compared to the three and nine months ended June 30, 2008:

Executive Summary

Our business has been impacted negatively thus far in fiscal year 2009 by two primary factors: lower demand from customers as a result of the global economic downturn that is impacting all industries we serve, and an unprecedented rapid and steep drop in resin prices that occurred in the three month period ended December 31, 2008. Volumes have declined 21% year to date compared to the same period of the prior year as demand for our customers’ products has declined, and, we believe, because the majority of our customers are operating with relatively lean inventory positions due to the uncertainty surrounding resin prices and demand.  The unprecedented drop in resin prices in the first quarter of fiscal year 2009 led to reduced margins in that period. Resin prices stabilized in the three months ended March 31, 2009, and further improved in the three months ended June 30, 2009, which helped us improve our gross margins from 16.9% in the second quarter of fiscal year 2009 to 18.0% in the third quarter of fiscal year 2009.  We have responded to the global economic downturn by reducing our headcount by 13% from September 30, 2008, and modifying the number of shifts our plants operate to match the current customer demand.

	Summary Financial Information
	Three Months Ended					Nine Months Ended
	June 30,					June 30,
	2009	2008	Change	%		2009	2008	Change	%
	(Dollars in Thousands)
Total revenues	$69,997	$115,718	$(45,721)	(40%	)	$219,485	$338,709	$(119,224)	(35%	)
SG&A (1)	8,677	10,441	(1,764)	(17%	)	26,825	31,431	(4,606)	(15%	)
Operating income	2,189	6,467	(4,278)	(66%	)	(575)	21,609	(22,184)	(103%	)
Income from continuing operations	1,259	4,633	(3,374)	(73%	)	(2,835)	13,152	(15,987)	(122%	)
Net income	$1,259	$4,633	$(3,374)	(73%	)	$(2,835)	$13,136	$(15,971)	(122%	)

Volumes (2)	64,200	80,100	(15,900)	(20%	)	193,300	245,600	(52,300)	(21%	)
Gross margin (3)	18.0%	16.0%				15.8%	16.8%
SG&A as a percentage of revenues	12.4%	9.0%				12.2%	9.3%
Operating income as a percentage of revenues	3.1%	5.6%				(0.3% )	6.4%

(1) “SG&A” is defined as selling, general and administrative expense (including stock option compensation expense).
(2) “Volumes” refers to total metric tons sold either selling proprietary products or toll processing services.
(3) Gross margin is calculated as the difference between revenues and cost of sales and services, divided by revenues.

Revenues. Total revenues decreased $45.7 million or 40% to $70.0 million during the three months ended June 30, 2009, compared to the same period of fiscal year 2008.  During the nine month period, revenues decreased $119.2 million or 35%.  The decrease in revenues was a result of a decrease in volumes sold by the Company (“volume”), unfavorable changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues as a result of the raw material component embedded in the average product sales price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the decrease in revenue are:

	Three Months Ended			Nine Months Ended
	June 30, 2009			June 30, 2009
	%		$	%		$
	(Dollars in Thousands)
Volume	(22%	)	$(24,600)	(18%	)	$(62,800)
Price/product mix	(10%	)	(11,700)	(8%	)	(27,300)
Translation effect	(8%	)	(9,400)	(9%	)	(29,100)
Total decrease	(40%	)	$(45,700)	(35%	)	$(119,200)

Year-over-year decreases in volumes sold for the three and nine months ended June 30, 2009, as compared with the three and nine month periods for the previous fiscal year decreased revenues by $24.6 million and $62.8 million, respectively.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a decrease in revenues of $9.4 million for the three months ended June 30, 2009 and $29.1 million for the nine months ended June 30, 2009, due to a stronger U.S. Dollar against all foreign currencies in which the Company transacts business.

As mentioned above, the Company’s revenues and profitability are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices.  Average resin prices were lower for the current year period than the prior year periods for both the three and nine months ended June 30, 2009, and coupled with unfavorable changes in product mix, caused a decrease in revenues of $11.7 million and $27.3 million, respectively.  Although we participate in numerous markets, the graph below illustrates the general trends in the prices of resin we purchased.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended
	June 30,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$31,724	45%	$58,226	50%	$(26,502)	(46%	)
Bayshore Industrial	16,003	23%	19,044	16%	(3,041)	(16%	)
ICO Asia Pacific	11,974	17%	21,417	19%	(9,443)	(44%	)
ICO Polymers North America	7,113	10%	12,081	10%	(4,968)	(41%	)
ICO Brazil	3,183	5%	4,950	5%	(1,767)	(36%	)
Total	$69,997	100%	$115,718	100%	$(45,721)	(40%	)

Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues decreased $26.5 million or 46% primarily as a result of lower volumes which caused a decrease in revenues of $12.7 million. The lower volumes resulted from lower customer demand caused by the global economic downturn. Additionally, an unfavorable change in price resulted in a decline in revenues of $8.3 million. Finally, the translation effect of a stronger U.S. Dollar against European currencies caused a decrease in revenues of $5.5 million.

Bayshore Industrial revenues decreased $3.0 million or 16% as a result of lower volumes, due to lower customer demand, which negatively impacted revenues by $1.5 million. Additionally, an unfavorable change in price, which impacted revenues by $1.5 million, contributed to the decrease in revenues.

ICO Asia Pacific’s revenues decreased $9.4 million or 44% primarily due to lower volumes which caused a decline in revenues of $5.0 million.  Additionally, the translation effect of weaker foreign currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit) compared to the U.S. Dollar resulted in decreased revenues of $3.0 million.  A decline in selling prices contributed another $1.4 million to the decrease in revenues.

ICO Polymers North America’s revenues decreased $5.0 million or 41% primarily as a result of decreased volumes sold due to lower customer demand caused by the global economic downturn.

ICO Brazil’s revenues decreased $1.8 million or 36% due to the negative effect of the weaker Brazilian currency compared to the U.S. Dollar, which negatively impacted revenues by $0.9 million.  Additionally, lower volumes sold due to lower customer demand negatively impacted revenues by $0.7 million.  Finally, an unfavorable change in selling prices impacted revenues by $0.2 million.

Revenues by segment for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008:

	Nine Months Ended
	June 30,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$99,111	45%	$158,720	47%	$(59,609)	(38%	)
Bayshore Industrial	50,175	23%	71,563	21%	(21,388)	(30%	)
ICO Asia Pacific	37,637	17%	58,989	18%	(21,352)	(36%	)
ICO Polymers North America	23,759	11%	34,971	10%	(11,212)	(32%	)
ICO Brazil	8,803	4%	14,466	4%	(5,663)	(39%	)
Total	$219,485	100%	$338,709	100%	$(119,224)	(35%	)

Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Revenues by Segment	Revenues by Segment

ICO Europe’s revenues decreased $59.6 million or 38% as a result of lower volumes sold, which caused a decrease in revenues of $27.2 million.  The lower volumes sold were caused by lower customer demand due to the global economic downturn and the downward trend in resin prices, which led customers to reduce their levels of inventory.  Additionally, a decrease in average selling prices resulted in a decrease of $15.1 million in revenues.  Finally, the translation effect of weaker European currencies compared to the U.S. Dollar caused a decrease in revenues of $17.3 million.

Bayshore Industrial’s revenues decreased $21.4 million or 30% as a result of lower volumes sold which negatively impacted revenues by $13.7 million, as well as an unfavorable change in product mix and lower average selling prices which negatively impacted revenues by $7.6 million.  The decline in volumes was a result of reduced customer demand due to the global economic downturn.

ICO Asia Pacific revenues decreased $21.4 million or 36% primarily due to the $9.2 million translation effect of weaker foreign currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit) compared to the U.S. Dollar.  Additionally, lower average selling prices as a result of lower resin prices negatively impacted revenues by $6.9 million and lower volumes negatively impacted revenues by $5.3 million.

ICO Polymers North America’s revenues decreased $11.2 million or 32% due to decreased volumes sold as a result of lower customer demand which negatively impacted revenues by $12.2 million, and was partially offset by a favorable change in price.

ICO Brazil’s revenues decreased $5.7 million or 39% due to lower volumes sold which negatively impacted revenues by $3.2 million, and also due to the negative effect of the weaker Brazilian currency compared to the U.S. Dollar, which negatively impacted revenues by $2.6 million.  The volumes decline was due to lower customer demand.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, divided by revenues) increased from 16% to 18% for the three months ended June 30, 2009 and declined from 16.8% to 15.8% for the nine months ended June 30, 2009. The decline for the nine months ended June 30, 2009 was primarily due to the lower volumes sold and due to lower feedstock margins (the difference between product sales revenues and related cost of raw materials sold).  This decline in volumes sold was primarily caused by the global economic downturn and the dramatic downward trend in resin prices in the first quarter of fiscal year 2009, both of which led to reduced customer demand.  The decline in feedstock margins was primarily caused by the unfavorable resin price environment in the three months ended December 31, 2008.  The unfavorable resin price environment was caused by resin prices reaching historically high levels in the fourth quarter of fiscal year 2008, followed by the rapid and dramatic fall in resin prices in the first quarter of fiscal year 2009.  This combination led to a reduction in our feedstock margins.  Product mix and lower operating costs led to the increase in gross margin in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) decreased $1.8 million or 17%, and $4.6 million or 15%, for the three and nine months ended June 30, 2009.  The decrease in SG&A for the three-month comparative period was due to the effect of weaker foreign currencies related to the U.S. Dollar, which decreased SG&A by $0.9 million, and lower compensation and benefits cost of $0.9 million. The decrease in SG&A of $4.6 million or 15% for the nine-month comparative periods was due primarily to the translation effect of weaker foreign currencies which decreased SG&A by $3.0 million, and lower compensation and benefits cost of $1.5 million. As a percentage of revenues, SG&A increased to 12.4% and 12.2% of revenues during the three and nine months ended June 30, 2009, respectively, compared to 9.0% and 9.3% for the same periods in fiscal year 2008 due to lower revenues.

Impairment, restructuring and other costs (income).  On July 26, 2008, the Company’s facility in New Jersey suffered a fire which caused damage to one of the facility’s buildings.  The Company recorded a net benefit from insurance proceeds of $0.1 million and $0.4 million in the three and nine months ended June 30, 2009, respectively.  During fiscal year 2008, the Company moved its New Jersey operations to Allentown, Pennsylvania, and is the Company is no longer operating in New Jersey.

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

During the three and nine month periods ending June 30, 2008, the Company recorded a net benefit of $0.4 million and $1.8 million, respectively, as a result of a fire that occurred in the Company’s facility in New Jersey on July 2, 2007.

Goodwill Impairment.  The Company recorded an impairment of goodwill in its Asia Pacific segment in the amount of $3.5 million in the nine months ended June 30, 2009.  The goodwill impairments were $2.3 million and $1.2 million, respectively, at our Australia and New Zealand reporting units.  Please refer to Note 10, Goodwill, for additional disclosures related to the Company’s non-cash charge for goodwill impairment.

Operating income by segment and discussion of significant segment changes for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 follows.

	Three Months Ended
Operating income	June 30,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$1,342	$3,901	$(2,559)	(66%	)
Bayshore Industrial	1,772	2,045	(273)	(13%	)
ICO Asia Pacific	171	(11)	182	N.M.*
ICO Polymers North America	210	1,811	(1,601)	(88%	)
ICO Brazil	(10)	224	(234)	(104%	)
Subtotal	3,485	7,970	(4,485)	(56%	)
Unallocated General Corporate Expense	(1,296)	(1,503)	207	(14%	)
Consolidated	$2,189	$6,467	$(4,278)	(66%	)

            * Not meaningful

Operating income (loss) as a percentage	Three Months Ended
of revenues	June 30,
	2009	2008	Change
ICO Europe	4%	7%	(3%	)
Bayshore Industrial	11%	11%	0%
ICO Asia Pacific	1%	0%	1%
ICO Polymers North America	3%	15%	(12%	)
ICO Brazil	0%	5%	(5%	)
Consolidated	3%	6%	(3%	)

ICO Europe’s operating income decreased $2.6 million or 66% due to a decrease in volumes sold and to a lesser extent the negative impact from feedstock margins primarily within our Italian business unit due to an unfavorable change in product mix.

Bayshore Industrial’s operating income fell $0.3 million or 13% primarily as a result of a decrease in volumes sold due to lower customer demand.

ICO Asia Pacific’s operating income increased $0.2 million. The operating income increase was mainly due to lower plant operating costs and SG&A expense as a result of cost reduction efforts in the last six months.  This was partially offset by the impact from lower volumes sold.

ICO Polymers North America’s operating income decreased $1.6 million or 88% primarily due to the impact from reduced volumes due to lower customer demand and a reduction of $0.3 million in net insurance benefit.

ICO Brazil’s operating income declined $0.2 million or 104% primarily caused by the reduction in volumes sold due to lower customer demand and lower feedstock margins.

Operating income (loss) by segment and discussion of significant segment changes for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 follows.

Operating income (loss)	Nine Months Ended
	June 30,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$3,108	$10,419	$(7,311)	(70%	)
Bayshore Industrial	5,090	8,755	(3,665)	(42%	)
ICO Asia Pacific	(6,120)	1,612	(7,732)	(480%	)
ICO Polymers North America	1,453	5,194	(3,741)	(72%	)
ICO Brazil	(40)	553	(593)	(107%	)
Subtotal	3,491	26,533	(23,042)	(87%	)
Unallocated General Corporate Expense	(4,066)	(4,924)	858	(17%	)
Consolidated	$(575)	$21,609	$(22,184)	(103%	)

Operating income (loss) as a	Nine Months Ended
percentage of revenues	June 30,
	2009		2008	Change
ICO Europe	3%		7%	(4%	)
Bayshore Industrial	10%		12%	(2%	)
ICO Asia Pacific	(16%	)	3%	(19%	)
ICO Polymers North America	6%		15%	(9%	)
ICO Brazil	0%		4%	(4%	)
Consolidated	0%		6%	(6%	)

ICO Europe’s operating income decreased $7.3 million or 70% due primarily to a decrease in volumes sold ($5.0 million impact) and feedstock margins ($0.8 million impact), as well as a negative impact from the translation effect of a stronger U.S. Dollar of $0.5 million.

Bayshore Industrial’s operating income decreased $3.7 million or 42%, primarily as a result of a decrease in volumes sold due to lower customer demand ($4.5 million impact) and to a lesser extent lower feedstock margins ($0.9 million impact).  A decrease in plant operating costs of $1.6 million partially offset these items.

ICO Asia Pacific’s operating income decreased $7.7 million primarily as a result of a $3.5 million non-cash goodwill impairment charge and lower feedstock margins which contributed $2.5 million to the decline. Additionally, lower sales volumes negatively impacted operating income by $1.3 million.  The Company incurred an operating loss in the nine months ended June 30, 2009 in the amount of $1.2 million compared to a loss of $0.5 million in the nine months ended June 30, 2008 in connection with its former facility in the United Arab Emirates, which was closed during the current fiscal year.

ICO Polymers North America’s operating income decreased $3.7 million or 72% primarily due to a reduction in volumes sold due to lower customer demand which impacted operating income by $2.5 million and as a result of lower net impairment, restructuring and other costs (income) of $1.3 million.

ICO Brazil’s operating income decreased $0.6 million or 107% primarily caused by the reduction in volumes sold due to lower customer demand.

Interest Expense, Net.  For the three and nine months ended June 30, 2009, net interest expense decreased $0.5 million or 48% and $1.4 million or 46%, respectively, as compared with the same periods of the previous fiscal year.  This was primarily a result of reduced borrowings.

Income Taxes (from continuing operations).  The Company’s effective income tax rates were a provision of 14% during the three months ended June 30, 2009 and a benefit of 1% during the nine months ended June 30, 2009.  The Company’s effective income tax rates were provisions of 17% and 29% during the three and nine months ended June 30, 2008, compared to the U.S. statutory rate of 35%.  The lower effective tax rates during the three and nine months ended June 30, 2008 were primarily due to the reversal of the valuation allowance against the deferred tax asset of the Brazilian subsidiary. The lower effective tax rate in the nine months ended June 30, 2009 was primarily a result of the goodwill impairment of $3.5 million, which is not tax deductible. For the three months ended June 30, 2009, tax credits in the amount of $0.2 million led to the effective tax rate of 14%.

Net Income (Loss).  For the three and nine months ended June 30, 2009, the Company had net income of $1.3 million and a net loss of $2.8 million, respectively, compared to net income of $4.6 million and $13.1 million for the comparable periods in fiscal year 2008, due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three and nine months ended June 30, 2009.

	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009

Net revenues	$(9.4) million	$(29.1) million
Operating income	$(0.2) million	$1.4 million
Pre-tax income	$(0.4) million	$1.5 million
Net income	$(0.2) million	$1.4 million

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  The goal of these standards is to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141 (R) replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.  The provisions of SFAS 141 (R) are effective for the Company on October 1, 2009.  As SFAS 141 (R) will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.  Similarly, SFAS 160 is effective for the Company for the fiscal year 2010, with early adoption also being prohibited. The Company is assessing the impact that SFAS 160 may have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 in the second fiscal quarter of 2009, but it did not have a significant impact on its financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of these disclosures are to provide users of financial statements with an understanding of:

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

  In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ( “SFAS 168”), which establishes the FASB Accounting Standards CodificationTM (the “Codification”) which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes between events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009. We adopted the provisions of SFAS 165 during the period ended June 30, 2009, and the Company did not have any material recognizable subsequent events.  However, the Company did have unrecognizable subsequent events as discussed further in Note 16, Subsequent Events.  The Company performed an evaluation of subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in October 2011. The Company does not expect the provisions of SFAS 167 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”), which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R), Business Combinations (“SFAS No. 141-(R)”). FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The provisions of FAS 141 (R)-1 are effective for the Company on October 1, 2009.  As FAS 141 (R)-1 will apply to future acquisitions, it is not possible at this time for the Company to determine the impact of adopting this standard.

Liquidity and Capital Resources

Executive Summary.  Thus far in fiscal year 2009, we have increased our cash balance by $18.0 million and reduced our debt outstanding by $16.4 million.  We were able to achieve these two items as a result of the positive cash flow from operations and by reducing accounts receivable and inventory.  Accounts receivable and inventory were reduced due to the lower business volumes we have experienced in fiscal year 2009 to date, lower average resin prices and our internal focus on managing accounts receivable and inventory. Our available borrowing capacity as of June 30, 2009 was $46.9 million.  The primary uses of cash for other than operations are generally capital expenditures, debt service and share repurchases.  Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

The following are considered by management as key measures of liquidity applicable to the Company:

	June 30, 2009	September 30, 2008
Cash and cash equivalents	$23.6 million	$5.6 million
Working capital	$61.3 million	$67.0 million
Total outstanding debt	$33.5 million	$49.9 million
Available borrowing capacity	$46.9 million	$62.8 million

Cash Flows

Cash and cash equivalents increased $18.0 million and working capital declined $5.7 million during the nine months ended June 30, 2009, as compared with the same nine months of fiscal year 2008, due to the factors described below.

	June 30,	June 30,
	2009	2008
	(Dollars in Thousands)

Net cash provided by operating activities by continuing operations	$36,106	$3,887
Net cash used for operating activities by discontinued operations	(103)	(59)
Net cash used for investing activities	(1,878)	(8,633)
Net cash used for financing activities	(16,895)	(102)
Effect of exchange rate changes	770	255
Net increase/(decrease) in cash and cash equivalents	$18,000	$(4,652)

Cash Flows From Operating Activities

During the nine months ended June 30, 2009, we improved our liquidity position by generating net cash from operating activities of $36.0 million, compared with a net cash generation of $3.8 million for the same nine month period in the prior fiscal year.  The $32.2 million year-over-year increase in cash provided by operating activities was primarily due to a decline in inventory, increasing cash available in the amount of $16.8 million during the nine months ended June 30, 2009 compared to a use of cash for inventory in the amount of $8.3 million during the same period of the previous fiscal year.  This inventory fluctuation was largely driven by decreased sales volumes, lower average prices held in inventory as a result of lower resin prices and our efforts to reduce inventory.  Additionally, during the current fiscal year, the Company generated $19.4 million in cash from accounts receivable, which was $9.0 million more than the cash generated of $10.4 million during the same prior year period. The increased cash generated from accounts receivable was due to a decrease in accounts receivable caused by the decline in revenues during the three months ended June 30, 2009 compared to the same period of fiscal year 2008.  The positive change in cash provided by operating activities was positively impacted by a decline in the amount of cash used to fund accounts payable, which required $5.6 million in cash during the three months ended June 30, 2009 compared with a $14.8 million usage of cash in the same prior year period.  Accounts payable decreased as a result of higher levels of inventory in the prior year period. Offsetting these benefits was the decrease in income from continuing operations of $16.0 million during the nine months ended June 30, 2009 compared with the same period in fiscal year 2008.

Cash Flows Used for Investing Activities

Net cash used for investing activities for the nine months ended June 30, 2009 was $1.9 million, compared to $8.6 million during the same period of the prior fiscal year, primarily caused by a reduction in capital expenditures of $8.7 million period over period.  This reduction in cash used for capital expenditures was offset by a decrease of $1.9 million in the amount of cash received from the Company’s insurance carrier for reimbursement of costs associated with fires in the Company’s New Jersey facility in July 2007 and July 2008.  Capital expenditures totaled $2.4 million during the nine months ended June 30, 2009 and were related primarily to the relocation to Pennsylvania from our New Jersey facility, which is now substantially complete.  Non-discretionary capital expenditures have historically been approximately $2.0 million to $3.0 million per year.  For the remainder of fiscal year 2009, we expect discretionary capital expenditures to be approximately $1.0 million.

Cash Flows Used For Financing Activities

During the nine months ended June 30, 2009, the Company used $16.9 million of cash for financing activities, consisting of a net decrease in short and long term debt of $14.9 million and $2.0 million used for purchasing common shares on the open market, which were converted into Treasury Stock.  In the prior year period, financing activities used $0.1 million of cash.

Financing Arrangements

We maintain several lines of credit.  The facilities are collateralized by certain of our assets and are generally used to finance our working capital needs. The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$9.3	$19.9	$37.7	$52.5	$47.0	$72.4
Outstanding Borrowings	-	-	0.1	9.6	0.1	9.6
Net availability	$9.3	$19.9	$37.6	$42.9	$46.9	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

We maintain a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association with a maturity date of October 2012.  The Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of the Company’s revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, there is a total of $11.1 million outstanding in the form of term loans as of June 30, 2009.

The borrowing capacity of the $20.0 million revolving credit facility is based on the Company’s levels of domestic receivables and inventory.  As of June 30, 2009, the borrowing capacity was $9.3 million.  There were $1.7 million in letters of credit outstanding under the credit facility, but no borrowings were outstanding under the revolving credit facility as of September 30, 2008 and June 30, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on two term loans which at June 30, 2009 had outstanding amounts of $7.5 million and $3.6 million.  The swaps lock in the Company’s interest rate on (i) the $7.5 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $3.6 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of June 30, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the credit facility contains financial covenants, including:

•
A minimum tangible net worth requirement (as defined in the Credit Agreement) of $50.0 million plus 50% of each fiscal quarter’s net income.  As of June 30, 2009 and September 30, 2008, our required minimum tangible net worth was $68.8 million and $68.2 million, respectively.  Our actual minimum tangible net worth was $96.7 million and $95.9 million, respectively, as of June 30, 2009 and September 30, 2008.

•	A leverage ratio (as defined in the Credit Agreement) not to exceed 3.0 to 1.0. As of June 30, 2009 and September 30, 2008, our leverage ratios were 2.4 to 1.0 and 1.6 to 1.0, respectively.
•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined in the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of June 30, 2009 and September 30, 2008, our fixed charge coverage ratios were 1.2 to 1.0 and 1.5 to 1.0, respectively.

•
A requirement that “Adjusted EBITDA” less interest expense (as defined in the Credit Agreement) not be less than zero for two consecutive fiscal quarters.  As of June 30, 2009 and September 30, 2008, we have maintained the required level of profitability above zero.

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

Although we were in compliance with our financial covenants under our Credit Agreement as of June 30, 2009, it is possible that we may violate one or more of the financial covenants if our operating results were to deteriorate from the levels we experienced in our quarter ended June 30, 2009.  In the event that we are unable to remain in compliance with one or more of the financial covenants in the future, our lenders would have the right to declare us in default with respect to such obligations.  The lenders would have the right to demand repayment of all outstanding borrowings under the Credit Agreement and reduce the borrowing capacity of the revolving credit facility to $0.  All debt obligations in default would be required to be reclassified as a current liability (as of June 30, 2009, $6.7 million of the term loans was classified as long term).  Due to the fact that our total outstanding debt has declined from $49.9 million as of September 30, 2008 to $33.5 million as of June 30, 2009 and our cash position has improved from $5.6 million to $23.6 million over the same time period, we believe we would be able to obtain a waiver, renegotiate or refinance these obligations.  If we were not able to obtain a waiver, renegotiate or refinance these obligations, we would explore many options available to us in order to make the early repayment of the outstanding borrowings, including the use of existing cash on hand and we would also evaluate the possibility of reducing capacity within our operations in order to generate cash from working capital or perhaps from the sale of assets.  We can make no assurances that we will be able to do any of these items or obtain a waiver, renegotiate or refinance these obligations, and in the event that we are unable to do any of these items or unable to obtain a waiver, renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course likely would result.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.6 million as of June 30, 2009 and $42.9 million as of September 30, 2008.

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of June 30, 2009
	Outstanding	Available	Financial Covenant	Actual Covenant Calculation
Country	Borrowings	Borrowing Capacity	Requirement	June 30, 2009	September 30, 2008
Australia	$2.8 million	$0.8 million	Equity exceeds 29.9% of total assets	68%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.7 million	5.8 million	Equity exceeds 34.9% of total assets	54%	56%
Malaysia	0.4 million	1.4 million	Total debt less than 2x equity	.5x	1.0x
Malaysia	2.2 million	2.0 million	Equity greater than US $1.6 million	$5.2 million	$4.6 million
New Zealand	-	0.6 million	Equity exceeds 39.9% of assets total	85%	56%

Except as noted below, all subsidiaries listed above were in compliance with their respective financial covenants under their applicable loan agreements at June 30, 2009 and September 30, 2008.

(a) As of June 30, 2009 and September 30, 2008, the Company did not meet this covenant due to losses in its Australian subsidiary.  At June 30, 2009 and September 30, 2008 there was $2.8 million and $3.9 million of term debt, respectively, and $0 and $2.1 million of short-term borrowings, respectively outstanding.  The Company has classified all of the Australian term debt as current as of June 30, 2009 and September 30, 2008.  The Company obtained a waiver from its Australian bank as of June 30, 2009 that is subject to ongoing satisfaction of certain conditions.  The Company is also in the process of trying to modify the financial covenant within the loan agreement with the Company’s lender in Australia. The Company can make no assurance that such modification will be executed.  Of the $37.6 million of total foreign credit availability as of June 30, 2009, $0.8 million related to the Company’s Australian subsidiary.

As of September 30, 2008, the New Zealand subsidiary was in violation of a financial covenant related to a metric of profitability compared to interest expense.  The Company obtained a waiver from the lender for this violation.  At June 30, 2009, our New Zealand subsidiary was not in violation of any financial covenants related to any of its debt agreements.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of June 30, 2009 and September 30, 2008.

Forward-Looking Statements

Matters discussed and statements made in this document which are not historical facts and which involve substantial risks, uncertainties and assumptions are “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  Our statements regarding future, projected or potential liquidity, acquisitions, market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, growth plans, trends in the marketplace, capital expenditures and financial results are examples of such forward-looking statements.  Our forward looking statements can become untrue, and actual results and outcomes can differ materially from results or outcomes suggested by these forward-looking statements due to a number of factors, risks, uncertainties, and circumstances that present risks, including: restrictions imposed by our outstanding indebtedness, changes in the cost and availability of resins (polymers) and other raw materials, general economic conditions, changes in demand for our services and products, business cycles and other industry conditions, international risks, operational risks, our lack of asset diversification, the timing of new services or facilities, our ability to compete, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, failure of closing conditions in any transaction to be satisfied, integration of acquired businesses, effect and cost of claims, litigation and environmental remediation, and our ability to manage global inventory, develop technology and proprietary know-how, and attract and retain key personnel, our financial condition, results of litigation, results of operations, capital expenditures and other spending requirements, and the risks and risk factors referenced below and elsewhere in this document and those described in our other filings with the SEC.

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of June 30, 2009 and September 30, 2008, the Company had $19.7 million and $26.2 million of raw material inventory and $14.1 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of June 30, 2009, the Company had $68.5 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the nine months ended June 30, 2009 and 2008, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of June 30, 2009 and September 30, 2008:

As of
	June 30,	September 30,
	2009	2008

Notional value	$3.5 million	$8.3 million
Fair market value	$0.3 million	$(0.5) million
Maturity Dates	July through October 2009	October 2008
through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

The Company’s variable interest rates subject the Company to the risks of increased interest costs associated with any upward movements in market interest rates.  As of June 30, 2009, the Company had $0.9 million of variable interest rate debt.  The Company’s variable interest rates are tied to various bank rates.  At June 30, 2009, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by an insignificant amount.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At June 30, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	June 30, 2009	of receivable
United States	Australia	$5.0 million	United States Dollar
Holland	Australia	$2.4 million	Australian Dollar
Holland	United Kingdom	$2.0 million	Great Britain Pound
United States	Malaysia	$1.3 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into. To mitigate this risk, the Company sometimes enters into foreign currency exchange contracts.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of June 30, 2009 and September 30, 2008.

As of
	June 30,	September 30,
	2009	2008

Notional value	$8.5 million	$5.4 million
Fair market value	$0.0 million	$(0.8) million
Maturity Dates	July through September 2009	October 2008
through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of June 30, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Risk. The Company’s interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we attempt to borrow primarily on a fixed rate basis for longer-term debt issuances.  The Companyalso tries to manage risk associated with changes in interest rates by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates.

At June 30, 2009, $0.9 million of our borrowings carried interest rates that were variable, and the remaining borrowings carried interest at fixed rates, including $12.6 million of variable rate debt converted to fixed rate debt by interest rate swap agreements.

These swaps have been designated as hedges of our exposure to fluctuations in interest rates on outstanding variable rate borrowings (a cash flow hedge).  As of June 30, 2009, the estimated fair value of the $12.6 million in notional interest rate swaps was a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would pay on June 30, 2009 if the agreements were transferred to another party or cancelled by the Company

For the three and nine month period ended June 30, 2009 the Company recorded in other comprehensive income (loss) an unrealized loss on these interest rate swaps of $0 and $0.5 million, respectively. For the three and nine month period ended June 30, 2009 the amount of hedge ineffectiveness associated with the interest rate swaps was not significant.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock over a two year period ending September 2010, (the “Share Repurchase Plan”).  The specific timing and amount of repurchases will vary based on market conditions and other factors.  The Share Repurchase Plan may be modified, extended or terminated at any time.  There were no repurchases of shares of Common Stock during the three months ended June 30, 2009.

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

ICO, Inc.
(Registrant)

August 7, 2009	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer
(Principal Financial Officer)