Form 10-K
period 2009-09-30
ICO INC
filed 2009-12-04
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
Commission file number 0 -10068
ICO, INC.
(Exact name of registrant as specified in its charter)
TEXAS	76-0566682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Bering Drive, Suite 200
Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq

Registrant's telephone number (713) 351-4100
Securities registered pursuant to Section 12(b) of the Act:  Common Stock, no par value.
Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ___ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes☒No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
    Large accelerated filer☐    Accelerated filer  ☒   Non-accelerated filer ☐  Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ____ No☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of March 31, 2009 was $52,769,205.
The number of shares outstanding of the registrant's Common Stock as of November 23, 2009: Common Stock, no par value- 27,704,950.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.  Such definitive proxy statement or the information to be so incorporated will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 2009.

ICO, INC.

2009 FORM 10-K ANNUAL REPORT

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

Merger Agreement with A. Schulman

On December 2, 2009, the Company signed a definitive merger agreement with A. Schulman, Inc. (“A. Schulman”) in a combined cash and stock transaction pursuant to which 100% of the outstanding stock of the Company will be acquired by A. Schulman.  Under the terms of the agreement, the total consideration is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock.  Closing of the transaction is subject to approval at a meeting by at least two-thirds of the votes entitled to be cast by holders of the Company's Common Stock, regulatory approvals and other customary closing conditions.  The combined entity blends the companies’ technology, product development efforts, and geographic scope to generate enhanced and complementary product offerings and enhanced focus on better solutions for customers.    After the merger closes, ICO, Inc. shareholders will own approximately 16% of the combined company.  The Company expects the transaction to close in the spring of 2010.  See Item 1A. – “Risk Factors” and Note 17 – “Subsequent Events” in the Company’s Consolidated Financial Statements for additional discussions related to the merger agreement.

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

Manufacturing concentrates is a specialized form of compounding.  Bayshore Industrial, the Company’s largest concentrate manufacturing operation, is located in La Porte, Texas.  Bayshore produces concentrates primarily for the plastic film industry.  The Company also began producing concentrates in Malaysia in 2007.  The Company also has a smaller concentrate manufacturing operation, located in Oyonnax, France, which provides high quality color matching and color compounding services for the injection molding industry. The Company’s concentrate manufacturing operations involve the formulation and production of highly concentrated compounds of additives that are then combined (by the Company or by others) with polymer resins to produce materials having specifically desired characteristics, such as anti-blocking (to prevent plastic film or sheets from sticking together), flame-retardance, color, ultraviolet stabilization, impact and tear resistance, or adhesion. The Company's concentrates are produced to the detailed specifications of customers.  These customers are typically resin producers or companies that produce plastic films.  The concentrate manufacturing process requires the combination of up to 25 different additives or fillers in precise proportions. To be approved as the manufacturer of such concentrates, the Company must satisfy rigorous qualification procedures imposed by customers on a product-by-product basis. The Company works closely with its concentrate customers to research, develop and test the formulations necessary to create the desired characteristics of the concentrates to be produced. Such concentrates are produced in batches which may range from as little as five pounds for a lab sample to as large as 2,000 tons.

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

The Company’s concentrate products are primarily used by its customers as additives that are melt blended with resins and then used to produce plastic films.  These products are mostly sold throughout North America. The Company’s small operation in Oyonnax, France provides high quality color concentrates to the injection molding industry in France.

Toll Processing Services. Toll processing services involve both size reduction and compounding whereby these services are performed on customer owned material for a fee.  The Company considers its toll processing services to be completed when it has processed the customer owned material and no further services remain to be performed.  Pursuant to the service arrangements with its customers, the Company is entitled to collect its agreed upon toll processing fee upon completion of the toll processing services.  Shipping of the product to and from our facilities is determined by and paid by its customer.  The revenue the Company recognizes for toll processing services excludes the value of its customer’s product as the Company does not take ownership of its customer’s material during any stage of the process.

In the Company’s Consolidated Statements of Operations, we have combined revenues for sales and services because service revenues did not exceed 10% of total revenues.

Customers and Pricing

The primary customers of the Company's polymers processing business are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies) and end users such as rotational molders or companies that produce plastic films.  No single customer accounted for more than 10% of worldwide sales during fiscal years 2009, 2008 or 2007.  The Company has long-term contract arrangements with many polymer processing customers whereby it has agreed to process or manufacture certain polymer products for a single or multi-year term at an agreed upon fee structure.  The terms of these agreements typically do not contain minimum volume requirements or a requirement that the Company is the exclusive supplier.  The revenues associated with contracts that contain minimum volume requirements or obligate the customer to purchase the products exclusively from the Company were not material during fiscal years 2009, 2008 and 2007.

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

Business Divestitures

On September 6, 2002, the Company completed the sale of substantially all of its oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  On July 31, 2003, the Company sold its remaining Oilfield Services business to Permian Enterprises, Ltd.  Refer to Note 16 – “Discontinued Operations” in the Company’s Consolidated Financial Statements.

Environmental Regulation

The Company is subject to numerous and changing local, state, federal and foreign laws and regulations concerning the use, storage, treatment, disposal and general handling of materials, some of which may be considered to be hazardous substances and wastes, and restrictions concerning the release of pollutants and contaminants into the environment.  These laws and regulations require the Company to obtain and maintain certain permits and other authorizations mandating procedures under which the Company must operate and restricting emissions and discharges.  Many of these laws and regulations provide for strict joint and several liability for the costs of cleaning up contamination resulting from releases of regulated materials, hazardous substances and wastes into the environment.  Violation of these laws and regulations as well as terms and conditions of operating permits issued to the Company may result in the imposition of administrative, civil, and criminal penalties and fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations.

The Company regularly monitors and reviews its operations, procedures and policies regarding compliance with environmental laws and regulations and the Company's operating permits. There can be no assurance that a review of the Company's past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on the Company.  In addition, the revocation of any of the Company's material operating permits, the denial of any material permit application or the failure to renew any interim permit could have a material adverse effect on the Company.  In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on the Company.  Also, see the discussion concerning the risk of potential environmental liability, including environmental claims relating to the Company’s former Oilfield Services business, in Item 1A. – “Risk Factors.”

Warranties, Insurance and Risk

Except for warranties implied by law, the Company generally makes only limited warranties with regard to the products and services it provides, and attempts to contractually disclaim or limit its liability in the case of breach of warranty or other contractual obligation; however, the Company nevertheless has exposure to claims for breach of express and implied warranties, and other breach of contract claims, in the event that products are not manufactured to specifications.  The Company’s activities as a vendor of specialty or custom products may result in liability for defective or unfit products.  In some jurisdictions, certain liability cannot be disclaimed or contractually limited for products that are defective or are found not to be fit for purpose.  If the Company were found to have been negligent, or to have breached its obligations to its customers, or if warranties are implied as a matter-of-law (notwithstanding any disclaimer of warranty), the Company could be exposed to significant liabilities and its reputation could be adversely affected.  While the Company has an insurance program in effect to address some of these risks, the insurance coverage is subject to applicable deductibles, exclusions, limitations on coverage and policy limits.  The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition, results of operations or net cash flows. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.  See Item  1A. – “Risk Factors” and Item 3. – “Legal Proceedings.”

Raw Materials

The Company purchases and takes into inventory the resins, additives and other materials used in its concentrates manufacturing and a portion of its specialty polymers distribution business.  These materials are subject to fluctuating availability and prices. The Company believes that these and other materials used in its operations are available from numerous sources and are able to meet its needs. In addition, the Company believes its relationships with its suppliers are good.

Patents, Trademarks and Licenses

The Company holds one United States patent, one United Kingdom patent, one Australian patent, and one New Zealand patent covering proprietary technology utilized in certain of its services.  The Company believes that its patents are valid and that the duration of its existing patents is satisfactory; however, the Company does not believe these patents are essential to the overall successful operation of the Company's business, and the Company's polymers processing operations are not materially dependent upon any patents, trademarks, or licenses.  Nevertheless, no assurance can be given that one or more of the Company's competitors may not be able to develop or produce processes or products of comparable or greater quality to those developed or produced by the Company; that the Company’s patents will not be modified, revoked, or found to be invalid; or that others will not claim that the Company’s products or processes infringe upon or use the intellectual property of others.

Employees

As of September 30, 2009, the Company employed approximately 805 full-time, part-time and temporary employees, approximately 350 of which are located in the United States.  Certain employees working in Italy, France, The Netherlands, New Zealand, Australia and Brazil are parties to collective bargaining agreements.  None of the other employees are represented by a union.  The Company has experienced no significant strikes or work stoppages during the past fiscal year and considers its relations with its employees to be satisfactory.

Financial Information About Geographic Areas

The Company's management structure is organized into five reportable business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe, and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.  Financial information about the Company’s segments is found in Note  20 – “Segment Information” to the Company’s Consolidated Financial Statements.

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

Our credit agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association contains financial covenants including a minimum tangible net worth, leverage ratio, fixed charge coverage ratio and a required level of profitability.  In addition, the Credit Agreement contains a number of limitations on the ability of the Company and its restricted U.S. subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell assets.

Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in our financial or other condition, business, affairs or prospects or our properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the Credit Agreement, on us.

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

In addition to the “Change of Control” clause under the Keybank agreement, certain of our foreign loan agreements and credit facilities also have “Change of Control” provisions.  However, unlike the Keybank agreement, such “Change of Control” provisions are only triggered upon consummation of a transaction that constitutes a ‘Change of Control”.  As of September 30, 2009, we had approximately $11.4 million of borrowings outstanding and $9.6 million of available borrowings under these agreements.

Changes in the cost and availability of polymers could adversely affect the Company.

Polymers (i.e., resins) are a key ingredient of our products, and changes in the cost and availability of resins (generally produced by the major chemical companies) are outside of our control.  If resin costs increase, whether because of higher oil and gas prices or because of lower supplies, we may be forced to increase the prices at which we sell our products to our customers.  An increase in our prices may result in lower customer demand for our products, thereby adversely affecting our business.  Additionally, higher resin prices will lead to higher working capital requirements which could result in higher debt and associated interest expense.  On the other hand, a perception that resin costs will be declining in the near future may, in the short term, result in a decrease in customer demand for our products as customers wait for lower resin prices to be reflected in the price of our products, which could also have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Changes in economic activity could adversely affect us.

Our business cycles are affected by changes in the level of economic activity in the various regions in which we operate.  Our business cycles are generally volatile and relatively unpredictable.  In addition, we are affected by cycles in the petroleum and oil and gas industries.  The length of these business cycles is outside of the Company’s control, and can adversely affect our financial condition, results of operations and cash flows.

The recent global economic crisis has caused, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, each of which may materially adversely affect our customers’ access to capital.  A limit on our customers’ access to capital could inhibit their willingness or ability to purchase our products or affect their ability to pay for products that they have already purchased from us.  In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, financial condition, results of operations and cash flows.

The Company’s success is partly dependent upon our ability to develop superior proprietary technology, know-how and trade secrets.

Our business operations are dependent to a certain degree upon proprietary technology, know-how and trade secrets developed by the Company.  In many cases, the Company’s technology and know-how, or equivalent processes or technology are available to or practiced by our competitors, customers and others.  In addition, there can be no assurance that third parties will not develop substantially equivalent or superior proprietary processes and technologies, or that our trade secrets will not lose their proprietary status.  The development or acquisition by others of equivalent or superior information, processes or technologies or our failure to maintain the trade secret status of our proprietary technology know-how and trade secrets could have a material adverse affect on our financial condition, results of operations or cash flows.

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

Approximately 68% of our fiscal year 2009 revenues were derived from operations outside the United States.  Our foreign operations include significant operations in our European, Asia Pacific, and Brazilian business segments.  We anticipate continuing to seek expansion of our international operations.  Our international operations are subject to certain political, economic and other uncertainties normally associated with international operations, including among others, risks of government policies regarding private property, taxation policies, foreign exchange restrictions and currency fluctuations and other restrictions arising out of foreign governmental sovereignty over areas in which the Company conducts business that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights, result in civil disturbance or result in other forms of conflict.

Our international operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.

The majority of our international business is currently in regions such as Western Europe, where the risk level and extent of established legal systems is similar to that in the United States.  We also conduct business in developing countries, and we are focusing on increasing our sales and establishing new production facilities in regions such as South America, Southeast Asia, India and the Middle East, which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, economic and operational risks.  We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as the U.S. Foreign Corrupt Practices Act ("FCPA"), which makes it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics, other Company policies, the FCPA or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions.  In the event that we believe or have reason to believe that employees have or may have violated the FCPA or other laws or regulations, we will be required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could negatively affect our results of operations and cash flow.

The results of our operations are subject to market risk from changes in foreign currency exchange rates.

We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. Dollar, including the Euro, the British Pound, the New Zealand Dollar, Brazilian Real, the Malaysian Ringgit and the Australian Dollar. Approximately 68% of our fiscal year 2009 revenues were derived from sales outside the United States.  Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues, income and expenses into U.S. Dollars at exchange rates in effect during or at the end of each reporting period.  Thus, increases or decreases in the value of the U.S. Dollar against other currencies in which our operations are conducted will affect our revenues and operating income.  Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time.  Fluctuations in foreign currency exchange rates affect our financial results, and there can be no assurance that fluctuation in foreign currency exchanges rates will not have a material adverse effect on our financial condition, results of operations or cash flows.

Due to our lack of asset diversification, adverse developments in our industry could materially adversely impact our operations.

We rely primarily on the revenues generated in the polymer processing industry.  Due to our lack of asset diversification, a significant adverse development in this industry could trigger or result in impairment charges and would likely have a significantly greater impact on our financial condition, results of operations or cash flows than if it maintained more diverse assets.

Our success depends on attracting and maintaining key personnel; the failure to do so could disrupt our business operations.

Our success depends upon our ability to attract and retain experienced and knowledgeable management and other professional staff.  Our results of operations depend to a large extent on the efforts, technical expertise and continued employment of key personnel and members of our management team.  If we are unable to attract and retain experienced and knowledgeable personnel or a significant number of our existing key personnel resign or become unable to continue in their present role without adequate replacements, our business operations could be adversely affected.

An impairment of goodwill could reduce our earnings.

In fiscal year 2009, we recognized a goodwill impairment of $3.5 million in our Asia Pacific reporting unit.  The goodwill remaining on our balance sheet at September 30, 2009 is $4.5 million, which is entirely recorded in our Bayshore Industrial reporting unit.  If our remaining goodwill becomes impaired, we may be required to record a significant charge to our earnings.  Under generally accepted accounting principles, goodwill is required to be tested for impairment at least annually.  We may be required to record a significant charge to earnings in our financial statements during a period in which any impairment of our goodwill is determined.  Refer to Note 4 – “Goodwill” in the Company’s Consolidated Financial Statements.

Changes in tax laws could have an adverse impact on our earnings.

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other domestic or foreign governmental bodies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional compliance costs and tax liabilities which could have an adverse impact on our financial condition, results of operations or cash flows.

Operational risks, and resulting uninsured claims and litigation, could adversely affect the Company’s business.

Our operations involve many operational and contractual risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome.  Our operational risks include, without limitation, the risk of losses, injuries and damages, caused by equipment failures, work-related accidents, natural disasters such as fires, floods and hurricanes, unanticipated operational failures, unanticipated environmental pollution or contamination and defects or contamination in our products or services.  The occurrence of such operational risks could result in plant shutdowns for extended time periods, serious personal injuries, significant property and environmental damage, uninsured financial losses and damages suffered by the Company, customer claims for breach of contract or warranty, governmental claims and other third party claims.

Except for warranties implied by law, we generally make only limited warranties with regard to the products and services we provide, and attempts to contractually disclaim or limit its liability in the case of breach of warranty or other contractual obligation; however, we have exposure to claims for breach of express and implied warranties, and other breach of contract claims, in the event that products are not manufactured to specifications.  Our activities as a vendor of specialty or custom products may result in liability for defective or unfit products.  In some jurisdictions, certain liability cannot be disclaimed or contractually limited for products that are defective or are found not to be fit for purpose.

If we are found to have liability for, or are even simply required to legally defend, claims for breach of warranty, breach of contract, negligence, defective products or damages to third parties resulting from the occurrence of operational risks, our financial exposure could be significant, and our reputation could be adversely affected.  We have insurance coverage against many operational risks and potential liability to customers and third parties, including product liability and personal injury claims related to our products, to the extent insurance is available and reasonably affordable; however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against costs, expenses and liabilities arising out of pending and future claims and litigation. Our insurance has deductibles or self-insured retentions, and contains certain coverage exclusions.  In most cases, our insurance does not cover some or all elements of damages based on allegations that we are liable under legal theories of breach of contract or warranty, fraud or deceptive trade practices.  In some cases we obtain agreements from customers acknowledging our disclaimer of warranties and limiting our liability.  Nevertheless, insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by uninsured operational risks, contractual risks and customer and third party claims and litigation.  See Item 3. – “Legal Proceedings.”

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

While we maintain liability insurance, this insurance is subject to coverage limits and policy exclusions.  In addition, certain policies specifically exclude coverage for damages resulting from environmental contamination.  Our results of operations could be adversely affected by the following risks with respect to our insurance coverage:  we may not be able to continue to obtain insurance on commercially reasonable terms; we may be faced with types of liabilities that will not be covered by insurance; our insurance carriers may become insolvent and not be able to meet their obligations under the policies, and the dollar amount of any liabilities may exceed our policy limits.  Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our financial condition, results of operations or cash flows.

Future environmental, personal injury, and other claims relating to the Company’s former Oilfield Services business could adversely affect our financial condition, results of operations and/or cash flows.

In 2002, we completed the sale of substantially all of our oilfield services (“Oilfield Services”) business to National Oilwell Varco, Inc., formerly Varco International, Inc. (“NOV”).  In 2003, we sold our remaining Oilfield Services business to Permian Enterprises, Ltd. (“Permian”).  NOV and Permian purchased the assets and business of our former Oilfield Services business, but acquired limited responsibility for liabilities of our former Oilfield Services business relating to events occurring prior to the respective closings of the referenced divestitures (collectively the “Closings”).  Among the pre-closing liabilities retained by us are potential environmental claims including, without limitation, “Superfund” claims relating to off-site disposal of hazardous materials prior to the Closings, potential claims by employees, contractors, and others for occupational injuries sustained by such individuals prior to the

Closings, as well as other types of claims.  There are currently no Superfund claims or other environmental claims pending against us that are expected to have a material adverse effect on our business or results of operations, except as described under the heading “Environmental Remediation” in Item 3. – “Legal Proceedings.”  There are currently no silicosis or other occupational injury claims pending that are expected to have a material adverse effect on our business or results of operations.  However, since the late 1990’s we have settled claims of approximately 35 former employees of the Company’s former Oilfield Services business who allegedly sustained personal injuries or died as a result of occupational exposure to silica. In the past we have been a party to and settled material environmental and occupational injury (silicosis) claims related to our former Oilfield Services business.  There can be no assurance that in the future there will not be new environmental claims, occupational injury claims, or other claims, including claims resulting from activities or conditions involving our former Oilfield Services business and occurring prior to the sale of the Oilfield Services business, having a material adverse effect on our financial condition, results of operations and/or cash flows.

Competition in our industry is intense, and we are smaller and have more limited resources than some of our competitors and potential competitors.

The industry in which we operate is highly competitive.  Some of our competitors or potential competitors have substantially greater financial or other resources than we have.  Larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations or rising costs of raw materials more easily than we can, which would adversely affect our competitive position.  The inability of the Company to effectively compete in its markets would have a material adverse effect on our financial condition, results of operations or cash flows.

We may be required to adopt International Financial Reporting Standards ("IFRS"), or other accounting or financial reporting standards, the ultimate adoption of which could negatively impact our business, financial condition or results of operations.

Although not yet required, we could be required to adopt IFRS or other accounting or financial reporting standards different than accounting principles generally accepted in the United States of America currently applicable to our accounting and financial reporting. The implementation and adoption of new standards could favorably or unfavorably impact our business, financial condition, results of operations or cash flows.

Potential disruptions in the global capital and credit markets may adversely affect the Company, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements and our ability to meet long-term commitments, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our current credit facilities to fund short-term liquidity needs if internal funds are not available from our operations. We also use letters of credit issued under its revolving credit facilities to support our insurance policies and supplier purchases in certain business units. Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our banks may not be able to meet their funding commitments to us if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Failure to complete the merger or delays in completing the merger with A. Schulman, Inc. could negatively impact our stock price, future business and operation, and financial results.

On December 2, 2009, we entered into a definitive merger agreement with A. Schulman, Inc. Completion of the proposed merger is subject to various conditions, including, among others, approval by our shareholders and the termination or expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If these or other conditions are not satisfied, we may not be able to complete the merger, and such failure may have adverse consequences. If the merger is not completed, we will be subject to a number of risks, including the following:

•
because the current price of our common stock may reflect a market premium based on the assumption that we will complete the merger, a failure to complete the merger could result in a decline in the price of our common stock; and

•
the pending merger, its effects and related matters may distract our employees from day-to-day operations and require substantial commitments of time and resources, and may also impair our relations with our employees, customers, suppliers and other constituencies due to uncertainty about the future following the completion of the merger; and

•
in specified circumstances, if the merger is not completed, we may be required to pay A. Schulman, Inc. either a termination fee of $6.8 million or up to $1.0 million in expense reimbursement instead of the termination fee; and

•	we will not realize the benefits expected from being part of a larger company; and

•	some costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

While the merger is pending we may be subject to restrictions on the conduct of our business.

The merger agreement restricts us from taking specified actions without A. Schulman, Inc’s. approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger and could otherwise have a material adverse impact on our Company.  In addition, while the merger agreement is in effect, subject to certain limited exceptions, we are prohibited from soliciting, initiating, encouraging or entering into any extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party. As a result of these limitations, we could lose opportunities to enter into an alternative transaction which could be more favorable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The location and approximate acreage of the Company's operating facilities at November 30, 2009, together with an indication of the services performed at such facilities, are set forth below.  Other than the Company’s corporate headquarters in Houston, Texas, all properties consist of polymers processing facilities with adjacent offices.  The “Services” column below describes the services either performed for customers at the location or performed on Company-owned materials to produce the Company’s products.

The Company’s Bayshore Industrial segment owns and operates the La Porte, Texas location; all other U.S. locations (other than the corporate headquarters) are, as of November 30, 2009, owned or leased by the Company’s ICO Polymers North America segment.  The Australia, New Zealand and Malaysia locations are owned or leased by the Company’s ICO Asia Pacific segment. The six European locations are owned or leased by the Company’s ICO Europe segment, and the three locations in Brazil are leased by the Company’s ICO Brazil segment.

Properties Owned:
Location	Services	Acres	Facility Square Footage

Batu Pahat, Malaysia	Size reduction and compounding	3	61,200
China, Texas	Size reduction and compounding	13	108,500
East Chicago, Indiana	Size reduction and compounding	4	73,000
Fontana, California	Size reduction and compounding	7	44,727
Gainsborough, England	Size reduction and compounding	8	102,500
Grand Junction, Tennessee	Size reduction	5	127,900
La Porte, Texas	Compounding	39	224,240
Beaucaire, France	Size reduction	5	72,088
Montereau, France	Size reduction and compounding	4	53,259
Oyonnax, France	Compounding	1	26,898
’s-Gravendeel, The Netherlands	Size reduction and compounding	5	192,271
Verolanuova, Italy	Size reduction and compounding	11	140,313
	Total Acreage and Square Footage Owned	105	1,226,896

Properties Leased:
Location	Services	Acres	Facility Square Footage

Houston, Texas	Corporate headquarters	N/A	9,740
Allentown, Pennsylvania	Size reduction	14	127,500
Auckland, New Zealand	Size reduction and compounding	1	24,010
Contagem, Belo Horizonte, Brazil	Size reduction and compounding	1	23,680
Americana, São Paulo, Brazil	Size reduction	N/A	18,300
Simoes Filhos, Bahia, Brazil	Size reduction	N/A	11,850
Braeside, Australia	Size reduction and compounding	12	183,450
Brisbane, Australia	Size reduction and compounding	1	18,256

	Total Acreage and Square Footage Leased	29	416,786

Total Acreage and Square Footage Owned and Leased		134	1,643,682

N/A = Not applicable

The leased properties listed above have various expiration dates through 2017, and most of the leases provide for renewal terms beyond the stated expiration dates.  The polymers processing facilities above are operating 24 hours per day, at least five days per week.

As of September 30, 2009, the Company also owned real estate in Bloomsbury, New Jersey, where the ICO Polymers North America segment previously conducted operations before relocating to a leased facility in Allentown, Pennsylvania during fiscal year 2008.  As of November 30, 2009, the Company has placed the Bloomsbury real estate on the market for eventual sale.

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

Wastewater Discharge Permit. In the second quarter of fiscal year 2009, the Company self-reported to the Texas Commission on Environmental Quality (“TCEQ”) facts surrounding certain events of noncompliance with its Bayshore Industrial facility’s Texas Pollutant Discharge Elimination System wastewater discharge permit, and subsequently received notification from the TCEQ that it is conducting an investigation into the matter.  The Company has cooperated in the investigation.  The Company has taken certain corrective action with respect to the operation of its wastewater treatment facility and the requirements of its wastewater discharge permit.  In July 2009 the Company received a Notice of Violation (Notice) from the TCEQ stating that an alleged violation of the permit was noted in the TCEQ’s investigation, and requesting that the Company provide documentation of the corrective action and demonstration that compliance has been achieved for the alleged violation.  The Company complied with the TCEQ’s request for information, and subsequently received notification from the TCEQ confirming that the TCEQ was satisfied that appropriate corrective action had been taken.  No administrative penalties have been imposed on the Company as a result of the Notice; however, the investigation is still pending.  It is possible that the investigation could result in the Company receiving civil and/or criminal penalties.  An adverse finding in the investigation and any resulting penalties imposed on the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows.  However, at this time, the Company does not believe that the outcome will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

P A R T    I I

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Select Market under the symbol ICOC.  There were 429   shareholders of record of the Company’s Common Stock at November 12, 2009.

The Company has not declared or paid Common Stock dividends during fiscal year 2009, 2008 or 2007.  The Company’s Credit Agreement, as amended (the “Credit Agreement”), with KeyBank National Association and Wells Fargo Bank, National Association requires that the Company must not be in default under the Credit Agreement and must be in compliance with the financial covenants contained in the Credit Agreement in order to pay Common Stock dividends (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 9 – “Credit Arrangements” to the Company’s Consolidated Financial Statements).  While the Company is not in default under the Credit Agreement, the Board did not declare a common stock dividend in fiscal year 2009.

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock through September 2010 (the “Share Repurchase Plan”).  Through September 30, 2009, 578,081 shares had been repurchased for total cash consideration of $ 3.0 million at an average price of $ 5.22 per share.  In connection with the A. Schulman merger agreement, on December 2, 2009, the Board of Directors terminated the Share Repurchase Plan.

The following table sets forth the high and low trading prices by quarter for the Company’s Common Stock as reported on the Nasdaq Global Select Market during fiscal years 2009 and 2008, respectively.

Common Stock Price Range	Fiscal 2009 High - Low	Fiscal 2008 High - Low

First Quarter	$5.95-$2.33	$16.50-$9.66
Second Quarter	$4.16-$1.03	$13.73-$6.65
Third Quarter	$3.28-$1.90	$ 8.36-$5.89
Fourth Quarter	$5.14-$2.29	$ 6.72-$4.56

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders.

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

The graph assumes an investment of $100 on September 30, 2004, with all dividends reinvested.  The data was supplied by Research Data Group.

	FY04	FY05	FY06	FY07	FY08	FY09
ICO, Inc.	100.00	100.34	226.71	482.19	192.12	159.93
NASDAQ Composite	100.00	113.65	120.81	144.35	109.35	112.92
S&P 500 Specialty Chemical Index	100.00	102.84	126.58	154.19	165.37	193.58

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company that has been derived from audited consolidated financial statements.  The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in Thousands, except for share and per share data)
Statement of Operations Data:
Revenues	$299,965	$446,701	$417,917	$324,331	$296,606
Costs of sales and services (exclusive of depreciation and
amortization shown separately below)	250,583	373,557	344,171	261,228	243,140
Gross profit (a)	49,382	73,144	73,746	63,103	53,466
Selling, general and administrative expenses	36,679	41,254	37,676	34,284	37,001
Depreciation and amortization	7,361	7,531	7,251	7,386	7,772
Goodwill impairment	3,450	-	-	-	-
Long-lived asset impairment, restructuring and other costs (income)	(175)	(1,348)	(997)	118	488
Operating income	2,067	25,707	29,816	21,315	8,205
Interest expense, net	(2,230)	(4,062)	(3,227)	(2,091)	(2,836)
Other income (expense)	(582)	(431)	(115)	75	(149)
Income (loss) from continuing operations before income taxes	(745)	21,214	26,474	19,299	5,220
Provision for income taxes	494	5,832	6,712	5,836	218
Income (loss) from continuing operations	(1,239)	15,382	19,762	13,463	5,002
Income (loss) from discontinued operations, net of income taxes	-	(68)	1,356	(1,459)	(497)
Net income (loss)	$(1,239)	$15,314	$21,118	$12,004	$4,505
Preferred Stock dividends	-	(1)	(554)	(2,176)	(2,176)
Net gain on redemption of Preferred Stock	-	-	6,023	-	-
Net income (loss) applicable to Common Stock	$(1,239)	$15,313	$26,587	$9,828	$2,329

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005

Earnings (Loss) Per Share:
Basic
Earnings (loss) from continuing operations	$(0.05)	$0.56	$0.97	$0.44	$0.11
Earnings (loss) from discontinued operations	-	-	0.05	(0.06)	(0.02)
Earnings (loss) per common share	$(0.05)	$0.56	$1.02	$0.38	$0.09

Earnings (Loss) Per Share:
Diluted
Earnings (loss) from continuing operations	$(0.05)	$0.55	$0.71	$0.43	$0.11
Earnings (loss) from discontinued operations	-	-	0.05	(0.06)	(0.02)
Earnings (loss) per common share	$(0.05)	$0.55	$0.76	$0.37	$0.09
Weighted average shares outstanding (basic)	27,081,000	27,271,000	26,030,000	25,680,000	25,442,000
Weighted average shares outstanding (diluted)	27,081,000	27,994,000	27,891,000	26,255,000	25,816,000

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Other Financial Data:
Capital expenditures	$3,909	$13,565	$11,634	$8,080	$5,039
Cash provided by operating activities by continuing operations	38,178	13,825	19,375	13,498	4,849
Cash used for investing activities by continuing operations	(3,438)	(11,172)	(10,662)	(8,067)	(4,086)
Cash provided by (used for) financing activities by continuing operations	$(19,410)	$(5,266)	$(17,736)	$9,013	$1,473

Balance Sheet Data:
Cash and equivalents	$21,880	$5,589	$8,561	$17,427	$3,234
Working capital	64,093	67,001	57,858	57,501	41,382
Property, plant and equipment, net	57,144	61,164	57,396	50,884	49,274
Total assets	192,273	221,096	246,217	197,961	164,255
Long-term debt, net of current portion	18,823	25,122	29,605	21,559	18,993
Shareholders’ equity	$105,155	$107,835	$91,042	$91,717	$77,090

(a)
The Company has presented a measurement, gross profit, that is not calculated in accordance with generally accepted accounting principles in the United States  (a “Non-GAAP measurement”), but that is derived from relevant items in the Company’s financial statements prepared in accordance with US GAAP.  The Company presents this measurement because the Company uses this measurement as an indicator of the income the Company generates from its revenues.  The material limitation of this Non-GAAP measurement is that it excludes depreciation and amortization expense. The Company mitigates this limitation by the provision of the specific detailed computation of the measurement, and by presenting this Non-GAAP measurement such that it is no more prominent in the Company’s filings than GAAP measures of profitability.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Net income (loss)	$(1,239)	$15,314	$21,118	$12,004	$4,505
Add to/(deduct from) net income (loss)
(Income) loss from discontinued operations	-	68	(1,356)	1,459	497
Provision for income taxes	494	5,832	6,712	5,836	218
Other (income) expense	582	431	115	(75)	149
Interest expense, net	2,230	4,062	3,227	2,091	2,836
Goodwill impairment	3,450	-	-	-	-
Long-lived asset impairment, restructuring and other costs (income)	(175)	(1,348)	(997)	118	488
Depreciation and amortization	7,361	7,531	7,251	7,386	7,772
Selling, general and administrative expenses	36,679	41,254	37,676	34,284	37,001
Gross profit	$49,382	$73,144	$73,746	$63,103	$53,466

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

The Company’s management structure is organized into five reportable business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

The ICO Polymers North America, ICO Brazil, ICO Europe and ICO Asia Pacific segments primarily produce competitively priced polymer powders for the rotational molding industry and other specialty markets, including masterbatch and concentrate producers, users of polymer-based metal coatings, and non-woven textile markets.  Additionally, the above-referenced four segments provide specialty size reduction services on a tolling basis.  The Bayshore Industrial segment designs and produces proprietary concentrates, masterbatches and specialty compounds primarily for the plastic film industry in North America and in selected export markets. The Company’s ICO Europe segment includes operations in France, Holland, Italy and the U.K.  The Company’s ICO Asia Pacific segment includes operations in Australia, Malaysia and New Zealand.

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

Demand for the Company’s products and services tend to be driven by overall economic factors and, particularly, consumer spending.  The current downturn in the U.S. and global economies has had an impact on the demand for our products and services.  The trend of applicable resin prices also impacts customer demand.  As resin prices fall, customers tend to reduce their inventories and, therefore, reduce their need for the Company’s products and services as customers choose to purchase resin upon demand rather than building large levels of inventory.  Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs.  Historically, resin price changes have generally followed the trend of oil and natural gas prices, and we believe that this trend will continue in the future.

During fiscal year 2009, the Company recorded a charge to fully impair goodwill in its Australia and New Zealand reporting units.  Refer to Note 4 – “Goodwill” in the Company’s Consolidated Financial Statements.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The consolidated financial statements are impacted by the accounting policies applied and the estimates and assumptions made by management during their preparation.  Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Revenue and Related Cost Recognition -  The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

▪	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.
▪	Delivery has occurred or services have been rendered:
▪	For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer.
▪	For service revenue, revenue recognition occurs upon the completion of service.
▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed upon with the customer before delivery has occurred or the services have been rendered.
▪	Collectability is reasonably assured: The Company has a customer credit policy to ensure collectability is reasonably assured.

Impairment of Long-lived Assets - Property, plant and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes comparison of undiscounted future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value.  If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

Goodwill – The Company does not amortize goodwill.  However, the Company tests annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired. We test for goodwill impairment loss under a two-step approach.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the market approach and the income approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  This is determined by comparison of the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss as expense.  At September 30, 2009, the Company’s remaining goodwill is recorded in its Bayshore Industrial segment.  For fiscal year 2009, the Company performed goodwill impairment testing twice, once at September 30, 2009 as required, which resulted in no impairment loss being recognized, and also earlier in the fiscal year at March 31, 2009.  The impairment testing at March 31, 2009 resulted in a full impairment of all goodwill in the Company’s Asia Pacific segment.  Refer to Note 4 – “Goodwill” in the Company’s Consolidated Financial Statements for additional information regarding our fiscal year 2009 goodwill impairment testing.

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

Results of Operations

The following discussion regarding our financial performance during the past three fiscal years should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Executive Summary

During fiscal year 2009 our business was negatively impacted by two primary factors: lower demand from customers as a result of the global economic downturn and an unprecedented rapid and steep drop in resin prices that occurred in the three month period ended December 31, 2008. Volumes declined 18% in fiscal year 2009 compared to fiscal year 2008 as demand for our customers’ products declined, and, we believe, because the majority of our customers operated with relatively lean inventory positions due to the uncertainty surrounding resin prices and demand.  The unprecedented drop in resin prices in the first quarter of fiscal year 2009 led to reduced margins in that period. Our gross margins improved over the remainder of the fiscal year as resin prices became more stable.

Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

	Summary Financial Information
	Fiscal Year Ended
	September 30,
	2009	2008	Change	% Change
	(Dollars in Thousands)
Total revenues	$299,965	$446,701	$(146,736)	(33%	)
SG&A (1)	36,679	41,254	(4,575)	(11%	)
Operating income	2,067	25,707	(23,640)	(92%	)
Income (loss) from continuing operations	(1,239)	15,382	(16,621)	(108%	)
Net income (loss)	$(1,239)	$15,314	$(16,553)	(108%	)

Volumes (2)	261,000	318,700	(57,700)	(18%	)
Gross margin (3)	16.5%	16.4%	0.1%
SG&A as a percentage of revenue	12.2%	9.2%	3.0%
Operating income as a percentage of revenue	0.7%	5.8%	(5.1% )

(1) “SG&A” is defined as selling, general and administrative expense.

(2) “Volumes” refers to total metric tons of materials for which the Company’s customers are invoiced, either in connection with product sales or the performance of toll processing services.

(3) The Company has presented a measurement, gross margin (computed as gross profit divided by revenues), that is not calculated in accordance with generally accepted accounting principles in the United States  (a “Non-GAAP measurement”), but that is derived from relevant items in the Company’s financial statements prepared in accordance with US GAAP.  The Company presents this measurement because the Company uses this measurement as an indicator of the income the Company generates from its revenues. The material limitation of this Non-GAAP measurement is that it excludes depreciation and amortization expense. The Company mitigates this limitation by the provision of the specific detailed computation of the measurement, and by presenting this Non-GAAP measurement such that it is no more prominent in the Company’s filings than GAAP measures of profitability.

Revenues. Total revenues decreased $146.7 million or 33% to $300.0 million during fiscal year 2009 compared to fiscal year 2008.  The change in revenues is a result of a decline in volumes sold by us (“volume”), unfavorable changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the unfavorable impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the $146.7 million and 33% decrease in revenues are:

	Decrease in Revenues
	$	%
	(Dollars in Thousands)
Volume	$(68,628)	(15%	)
Price/product mix	(44,406)	(10%	)
Translation effect	(33,702)	(8%	)
Total change in revenue	$(146,736)	(33%	)

Our revenues are impacted by product sales mix as well as the change in our raw material prices (“resin prices”).  As resin prices increase or decrease, market prices for our products will generally also increase or decrease.  Typically, this will lead to higher or lower average selling prices.  During fiscal year 2009, average resin prices were lower than in fiscal year 2008 in all our regions. Although we participate in numerous markets and purchase numerous grades of resin, the graph below illustrates the general trend in the prices of resin typically purchased by the Company.

Total volumes sold decreased 57,700 metric tons, or 18%, during fiscal year 2009 to 261,000 metric tons.  This decrease in volumes sold led to a decrease in revenues of $68.6 million. The volume decline was primarily as a result of reduced customer demand due to the global economic recession.  The translation effect of changes in foreign currencies relative to the U.S. Dollar caused a decrease in revenues of $33.7 million in fiscal year 2009 compared to fiscal year 2008. This revenue change was primarily due to a stronger U.S. Dollar compared to the European, Australian and Brazilian currencies.

Revenues by segment for the year ended September 30, 2009 compared to the year ended September 30, 2008

	Fiscal Year Ending September 30,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$135,006	45%	$207,209	46%	$(72,203)	(35%	)
Bayshore Industrial	65,221	22%	90,736	20%	(25,515)	(28%	)
ICO Asia Pacific	54,397	18%	82,390	19%	(27,993)	(34%	)
ICO Polymers North America	32,248	11%	45,090	10%	(12,842)	(28%	)
ICO Brazil	13,093	4%	21,276	5%	(8,183)	(38%	)
Total	$299,965	100%	$446,701	100%	$(146,736)	(33%	)

ICO Europe’s revenues decreased $72.2 million or 35%, due to a decrease in average selling prices as a result of lower resin prices which decreased revenues by $26.6 million, a decrease in volumes sold of 14% caused by the global economic downturn led to a decrease in revenues of $25.8 million, and the translation effect of weaker European currencies relative to the U.S. Dollar contributed $19.8 million to the revenue decrease.

Bayshore Industrial’s revenues decreased $25.5 million or 28%, due to a decline in volumes sold of 18% caused by the global economic downturn, which reduced revenues by $16.8 million and an unfavorable change in product mix and lower average selling prices which led to an $8.7 million decrease in revenues.

ICO Asia Pacific’s revenues decreased $28.0 million or 34%. The translation effect of the stronger U.S. Dollar relative to the Australian Dollar, New Zealand Dollar and Malaysian Ringgit decreased revenues by $10.6 million. Lower average selling prices as a result of lower resin prices reduced revenues by $9.5 million. A decline in volumes sold caused by reduced customer demand and the global economic downturn reduced revenues by $7.9 million.

ICO Polymers North America’s revenues decreased $12.8 million or 28% due to a decrease in volumes sold caused by the global economic downturn, which reduced revenues by $12.9 million.

ICO Brazil’s revenues decreased $8.2 million or 38% due to a decrease in volumes of 16% ($5.2 million revenue impact) caused by the global economic downturn, and the translation effect of a weaker Brazilian Real compared to the U.S. Dollar, which reduced revenues by $3.3 million.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, excluding depreciation, divided by revenues) increased slightly from 16.4% to 16.5%.  The decline in resin prices in fiscal year 2009 compared to fiscal year 2008 led to improved gross margins.  This improvement was almost completely offset by the lower volumes sold and due to lower feedstock margins (the difference between product sales revenues and related cost of raw materials sold).  The decline in volumes sold was primarily caused by the global economic downturn and the dramatic downward trend in resin prices in the first quarter of fiscal year 2009, both of which led to reduced customer demand.  The decline in feedstock margins was primarily caused by the unfavorable resin price environment in the three months ended December 31, 2008.  The unfavorable resin price environment was caused by resin prices reaching historically high levels in the fourth quarter of fiscal year 2008, followed by the rapid and dramatic fall in resin prices in the first quarter of fiscal year 2009.  This combination led to a reduction in our feedstock margins.

Selling, General and Administrative.  Selling, general and administrative expenses (“SG&A”) decreased $4.6 million or 11% during fiscal year 2009 compared to fiscal year 2008.  This decrease was caused primarily by the impact from weaker foreign currencies of $3.3 million, lower compensation costs of $1.0 million and lower travel cost and other SG&A of $1.0 million. This decrease was partially offset by higher bad debt expense of $0.7 million. As a percentage of revenues, SG&A increased from 9.2% to 12.2% due to lower revenues.

Long-lived asset impairment, restructuring and other costs (income).  We recorded a net benefit from insurance proceeds of $0.4 million and $1.9 million in fiscal years 2009 and 2008, respectively, associated with fires that occurred in our New Jersey facility in 2007 and 2008.

During the fourth quarter of fiscal year 2008, the Company closed its plant in the United Arab Emirates and recorded a $0.4 million impairment related to property, plant and equipment in fiscal year 2008 and recognized $0.4 million of closure costs in fiscal year 2009.

We recorded a net insurance reimbursement of $0.4 million in fiscal year 2009 related to financial losses resulting from the loss of power experienced at our Bayshore Industrial location as a result of Hurricane Ike.

We also recognized $0.2 million of equipment impairments in our Asia Pacific region in fiscal year 2009.

During fiscal year 2008, the Company incurred costs of $0.1 million as a result of Hurricane Ike, which caused minor damage to our China, Texas plant.

As a result of the above, we recorded a net gain of $0.2 million and $1.3 million for fiscal years 2009 and 2008, respectively in impairment, restructuring and other costs (income) related to long-lived assets.

Goodwill impairment.  We recorded an impairment of goodwill in our Asia Pacific segment in the amount of $3.5 million in fiscal year 2009.  The goodwill impairments were $2.3 million and $1.2 million, respectively, at our Australia and New Zealand reporting units.  Please refer to Note 4 – “Goodwill” in the Company’s Consolidated Financial Statements, for additional disclosures related to the Company’s non-cash charge for goodwill impairment.

Operating  income.  Consolidated operating income was $2.1 million in fiscal year 2009, a decrease of $23.6 million or 92% from fiscal year 2008.  This decrease was caused primarily by a decline in sales volumes and a decrease in feedstock margins, partially offset by lower operating costs.

Operating income (loss) by segment and a discussion of significant segment changes for the fiscal year ended September 30, 2009 compared to fiscal year ended September 30, 2008 follows.

Operating income (loss)	Fiscal Year Ended September 30,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$5,728	$13,201	$(7,473)	(57%	)
Bayshore Industrial	6,157	10,241	(4,084)	(40%	)
ICO Asia Pacific	(6,125)	1,822	(7,947)	(436%	)
ICO Polymers North America	2,025	5,618	(3,593)	(64%	)
ICO Brazil	178	982	(804)	(82%	)
Subtotal	7,963	31,864	(23,901)	(75%	)
Unallocated General Corporate Expense	(5,896)	(6,157)	261	(4%	)
Consolidated	$2,067	$25,707	$(23,640)	(92%	)

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2009		2008	Increase/ (Decrease)
ICO Europe	4%		6%	(2%	)
Bayshore Industrial	9%		11%	(2%	)
ICO Asia Pacific	(11%	)	2%	(13%	)
ICO Polymers North America	6%		12%	(6%	)
ICO Brazil	1%		5%	(4%	)
Consolidated	1%		6%	(5%	)

ICO Europe’s operating income decreased $7.5 million or 57% due primarily to a decrease in volumes sold ($4.3 million impact) and feedstock margins ($0.7 million impact), as well as a negative impact of $0.7 million from the translation effect of a stronger U.S. Dollar.  In addition, a change in product mix negatively impacted operating income by $1.8 million.

Bayshore Industrial’s operating income fell $4.1 million or 40% primarily as a result of a decrease in volumes sold due to lower customer demand.

ICO Asia Pacific’s operating income decreased $7.9 million primarily as a result of a $3.5 million non-cash goodwill impairment charge and lower feedstock margins which contributed $4.0 million to the decline. Additionally, lower sales volumes negatively impacted operating income by $2.4 million.  These items were partially offset by lower plant operating costs of $2.5 million.

ICO Polymers North America’s operating income decreased $3.6 million or 64% primarily due to a reduction in volumes sold due to lower customer demand which impacted operating income by $1.5 million and as a result of lower net impairment, restructuring and other costs (income) of $1.5 million in fiscal year 2009 compared to fiscal year 2008.

ICO Brazil’s operating income decreased $0.8 million or 82% primarily caused by the reduction in volumes sold due to lower customer demand, partially offset by improvement in feedstock margins.

Interest expense, net.  Interest expense, net of interest income, decreased $1.8 million or 45% in fiscal year 2009 compared to fiscal year 2008. This was primarily a result of reduced borrowings.

Income taxes.  Our effective income tax rate was an expense of 66% during fiscal year 2009 compared to an expense of 27% during fiscal year 2008.   The higher effective tax rate in the current fiscal year was primarily a result of the goodwill impairment of $3.5 million, which is not tax deductible.

Net Income (loss).  Net income (loss) decreased from income of $15.3 million in fiscal year 2008 to a loss of $1.2 million in fiscal year 2009 due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies during fiscal year 2009.

Revenues	$(33.7) million
Operating income	0.7 million
Pre-tax income (loss)	0.9 million
Net income (loss)	0.8 million

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

	Summary Financial Information
	Fiscal Year Ended
	September 30,
	2008	2007	Change	% Change
	(Dollars in Thousands)
Total revenues	$446,701	$417,917	$28,784	7%
SG&A (1)	41,254	37,676	3,578	9%
Operating income	25,707	29,816	(4,109)	(14%	)
Income from continuing operations	15,382	19,762	(4,380)	(22%	)
Net income	$15,314	$21,118	$(5,804)	(27%	)

Volumes (2)	318,700	338,500	(19,800)	(6%	)
Gross margin (3)	16.4%	17.6%	(1.2% )
SG&A as a percentage of revenue	9.2%	9.0%	0.2%
Operating income as a percentage of revenue	5.8%	7.1%	(1.3% )

(1) “SG&A” is defined as selling, general and administrative expense.

(2) “Volumes” refers to total metric tons of materials for which the Company’s customers are invoiced, either in connection with product sales or the performance of toll processing services.

(3) The Company has presented a measurement, gross margin (computed as gross profit divided by revenues), that is not calculated in accordance with generally accepted accounting principles in the United States  (a “Non-GAAP measurement”), but that is derived from relevant items in the Company’s financial statements prepared in accordance with US GAAP.  The Company presents this measurement because the Company uses this measurement as an indicator of the income the Company generates from its revenues. The material limitation of this Non-GAAP measurement is that it excludes depreciation and amortization expense. The Company mitigates this limitation by the provision of the specific detailed computation of the measurement, and by presenting this Non-GAAP measurement such that it is no more prominent in the Company’s filings than GAAP measures of profitability.

Revenues. Total revenues increased $28.8 million or 7% to $446.7 million during fiscal year 2008 compared to fiscal year 2007.  The change in revenues is a result of the changes in volumes sold by us (“volume”), changes in selling prices and mix of finished products sold or services performed (“price/product mix”) and, finally, the impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues due to the raw material component embedded in the product sales average price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the $28.8 million and 7% increase in revenues are:

	Increase on Revenues
	$	%
	(Dollars in Thousands)
Volume	$(11,200)	(3%	)
Price/product mix	10,904	3%
Translation effect	29,080	7%
Total change in revenue	$28,784	7%

Our revenues are impacted by product sales mix as well as the change in our raw material prices (“resin prices”).  As resin prices increase or decrease, market prices for the Company’s products will generally also increase or decrease.  Typically, this will lead to higher or lower average selling prices.  During fiscal year 2008, average resin prices were higher than in fiscal year 2007 in all our regions.

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

	Fiscal Year Ending September 30,
	2008	% of Total	2007	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$207,209	46%	$170,135	41%	$37,074	22%
Bayshore Industrial	90,736	20%	108,360	26%	(17,624)	(16%	)
ICO Asia Pacific	82,390	19%	84,790	20%	(2,400)	(3%	)
ICO Polymers North America	45,090	10%	41,377	10%	3,713	9%
ICO Brazil	21,276	5%	13,255	3%	8,021	61%
Total	$446,701	100%	$417,917	100%	$28,784	7%

In fiscal year 2008, ICO Europe’s revenues increased $37.1 million or 22%, in part due to the translation effect of stronger European currencies relative to U.S. Dollar, which contributed $18.7 million to the revenue increase.  Additionally, an increase in average selling prices in Europe due in part to higher resin costs resulted in an increase of $17.6 million in our revenues.

Bayshore Industrial’s revenues decreased $17.6 million or 16% due to a decline in volumes sold due to reduced customer demand, general market conditions and, to a lesser extent, the impact of Hurricane Ike.  Hurricane Ike hit the Houston area on September 13, 2008, causing the Bayshore Industrial facility to lose power for several days.  An unfavorable change in product mix led to a $5.1 million decrease in our revenues.

ICO Asia Pacific’s fiscal year 2008 revenues decreased $2.4 million or 3%.  A decline in volumes sold in this segment caused by reduced customer demand reduced our revenues by $5.3 million.  This reduction in customer demand occurred primarily in our Australian locations, where revenues fell $17.0 million as a result of lower volumes.  This was partially offset by an increase in volumes sold by our Malaysian location.  Lower average selling prices due to challenging market conditions and changes in product mix negatively impacted revenues by $4.1 million.  Partially offsetting these declines was the translation effect of the stronger Australian and New Zealand Dollar and Malaysian Ringgit, which increased revenues by $7.0 million.

ICO Polymers North America’s revenues increased $3.7 million or 9% due to an increase in average selling prices as a result of higher resin prices.

ICO Brazil’s revenues increased $8.0 million or 61% due to an increase in volumes of 24% ($5.1 million revenue impact), and the translation effect of a stronger Brazilian Real compared to the U.S. Dollar of $3.4 million.

Gross Margins.  Consolidated gross margins (calculated as the difference between revenues and cost of sales and services, excluding depreciation, divided by revenues) decreased from 17.6% to 16.4%.   Gross margins declined as a result of several items.  First, our product sales mix changed.  Revenues increased at our European segment, which generally has lower gross margins than the rest of the Company.  Revenues at our Bayshore Industrial segment, which has higher gross margins than the rest of the Company, declined.  Also, the increase in resin prices in fiscal year 2008 compared to the prior year had the effect of increasing our average selling prices and revenue base without a corresponding increase in gross profit by the same percentage, resulting in a lower gross margin.  Additionally, higher operating costs per metric ton, including increased logistics and electricity costs, and lower margins in our Asia Pacific segment, contributed to the reduction in gross margins.  These items were partially offset by an increase in our feedstock margins (the difference between product sales revenues and related costs of raw materials sold).

Selling, General and Administrative.  Selling, general and administrative expenses increased $3.6 million or 9% during fiscal year 2008 compared to fiscal year 2007.  The increase of $3.6 million was caused primarily by the impact from stronger foreign currencies of $2.2 million, higher external professional fees of $0.6 million and increased bad debt expense of $0.4 million.  As a percentage of revenues, SG&A increased from 9.0% to 9.2%.

Long-lived asset impairment, restructuring and other costs (income).  On July 2, 2007, our facility in New Jersey suffered a fire that damaged certain equipment and one of the facility’s buildings.  We recorded a net gain from insurance proceeds of $2.7 million in fiscal year 2008.

On July 26, 2008, our facility in New Jersey suffered a second fire which caused damage to one of the facility’s buildings.  In connection with the 2008 fire, we recorded a net loss of $0.8 million in the fourth quarter of fiscal year 2008 in impairment, restructuring and other costs (income).

During the fourth quarter of fiscal year 2008, we decided to close our plant in the United Arab Emirates.  As a result of the closure, we recorded a $0.4 million impairment related to property, plant and equipment.

During the fourth quarter of fiscal year 2008, we incurred costs of $0.1 million as a result of Hurricane Ike, which caused minor damage to our China, Texas plant.

As a result of the 2007 and 2008 fires, the United Arab Emirates plant closure, and the costs incurred as a result of Hurricane Ike, we recorded a net gain of $1.3 million for fiscal year 2008 in impairment, restructuring and other costs (income).

During fiscal year 2007, we recorded a net gain of $1.0 million in impairment, restructuring and other costs.  We recorded a net gain of $0.9 million associated with the July 2007 fire.  We also impaired property, plant and equipment in two of our locations outside of the United States for $0.6 million, and recorded a pre-tax gain of $0.6 million related to the sale of real estate previously owned by our Dutch subsidiary.

Operating  income.  Consolidated operating income was $25.7 million in fiscal year 2008, a decrease of $4.1 million or 14% from fiscal year 2007.  This decrease was caused primarily by a decline in sales volumes and an increase in operating and production costs.

Operating income (loss) by segment and a discussion of significant segment changes for the fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007 follows.

Operating income (loss) by segment for the year ended September 30, 2008 compared to the year ended September 30, 2007

Operating income (loss)	Fiscal Year Ended September 30,
	2008	2007	Change	%
	(Dollars in Thousands)
ICO Europe	$13,201	$9,008	$4,193	47%
Bayshore Industrial	10,241	15,358	(5,117)	(33%	)
ICO Asia Pacific	1,822	5,914	(4,092)	(69%	)
ICO Polymers North America	5,618	6,022	(404)	(7%	)
ICO Brazil	982	301	681	226%
Total reportable segments	31,864	36,603	(4,739)	(13%	)
Unallocated General Corporate Expense	(6,157)	(6,787)	630	(9%	)
Consolidated	$25,707	$29,816	$(4,109)	(14%	)

Operating income (loss) as a percentage of revenues	Fiscal Year Ended September 30,
	2008	2007	Increase (Decrease)
ICO Europe	6%	5%	1%
Bayshore Industrial	11%	14%	(3%	)
ICO Asia Pacific	2%	7%	(5%	)
ICO Polymers North America	12%	15%	(3%	)
ICO Brazil	5%	2%	3%
Consolidated	6%	7%	(1%	)

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

ICO Polymers North America’s operating income decreased $0.4 million or 7%.  The decrease was primarily a result of reduced volumes sold due in part to our relocation of our New Jersey facility to Pennsylvania which took place over the course of fiscal year 2008.  This was partially offset by an increase in impairment, restructuring and other income of $1.0 million primarily due to an increase in insurance recoveries in current fiscal year 2008.

ICO Brazil’s operating income improved $0.7 million or 226% over fiscal year 2007 due to growth in volumes sold due to an increase in customer demand as well as an improvement in feedstock margins.

General corporate expenses decreased $0.6 million or 9% due primarily to an increase in the allocation of corporate expenses to our business units of $1.4 million, offset partially by increases in external professional fees of $0.6 million and other smaller increases in expenses.

Interest expense, net.  Interest expense, net of interest income, increased $0.8 million in fiscal year 2008 compared to the prior year. This increase was a result of an increase in borrowings to finance an increase in working capital throughout most of fiscal year 2008.

Income taxes.  Our effective income tax rate was an expense of 27% during fiscal year 2008, compared to an expense of 25% during fiscal year 2007.  The increase was primarily due to the reversal of the valuation allowance in our Brazilian subsidiary of $0.7 million which was less than the prior year reversal of the valuation allowance in our Italian subsidiary of $1.4 million.

Income from continuing operations.  Income from continuing operations decreased from $19.8 million in fiscal year 2007 to $15.4 million in fiscal year 2008 due to the factors discussed above.

Income (loss) from discontinued operations.  The income from discontinued operations during the fiscal year 2007 relates to the settlement we entered into with our insurance carrier related to the indemnity claims asserted by National Oilwell Varco, Inc. for $2.3 million.

Net Income.  Net Income decreased from $21.1 million in fiscal year 2007 to $15.3 million in fiscal year 2008 due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies during fiscal year 2008.

Revenues	$29.1 million
Operating income	1.6 million
Pre-tax income	1.3 million
Net income	1.0 million

Liquidity and Capital Resources

Executive Summary.  In fiscal year 2009, we increased our cash balance by $16.3 million and reduced our debt outstanding by $18.1 million.  We were able to achieve these two items as a result of the positive cash flow from operations and by reducing accounts receivable and inventory.  Accounts receivable and inventory decreased due to the lower business volumes we experienced in fiscal year 2009, lower average resin prices and our internal focus on managing accounts receivable and inventory. Our available borrowing capacity as of September 30, 2009 was $50.5 million.  The primary uses of cash for other than operations are generally capital expenditures, debt service and share repurchases.  Presently, we anticipate that cash flow from operations and availability under credit facilities will be sufficient to meet our short and long-term operational requirements.

The following are considered by management as our key measures of liquidity:

	2009	2008
Cash and cash equivalents	$21.9 million	$5.6 million
Working capital	$64.1 million	$67.0 million
Total Outstanding Debt	$31.8 million	$49.9 million
Available Borrowing Capacity	$50.5 million	$62.8 million

Cash and cash equivalents increased $16.3 million and working capital decreased $2.9 million during fiscal year 2009 due to the factors described below.

Cash Flows

	Fiscal Year
	2009	2008	2007
	(Dollars in Thousands)

Net cash provided by operating activities by continuing operations	$38,178	$13,825	$19,375
Net cash used for operating activities by discontinued operations	(103)	(31)	(294)
Net cash used for investing activities	(3,438)	(11,172)	(10,662)
Net cash used for financing activities	(19,410)	(5,266)	(17,736)
Effect of exchange rate changes	1,064	(328)	451
Net increase/(decrease) in cash and cash equivalents	$16,291	$(2,972)	$(8,866)

Cash Flows From Operating Activities

During fiscal year 2009, we generated $38.2 million of cash provided by operating activities by continuing operations.  The $38.2 million cash flow was an increase of $24.4 million compared to fiscal year 2008.  Contributing to the increase were changes in inventory and accounts payable.  Inventories were a source of cash in the current year of $15.8 million compared to $4.5 million in the prior year period.  This change was primarily due to lower inventory volumes at the end of fiscal year 2009 and lower average raw material costs.  The use of cash for accounts payable decreased $21.0 million during fiscal year 2009 due to the timing of inventory purchases and the higher inventory levels at the end of fiscal year 2008.  Partially offsetting these inflows was a decrease in the income from continuing operations of $16.6 million during fiscal year 2009.

Net cash provided by operating activities by continuing operations during the fiscal year ended September 30, 2008 decreased $5.6 million compared to the fiscal year ended September 30, 2007. Contributing to the decrease was a decrease in the income from continuing operations of $4.4 million during fiscal year 2008.  Additionally, during fiscal year 2008, we used $27.2 million of cash for accounts payable compared to generating cash of $25.8 million for accounts payable in the prior year period.  This change was due to the timing of inventory purchases and the higher inventory levels at the end of fiscal year 2007.  Partially offsetting those declines were changes in inventory and accounts receivable.  Inventories were a source of cash in fiscal year 2008 of $4.5 million compared to a use of cash of $13.5 million in the fiscal year 2007.  This change was primarily due to lower inventory volumes at the end of fiscal year 2008.  Accounts receivable in fiscal year 2008 generated cash of $17.3 million compared to a use of cash for accounts receivable of $20.7 million in fiscal year 2007.  This change is due to a decline in revenues in the three months ended September 30, 2008 compared to the revenues in the three months ended September 30, 2007.

Cash Flows Used for Investing Activities

During fiscal year 2009, capital expenditures totaled $3.9 million and related primarily to our relocation from our New Jersey facility to Pennsylvania.  Approximately 53% of the $3.9 million of capital expenditures was spent in the ICO Polymers North America segment.  In fiscal year 2009, we received $0.9 million from our insurance carrier for reimbursements of costs associated with fires in our New Jersey facility during 2008 and 2007; $0.5 million of this reimbursement related to actual asset losses and is classified in the statement of cash flows as investing activities.

Capital expenditures totaled $13.6 million during fiscal year 2008 and were related primarily to our relocation to Pennsylvania from our New Jersey facility.  Approximately 58% of the $13.6 million of capital expenditures was spent in ICO Polymers North America segment.  In fiscal year 2008, we received $2.3 million from our insurance carrier for reimbursements of costs associated with fires in our New Jersey facility during 2008 and 2007; this $2.3 million is classified in the statement of cash flow as investing activities.

Cash Flows Provided (Used For) Financing Activities

Cash used for financing activities increased to $19.4 million during fiscal year 2009 compared to cash used of $5.3 million during fiscal year 2008.  The change was primarily due to repayment of short term borrowings in fiscal year 2009 as a result of the cash flow generated by operating activities and due to lower cash from exercised stock options.

Cash used for financing activities decreased to $5.3 million during fiscal year 2008 compared to cash used of $17.7 million during fiscal year 2007.  The main reason for the decrease was the repurchase of our Preferred Stock in fiscal year 2007 for $28.5 million.

Financing Arrangements

We maintain several lines of credit.  The credit facilities are collateralized by certain of our assets.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$10.6	$19.9	$39.9	$52.5	$50.5	$72.4
Outstanding Borrowings	-	-	-	9.6	-	9.6
Net availability	$10.6	$19.9	$39.9	$42.9	$50.5	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

We maintain a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of our revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, there is a total of $10.0 million outstanding in the form of term loans as of September 30, 2009.

The borrowing capacity of the $20.0 million revolving credit facility is based on our levels of domestic receivables and inventory.  As of September 30, 2009, the borrowing capacity was $10.6 million.  There were $1.7 million of letters of credit outstanding under the credit facility, but no borrowings were outstanding under the revolving credit facility as of September 30, 2008 and September 30, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, we entered into interest rate swaps on our $6.7 million and $3.3 million term loans.  The swaps lock in our interest rate on (i) the $6.7 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $3.3 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of September 30, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the credit facility contains financial covenants, including:

•
A minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income.  As of September 30, 2009 and September 30, 2008, our required minimum tangible net worth was $69.7 million and $68.2 million, respectively.  Our actual tangible net worth was $100.5 million and $95.9 million, respectively, as of September 30, 2009 and September 30, 2008.

•	A leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0. As of September 30, 2009 and September 30, 2008, our leverage ratios were 2.48 to 1.0 and 1.63 to 1.0, respectively.
•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of September 30, 2009 and September 30, 2008, our fixed charge coverage ratios were 1.1 to 1.0 and 1.5 to 1.0, respectively.

•
A required level of profitability, as defined under the Credit Agreement, to not be less than zero for two consecutive fiscal quarters.  As of September 30, 2009 and September 30, 2008, we have maintained the required level of profitability above zero.

In addition, the Credit Agreement contains a number of limitations on our ability and our restricted U.S. subsidiaries’ ability to (i) incur additional indebtedness, (ii) pay dividends or redeem any Common Stock, (iii) incur liens or other encumbrances on their assets, (iv) enter into transactions with affiliates, (v) merge with or into any other entity or (vi) sell any of their assets.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the Credit Agreement and could also be deemed an event of default under the Credit Agreement.  A “material adverse change” is defined as a change in our financial or other condition, business, affairs or prospects or our properties and assets considered as an entirety that could reasonably be expected to have a material adverse effect, as defined in the Credit Agreement, on us.

In addition, any “Change of Control” of the Company or our restricted U.S. subsidiaries will constitute a default under the Credit Agreement.  “Change of Control,” as defined in the Credit Agreement, means: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock; (ii) the occupation of a majority of the seats (other than vacant seats) on our board of directors by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) failure to own directly or indirectly, all of the outstanding equity interests of Bayshore Industrial L.P. and ICO Polymers North America, Inc.  As further discussed in Note 17 – “Subsequent Events” in the Company’s Consolidated Financial Statements, the Company obtained a consent from KeyBank regarding shareholders and/or director approval related to the A. Schulman, Inc. merger.

We have various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $39.9 million as of September 30, 2009 and $42.9 million as of September 30, 2008.

In addition to the “Change of Control” clause under the Keybank agreement, certain of our foreign loan agreements and credit facilities also have “Change of Control” provisions.  However, unlike the Keybank agreement, such “Change of Control” provisions are only triggered upon consummation of a transaction that constitutes a ‘Change of Control”.  As of September 30, 2009, we had approximately $11.4 million of borrowings outstanding and $9.6 million of available borrowings under these agreements.

The following table contains the financial covenants within our foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of September 30, 2009
Country	Outstanding Borrowings	Available Borrowing Capacity	Financial Covenant Requirement	September 30, 2009	September 30, 2008
Australia	$2.8 million	$0.9 million	Equity exceeds 29.9% of total assets	43%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.6 million	5.8 million	Equity exceeds 34.9% of total assets	56%	56%
Malaysia	0.4 million	1.4 million	Total debt less than 2x equity	.4x	1.0x
Malaysia	2.1 million	2.0 million	Equity greater than US $1.6 million	$5.6 million	$4.6 million

(a) At September 30, 2009, our Australian subsidiary was in violation of a financial debt covenant related to $2.8 million of term debt and $0 of short term borrowings under its credit facility with its lender in Australia.  Of the $39.9 million of total foreign credit availability as of September 30, 2009, $0.9 million related to our Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The testing of this covenant was waived as of September 30, 2009 and the Company entered into a new agreement with covenant levels we expect to achieve in fiscal year 2010.  The covenant that was changed is the interest coverage ratio, which will increase gradually each quarter of  fiscal year 2010.  We have classified all of the Australian term debt as current as of September 30, 2009.

We are currently in compliance with all of our credit facilities except in Australia as discussed above.

The weighted average interest rates charged on short-term borrowings under our various credit facilities at September 30, 2009 and 2008 were 0% (as a result of no borrowings being outstanding) and 7.8%, respectively.

Future Cash Requirements

Capital expenditures for fiscal year 2010 are currently estimated to be approximately $8.0 million.

The following summarizes our contractual obligations as of September 30, 2009.  Interest on variable rate indebtedness was computed using the interest rate in effect for each loan at September 30, 2009.

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in Thousands)
Term debt	$31,803	$12,980	$8,633	3,145	$7,045
Operating leases	10,765	2,015	3,344	2,218	3,188
Short-term borrowings under credit facilities	-	-	-	-	-
Other long-term liabilities	2,907	-	610	942	1,355
Purchase obligations (a)	12,838	12,838	-	-	-
Interest expense on total debt	5,302	1,786	1,918	1,110	488
	$63,615	$29,619	$14,505	$7,415	$12,076

 (a)  Includes purchase obligations related to inventory.

We anticipate that the existing cash balance as of September 30, 2009 of $21.9 million, additional borrowing capacity of $50.5 million under various foreign and domestic credit arrangements and cash flow from operations will provide adequate liquidity for fiscal year 2010 to pay for all current obligations, including capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however, that we will be successful in obtaining sources of capital that will be sufficient to support our requirements over the long-term.

Potential disruptions in the capital and credit markets may adversely affect us, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements and our ability to meet long-term commitments, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our current credit facilities to fund short-term liquidity needs if internal funds are not available from our operations. We also use letters of credit issued under our revolving credit facilities to support our insurance policies and supplier purchases in certain business units. Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  Our banks may not be able to meet their funding commitments to us if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Additionally, we are subject to certain covenants and restrictions and we must meet certain financial covenants as defined in the KeyBank Credit Agreement.  We were in compliance with these covenants at September 30, 2009. In the event that we are unable to remain in compliance with the Credit Agreement’s covenants in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our debt obligations, would be deemed to also be in default.  All debt obligations in default would be required to be reclassified as a current liability. In the event that we were unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed in our businesses. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, as well as reducing or eliminating future share repurchases, dividend payments or other discretionary uses of cash.

Many of our customers and suppliers also have exposure to risks that their businesses are adversely affected by the worldwide financial crisis and resulting potential disruptions in the capital and credit markets.  In the event that any of our significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, significant reductions in demand for our products and services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any financial instruments classified as off-balance sheet as of September 30, 2009 and 2008.

Forward-Looking Statements

Certain matters discussed and statements made in this document which are not historical facts are “forward-looking statements” involving certain risks, uncertainties and assumptions and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  The Company’s statements regarding trends in the marketplace, potential future results, and statements regarding the merger (including the valuation, benefits, results, effects and timing thereof), the combined company and attributes thereof, and whether and when the transactions contemplated by the merger agreement will be consummated are examples of such forward-looking statements. The following is a non-exclusive list of risks and uncertainties, and circumstances that present risks, that could cause actual results to differ materially from the forward-looking statements: the failure to receive the approval of the Company's shareholders; satisfaction of the conditions to the closing of the merger; costs and difficulties related to integration of businesses and operations; delays, costs and difficulties relating to the merger and related transactions; results of cash/stock elections of shareholders; restrictions imposed by the Company's outstanding indebtedness; changes in the cost and availability of resins (polymers) and other raw materials; changes in demand for the Company's services and products; business cycles and other industry conditions; general economic conditions; international risks; operational risks; currency translation risks; the Company's lack of asset diversification; the Company's ability to manage global inventory, develop technology and proprietary know-how, and attract and retain key personnel; failure of closing conditions in any transaction to be satisfied; integration of acquired businesses; as well as the risk factors referenced below and elsewhere in this document and those described in the Company's other filings with the SEC.

You should carefully consider the factors in Item 1A. – “Risk Factors” and other information contained in this document.  If any of the risks and uncertainties actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In such case, the trading price of the Common Stock could decline, and you may lose all or part of your investment.

Recently Issued Accounting Pronouncements

Accounting Standards Codification – In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new guidance for fiscal year 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements –In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which was effective for us on October 1, 2009. For any acquisitions completed after fiscal year 2009, we expect the adoption of the guidance will have an impact on our consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of the acquisitions we consummate.

Derivative Instruments and Hedging Activities - In March 2008, the FASB issued new standards which amended and expanded previous disclosure requirements related to derivative instruments and hedging activities. The new standards require qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit risk-related contingent features in derivative agreements. We adopted the new standards as of January 1, 2009.  They provide only for enhanced disclosures, and adoption had no impact on our financial position, results of operations or cash flows.

Useful life of intangible assets – In April 2008, the FASB issued authoritative guidance that revises the factors that should be considered in developing renewal or extension assumptions in determining useful life of a recognized intangible asset under the guidance.  This guidance will be effective for fiscal years beginning after December 15, 2008.  We will implement the guidance October 1, 2009.  We do not expect the provisions of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

Postretirement Benefit Plan Asset Disclosures - In December 2008, the FASB issued new standards which require employers to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans beginning with annual periods ending after December 15, 2009. Disclosures must provide an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  Enhanced disclosures are required for annual periods only.  We will adopt the new guidance on October 1, 2009.

Subsequent Events – In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standards during the period ended June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the SEC on December 4, 2009 which is the date the financial statements were issued. Refer to Note 17 – “Subsequent Events” in the Company’s Consolidated Financial Statements.

Variable Interest Entities - In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this guidance significantly affect the overall consolidation analysis under previous guidance. It is effective as of the beginning of the first fiscal year that begins after November 15, 2009; specifically it will be effective for the Company beginning in October 1, 2010. The Company does not expect the provisions of this guidance to have a material effect on our consolidated financial condition, results of operations or cash flows.

Share-based payment transactions and participating securities – In June 2008, the FASB issued authoritative guidance governing whether instruments granted in share-based payment transactions are participating securities.  This guidance addresses whether these instruments are participating securities prior to vesting and therefore need to be included in computing earnings per share under the two-class method.  This guidance will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  The Company does not expect the provisions of this guidance to have a material effect on its consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

As mentioned above, the Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of September 30, 2009 and September 30, 2008, the Company had $18.4 million and $26.2 million of raw material inventory and $17.9 million and $25.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of September 30, 2009, the Company had $72.2 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company does, however, enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with authoritative guidance over accounting for derivative instruments and hedging activities, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the twelve months ended September 30, 2009 and 2008.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less. The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of September 30, 2009 and September 30, 2008:

As of
	September 30,	September 30,
	2009	2008

Notional value	$5.5 million	$8.3 million
Fair market value	$(0.3) million	$0.5 million
Maturity Dates	October 2009	October 2008
	through January 2010	through February 2009

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions are not expected to occur as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At September 30, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	September 30, 2009	of receivable
United States	Australia	$4.2 million	United States Dollar
Holland	United Kingdom	$3.3 million	Great Britain Pound
Holland	Australia	$2.6 million	Australian Dollar
United States	Malaysia	$1.4 million	United States Dollar

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

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of September 30, 2009 and September 30, 2008.

As of
	September 30,	September 30,
	2009	2008

Notional value	$9.0 million	$5.4 million
Fair market value	$0.0 million	$0.8 million
Maturity Dates	October 2009	October 2008
	through January 2010	through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of September 30, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

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

At September 30, 2009, $0.7 million of our borrowings carried interest rates that were variable, and the remaining borrowings carried interest at fixed rates, including $11.3 million of variable rate debt converted to fixed rate debt by interest rate swap agreements.

These swaps have been designated as hedges of our exposure to fluctuations in interest rates on outstanding variable rate borrowings (a cash flow hedge).  As of September 30, 2009, the estimated fair value of the $11.3 million in notional interest rate swaps was a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would pay on September 30, 2009 if the agreements were transferred to another party or cancelled by the Company.

For the twelve month periods ended September 30, 2009 and September 30, 2008, the Company recorded in other comprehensive income (loss) an unrealized loss on these interest rate swaps of $0.5 million and an unrealized gain of $0.1 million, respectively. For the twelve month period ended September 30, 2009, the amount of hedge ineffectiveness associated with the interest rate swaps was not significant.

At September 30, 2009, based on our current level of borrowings, a 1% increase in interest rates would increase interest expense annually by an insignificant amount.

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

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that the internal control over financial reporting was effective as of September 30, 2009.  PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

P A R T    I I I

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information under the captions “Proposal 1 – Election of Directors” and to the information under the caption “Section 16(a)” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2010 Annual Meeting of Shareholders.  The Proxy Statement or the information to be so incorporated will be filed with the SEC not later than 120 days subsequent to September 30, 2009.

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

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders.

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
Exhibit No.		Exhibit
3.1	-	Amended and Restated Articles of Incorporation of the Company dated November 27, 2007 (Exhibit 3.1 to Form 8-K dated December 3, 2007)
3.2	-	Amended and Restated By-Laws of the Company dated November 27, 2007 (Exhibit 3.2 to Form 8-K dated December 3, 2007)
10.1	-

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
Amendment No. 5 to Credit Agreement, dated March 24, 2009, by and among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as “Borrowers”); KeyBank National Association, Wells Fargo Bank, National Association and the Other Lending Institutions Named Herein (as “Lenders”); and KeyBank National Association (as “an LC Issuer, Lead Arranger, Bookrunner and Administrative Agent”); and Wells Fargo Bank, National Association (as “Swing Line Lender”) (Exhibit 10.2 to Form 8-K filed on March 25, 2009).

10.8	-

Purchase Agreement dated July 2, 2002, by and among Varco International, Inc. (n/k/a National Oilwell Varco, Inc.), et al., as Buyers, and  ICO, Inc., et al., as Sellers (Exhibit 10.1 to Form 8-K filed on July 3, 2002)

10.9	-

Agreement of Settlement and Release in Full dated November 21, 2006, by and among National Oilwell Varco, Inc., et al., and ICO, Inc., et al.  (among other things, amending the term of the Purchase Agreement referenced above)  (Exhibit 10.1 to Form 8-K filed on November 22, 2006)

10.10	-	1994 Stock Option Plan of ICO, Inc. (Exhibit A to the Definitive Proxy Statement filed on June 24, 1994)
10.11	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan (Exhibit 10.11 to the Form 10-K filed on December 8, 2005)
10.12	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan (Exhibit 10.11 to Form 10-K filed on December 8, 2005)
10.13	-	Third Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (formerly known as the “ICO, Inc. 1998 Stock Option Plan”) (Exhibit 10.1 to Schedule 14A filed on January 23, 2009)
10.14	-

First Amended and Restated 2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (formerly known as the “1993 Stock Option Plan for Non-Employee Directors of ICO, Inc.”) (Exhibit 10.2 to Schedule 14A filed on January 23, 2009)

10.15	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to non-employee directors) (Exhibit 10.1 to Form 8-K filed on March 28, 2008)
10.16	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to employees) (Exhibit 10.1 to Form 8-K filed on December 11, 2008)
10.17	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., effective as of October 1, 2005 (Exhibit 10.2 to Form 8-K filed on October 7, 2005)

10.18		-	Second Amendment to Employment Agreement between ICO, Inc. and A. John Knapp, Jr., dated January 23, 2008 (Exhibit 10.1 to Form 8-K filed on January 29, 2008)
10.19		-	Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated February 15, 2001 (Exhibit 10.18 to Form 10-K filed on December 20, 2002)
10.20		-	First Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated July 31, 2002 (Exhibit 10.19 to Form 10-K filed on December 20, 2002)
10.21		-	Second Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated October 31, 2002 (Exhibit 10.20 to Form 10-K filed on December 20, 2002)
10.22		-	Fourth Amendment to Employment Agreement by and between ICO, Inc. and Bradley T. Leuschner, dated December 20, 2007 (Exhibit 10.1 to form 8-K filed on December 21, 2007)
10.23		-	Employment Agreement between ICO Technology, Inc. and Derek R. Bristow, dated December 20, 2007 (Exhibit 10.2 to Form 10-Q filed on December 21, 2007)
10.24		-	First Amendment to Employment Agreement between ICO Technology, Inc. and Derek R. Bristow, Dated January 20, 2009 (Exhibit 10.3 to Form 8-K filed on January 22, 2009)
10.25		-	ICO, Inc. Change in Control Severance Plan (Exhibit 10.2 to Form 8-K filed on August 12, 2009).
10.26*		-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Bradley T. Leuschner dated October 7, 2009.
10.27*		-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Derek R. Bristow dated October 7, 2009.
10.28*		-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Donald Eric Parsons dated October 7, 2009.
10.29*		-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and A. John Knapp, Jr. dated October 7, 2009.
10.30*			ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Stephen E. Barkmann dated December 3, 2009.
21.1	*	-	Subsidiaries of the Company
23.1	*	-	Consent of independent registered public accounting firm
31.1	*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
31.2	*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241
32.1	**	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350
32.2	**	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350

______________________
*Filed herewith
**Furnished herewith

+ Management contracts or compensating plans or arrangements

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)
Date:	December 4, 2009

By:	/s/ Brad Leuschner
Brad Leuschner
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	December 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	December 4, 2009
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer, and	December 4, 2009
A. John Knapp, Jr.	Director (Principal Executive Officer)

/s/ Eugene R. Allspach	Director	December 4, 2009
Eugene R. Allspach

/s/ Eric O. English	Director	December 4, 2009
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	December 4, 2009
David E.K. Frischkorn, Jr.

/s/ Daniel R. Gaubert	Director	December 4, 2009
Daniel R. Gaubert

/s/ Max W. Kloesel	Senior Vice President, Bayshore Industrial and	December 4, 2009
Max W. Kloesel	Director

/s/ Kumar Shah	Director	December 4, 2009
Kumar Shah

/s/ Warren W. Wilder	Director	December 4, 2009
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICO, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICO, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 4, 2009

ICO, INC.
CONSOLIDATED BALANCE SHEET

	September 30,
ASSETS	2009	2008
	(In Thousands, except share data)
Current Assets:
Cash and cash equivalents	$21,880	$5,589
Trade receivables (less allowance for doubtful accounts
of $3,746 and $2,973, respectively)	57,124	75,756
Inventories	37,397	53,458
Deferred income taxes	1,848	2,056
Prepaid and other current assets	6,446	10,514
Total current assets	124,695	147,373

Property, plant and equipment, net	57,144	61,164
Goodwill	4,549	8,689
Deferred income taxes	4,128	2,709
Other assets	1,757	1,161
Total assets	$192,273	$221,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term borrowings under credit facilities	$-	$9,607
Current portion of long-term debt	12,980	15,201
Accounts payable	33,281	37,674
Accrued salaries and wages	4,997	5,978
Other current liabilities	9,344	11,912
Total current liabilities	60,602	80,372

Long-term debt, net of current portion	18,823	25,122
Deferred income taxes	4,786	5,039
Other long-term liabilities	2,907	2,728
Total liabilities	87,118	113,261

Commitments and contingencies	-	-
Stockholders' equity:
Undesignated preferred stock, without par value -
500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, without par value - 50,500,000 shares authorized;
28,205,173 and 27,817,673 shares issued, respectively	55,248	54,756
Additional paid-in capital	73,081	72,241
Accumulated other comprehensive income	2,723	3,022
Accumulated deficit	(22,880)	(21,641)
Treasury stock, at cost, 578,081 and 90,329 shares, respectively	(3,017)	(543)
Total stockholders' equity	105,155	107,835
Total liabilities and stockholders' equity	$192,273	$221,096

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended September 30,
	2009	2008	2007
	(In Thousands, except share and per share data)
Revenues	$299,965	$446,701	$417,917
Cost and expenses:
Cost of revenues (exclusive of depreciation and amortization
shown separately below)	250,583	373,557	344,171
Selling, general and administrative	36,679	41,254	37,676
Depreciation and amortization	7,361	7,531	7,251
Goodwill impairment	3,450	-	-
Long-lived asset impairment, restructuring and other costs (income)	(175)	(1,348)	(997)
Operating income	2,067	25,707	29,816
Other expense:
Interest expense, net	(2,230)	(4,062)	(3,227)
Other expense	(582)	(431)	(115)
Income (loss) from continuing operations before income taxes	(745)	21,214	26,474
Provision for income taxes	494	5,832	6,712
Income (loss) from continuing operations	(1,239)	15,382	19,762
Income (loss) from discontinued operations, net of
provision (benefit) for income taxes of $0, $(36)
and $(730), respectively	-	(68)	1,356
Net income (loss)	$(1,239)	$15,314	$21,118
Preferred Stock dividends	-	(1)	(554)
Net gain on redemption of Preferred Stock	-	-	6,023
Net income (loss) applicable to Common Stock	$(1,239)	$15,313	$26,587

Basic income (loss) per share:
Income (loss) from continuing operations	$(.05)	$.56	$.97
Income (loss) from discontinued operations	-	-	.05
Net income (loss) per common share	$(.05)	$.56	$1.02

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.05)	$.55	$.71
Income (loss) from discontinued operations	-	-	.05
Net income (loss) per common share	$(.05)	$.55	$.76

Basic weighted average shares outstanding	27,081,000	27,271,000	26,030,000
Diluted weighted average shares outstanding	27,081,000	27,994,000	27,891,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007
Cash flows from operating activities:	(Dollars in Thousands)
Net income (loss)	$(1,239)	$15,314	$21,118
(Income) loss from discontinued operations	-	68	(1,356)
Depreciation and amortization	7,361	7,531	7,251
Gain on involuntary conversion of fixed assets	(37)	(575)	(918)
Stock-based compensation expense	817	938	670
Goodwill Impairment	3,450	-	-
Changes in assets and liabilities providing/(requiring) cash:
Receivables	18,593	17,346	(20,741)
Inventories	15,831	4,512	(13,458)
Other assets	2,748	93	(1,498)
Income taxes payable	(730)	(1,741)	(2,050)
Deferred taxes	(1,392)	(87)	(551)
Accounts payable	(6,169)	(27,199)	25,802
Other liabilities	(1,055)	(2,375)	5,106
Net cash provided by operating activities by continuing operations	38,178	13,825	19,375
Net cash used for operating activities by discontinued operations	(103)	(31)	(294)
Net cash provided by operating activities	38,075	13,794	19,081
Cash flows provided by (used for) investing activities:
Capital expenditures	(3,909)	(13,565)	(11,634)
Proceeds from involuntary conversion of long-lived assets	471	2,337	-
Proceeds from disposition of property, plant and equipment	-	56	972
Net cash used for investing activities for continuing operations	(3,438)	(11,172)	(10,662)
Cash flows provided by (used for) financing activities:
Common Stock issued	45	3,200	1,599
Decrease in short-term borrowings under credit facilities, net	(8,742)	(5,904)	(3,201)
Proceeds from long-term debt	402	8,239	20,395
Repayments of long-term debt	(9,125)	(8,262)	(7,488)
Redemption of Preferred Stock	-	(200)	(28,531)
Purchases of Treasury Stock	(1,990)	(1,027)	–
Payment of dividend on Preferred Stock	-	(1,312)	(246)
Debt financing costs	-	–	(264)
Net cash used for financing activities for continuing operations	(19,410)	(5,266)	(17,736)
Effect of exchange rates on cash	1,064	(328)	451
Net increase (decrease) in cash and equivalents	16,291	(2,972)	(8,866)
Cash and cash equivalents at beginning of period	5,589	8,561	17,427
Cash and cash equivalents at end of period	$21,880	$5,589	$8,561
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,492	$4,315	$3,517
Income taxes	2,375	4,850	9,000

The accompanying notes are an integral part of these consolidated financial statements.

ICO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

										Accumulated
		Treasury		Common	Common	Additional				Other
	Treasury	Stock	Preferred	Stock	Stock	Paid-In		Comprehensive		Comprehensive	Accumulated
	Shares	Amount	Stock	Shares	Amount	Capital		Income (Loss)		Income (Loss)	Deficit	Total
	(In Thousands, except share data)
Balance at September 30, 2006	-	-	$13	25,792,168	$45,087	$104,844		-		$(154)	$(58,073)	$91,717
Issuance of shares in connection with employee benefit plans	-	-	-	68,854	456	-		-		-	-	456
Issuance of stock options	-	-	-	-	-	592		-		-	-	592
Adjustment to initially apply SFAS 158 (net of tax of $0.1 million)	-	-	-	-	-	-		-		(364)	-	(364)
Exercise of stock options	-	-	-	617,346	1,900	(301)		-		-	-	1,599
Convertible Exchangeable Preferred Stock redemption (See Note 11)	-	-	(11)	-	-	(28,520)		-		-	-	(28,531)
Convertible Exchangeable Preferred Stock dividend (See Note 11)	-	-	-	-	-	(1,557)		-		-	-	(1,557)
Convertible Exchangeable Preferred Stock conversion (See Note 11)	-	-	-	23,622	216	(216)		-		-	-	-
Issuance of restricted stock to employees, net of forfeitures	-	-	-	207,380	-	78		-		-	-	78
Translation adjustment	-	-	-	-	-	-		6,625		6,625	-	6,625
Unrealized net loss on foreign currency hedges	-	-	-	-	-	-		(691)		(691)	-	(691)
Net income	-	-	-	-	-	-		21,118		-	21,118	21,118
Comprehensive income	-	-	-	-	-	-		$27,052

Balance at September 30, 2007	-	-	2	26,709,370	47,659	74,920		-		5,416	(36,955)	91,042
Issuance of shares in connection with employee benefit plans	-	-	-	34,047	479	-		-		-	-	479
Issuance of stock options	-	-	-	-	-	270		-		-	-	270
Exercise of stock options	-	-	-	534,440	2,180	1,020		-		-	-	3,200
Convertible Exchangeable Preferred Stock redemption (See Note 11)	-	-	-	-	-	(200)		-		-	-	(200)
Convertible Exchangeable Preferred Stock dividend (See Note 11)	-	-	-	-	-	(1)		-		-	-	(1)
Convertible Exchangeable Preferred Stock conversion (See Note 11)	-	-	(2)	486,321	4,438	(4,436)		-		-	-	-
Issuance of restricted stock to employees, net of forfeitures	-	-	-	53,495	-	668		-		-	-	668
Treasury Stock	90,329	(543)	-	(90,329)	-	-		-		-	-	(543)
Translation adjustment	-	-	-	-	-	-		(3,881)		(3,881)	-	(3,881)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $0.1 million	-	-	-	-	-	-		175		175	-	175
Unrealized net gain on foreign currency hedges	-	-	-	-	-	-		525		525	-	525
Realized net gain on foreign currency hedges	-	-	-	-	-	-		691		691	-	691
Unrealized net gain on interest rate swaps	-	-	-	-	-	-		96		96	-	96
Net income	-	-	-	-	-	-		15,314		-	15,314	15,314
Comprehensive income	-	-	-	-	-	-		$12,920

Balance at September 30, 2008	90,329	(543)	-	27,727,344	54,756	72,241		-		3,022	(21,641)	107,835
Issuance of shares in connection with employee benefit plans	-	-	-	87,614	492	-		-		-	-	492
Issuance of stock options	-	-	-	-	-	159		-		-	-	159
Exercise of stock options	-	-	-	1,500	-	45		-		-	-	45
Issuance of restricted stock to employees, net of forfeitures	-	-	-	293,386	-	636		-		-	-	636
Treasury Stock	487,752	(2,474)	-	(487,752)	-	-	-	-	-	-	-	(2,474)
Translation adjustment	-	-	-	-	-	-		1,401		1,401	-	1,401
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $(0.1) million	-	-	-	-	-	-		(374)		(374)	-	(374)
Unrealized net loss on foreign currency hedges	-	-	-	-	-	-		(337)		(337)	-	(337)
Realized net loss on foreign currency hedges	-	-	-	-	-	-		(525)		(525)	-	(525)
Unrealized net loss on interest rate swaps	-	-	-	-	-	-		(464)		(464)	-	(464)
Net income (loss)	-	-	-	-	-	-		(1,239)		-	(1,239)	(1,239)
Comprehensive income (loss)	-	-	-	-	-	-		$(1,538)			-	-
Balance at September 30, 2009	578,081	$(3,017)	-	27,622,092	$55,248	$73,081				$2,723	$(22,880)	$105,155

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

Revenue and Related Cost Recognition - The Company’s accounting policy regarding revenue recognition is to recognize revenue when all of the following criteria are met:

▪	Persuasive evidence of an arrangement exists: The Company has received an order from a customer.
▪	Delivery has occurred or services have been rendered:
▪	For product sales, revenue recognition occurs when title and risk of ownership have passed to the customer.
▪	For service revenue, revenue recognition occurs upon the completion of service.
▪	Seller’s price to the buyer is fixed or determinable: Sales prices are agreed with the customer before delivery has occurred or the services have been rendered.
▪	Collectability is reasonably assured: The Company has a customer credit policy to ensure collectability is reasonably assured.

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

Amounts billed to customers related to shipping and handling are included in revenues while the associated shipping and handling costs to the Company are included in cost of revenues.

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

Impairment of Property, Plant and Equipment – Property, plant and equipment are reviewed for impairment whenever an event or change in circumstances indicates the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes comparison of undiscounted future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value.  If the carrying value of the asset or group of assets exceeds the expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.  Refer to Note 5 – “Long-lived asset impairment, restructuring and other costs (income)” in the Company’s Consolidated Financial Statements.

Goodwill – The Company does not amortize goodwill.  However, the Company tests annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired. We test for goodwill impairment loss under a two-step approach.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the market approach and the income approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  This is determined by comparison of the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill, we recognize an impairment loss as expense.  At September 30, 2009, the Company’s remaining goodwill is recorded in its Bayshore Industrial segment.  For fiscal year 2009, the Company performed goodwill impairment testing twice, once in connection with our annual test on September 30, 2009, which resulted in no impairment loss being recognized, and also earlier in the fiscal year at March 31, 2009.  The impairment testing at March 31, 2009 resulted in a full impairment of all goodwill in the Company’s Asia Pacific segment.  Refer to Note 4 – “Goodwill” for additional information regarding our fiscal year 2009 goodwill impairment testing.

Currency Translation - Amounts in foreign currencies are translated into U.S. Dollars. When local functional currency is translated to U.S. Dollars, the effects are recorded as a separate component of Other Comprehensive Income (Loss). Exchange gains and losses resulting from foreign currency transactions are recognized in earnings.  Net foreign currency transaction gains (losses) were not significant in fiscal years 2009, 2008 and 2007.

The fluctuations of the U.S Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of the Company’s international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for fiscal years 2009, 2008 and 2007.

Years Ended
September 30,
	2009	2008	2007
Revenues	$(33.7) million	$29.1 million	$20.4 million
Operating income	0.7 million	1.6 million	1.2 million
Pre-tax income (loss)	0.9 million	1.3 million	1.0 million
Net income (loss)	0.8 million	1.0 million	0.9 million

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

Environmental - Environmental expenditures that relate to current operations are expensed as incurred.  Expenditures that relate to an existing condition caused by past operations and which do not contribute to generating current or future revenue are also expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action.  Refer to Note 15 – “Commitments and Contingencies.”

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

Derivative Instruments - All derivative and interest rate swap financial instruments are recognized in the financial statements and measured at fair value.  Changes in the fair value of these financial instruments that qualify for cash flow hedge accounting are recognized in stockholders’ equity (as a component of comprehensive income (loss)).  The Company recognizes the amount of hedge ineffectiveness in the Consolidated Statement of Operations.  The hedge ineffectiveness was not a significant amount for the fiscal years ended September 30, 2009, 2008 and 2007.  Cash flows from the derivative and interest rate swap financial instruments which are classified as cash flow hedges have been classified in the Consolidated Statement of Cash Flows in the same category as the item being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Taxes – The Company presents its revenues in the Statement of Operations net of any sales taxes (excluded from revenues).

Reclassifications – Certain items previously reported in specific financial statement captions have been reclassified to conform to fiscal year 2009 presentation.

As a result of service revenues not comprising more than 10% of total revenues in fiscal year 2009, the Company has presented sales and service revenues in a combined line item on the Consolidated Statement of Operations, and the prior periods have been reclassified to conform to the current period presentation.  Additionally, in prior periods, “Cost of sales” and “Cost of services” were segregated into separate line items; in the current period these separate items have been combined into one line item called “Cost of revenues”, with prior periods being reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements – In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new guidance for fiscal year 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which was effective for us on October 1, 2009. For any acquisitions completed after fiscal year 2009, we expect the adoption of the guidance will have an impact on our consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of the acquisitions we consummate.

In March 2008, the FASB issued new standards which amended and expanded previous disclosure requirements related to derivative instruments and hedging activities. The new standards require qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of derivative instruments and related gains and losses, and disclosures about credit risk-related contingent features in derivative agreements. We adopted the new standards as of January 1, 2009.  They provide only for enhanced disclosures, and adoption had no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued authoritative guidance that revises the factors that should be considered in developing renewal or extension assumptions in determining useful life of a recognized intangible asset under the guidance.  This guidance will be effective for fiscal years beginning after December 15, 2008.  We will implement the guidance October 1, 2009.  We do not expect the provisions of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the FASB issued new standards which require employers to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans beginning with annual periods ending after December 15, 2009. Disclosures must provide an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.  Enhanced disclosures are required for annual periods only.  We will adopt the new guidance on October 1, 2009.

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standards during the period ended June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the SEC on December 4, 2009 which is the date the financial statements were issued. See Note 17 – “Subsequent Events.”

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities. The provisions of this guidance significantly affect the overall consolidation analysis under previous guidance. It is effective as of the beginning of the first fiscal year that begins after November 15, 2009; specifically it will be effective for the Company beginning October 1, 2010. The Company does not expect the provisions of this guidance to have a material effect on our consolidated financial condition, results of operations or cash flows.

In June 2008, the FASB issued authoritative guidance governing whether instruments granted in share-based payment transactions are participating securities.  This guidance addresses whether these instruments are participating securities prior to vesting and therefore need to be included in computing earnings per share under the two-class method.  This guidance will be effective for the Company beginning with the first quarter of fiscal year 2010 and will be applied retrospectively.  The Company does not expect the provisions of this guidance to have a material effect on its consolidated financial position, results of operations or cash flows.

Note 2 - Concentration of Credit Risk

The primary customers of the Company's polymers processing business segment are large producers of polymers (which include major chemical companies and polymers production affiliates of major oil production companies), and end users such as rotational molders.  No single customer accounted for more than 10% of revenues during fiscal year 2009, 2008 or 2007.  The Company has long-term contract arrangements with many polymers processing customers whereby it has agreed to process or manufacture certain polymers products for a single or multi-year term at an agreed-upon fee structure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with authoritative guidance over accounting for derivative instruments and hedging activities, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the twelve months ended September 30, 2009, 2008 and 2007.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less.

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of September 30, 2009 and September 30, 2008:

As of
	September 30,	September 30,
	2009	2008

Notional value	$5.5 million	$8.3 million
Fair market value	$(0.3) million	$0.5 million
Maturity Dates	October 2009	October 2008
	through January 2010	through February 2009

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of September 30, 2009 and September 30, 2008.

As of
	September 30,	September 30,
	2009	2008

Notional value	$9.0 million	$5.4 million
Fair market value	$0.0 million	$0.8 million
Maturity Dates	October 2009	October 2008
	through January 2010	through February 2009

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of September 30, 2009, the net unrealized gain or loss on these derivative instruments and their underlying transactions was insignificant.

The Company’s interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows.  To achieve this objective, we attempt to borrow primarily on a fixed rate basis for longer-term debt issuances.  The Company also tries to manage risk associated with changes in interest rates by monitoring interest rates and future cash requirements, and evaluating opportunities to refinance borrowings at various maturities and interest rates.

At September 30, 2009, $0.7 million of the Company’s borrowings carried interest rates that were variable, and the remaining borrowings carried interest at fixed rates, including $11.3 million of variable rate debt converted to fixed rate debt by interest rate swap agreements. These swaps have been designated as hedges of our exposure to fluctuations in interest rates on outstanding variable rate borrowings (a cash flow hedge).  As of September 30, 2009, the estimated fair value of the $11.3 million in notional interest rate swaps was a liability of $0.4 million.  The fair value is an estimate of the net amount that the Company would pay on September 30, 2009 if the agreements were transferred to another party or cancelled by the Company.

As of September 30, 2008, the Company calculated the estimated fair value of the $14.4 million notional swaps identified above to be an asset of $0.1 million.  The fair value is an estimate of the net amount that the Company would receive on September 30, 2008 if the agreements were transferred to another party or cancelled by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve month periods ended September 30, 2009 and September 30, 2008, the Company recorded in other comprehensive income (loss) an unrealized loss on these interest rate swaps of $0.5 million and an unrealized gain of $0.1 million, respectively. For the twelve month period ended September 30, 2009, the amount of hedge ineffectiveness associated with the interest rate swaps was not significant.

In September 2006, FASB issued authoritative guidance on fair value measurements of assets and liabilities which clarified the definition of fair value, established a framework and a hierarchy based on the level of observability and judgment associated with inputs used in measuring fair value, and expanded disclosures about fair value measurements. The accounting literature applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value but does not require any new fair value measurements.

This guidance established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

At this time, the Company has adopted only the provisions of this accounting guidance that applies to financial assets and liabilities measured at fair value on a recurring basis. The Company will apply the remaining provisions of this accounting guidance to its nonfinancial assets and liabilities, which the Company discloses or recognizes at fair value on a nonrecurring basis, such as goodwill impairment and other assets and liabilities, in the first quarter of fiscal year 2010. The Company does not expect this application will have a significant impact on its consolidated financial position, results of operations or cash flows.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurement Using:
	Total	Quoted Price in active	Significant Other	Significant
	Fair	markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Financial Assets:
Forward Exchange Contracts	$45	$-	$45	$-

Financial Liabilities:
Forward Exchange Contracts	383	-	383	-
Interest Rate Swaps	368	-	368	-

“Forward exchange contracts” represent net unrealized gains or losses on foreign currency hedges, which are the net differences between (i) the amount in U.S. Dollars, or local currency translated into U.S. Dollars, to be received or paid at the contracts’ settlement date and (ii) the U.S. Dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.  “Interest rate swaps” represent the net unrealized gains or losses on interest rate swaps related to the Company’s term loans in the United States and the United Kingdom.  For additional disclosures required by this accounting guidance for financial assets and liabilities, see Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Goodwill

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

The changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2008 are as follows:

(Dollars in Thousands)

	ICO Asia Pacific	Bayshore Industrial	Total
Balance at September 30, 2007	$4.7 million	$4.5 million	$9.2 million
Foreign currency impact	(0.5) million	-	(0.5) million
Balance at September 30, 2008	4.2 million	4.5 million	8.7 million
Foreign currency impact	(0.7) million	-	(0.7) million
Impairment	(3.5) million	-	(3.5) million
Balance at September 30, 2009	$ -	$4.5 million	$4.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long-lived asset impairment, restructuring and other costs (income)

On July 2, 2007 and July 26, 2008, the Company’s facility in New Jersey suffered two separate fires which caused damage to certain equipment and the building.  The Company received insurance proceeds and incurred costs associated with both. The Company recorded a net benefit of $0.4 million, $1.9 million and $0.9 million during fiscal year 2009, 2008 and 2007, respectively.

During the fourth quarter of fiscal year 2008, the Company closed its plant in the United Arab Emirates and recorded a $0.4 million impairment related to property, plant and equipment in fiscal year 2008 and recognized $0.4 million of closure costs in fiscal year 2009.

The Company recorded a net insurance reimbursement of $0.4 million in fiscal year 2009 related to financial losses resulting from the loss of power experienced at its Bayshore Industrial location as a result of Hurricane Ike.

The Company also recognized $0.2 million of equipment impairments in its Asia Pacific region in fiscal year 2009.

During fiscal year 2008, the Company incurred costs of $0.1 million as a result of Hurricane Ike, which caused minor damage to the Company’s China, Texas plant.

During fiscal year 2007, we also impaired property, plant and equipment in two of our locations outside of the United States for $0.6 million, and recorded a pre-tax gain of $0.6 million related to the sale of real estate previously owned by our Dutch subsidiary.

As a result of the above, the Company recorded a net gain of $0.2 million, $1.3 million and $1.0 million for fiscal year 2009, 2008 and 2007, respectively in impairment, restructuring and other costs (income) related to long-lived assets.

Note 6 – Inventories

Inventories at September 30 consisted of the following:

	2009	2008
	(Dollars in Thousands)
Raw Materials	$18,407	$26,166
Finished Goods	17,879	25,868
Supplies	1,111	1,424
Total Inventories	$37,397	$53,458

Note 7 – Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following at September 30:

	Total
	2009	2008
	(Dollars in Thousands)
Machinery and equipment	$104,889	$99,700
Buildings	26,133	26,046
Improvements	7,172	6,049
Land	6,009	5,925
Construction in progress	1,537	4,527
	145,740	142,247
Accumulated depreciation	(88,596)	(81,083)
Property, plant and equipment, net	$57,144	$61,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Long-term Debt

Long-term debt at September 30, 2009 and 2008 consisted of the following:

	September 30,	September 30,
	2009	2008
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2011. Interest rates as of September 30, 2009 and September 30, 2008 were 6.6% and 4.1%, respectively.	$6,667	$10,000
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2012. Interest rate as of September 30, 2009 and September 30, 2008 were 7.9% and 5.2%, respectively.	3,333	4,444
Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,324	5,758
Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of September 30, 2009, these loans had a weighted average interest rate of 6.1% with maturity dates between November 2009 and May 2021. The interest and principal payments are made monthly.	7,545	8,064
Various other loans provided by foreign banks to the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. As of September 30, 2009, these loans had a weighted average interest rate of 7.0% with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	8,934	12,057
Total long-term debt	31,803	40,323
Less current maturities of long-term debt	12,980	15,201
Long-term debt less current maturities	$18,823	$25,122

The Company’s total carrying amount of assets pledged as collateral on its long-term loans and credit arrangements is approximately $109.6 million at September 30, 2009, comprised mainly of certain property, plant and equipment, accounts receivable and inventory.

At September 30, 2009, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $2.8 million of term debt and $0 of short term borrowings under its credit facility with its lender in Australia.  Of the $39.9 million of total foreign credit availability as of September 30, 2009, $0.9 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The testing of this covenant was waived as of September 30, 2009 and the Company entered into a new agreement with covenant levels we expect to achieve in fiscal year 2010. The covenant that was changed is the interest coverage ratio, which will increase gradually each quarter of fiscal year 2010.  The Company has classified all of the Australian term debt as current as of September 30, 2009.

Aggregate maturities of the Company’s debt including capital lease obligations are as follows:

Years Ended
September 30,	Amounts
(Dollars in Thousands)
2010	$12,980
2011	5,970
2012	2,663
2013	1,533
2014	1,612
Thereafter	7,045

Note 9 - Credit Arrangements

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic		Foreign		Total
	As of		As of		As of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008
	(Dollars in Millions)
Borrowing Capacity (a)	$10.6	$19.9	$39.9	$52.5	$50.5	$72.4
Outstanding Borrowings	-	-	-	9.6	-	9.6
Net availability	$10.6	$19.9	$39.9	$42.9	$50.5	$62.8

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association (collectively referred to herein as “KeyBank”), with a maturity date of October 2012.  The KeyBank Credit Agreement was amended in March 2009 to modify, among other things, certain definitions related to the financial covenants within the Credit Agreement.  The capacity of the Company’s revolving credit facility was also reduced from $30.0 million to $20.0 million.  Under the Credit Agreement, there is a total of $10.0 million outstanding in the form of term loans as of September 30, 2009.  The borrowing capacity of the $20.0 million revolving credit facility is based on the Company’s levels of domestic receivables and inventory.  As of September 30, 2009, the borrowing capacity was $10.6 million.  There were $1.7 million of letters of credit outstanding under the credit facility, but no borrowings were outstanding under the revolving credit facility as of September 30, 2008 and September 30, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on its $6.7 million and $3.3 million term loans.  The swaps lock in the Company’s interest rate on (i) the $6.7 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) on the $3.3 million term loan at 3.69% plus the credit spread on the corresponding debt.  The variable interest rates on these term loans as of September 30, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the credit facility contains financial covenants, including:

•
A minimum tangible net worth requirement, as defined under the Credit Agreement, of $50.0 million plus 50% of each fiscal quarter’s net income.  As of September 30, 2009 and September 30, 2008, our required minimum tangible net worth was $69.7 million and $68.2 million, respectively.  Our actual tangible net worth was $100.5 million and $95.9 million, respectively, as of September 30, 2009 and September 30, 2008.

•	A leverage ratio, as defined under the Credit Agreement, not to exceed 3.0 to 1.0. As of September 30, 2009 and September 30, 2008, our leverage ratios were 2.48 to 1.0 and 1.63 to 1.0, respectively.
•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined under the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense paid, scheduled principal debt repayments in the prior four quarters, capital distributions, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); for the periods ending September 30, 2009 and September 30, 2008, our fixed charge coverage ratios were 1.1 to 1.0 and 1.5 to 1.0, respectively.

•
A required level of profitability, as defined under the Credit Agreement, to not be less than zero for two consecutive fiscal quarters.  We have maintained the required level of profitability above zero.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, any “Change of Control” of the Company or its restricted U.S. subsidiaries will constitute a default under the Credit Agreement.  “Change of Control,” as defined in the Credit Agreement, means: (i) the acquisition of, or, if earlier, the shareholder or director approval of the acquisition of, ownership or voting control, directly or indirectly, beneficially or of record, by any person, entity, or group (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as then in effect), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding Common Stock of the Company; (ii) the occupation of a majority of the seats (other than vacant seats) on the board of directors of the Company by individuals who were neither (A) nominated by the Company’s board of directors nor (B) appointed by directors so nominated; (iii) the occurrence of a change in control, or other similar provision, under or with respect to any “Material Indebtedness Agreement” (as defined in the Credit Agreement); or (iv) the failure of the Company to own directly or indirectly, all of the outstanding equity interests of the Company’s Bayshore Industrial L.P. and ICO Polymers North America, Inc. subsidiaries. As further discussed in Note 17 – “Subsequent Events”, the Company obtained a consent from KeyBank regarding shareholders and/or director approval related to the A. Schulman, Inc. merger.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months or do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $39.9 million as of September 30, 2009 and $42.9 million as of September 30, 2008.

In addition to the “Change of Control” clause under the Keybank agreement, certain of the Company’s foreign loan agreements and credit facilities also have “Change of Control” provisions.  However, unlike the Keybank agreement, such “Change of Control” provisions are only triggered upon consummation of a transaction that constitutes a ‘Change of Control”.  As of September 30, 2009, the Company had approximately $11.4 million of borrowings outstanding and $9.6 million of available borrowings under these agreements.

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of September 30, 2009
Country	Outstanding Borrowings	Available Borrowing Capacity	Financial Covenant Requirement	September 30, 2009	September 30, 2008
Australia	$2.8 million	$0.9 million	Equity exceeds 29.9% of total assets	43%	53%
			Earnings more than 2x interest expense	(a)	(a)
Holland	1.6 million	5.8 million	Equity exceeds 34.9% of total assets	56%	56%
Malaysia	0.4 million	1.4 million	Total debt less than 2x equity	.4x	1.0x
Malaysia	2.1 million	2.0 million	Equity greater than US $1.6 million	$5.6 million	$4.6 million

 (a) At September 30, 2009, the Company’s Australian subsidiary was in violation of a financial debt covenant related to $2.8 million of term debt and $0 of short term borrowings under its credit facility with its lender in Australia.  Of the $39.9 million of total foreign credit availability as of September 30, 2009, $0.9 million related to the Company’s Australian subsidiary.  The Australian covenant not met related to a metric of profitability compared to interest expense.  The testing of this covenant was waived as of September 30, 2009 and the Company entered into a new agreement with covenant levels we expect to achieve in fiscal year 2010. The covenant that was changed is the interest coverage ratio, which will increase gradually each quarter of  fiscal year 2010.  The Company has classified all of the Australian term debt as current as of September 30, 2009.

The Company is currently in compliance with all of its credit facilities except in Australia as discussed above.

Approximately 45% of the Company’s net assets are restricted from being distributed to the parent company without approval from certain foreign lenders or as a result of other restrictions.

The weighted average interest rates charged on short-term borrowings under the Company’s various credit facilities at September 30, 2009 and 2008 were 0% (as a result of no borrowings being outstanding) and 7.8%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing income applicable to Common Stock by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities using the treasury stock method.  There were no potentially dilutive securities for the fiscal year ended September 30, 2009 due to the Company reporting a loss from continuing operations.

Basic and diluted earnings per share for the years ended September 30, 2009, 2008 and 2007 are presented below:

	Years Ended
	September 30,
	2009	2008	2007
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.56	$0.97
Income from discontinued operations	-	-	0.05
Basic net income (loss)per common share	$(0.05)	$0.56	$1.02

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.55	$0.71
Income from discontinued operations	-	-	0.05
Diluted net income (loss) per common share	$(0.05)	$0.55	$0.76

For fiscal year 2007, the Company includes the net gain on the repurchase of 84.9% of the Company’s outstanding $6.75 Convertible Exchangeable Preferred Stock (the “Preferred Stock”) of $6.0 million in computing EPS, but the gain is excluded in the computation of diluted EPS.  Refer to the following tables for a reconciliation of the amounts used in computing basic and diluted EPS.

The following presents the reconciliation from net income (loss) to net income (loss) applicable to Common Stock used in computing basic earnings per share:

	Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Net income (loss)	$(1,239)	$15,314	$21,118
Preferred Stock dividends	-	(1)	(554)
Net gain on redemption of Preferred Stock	-	-	6,023
Net income (loss) applicable to Common Stock	$(1,239)	$15,313	$26,587

In computing diluted EPS, the Company follows the if-converted method, which assumes the conversion of dilutive convertible securities.  For fiscal year 2007, the Preferred Stock repurchased was treated as being converted at the beginning of fiscal year 2007.  Consequently, the net gain on the repurchase of the Preferred Stock and the undeclared and unpaid Preferred Stock dividends were not included in computing net income applicable to Common Stock.  The following presents the reconciliation from net income (loss) to net income (loss) applicable to Common Stock used in computing diluted EPS:

	Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Net Income (loss)	$(1,239)	$15,314	$21,118
Preferred Stock dividends	-	(1)	-
Net income (loss) applicable to Common Stock	$(1,239)	$15,313	$21,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options calculated using the treasury stock method, impact from outstanding restricted stock awards using the treasury stock method, assumed conversion of the outstanding Preferred Stock during the year ended September 30, 2008 and 2007 and assumed conversion of the Preferred Stock redeemed during the year ended September 30, 2008 and 2007.  The following presents the number of incremental weighted-average shares used in computing diluted per share amounts for the years ended September 30, 2009, 2008 and 2007:

	Years Ended
	September 30,
	2009	2008	2007

Basic	27,081,000	27,271,000	26,030,000
Incremental shares from Preferred Stock	-	33,000	892,000
Incremental shares from stock based compensation	-	690,000	969,000
Diluted	27,081,000	27,994,000	27,891,000

The total amount of anti-dilutive securities excluded from the determination of weighted average diluted shares for the years ended September 30, 2009, 2008 and 2007 were 1,309,000, 584,000 and 786,000, respectively.

Note – 11 Stockholders’ Equity

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock through September 2010 (the “Share Repurchase Plan”).  Through September 30, 2009, 578,081 shares had been repurchased for total cash consideration of $3.0 million at an average price of $ 5.22 per share.  In connection with the A. Schulman merger agreement, on December 2, 2009, the Board of Directors terminated the Share Repurchase Plan.

During the quarter ended December 31, 2006, the Company purchased 1,095,853 Depositary Shares of Preferred Stock for $26.00 per Depositary Share, for total consideration of $28.5 million.  The dividends that were in arrears on these 1,095,853 Depositary Shares of $7.2 million were extinguished by the repurchase.  In September 2007, 8,624 Depositary Shares were converted into 23,622 shares of Common Stock.  During fiscal year 2008, 177,518 Depositary Shares of Preferred Stock were converted into 486,321 shares of Common Stock and 8,005 Depositary Shares were redeemed by the Company at $25 per Depositary Share for a total consideration of $0.2 million.  As all of the outstanding Depositary Shares representing the Preferred Stock were canceled by the Company at the time of redemption, no shares of Preferred Stock or Depositary Shares remain outstanding.

There were no dividends paid on the Company’s Common Stock during the fiscal years ended September 30, 2009, 2008 and 2007.  Cumulative liquidating dividends on the Company’s Common Stock paid out of Additional Paid-in Capital through September 30, 2009 totaled $5.7 million.  Cumulative dividends on the Company’s Common Stock paid out of Accumulated Deficit totaled $7.8 million through September 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2009, the Company’s Board of Directors approved registering an additional 350,000 shares of Common Stock of the Registrant to be reserved for issuance under the 2007 Equity Incentive Plan (the “Employee Plan”) and 150,000 shares of Common Stock of the Registrant to be reserved for issuance under the 2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (the “Director Plan”).

In fiscal year 2008, the Company’s shareholders approved an amendment to the Director Plan, to allow for restricted share awards to non-employee directors.  In fiscal year 2008, non-employee directors did not receive any stock option awards, and instead received awards of restricted shares.  The Company’s current policy is to award stock-based compensation in the form of restricted stock, rather than stock options, to non-employee directors.  As of September 30, 2009, options to purchase 80,000 shares with a weighted average price of $3.20 per share had been granted and were outstanding under the terms of the Director Plan.  All of these options have vested and are exercisable by non-employee directors.

The Company’s plans providing for the issuance of stock options to officers and other key employees (“Employee Plans”) provide for the issuance of both incentive and non-qualified stock options.  Employee stock options may vest immediately, or may vest over a specified employment period after the date of grant, and may have a term of up to 10 years after the grant date during which they can be exercised, as set forth in the applicable award agreement.  In the event that the Company merges into, consolidates with, or sells or transfers substantially all of its assets to another corporation and provision is not made pursuant to the terms of such transaction for the assumption by the surviving, resulting, or acquiring corporation of outstanding options under the Employee Plans, or for the substitution of new options therefore, all outstanding options that have not yet vested shall become fully vested prior to the effective date of such transaction unless the award agreement expressly provides otherwise.  As of September 30, 2009, options to purchase 908,000 shares, with a weighted average exercise price of $3.23 per share, had been granted and were outstanding under the terms of the Employee Plans, of which 814,000 shares, with a weighted average exercise price of $2.98 per share, had vested and were exercisable by employees.

The Company uses the Black-Scholes pricing model to calculate the grant date fair value of its options for accounting purposes.  The following table presents the assumptions used in valuing options granted during fiscal years 2009, 2008 and 2007.  There were no stock options granted during fiscal year 2008.

	Fiscal Year Ended
	September 30,
	2009	2008	2007
Weighted average fair value	$1.43	$-	$3.25

Assumptions used:
Expected life of stock options	4.85	0 years	5.0 years
Expected dividend yield over life of stock options	0%	0%	0%
Expected stock price volatility	61%	0%	51%
Risk-free interest rate	1.10%	0.00%	4.23%

The following is a summary of stock option activity for the twelve months ended September 30, 2009:

		Weighted	Weighted
	Option	Average	Average	Aggregate
	Shares	Exercise	Remaining	Intrinsic
	(000's)	Price	Contractual Term	Value
Outstanding at October 1, 2008	1,013	$3.27
Granted	15	2.80
Exercised	(2)	2.00
Forfeited/cancelled	(38)	4.07
Outstanding at September 30, 2009	988	$3.23	4 years	$1.6 million
Options exercisable at September 30, 2009	894	$3.00	3 years	$1.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock option compensation expense included in selling, general and administrative (“SG&A”) expense in the Company’s Consolidated Statement of Operations was $0.2 million, $0.3 million, and $0.6 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.  All of our stock option compensation expense relates solely to employees and members of the Company’s Board of Directors whose cash compensation is classified as SG&A expense.  The total income tax benefit (provision) recognized related to stock option activity in the Consolidated Statement of Operations was $0, $0.2 million, and $0.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2009, 2008 and 2007 was $0, $2.5 million, and $4.4 million, respectively, and the total cash received was $0, $1.4 million, and $1.3 million, respectively.

A summary of the status of the Company’s outstanding option awards that have not yet vested as of September 30, 2009, as well as other changes in the status of outstanding options during the twelve months ended September 30, 2009, is presented below:

Nonvested Stock Options	Shares (000’s)	Weighted-Average Grant-Date Fair Value	Weighted-Average Exercise Price
Nonvested at October 1, 2008	191	$2.61	$5.10
Granted	15	$1.43	$2.80
Vested	(74)	$2.43	$4.73
Forfeited	(38)	$2.15	$4.07
Nonvested at September 30, 2009	94	$2.72	$5.38

As of September 30, 2009, the total stock option compensation expense not yet recognized in the Consolidated Statement of Operations relating to the 94,000 non-vested stock options was $0.1 million, which will be recognized over a weighted-average period of approximately 1.0 years.

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

The following table summarizes information about restricted stock awards made to employees and non-employee directors during the fiscal year ended September 30, 2009.

Restricted stock	Shares (000's)	Weighted Average Grant-Date Fair Value Per Share

Issued and unvested at October 1, 2008	261	$9.31
Issued	402	2.88
Vested	(9)	6.77
Forfeited	(109)	7.01
Issued and unvested at September 30, 2009	545	$5.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009, there was $1.2 million of unrecognized compensation cost related to the non-vested restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.5 years.  The compensation cost charged against income for restricted stock was $0.6 million, $0.7 million, and $0.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.  The income tax benefit recognized in income related to this compensation expense was $0.2 million, $0.2 million and $0, respectively, for the same periods.

There were 652,000, 445,000, and 498,000 shares available for awards under all of the Company’s stock-based incentive plans at September 30, 2009, 2008 and 2007, respectively.

Note 13 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign continuing operations are as follows:

	Years Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
Domestic	$(75)	$7,699	$15,668
Foreign	(670)	13,515	10,806
	$(745)	$21,214	$26,474

The expense (benefit) for income taxes consists of the following:

	Years Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
Current:
Domestic	$(443)	$2,352	$4,066
Foreign	1,739	3,858	2,912
	1,296	6,210	6,978
Deferred:
Domestic	220	126	554
Foreign	(1,022)	(504)	(820)
	(802)	(378)	(266)
Total:
Domestic	(223)	2,478	4,620
Foreign	717	3,354	2,092
	$494	$5,832	$6,712

A reconciliation of the income tax provision, for continuing operations at the federal statutory tax rate of 35% to the Company’s effective tax rate is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
Tax expense (benefit) at statutory rate	$(260)	$7,425	$9,266
Chargeback Reimbursement	(61)	(163)	(422)
Foreign tax rate differential	(202)	(298)	(77)
Change in the deferred tax assets valuation allowance	-	(699)	(1,574)
Adjustment to tax contingency	-	-	(350)
Non-deductilble goodwill impairment	1,283	-	-
Tax credits	(292)	(379)	(36)
Non-deductilble expenses and other, net	26	(54)	(95)
Income tax provision	$494	$5,832	$6,712

Effective income tax rate	(66.3% )	27.5%	25.4%

Deferred tax assets (liabilities) result from the cumulative effect of temporary differences in the recognition of expenses (revenues) between tax returns and financial statements.  The significant components of the balances are as follows:

	September 30,
	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Net operating loss carry-forwards	$2,405	$1,151
Depreciation	1,620	1,590
Compensation accruals	1,645	1,379
Other accruals	309	299
Other intangibles	339	250
Goodwill (foreign)	30	159
Inventory	347	371
Bad debt allowance	728	380
Insurance accruals	191	357
Other	57	129
	7,671	6,065
Deferred tax liabilities:
Depreciation and land	(6,109)	(5,997)
Other	(372)	(342)
	(6,481)	(6,339)

Net deferred tax asset (liability)	$1,190	$(274)

The total net deferred tax asset at September 30, 2009 is comprised of $1.8 million of net current deferred tax assets and $0.6 million of net non-current deferred tax liabilities.  The Company has net operating losses in the amount of $4.3 million in its Australian subsidiary, $1.5 million in its Brazilian subsidiary, $0.8 million in its Italian subsidiary and $1.0 in its New Zealand subsidiary. All net operating losses can be carried forward indefinitely except for the Italian subsidiary which has a five year limitation on carry forwards.  This five-year period currently has an expiration date of September 30, 2014.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations exclusive of those repatriated under the American Jobs Creation Act. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.  As of September 30, 2009, the Company has unremitted earnings from foreign subsidiaries of approximately $25.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

On October 1, 2007, the Company adopted the provisions of accounting guidance related to uncertainty in income taxes, and the adoption did not have a material impact on our financial position or results of operations.  The Company also adopted the accounting policy to classify any interest and penalties on unrecognized tax positions as income tax expense in the event any arise in the future.  The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months. As of September 30, 2009, the Company has no material uncertain tax positions.

The tax years that remain subject to examination for the Company's major tax jurisdictions are shown below:

Taxing Jurisdiction		Years Open
Australia		2005-2008
Brazil		2002-2008
France		2007-2008
Italy		2004-2008
Malaysia		2003-2008
New Zealand		2004-2008
Netherlands		2003-2008
United Kingdom		2008
United States	Federal	2006-2008

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

The Company maintains a defined benefit plan for employees of the Company’s Dutch operating subsidiary. Participants contribute a portion of the cost associated with the benefit plan. The plan provides retirement benefits at the normal retirement age of 65. This plan is insured by an insurance contract with Aegon Levensverzekering N.V. ("Aegon"), located in The Hague, The Netherlands. The insurance contract guarantees the funding of the Company’s future pension obligations for its defined benefit pension plan. In accordance with the contract, Aegon will pay all future obligations under the provisions of this plan, while the Company pays annual insurance premiums. Payment of the insurance premiums by the Company constitutes an unconditional and irrevocable transfer of the related pension obligation from the Company to Aegon.  Aegon has a Standard and Poor’s financial strength rating of AA-. The premiums paid for the insurance contracts of $0.4 million, $0.4 million and $0.6 million for fiscal years ended September 30, 2009, 2008 and 2007, respectively, are included in pension expense.

The Company also maintains several termination plans, usually mandated by law, within certain of its foreign subsidiaries that provide a one time payment if a covered employee is terminated.

The defined contribution plan expense for the years ended September 30, 2009, 2008 and 2007 was $1.1 million, $1.4 million and $1.2 million, respectively.  The defined benefit plan pension expense for the years ended September 30, 2009, 2008 and 2007 was $0.4 million, $0.5 million and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies

The Company has entered into operating leases related to buildings, office space, machinery and equipment and office equipment that expire at various dates.  Rental expense was approximately $2.5 million in 2009, $2.8 million in 2008, and $2.4 million in 2007.  Future minimum rental payments as of September 30, 2009 are due as follows:

2010	$2.0 million
2011	$1.8 million
2012	$1.5 million
2013	$1.1 million
2014	$1.1 million
Thereafter	$3.2 million

The Company has letters of credit outstanding in the United States of $1.7 million and $1.6 million as of September 30, 2009 and September 30, 2008, respectively, and foreign letters of credit outstanding of $0.7 million and $5.1 million as of September 30, 2009 and September 30, 2008, respectively.

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

Wastewater Discharge Permit. In the second quarter of fiscal year 2009, the Company self-reported to the Texas Commission on Environmental Quality (“TCEQ”) facts surrounding certain events of noncompliance with its Bayshore Industrial facility’s Texas Pollutant Discharge Elimination System wastewater discharge permit, and subsequently received notification from the TCEQ that it is conducting an investigation into the matter.  The Company has cooperated in the investigation.  The Company has taken certain corrective action with respect to the operation of its wastewater treatment facility and the requirements of its wastewater discharge permit.  In July 2009 the Company received a Notice of Violation (Notice) from the TCEQ stating that an alleged violation of the permit was noted in the TCEQ’s investigation, and requesting that the Company provide documentation of the corrective action and demonstration that compliance has been achieved for the alleged violation.  The Company complied with the TCEQ’s request for information, and subsequently received notification from the TCEQ confirming that the TCEQ was satisfied that appropriate corrective action had been taken.  No administrative penalties have been imposed on the Company as a result of the Notice; however, the investigation is still pending.  It is possible that the investigation could result in the Company receiving civil and/or criminal penalties.  An adverse finding in the investigation and any resulting penalties imposed on the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows.  However, at this time, the Company does not believe that the outcome will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

During fiscal year 2007, the Company recognized income from a settlement agreement with its insurance carrier related to indemnity claims asserted by NOV for $2.3 million in discontinued operations.

Note 17 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2009 and through December 4, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events; however, the Company did have an unrecognizable subsequent event as discussed further below.

Merger Agreement with A. Schulman, Inc.

On December 2, 2009, the Company signed a definitive merger agreement with A. Schulman, Inc. (“A. Schulman”) in a combined cash and stock transaction pursuant to which 100% of the outstanding stock of the Company will be acquired by A. Schulman.  Under the terms of the agreement, the total consideration is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. Closing of the transaction is subject to approval at a meeting by at least two-thirds of the votes entitled to be cast by holders of the Company's Common Stock, regulatory approvals and other customary closing conditions.

The merger with A. Schulman, if consummated, will result in a change in control.  As discussed in Note 9 – “Credit Arrangements”, any change of control of the Company or its restricted U.S. subsidiaries, as defined, will constitute a default under our credit agreement with KeyBank.  Prior to signing the definitive merger agreement, KeyBank agreed to consent, subject to certain terms and conditions, to the approval by our board of directors and/or shareholders of the proposed merger.  Additionally, among other things, this change in control will trigger the acceleration of the vesting of certain outstanding stock-based awards of the Company and defaults under certain of the Company’s foreign credit agreements at the time the change in control occurs.  The merger agreement requires the Company to conduct its business in the ordinary course prior to the completion of the merger; however, the agreement restricts the Company from taking specified actions without A. Schulman, Inc.’s approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the merger agreement is terminated before we complete the merger, under certain circumstances, we may be required to pay either a termination fee to A. Schulman in the amount of $6.8 million or up to $1.0 million in expense reimbursement instead of the termination fee.

Note 18 - Supplemental Cash Flow Information

During fiscal years 2009, 2008 and 2007, the Company issued to employees $0.5 million, $0.5 million and $0.5 million worth of Common Stock, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  At September 30, 2009, 2008 and 2007, the Company had accrued $0.4 million, $0.5 million and $0.5 million, respectively, in connection with the Company’s domestic 401(k) defined contribution plan.  See Note 14 – “Employee Benefit Plans.”

Note 19 - Operations Information

The following table provides revenue by point of origin and long-lived assets by location as of and for years ended September 30:

	2009	2008	2007
	(Dollars in Thousands)
Revenues:
Australia	$31,472	$48,334	$59,030
France	35,878	45,900	33,418
Holland	44,252	72,429	56,329
Italy	26,497	48,568	44,012
United Kingdom	31,031	45,914	37,859
Other Foreign	33,367	49,731	37,532
Total Foreign	202,497	310,876	268,180
United States	97,468	135,825	149,737
	$299,965	$446,701	$417,917

	2009	2008	2007
	(Dollars in Thousands)
Long-Lived Assets
Holland	$6,705	$6,822	$7,515
Other Foreign	20,756	23,053	24,059
Total Foreign	27,461	29,875	31,574
United States	31,490	32,455	26,827
	$58,951	$62,330	$58,401

Foreign revenue is based on the country in which the legal subsidiary is domiciled.  Long-lived assets include net property, plant and equipment, and other long-term assets (excluding long-term deferred tax assets and goodwill).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Segment Information

The Company's management structure is organized into five reportable business segments defined as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

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

The Company’s European segment includes operations in France, Holland, Italy, and the UK.  The Company’s Asia Pacific segment includes operations in Australia, Malaysia and New Zealand.  The accounting policies of each business segment are consistent with those described in Note 1 – “Summary of Significant Policies.”

Fiscal year Ended September 30, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$135,006	$258	$5,728	$1,876	$-	$608
Bayshore Industrial	65,221	169	6,157	1,646	(382)	489
ICO Asia Pacific	54,397	-	(6,125)	1,422	3,983	603
ICO Polymers North America	32,248	2,240	2,025	1,977	(396)	2,065
ICO Brazil	13,093	-	178	233	-	113
Total from Reportable Segments	299,965	2,667	7,963	7,154	3,205	3,878
Unallocated General Corporate	-	-	(5,896)	207	70	31
Expense
Total	$299,965	$2,667	$2,067	$7,361	$3,275	$3,909

Fiscal year Ended September 30, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$207,209	$244	$13,201	$2,365	$60	$1,197
Bayshore Industrial	90,736	1,016	10,241	1,598	-	1,204
ICO Asia Pacific	82,390	346	1,822	1,526	476	2,705
ICO Polymers North America	45,090	4,131	5,618	1,623	(1,884)	7,920
ICO Brazil	21,276	-	982	263	-	460
Total from Reportable Segments	446,701	5,737	31,864	7,375	(1,348)	13,486
Unallocated General Corporate	-	-	(6,157)	156	-	79
Expense
Total	$446,701	$5,737	$25,707	$7,531	$(1,348)	$13,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year Ended September 30, 2007	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$170,135	$466	$9,008	$2,674	$(566)	$927
Bayshore Industrial	108,360	151	15,358	1,497	-	1,791
ICO Asia Pacific	84,790	16	5,914	1,099	412	6,310
ICO Polymers North America	41,377	4,035	6,022	1,535	(843)	2,346
ICO Brazil	13,255	-	301	254	-	145
Total from Reportable Segments	417,917	4,668	36,603	7,059	(997)	11,519
Unallocated General Corporate	-	-	(6,787)	192	-	115
Expense
Total	$417,917	$4,668	$29,816	$7,251	$(997)	$11,634

Total Assets	As of	As of
	September 30,	September 30,
	2009 (c)	2008 (c)
	(Dollars in Thousands)
ICO Europe	$76,578	$89,910
Bayshore Industrial	29,725	33,840
ICO Asia Pacific	42,570	55,593
ICO Polymers North America	27,509	30,050
ICO Brazil	7,593	8,624
Total from Reportable Segments	183,975	218,017
Other (b)	8,298	3,079
Total	$192,273	$221,096

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $0 and $4.2 million for ICO Asia Pacific as of September 30, 2009 and 2008, respectively, and $4.5 million for Bayshore Industrial at both September 30, 2009 and 2008.

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Fiscal Year Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)

Reportable segments operating income	$7,963	$31,864	$36,603
Unallocated general corporate expense	(5,896)	(6,157)	(6,787)
Consolidated operating income (loss)	2,067	25,707	29,816
Other income (expense):
Interest expense, net	(2,230)	(4,062)	(3,227)
Other	(582)	(431)	(115)
Income (loss) from continuing operations before income taxes	$(745)	$21,214	$26,474

Note 21 – Selected Quarterly Financial Information (Unaudited)

The following table presents selected financial information for each quarter in the fiscal years ended September 30, 2009 and September 30, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009
	(Dollars in Thousands, except share and per share data)
Revenues	$79,358	$70,130	$69,997	$80,480
Gross profit	10,110	11,883	12,614	14,775
Goodwill impairment	-	3,450	-	-
Long-lived asset impairment, restructuring and other costs (income)	(293)	20	(87)	185
Operating income (loss)	(448)	(2,316)	2,189	2,642

Income (loss) from continuing operations	(1,076)	(3,018)	1,259	1,596
Net income (loss)	$(1,076)	$(3,018)	$1,259	$1,596
Basic income per share
Basic net income (loss) per common share	$(0.04)	$(0.11)	$0.05	$0.06
Basic net income (loss) per common share	$(0.04)	$(0.11)	$0.05	$0.06
Diluted income per share
Diluted net income (loss) per common share	$(0.04)	$(0.11)	$0.05	$0.06
Diluted net income (loss) per common share	$(0.04)	$(0.11)	$0.05	$0.06

Basic weighted average shares outstanding	27,099,000	27,072,000	27,077,000	27,077,000
Diluted weighted average shares outstanding	27,099,000	27,072,000	27,221,000	27,593,000

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008
	(Dollars in Thousands, except share and per share data)
Revenues	$110,865	$112,126	$115,718	$107,992
Gross profit	19,092	19,288	18,484	16,280
Impairment, restructuring and other costs (income)	198	(1,598)	(356)	408
Operating income	6,496	8,646	6,467	4,098

Income from continuing operations	3,526	4,993	4,633	2,230
Loss from discontinued operations	(16)	-	-	(52)
Net income	$3,510	$4,993	$4,633	$2,178
Basic income per share
Income from continuing operations	$0.13	$0.18	$0.17	$0.08
Loss from discontinued operations	-	-	-	-
Basic net income per common share	$0.13	$0.18	$0.17	$0.08
Diluted income per share
Income from continuing operations	$0.13	$0.18	$0.17	$0.08
Loss from discontinued operations	-	-	-	-
Diluted net income per common share	$0.13	$0.18	$0.17	$0.08

Basic weighted average shares outstanding	26,914,000	27,263,000	27,433,000	27,474,000
Diluted weighted average shares outstanding	27,873,000	27,949,000	27,975,000	27,864,000

The sum of the quarterly earnings per share may not equal the annual earnings per share because each quarter’s earnings per share is individually calculated using a different number of weighted average shares outstanding.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

ICO, Inc. (Parent Company Only)

Condensed Balance Sheets

	September 30,
	2009	2008
ASSETS	(Dollars in Thousands)

Cash and cash equivalents	$5,695	$609
Current deferred tax asset	882	1,135
Other current assets	274	1,699
Total current assets	6,851	3,443
Other assets	227	214
Investment in subsidiaries	110,751	121,465
Total assets	$117,829	$125,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	$4,463	$4,450
Income taxes payable	(125)	-
Total current liabilities	4,338	4,450

Long-term debt, net of current portion	5,555	9,999
Deferred income taxes	2,781	2,838
Total liabilities	12,674	17,287

Stockholders’ equity:
Preferred Stock	-	-
Common Stock	55,248	54,756
Additional paid-in capital	73,081	72,241
Accumulated other comprehensive income	2,723	3,022
Accumulated deficit	(22,880)	(21,641)
Treasury Stock	(3,017)	(543)
Total stockholders’ equity	105,155	107,835
Total liabilities and stockholders’ equity	$117,829	$125,122
See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Operations

	Years Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Selling, general and administrative	661	1,103	853
Operating loss	(661)	(1,103)	(853)

Equity in subsidiary earnings	(1,449)	19,713	28,010
Interest expense	(664)	(855)	(700)
Income (loss) before income taxes	(2,774)	17,755	26,457
Provision (benefit) for income taxes	(1,535)	2,441	5,339
Net income (loss)	$(1,239)	$15,314	$21,118

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Condensed Statement of Cash Flows

	Years Ended September 30,
	2009	2008	2007
Cash flows provided by (used for) operating activities:	(Dollars in Thousands)
Net income (loss)	$(1,239)	$15,314	$21,118
Stock-based compensation expense	817	938	670
Equity in subsidiary earnings	1,449	(19,713)	(28,010)
Changes in assets and liabilities providing (requiring) cash:
Income taxes receivable (payable)	587	(2,140)	(2,809)
Deferred taxes	202	126	1,264
Other	680	(2,022)	(208)
Net cash provided by (used for) operating activities	2,496	(7,497)	(7,975)

Cash flows provided by investing activities:
Investment in subsidiary, net of dividends received	8,967	2,090	26,470
Net cash provided by investing activities	8,967	2,090	26,470

Cash flows provided by (used for) financing activities:
Common Stock transactions	(1,945)	2,173	1,599
Preferred Stock transactions	-	(1,512)	(28,777)
Net debt borrowings (repayments)	(4,432)	1,077	12,955
Net cash (used for) financing activities	(6,377)	1,738	(14,223)
Net increase (decrease) in cash and equivalents	5,086	(3,669)	4,272
Cash and cash equivalents at beginning of period	609	4,278	6
Cash and cash equivalents at end of period	$5,695	$609	$4,278

See accompanying note to condensed financial statements.

ICO, Inc. (Parent Company Only)
Note to Condensed Financial Statements

(1) Basis of Presentation

ICO, Inc. (the “Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries.  Under the terms of agreements governing indebtedness of certain subsidiaries of the Company, such subsidiaries are restricted from making dividend payments, loans or advances to the Company. These restrictions resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries.  Accordingly, these condensed financial statements have been presented on a “parent company only” basis.  Under a parent company only presentation, the Company’s investment in its consolidated subsidiaries are presented under the equity method of accounting.

The financial statements of ICO, Inc. (Parent Company Only) summarize the results of operations for the years ended September 30, 2009, 2008 and 2007. The ICO, Inc. (Parent Company Only) financial statements should be read in conjunction with the ICO, Inc. consolidated financial statements.

ICO, Inc.
Schedule II – Valuation and Qualifying Accounts
(in Thousands)

	Balance at Beginning	Charged (credited) to	Additions/	Balance at
Classifications	of Year	Expenses	(Deductions)	End of Year

Year ended September 30, 2009:
Allowance for doubtful accounts -	$2,973	$1,274	$(501)	$3,746
trade receivables

Year ended September 30, 2008:
Allowance for doubtful accounts -	$2,714	$594	$(335)	$2,973
trade receivables

Deferred tax valuation allowance	699	(699)	-	-

Year ended September 30, 2007:
Allowance for doubtful accounts -	$2,509	$184	$21	$2,714
trade receivables

Deferred tax valuation allowance	2,273	(1,574)	–	699