Form 10-K/A
period 2009-09-30
ICO INC
filed 2010-01-28
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8327

ICO, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0566682
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1811 Bering Drive, Suite 200, Houston, Texas  77057
(Address of principal executive offices)

(713) 351-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	Nasdaq
(Title of Class)	(Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months  and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common equity held by non-affiliates of the registrant as of March 31, 2009 was $52,769,205.  The number of shares outstanding of the Company’s common stock as of November 23, 2009:  Common Stock, no par value – 27,704,950

Documents Incorporated by Reference
None.

Explanatory Note

As previously announced on December 2, 2009, ICO, Inc. (the “Company,” “we,” “our,” and “us”) entered into an agreement and plan of merger with A. Schulman, Inc. (“A. Schulman”) (the “Merger Agreement”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Wildcat Spider, LLC, a wholly-owned subsidiary of A. Schulman, with Wildcat Spider, LLC continuing as the surviving corporation.  The Merger Agreement is subject to the approval of our shareholders and other closing conditions.

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2009 (the “2009 10-K”), to include information previously omitted from the 2009 10-K in reliance on General Instruction G to Form 10-K.  Pursuant to General Instruction G to Form 10-K, registrants may incorporate by reference certain information from a definitive proxy statement, which involves the election of directors, provided the definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year.  As a result of the proposed merger, the Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2009 fiscal year (before January 28, 2010).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Annual Report on Form 10-K/A.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our 2009 10-K have been amended and restated in their entirety.  Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the 2009 10-K on December 4, 2009 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the 2009 10-K.  Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the 2009 10-K and our other filings with the SEC subsequent to the filing of the 2009 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s directors and certain executive officers of the Company and its subsidiaries:

Name	Age	Position with the Company

Directors:

Gregory T. Barmore	68	Class I Director and Chairman of the Board
Eugene R. Allspach	62	Class I Director
Eric O. English	51	Class III Director
David E. K. Frischkorn, Jr.	58	Class III Director
Daniel R. Gaubert	60	Class II Director
Max W. Kloesel	69	Class III Director and Senior Vice President of Bayshore Industrial (a division of the Company)
A. John Knapp, Jr.	58	Class I Director and Vice-Chairman of the Board, President and Chief Executive Officer
Kumar Shah	61	Class II Director
Warren W. Wilder	52	Class II Director

Executive Officers who are not also Directors:

Stephen E. Barkmann	50	President of Bayshore Industrial (a division of the Company)
Derek R. Bristow	49	President of ICO Europe and ICO Asia Pacific (divisions of the Company)
Donald E. Parsons	39	President of ICO Polymers North America (a division of the Company)
Charlotte Fischer Ewart	42	General Counsel and Secretary
Bradley T. Leuschner	38	Chief Financial Officer and Treasurer

Directors

Eugene R. Allspach.  Mr. Allspach was first elected to the Board of Directors as a Class I director in October 2008.  Mr. Allspach is a member of the Compensation Committee and the Governance and Nominating Committee.  Since 2003, he has been the President of E. R. Allspach & Associates, LLC, which provides consulting services for new business development activities in the petrochemical industry.  In addition, he serves as an advisory board member of The Plaza Group, a petrochemical marketing company.  He previously served as President and Chief Operating Officer for Equistar Chemicals, L.P., a petrochemical company, from 1997 to 2002.  Mr. Allspach has more than 35 years of experience in executive management, business development, manufacturing, operations, marketing and process engineering.

Gregory T. Barmore.  Mr. Barmore has been Chairman of the Board since October 2005, and has served on the Board of Directors since June 2004.  He is a member of the Audit Committee and the Governance and Nominating Committee.  Mr. Barmore has served on the board of directors of NovaStar Financial, Inc., a specialty finance company, since 1996.  He also serves on the board of advisors of Thos. Moser Cabinetmakers (a privately held corporation).  In addition, Mr. Barmore serves on the board of trustees of The Maine Maritime Museum and The Maine Island Trail Association.  Mr. Barmore retired in 1997 as Chairman and Chief Executive Officer of General Electric Capital Mortgage Corporation, a subsidiary of General Electric Capital Corporation, and held numerous executive level positions within the General Electric family of companies after commencing employment with GE in 1966.

Eric O. English.  Mr. English was first elected to the Board of Directors in June 2004 and is the Chairman of the Governance and Nominating Committee and a member of the Compensation Committee.  Mr. English has been a partner with Resolution Strategies LLP (formerly Resolution Counsel L.L.P.), a boutique legal firm specializing in the resolution of significant business disputes, since September 2003.  Mr. English served as the Senior Vice President of Legal Affairs and as General Counsel for Hollywood Entertainment Corporation, a movie and video game rental entertainment company, from August 1999 to August 2004.

David E. K. Frischkorn, Jr.  Mr. Frischkorn was first elected to the Board of Directors in March 2002 and is the Chairman of the Compensation Committee and a member of the Audit Committee.  Mr. Frischkorn is Vice Chairman-Corporate Finance of Dahlman Rose & Company LLC, a New York-based investment bank, where he has been employed since 2004.  Mr. Frischkorn was a Managing Director of the Energy Group of Jefferies & Co., an investment bank, from August 1996 to February 2003.

Daniel R. Gaubert.  Mr. Gaubert was first elected to the Board of Directors in July 2006, and is Chairman of the Audit Committee.  Mr. Gaubert served as Chief Accounting Officer of Kellogg Brown and Root, an engineering, construction and services company (“KBR”), from May 2003 until May 2005, and served as a consultant to KBR until June 2006.  Prior to his employment with KBR, Mr. Gaubert served in various capacities at McDermott International Inc., an engineering and construction company, including as Chief Financial Officer, from 1996 to 2001.  Mr. Gaubert has over 30 years of experience in operational and corporate accounting, tax, finance and audit functions.

Max W. Kloesel.  Mr. Kloesel was first elected to the Board of Directors in January 2008.  Mr. Kloesel is a Senior Vice President of Bayshore Industrial.  Mr. Kloesel has been with Bayshore Industrial since August 1983.  Prior to his employment with Bayshore Industrial, Mr. Kloesel held positions at Southwest Chemical Services (now a division of PolyOne Corporation) and The Dow Chemical Company.

A. John Knapp, Jr.  Mr. Knapp has been President and Chief Executive Officer of the Company since October 2005, has served on the Company’s Board of Directors since April 2001 and has held the title of Vice-Chairman of the Board since March 5, 2009.  He has also been President of Andover Group, Inc., a Houston-based private real estate investment and development company, for more than the past five years.  In addition, he has acted as a private investor in venture capital transactions for more than the past five years.

Kumar Shah.  Mr. Shah was first elected to the Board of Directors in March 2008 and is a member of the Audit Committee and the Governance and Nominating Committee.  He is an independent advisor and consultant to private equity firms in the evaluation of mergers and acquisitions of specialty chemical companies.  He also serves on the board of directors of Therajet, Inc., which is in the business of developing drug delivery devices.  From 2005 to 2007, Mr. Shah provided exclusive independent advisory services to Bear Stearns Merchant Banking, an institutional private equity fund (now known as Irving Place Capital).  Mr. Shah was a Senior Vice President of Corporate and Business Development for Noveon International Corporation (now a division of Lubrizol), a producer of polymers and specialty additives, from 2001 to 2004.  Mr. Shah has over 28 years experience in management, strategic planning and business development in the chemicals industry.

Warren W. Wilder.  Mr. Wilder was first elected to the Board of Directors in July 2006 and is a member of the Compensation Committee.  He currently serves as the Managing Director of Titan Chemicals Corp. Bhd., a petrochemical company based in Kuala Lumpur, Malaysia.  Prior to joining Titan Chemicals Corp. Bhd. in July 2008, Mr. Wilder was Senior Vice President – Olefins for Westlake Chemical Corporation, a petrochemical and plastics company, from January 2000 to July 2008.

Executive Officers Who Are Not Also Directors

Stephen E. Barkmann.  Mr. Barkmann has been employed as the President of Bayshore Industrial since March 1999, after joining Bayshore Industrial as General Manager in June 1998.  In these capacities, Mr. Barkmann has had primary responsibility for the business operations and management of the Company’s Bayshore Industrial division, located in La Porte, Texas.

Derek R. Bristow.  Mr. Bristow has been employed as President of the Company’s ICO Europe division since May 2004, and as President of the Company’s Asia Pacific division since May 2009.  In his current capacity, Mr. Bristow’s oversight includes the Company’s French, Italian, British, Dutch, Australian, Malaysian, and New Zealand operations.  Mr. Bristow has served in various international management positions with the Company since August 1998.

Donald E. (“Eric”) Parsons.  Mr. Parsons has been employed as President of the Company’s ICO Polymers North America division (“IPNA”) since December 2004.  In this capacity, he oversees the Company’s polymers processing facilities and businesses located in Fontana, California; East Chicago, Indiana; Morris, Illinois; Allentown, Pennsylvania; Grand Junction, Tennessee; and China, Texas.  Mr. Parsons has served in various management positions at IPNA since 1994.

Charlotte Fischer Ewart.  Ms. Ewart has been employed as General Counsel of the Company since June 2001, and as the Company’s Corporate Secretary since April 2002.  Ms. Ewart served as Associate General Counsel of the Company from August 1999 to June 2001.

Bradley T. Leuschner.  Mr. Leuschner, a certified public accountant, has been employed as the Chief Financial Officer and Treasurer of the Company since January 2008, after serving as the Company’s Chief Accounting Officer since April 2002.  From April 1999 to April 2002, Mr. Leuschner served as Senior Vice President and Controller of IPNA, after serving as Vice President and Controller of IPNA since September 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in ownership of such with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on the Company’s review of the copies of such reports furnished to it and representations from certain reporting persons that they have complied with the relevant filing requirements, during the fiscal year ended September 30, 2009, all Section 16(a) reporting requirements applicable to the Company’s officers, directors and greater than 10% shareholders were timely met.

CODE OF BUSINESS ETHICS

We have adopted a Code of Business Ethics for all directors, officers and employees of the Company and its subsidiaries.  The Code of Business Ethics is available on our website at www.icopolymers.com.  Any waiver or material amendments to the Code of Business Ethics will be posted on our website, as required by the federal securities laws.  A copy of the Code of Business Ethics may also be obtained at no charge by writing to us at: ICO, Inc., 1811 Bering Drive, Suite 200, Houston, Texas 77057, Attention:  Corporate Secretary.

CORPORATE GOVERNANCE AND COMMITTEES OF THE BOARD

Committees of the Board of Directors

Our Board of Directors has established three standing committees:  an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. In addition, on January 20, 2010, the Board of Directors established a Special Litigation Committee to investigate, analyze and evaluate the matters raised in two shareholder demand letters relating to the Merger Agreement.  Each committee is briefly described below:

Audit Committee.  The Company has an Audit Committee established in accordance with Section 3(a)(58(A) of the Exchange Act.  The primary purpose of our Audit Committee is to provide independent and objective oversight with respect to the Company’s (i) financial reports and other financial information provided to shareholders and others, (ii) internal controls, (iii) audit, accounting and financial reporting processes generally and (iv) various key ethics and legal compliance policies and procedures.  The Audit Committee recommends to the Board of Directors the selection of our independent registered public accounting firm after considering such firm’s independence and performance.  The Audit Committee also pre-approves auditing services and permitted non-auditing services, including fees paid to the Company’s independent registered public accounting firm.  In addition, the Audit Committee reviews, in conjunction with our internal auditors, the internal audit organization and internal audit goals and plans of the Company.  The Audit Committee also discusses the findings and recommendations resulting from internal audits and any recommendations regarding enhancements to our internal audit functions.

Pursuant to the written charter of the Audit Committee, the Audit Committee must consist of at least three directors who meet the independence and experience requirements of the NASDAQ Marketplace Rules.  The members of the Audit Committee, Messrs. Barmore, Frischkorn, Gaubert and Shah, with Mr. Gaubert serving as Chairman, all satisfy the applicable independence requirements of the Exchange Act and NASDAQ Marketplace Rules.  Our Board of Directors has also determined that Messrs. Barmore, Gaubert and Frischkorn each qualify as an “audit committee financial expert” as defined by SEC regulations.  All current members of the Audit Committee are able to read and understand fundamental financial statements, and none has participated in the preparation of financial statements of the Company or its subsidiaries during the past three years.

Compensation Committee.  The Compensation Committee is responsible for making recommendations to our Board of Directors with respect to the compensation of the Board and the compensation, benefits and other employment-related matters with regard to our Chief Executive Officer and our other executive officers.  The Compensation Committee has the authority to approve the material terms of employment and severance agreements with the Company’s executive officers, subject only to the requirement that the full Board of Directors must approve any provisions relating to the Chief Executive Officer’s compensation.  The Compensation Committee is responsible for the establishment of policies dealing with various compensation and employee benefit matters.  The Compensation Committee also administers the Company’s equity incentive plans under which awards may be made to our employees, and has the authority to make awards of stock options and restricted shares to our employees under such plans.

Pursuant to the written charter of the Compensation Committee, the Compensation Committee must consist of at least three directors who meet the independence requirements of the NASDAQ Marketplace Rules, federal securities laws and Section 162(m) of the Internal Revenue Code of 1986, as amended.  The members of the Compensation Committee, Messrs. Allspach, English, Frischkorn and Wilder, with Mr. Frischkorn serving as Chairman, all satisfy the applicable independence requirements.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for assisting our Board of Directors in identifying and evaluating qualified candidates to serve as nominees for directors and recommending such candidates to the Board, advising the Board about the appropriate composition of the Board and its committees, and assisting the Board in developing, reviewing, and implementing corporate governance practices.

Pursuant to the written charter of the Governance and Nominating Committee, the Governance and Nominating Committee must consist of at least three directors who meet the independence requirements of the NASDAQ Marketplace Rules.  The members of the Governance and Nominating Committee, Messrs. Allspach, Barmore, English and Shah, with Mr. English serving as Chairman, all satisfy the applicable independence requirements of the Exchange Act and the NASDAQ Marketplace Rules.

Special Litigation Committee.  The Special Litigation Committee is composed of three disinterested, independent directors and was formed to investigate, analyze and evaluate the allegations and claims made by stockholders in demand letters to the Company shortly after the execution by the Company of the Merger Agreement with A. Schulman, and with respect to any related, amended or other demand letters or lawsuits containing similar or related claims that may be filed or made in the future.  Messrs. English, Frischkorn and Gaubert are the members of the Special Litigation Committee, with Mr. English serving as Chairman.  The Special Litigation Committee will determine, after reasonable inquiry, whether it is in the best interests of the Company for any such claims to be pursued.

Committee Charters

The Board of Directors has adopted charters for each of the Audit Committee, Compensation Committee and Governance and Nominating Committee, all of which charters are available on our website at www.icopolymers.com.  A copy of each of these charters may also be obtained at no charge by written request to the Company at: ICO, Inc., 1811 Bering Drive, Suite 200, Houston, Texas 77057, Attention:  Corporate Secretary.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee currently consists of Messrs. Gaubert (Chairman), Barmore, Frischkorn and Shah.  The Board of Directors has determined that each member of the Audit Committee is independent, as defined in Rule 4200(a) of the NASDAQ Marketplace Rules and as set forth in Rule 10A-3(b)(1) of the Exchange Act.  In addition, the Board of Directors has determined that Messrs. Gaubert, Frischkorn and Barmore each qualify as an "audit committee financial expert" (as defined in the rules of the SEC).

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our Board of Directors is responsible for developing and making recommendations to the Board with respect to our executive compensation programs.  The Compensation Committee also administers our equity incentive compensation plans.  The members of the Compensation Committee are Messrs. Frischkorn (Chairman), Allspach, English and Wilder, each of whom the Board of Directors has determined to be an independent director, as defined in the listing requirements of the NASDAQ Marketplace Rules.  This discussion and analysis describes the components of our compensation program for our named executive officers and describes the basis on which the compensation determinations for fiscal years 2008 and 2009 were made by the Compensation Committee with respect to such officers.

The Company’s “Executive Leadership Team” (“ELT”) is the group of executives with primary oversight responsibility for the Company’s management and global policies and business strategy.  The ELT currently consists of the following six individuals:

•	the Chief Executive Officer and President (“CEO”): A. John Knapp, Jr., who was appointed CEO in October 2005.

•	the Chief Financial Officer and Treasurer (“CFO”): Bradley T. Leuschner, who was appointed CFO effective in January 2008.

•	the three “Business Unit Presidents,” namely:

o	Stephen E. Barkmann, President of the Company’s Bayshore Industrial division.
o	Derek R. Bristow, President of the Company’s ICO Europe and ICO Asia Pacific divisions.
o	Donald E. (“Eric”) Parsons, President of the Company’s ICO Polymers North America division.

•	the General Counsel and Secretary (“GC”): Charlotte Fischer Ewart.

Dario E. Masutti served as President of the Company’s ICO Asia Pacific division and as an ELT member until his resignation on December 31, 2008.  Effective May 18, 2009, Derek R. Bristow was appointed to serve as President of our ICO Asia Pacific division (while continuing to serve as President of the Company’s ICO Europe Division).

Our “named executive officers” for fiscal year 2009, as indicated in the Summary Compensation Table for 2009 on page 19, are Messrs. Knapp, Leuschner, Barkmann, Bristow and Parsons.

Compensation Philosophy and Objectives

The primary goals of the Compensation Committee with respect to executive compensation are to:  (i) attract, motivate and retain strong executive talent; (ii) encourage financial and operational performance by executive management; and (iii) align executive compensation with shareholder value creation.  Each element of executive compensation is designed to fulfill one or more of these goals.  These compensation elements consist of base salary, annual performance compensation and long-term equity incentive compensation, as more specifically described below.  Our named executive officers are also entitled to participate in standard health, welfare and retirement savings plans to the extent available to our other employees.  The Compensation Committee believes that our executive compensation programs are properly balanced to provide appropriate motivation for both the executives in the field and in the corporate office.

Compensation Objectives

Attract, Motivate and Retain.  The Compensation Committee believes that its total executive compensation package payout opportunities serve to attract, motivate and retain strong, talented executive officers, including its named executive officers.  The Compensation Committee believes that the combination of the three key elements of executive compensation serve to motivate and encourage the continued service of our named executive officers.  These three elements are:

•	a base salary that is periodically adjusted to reflect an individual’s management experience and effectiveness over time;

•	incentive compensation in the form of an annual incentive cash bonus tied to specific performance measures and subjective factors, with significant payout potential if targets are achieved; and

•	periodic long-term equity incentive compensation awards of stock options or restricted stock, with vesting schedules designed to promote retention.

The base salary element is designed to provide reasonable, but not excessive, base pay compensation for ongoing efforts, management experience and effectiveness and demonstration of leadership ability.  The annual incentive bonus element is designed to reward annual achievements, and to be commensurate with each named executive officer’s scope of responsibility.  The equity incentive compensation element is intended to reward performance, but also to incentivize longer-term performance and results, and to serve as a retention tool.

Prior to March 2007, stock options were the only form of equity incentive compensation available for awards to our employees, including named executive officers.  In March 2007, our shareholders approved an amendment and restatement of the Company’s Fourth Amended and Restated 1998 Stock Option Plan (now known as the Third Amended and Restated ICO, Inc. 2007 Equity Incentive Plan, and hereinafter referred to as the “2007 Employee Plan”) to, among other things, provide for the award of restricted shares.  Following the March 2007 amendment and restatement of the 2007 Employee Plan, equity incentive compensation for named executive officers has been in the form of restricted shares rather than stock options.  The Compensation Committee favors awarding restricted shares instead of stock options as equity incentive compensation, in part because restricted share awards result in less dilution to our existing shareholders.

Performance.  The amount of executive compensation for each named executive officer is designed to reflect his continued high performance, including the performance of the business unit or other areas of responsibility of the named executive officer.  The key elements of compensation that are performance-based are:

•	the annual incentive bonus; and

•	equity incentive compensation.

Alignment with Shareholders.  The Compensation Committee seeks to directly link a significant portion of executive compensation to the enhancement of shareholder value.  The key elements of executive compensation that align the interests of the named executive officers with those of our shareholders are:

•
equity incentive compensation, which ties a portion of executive compensation directly to shareholder value because the value of these awards depends upon the appreciation of shares of our common stock; and

•
for our U.S.-based employees, including those who are named executive officers, the Company matches employee salary deferrals to our retirement savings plan established pursuant to Internal Revenue Code Section 401(k) up to an amount equal to 4% of the employee’s base salary, which directly links a portion of executive compensation to shareholder value because the Company match is in the form of shares of our common stock.

Implementing the Compensation Objectives

Determining Compensation.  The Compensation Committee reviews the performance of the Company and carefully considers each named executive officer’s performance and scope of responsibility in making decisions about whether to materially increase or decrease an executive’s compensation.  Specific factors affecting compensation decisions for named executive officers include:

•
evaluation of the executive’s performance on strategic initiatives within the executive’s scope of responsibility, as well as the executive’s contributions toward achieving strategic Company-wide objectives;

•	the overall performance of the Company during the fiscal year, considering factors including the Company’s consolidated operating income, return on invested capital and return on equity;

•
with regard to the named executive officers who are Business Unit Presidents, evaluation of performance of the business units under their control against the key financial measurements of operating income, return on invested capital, investment turnover and cash flow from continuing operations;

•	with regard to the CFO, success in controlling corporate expenses; and

•	subjective factors.

In establishing annual performance payout targets for the annual incentive bonus element of compensation, the Compensation Committee considers the Company’s business plan for the fiscal year as well as industry and market factors that may affect performance during the upcoming year.

The Compensation Committee may consider competitive market compensation paid by other companies, but does not attempt to maintain a certain target percentile within a peer group or otherwise rely on such data to determine executive compensation.  The Compensation Committee does not have a specific policy regarding allocation between cash and non-cash compensation, but believes it achieves an appropriate balance between cash payments and equity incentive compensation to meet the objectives of its executive compensation program.

Role of the Executives in Determining Compensation.  The Compensation Committee has final approval authority with regard to all of our named executive officers except the CEO, whose compensation must ultimately be approved by the full Board of Directors.  The CEO does provide significant input to the Compensation Committee regarding the compensation of the named executive officers, including his own pay.  The other named executive officers do not play a significant role in their own compensation determinations, other than discussing individual performance objectives with the CEO and the Chairman of the Board.

Role of Compensation Consultants.  Neither the Company nor the Compensation Committee has used the services of any compensation consultants in matters affecting the compensation of named executive officers or directors.

Equity Award Practices.  As noted above, prior to fiscal year 2007, equity incentive compensation was exclusively in the form of stock options, as the Company’s equity incentive compensation plans did not allow for restricted share awards.  In fiscal year 2007, the 2007 Employee Plan was amended to allow for restricted share awards, and equity incentive compensation awarded to our named executive officers in fiscal year 2007 was exclusively in the form of restricted shares.  The Compensation Committee believes that stock options and restricted shares are both excellent tools for long-term compensation and shareholder alignment, but the Committee currently prefers to award restricted shares, in part, because restricted share awards result in less dilution to our existing shareholders.  Therefore, as of fiscal year 2007, it is the Compensation Committee’s informal policy to award restricted shares rather than stock options to employees, including named executive officers, except with regard to employees located in some countries outside the U.S. where tax, accounting or legal considerations warrant otherwise.

The Compensation Committee periodically reviews the status of the Company’s employee and non-employee director equity incentive compensation plans, considering: stock options issued and currently outstanding under the plans; the number of shares currently available for stock-based awards under the plans; the number of stock options recently exercised, forfeited or cancelled; and total potential dilution of the outstanding shares of common stock if all outstanding stock options were exercised and all restricted shares became fully vested.  It is the Compensation Committee’s informal policy that dilution potential not exceed 10% of the total number of our issued and outstanding common shares.

The Compensation Committee does not have a formal policy regarding the number of shares of equity incentive compensation awards it makes on an annual or other basis to named executive officers or other key employees.  The number of shares of equity incentive compensation awards made to a particular ELT member, including the CEO, in a given fiscal year has been determined by the Compensation Committee, with input from our CEO, based upon the general view of overall performance of the ELT member, but also with considerable significance given to motivating the employee to focus beyond the current fiscal year, and to serve as a retention tool.  With regard to ELT members who are Business Unit Presidents, the Compensation Committee generally takes into account the intrinsic value of the business unit overseen by such President, including recent accomplishments that are likely to increase the business unit’s intrinsic value (which term is not specifically defined for the Compensation Committee’s purposes or calculated using any particular formula).  When awarding equity incentive compensation to named executive officers and other key employees, the Compensation Committee may take into account the number of equity incentive compensation awards previously awarded to the employee.  Prior to approving awards of equity incentive compensation to employees of the business units, the Compensation Committee will ask each Business Unit President to make recommendations regarding the individuals in his business unit who should receive the awards and the allocations among them, and the CEO may discuss the Business Unit President’s recommendation with the Business Unit President before the recommendation is finally submitted to the Compensation Committee for approval.

For a discussion of the timing of equity incentive compensation awards to our named executive officers or other key employees during the fiscal year, see “Equity (Long-Term) Compensation” on page 10.

The Compensation Committee’s consistent policy when awarding stock options has been to price stock options at the “fair market value” of our shares of common stock on the date of award.  As defined in the 2007 Employee Plan and our other employee equity incentive plans, the “fair market value” of the shares is the closing price of the shares on the NASDAQ Stock Market on the date of the award, or if the shares are not traded on the date of the award, then on the most recent date of trading activity.  Provisions in each of our equity incentive plans prohibit awarding stock options with an exercise price that is lower than the fair market value of the shares on the date of award.  We account for equity incentive compensation, including stock options, in accordance with the requirements of the FAS 123R, which the Company adopted effective October 1, 2005.

Tax Deductibility of Compensation.  Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to its chief executive officer or any of a company’s four other most highly compensated executive officers who are employed as of the end of the year.  This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (which includes stock options with exercise prices equal to the fair market value of the shares on the date of award).  The Compensation Committee currently believes that the Company should be able to continue to manage its executive compensation program for executive officers so as to preserve the related federal income tax deductions.

Elements Used to Achieve Compensation Objectives

Annual Cash Compensation

Base Salary.  The Compensation Committee has informally established a cap on the base salaries of the ELT members at U.S. $280,000.  If a base salary is paid in foreign currency, then the intention is that the amount paid in foreign currency roughly equals U.S. $280,000 (subject to exchange rate fluctuations).  Currently only Messrs. Knapp, Barkmann and Bristow earn base salaries of or targeted at U.S. $280,000, while the other ELT members have lower base salaries, commensurate with their experience and other factors. The Compensation Committee intends for the base salary of the ELT members, including the named executive officers, to be reasonable, as well as commensurate with experience and responsibilities, but not to be excessive, with the acknowledgement that a significant portion of the annual cash payment to the named executive officers should be based on their annual performance.

Annual Performance Compensation.  We have historically provided the annual incentive bonus to the ELT members, including the named executive officers, in the form of a cash bonus.  As noted above, the ELT consists of the CEO, the CFO, the current Business Unit Presidents and the GC.  Our named executive officers are all ELT members.

Early in each fiscal year, the Compensation Committee establishes a separate annual incentive bonus plan applicable for each of our ELT members.  The annual incentive bonus plan for each ELT member is customized based on the annual budget, the Company’s business and targets, strategic initiatives, and established metrics for the division or other scope of responsibility that is directly supervised by the ELT member, and is designed with the aim of awarding the ELT member based on performance against budget and targets, achieving strategic initiatives and subjective factors. The ELT annual incentive plans for fiscal years 2008 and 2009 applicable to the CEO, however, consist simply of a formula based on the average bonuses awarded to other ELT members pursuant to their respective annual incentive plans, as described more specifically below.

The fiscal year 2008 ELT incentive bonus plans, as originally approved by the Compensation Committee, provided for a bonus payable only in the form of cash.  However, in the first quarter of fiscal year 2009 the Compensation Committee offered each ELT member the option to cancel all or a portion of their respective fiscal year 2008 cash bonus awards in exchange for an equivalent award of restricted shares (calculated based on the fair market value of the shares as of December 15, 2008).  Messrs. Knapp, Barkmann and Leuschner each chose to cancel a portion of their respective fiscal year 2008 cash bonuses in exchange for a restricted share award.  These restricted share awards, which were issued in fiscal year 2009, are discussed below and shown in the Grants of Plan-Based Awards table shown on page 21.  The referenced restricted shares have “three-year cliff vesting,” meaning that 100% of each award vests on the third anniversary of the date of award, provided that the executives continue to be employed by the Company as of the vesting date.

The fiscal year 2009 base salaries and annual incentive bonuses paid to our named executive officers are discussed below and shown in the Summary Compensation Table for 2009 on page 19.

Equity (Long-Term) Compensation

Stock Options and Restricted Shares.  As described above, the Compensation Committee awards equity incentive compensation, consisting of long term incentives in the form of stock options and restricted shares.  Equity incentive compensation is designed to directly link a significant portion of executive compensation to shareholder value because the value of this form of compensation depends on the appreciation of the shares of our common stock.  Additionally, equity incentive compensation, which is generally awarded with vesting provisions that will result in forfeiture of the award if the employee leaves the Company prior to the end of the vesting period, encourages employee retention.  The Compensation Committee believes that equity incentive compensation is appropriate for the named executive officers, as well as other key employees of the Company and its subsidiaries.

The Compensation Committee’s equity incentive compensation award practices are described in “Equity Award Practices” on page 8.

During fiscal year 2009, a total of 343,025 restricted shares were awarded to employees of the Company and its subsidiaries, of which 256,025 restricted shares were awarded to named executive officers.  It should be noted, however, that 77,539 of these restricted shares (“replacement shares”) were issued to Mr. Knapp to replace all 77,539 of the restricted shares held by him, which were cancelled during fiscal year 2009 upon the issuance of the replacement shares.  Please see “Compensation of the Chief Executive Officer” on page 11 for additional information.  All of the restricted share awards awarded during fiscal year 2009, except for the replacement shares awarded to Mr. Knapp, have three-year cliff vesting.  No stock options were awarded to Company employees (including the named executive officers) in fiscal year 2009.

While the Compensation Committee has no formal commitment to award equity incentive compensation to any employee on an annual basis, in the event that the merger with A. Schulman contemplated by the Merger Agreement is not consummated, the Committee anticipates that restricted share awards may be made to key employees, including our named executive officers, on an annual basis.  During the first several months of fiscal year 2009, the Compensation Committee had anticipated that annual equity incentive compensation awards to key employees would be made, in accordance with the Committee’s past practice, during the later part of the first quarter of fiscal year 2010 when the Committee would review the other elements of key employees’ compensation; however, given the December 2, 2010 announcement of the Merger Agreement with A. Schulman, the Committee did not consider or approve annual equity incentive compensation awards to key employees during the first quarter of fiscal year 2010.

In the event that the merger is not consummated, the Compensation Committee expects that occasional equity incentive compensation awards may be approved by the Committee other than on the annual basis when it considers broad-based awards.  For example, a one-off award of equity incentive compensation may be approved during the fiscal year when a new key employee joins the Company or an employee is promoted to a key position, or as a retention tool and to recognize performance for employees who have demonstrated exceptional performance during the fiscal year, especially for employees who did not receive a restricted share award earlier in the year at the time when other employees may have received awards.

Retirement Plans – Company Matching

We do not provide retirement benefits to our named executive officers, other than through our standard defined contribution plans to the same extent applicable to all employees.  We maintain several defined contribution plans that cover employees who meet certain eligibility requirements related to age and period of service with the Company. The plan in which an employee is eligible to participate depends upon the subsidiary for which the employee works.  Our U.S. employees who meet certain eligibility requirements may participate in our 401(k) plan, under which the Company matches employee salary deferrals with shares of our common stock.  Many of our foreign plans, including the plan applicable to Mr. Bristow described below, require the Company to match employees’ contributions in cash; however, the Company does not match any employee contributions in foreign plans with common stock.

Messrs. Knapp, Barkmann, Leuschner and Parsons, each of whom are employed by domestic subsidiaries of the Company, are eligible to participate in our 401(k) plan.  Under the 401(k) plan, the Company makes matching contributions in the form of common stock in an amount equal to a maximum of 4% of a participating employee’s base salary.  The Company’s matching contributions in the 401(k) plan related to fiscal year 2009 salary deferrals were mandatory and vested immediately.  The 401(k) plan also includes a discretionary matching feature pursuant to which we may elect to distribute a share of our profits pro-rata to employees in cash, although we have had no obligation to make a profit sharing contribution in the past, and have not, as of the date of this Form 10-K/A, made any commitment to do so in the future.

Other Benefits

We provide our named executive officers with other benefits, as reflected in the “All Other Compensation” column in the Summary Compensation Table for 2009 shown on page 19.  The Compensation Committee believes that these benefits are reasonable.  Most of the benefits are consistent with the Company’s compensation program that applies to all of our employees, including employees who are not executive officers.  The cost of these benefits constitutes a relatively small percentage of each named executive officer’s total compensation.

Compensation for Named Executive Officers in Fiscal Year 2009 and Compensation Arrangements for Fiscal Year 2010

The annual incentive bonus payouts for each of the named executive officers for fiscal year 2009 reflect the Company’s performance in fiscal year 2009 against financial and operational measurements.  A more detailed analysis of our financial and operational performance in fiscal year 2009 is contained in the Management’s Discussion & Analysis section of our 2009 10-K, which was filed with the SEC on December 4, 2009.

Compensation of the Chief Executive Officer

Fiscal Year 2009:  For fiscal year 2009, the three key elements of the compensation for our CEO were:

1.              Base Salary: $250,000.

2.      Fiscal Year 2009 Annual Incentive Bonus:  Mr. Knapp was entitled to be paid a fiscal year 2009 cash bonus, calculated pursuant to his fiscal year 2009 incentive bonus plan.  Mr. Knapp’s annual incentive bonus was calculated based on the average of the fiscal year 2009 annual incentive bonuses paid to the Business Unit Presidents, as follows:

The sum of the annual incentive bonuses paid to the Company’s other
ELT members based on FY 2009 performance,
in accordance with their respective annual incentive bonus plans divided by:

The sum of the fiscal year 2009 base salaries of the Company’s other ELT members multiplied by:

Mr. Knapp’s fiscal year 2009 annual base salary ($250,000)

Mr. Knapp earned $46,735 pursuant to the above formula.

3. Restricted Shares:

a)         Shares in lieu of fiscal year 2008 annual incentive cash bonus:  As noted above, following the end of fiscal year 2008 the Compensation Committee offered each ELT member the option to cancel all or a portion of their respective cash bonus awards in exchange for an equivalent award of restricted shares (calculated based on the fair market value of the shares as of the grant date, December 15, 2008).  Mr. Knapp elected to cancel $30,000 of his $57,661 fiscal year 2008 cash bonus in exchange for an award of 11,539 restricted shares, which were issued on December 15, 2008 and are shown in the Grants of Plan-Based Awards table on page 21.  While this award of restricted shares was made during the first quarter of fiscal year 2009, it was intended to serve as an element of fiscal year 2008 compensation (in that it replaced a portion of the bonus to which Mr. Knapp became entitled based on fiscal year 2008 performance).

b)         “Annual” Restricted Share Award:  In addition to the 11,539 restricted shares described in the preceding paragraph which were received by Mr. Knapp in exchange for forfeiture of a portion of his annual incentive cash bonus, Mr. Knapp received a separate award of 30,000 restricted shares on December 15, 2008 (the same date when restricted shares were awarded to other key employees, including the named executive officers).  The award of 30,000 restricted shares to Mr. Knapp, as well as to the other key employees who received awards on that date, was made pursuant to the philosophy described under “Equity (Long-Term) Compensation.”

c)         “Award of “Replacement Shares”: On March 4, 2009, the Company announced that the Board of Directors had initiated an exploratory search for a new CEO with industry background to replace Mr. Knapp.  The Company further announced that Mr. Knapp would continue to serve in his current position during the search process, and would continue to serve on the Board as Vice Chairman following the appointment of a new CEO.  The Board did not set a timeline for appointing a new CEO, but anticipated that it would be prior to the vesting date of Mr. Knapp’s 77,539 previously-awarded restricted shares.  Based on Mr. Knapp’s major accomplishments as CEO and his continuing contributions expected during the CEO search period, transition period, and anticipated tenure on the Board of Directors following the conclusion of his employment, the Board felt that it would be inappropriate for Mr. Knapp to forfeit his previously-awarded restricted shares at the end of his employment.  The Company’s equity incentive plan from which restricted share awards can be made to employees requires a minimum service period of one year (although typically employee awards have had three year cliff vesting), and on May 11, 2009, the Board, anticipating that Mr. Knapp would remain employed for one year (although his CEO term might conclude in less than a year), issued 77,539 new restricted shares (“replacement shares”) to Mr. Knapp with a vesting date of May 11, 2010, and cancelled the 77,539 restricted shares with vesting dates of August 17, 2010 and December 15, 2011 that were previously issued to Mr. Knapp.  The replacement shares are subject to forfeiture if Mr. Knapp’s employment terminates prior to the end of the one-year vesting period.

Fiscal Year 2010:  For fiscal year 2010, the key elements of Mr. Knapp’s compensation consist of the following:

1.      Base Salary:  Effective November 1, 2009, Mr. Knapp’s base salary was increased by $30,000 to $280,000.  All of the named executive officers, including Mr. Knapp, received increases in their base salaries, effective November 1, 2009, on the basis that the Board of Directors believes that the named executive officers’ base salaries are below market in comparison with similarly situated executives, and also given that the length of time since the named executive officers had received an increase in base salary.  The date of the last increase in Mr. Knapp’s base salary was October 1, 2007.

2.      Fiscal Year 2010 Annual Incentive Bonus:  Mr. Knapp is entitled to be paid a fiscal year 2010 cash bonus, calculated pursuant to his fiscal year 2010 incentive bonus plan.  Mr. Knapp’s annual incentive bonus will be calculated based on the average of the fiscal year 2010 annual incentive bonuses paid to the other five ELT members.  The formula is set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2009, and summarized as follows:

The sum of the annual incentive bonuses paid to the Company’s other five ELT members based on FY 2010 performance,
in accordance with their respective annual incentive bonus plans divided by:

The sum of the fiscal year 2010 base salaries of the Company’s other five ELT members multiplied by:

Mr. Knapp’s fiscal year 2010 annual base salary ($280,000)

Mr. Knapp will not be entitled to a FY 2010 annual incentive bonus if, prior to October 1, 2010 (a) he resigns from employment with the Company (except in the case of resignation or termination for “Good Reason”) or (b) he is terminated from employment for “Cause.”  If Mr. Knapp’s employment is terminated without Cause (including in connection with consummation of the merger with A. Schulman), a pro rata bonus will be paid to him following the conclusion of fiscal year 2010, in no event later than December 15, 2010.  For the purpose of this paragraph, “Good Reason” and “Cause” have the meanings ascribed to those terms in the Change in Control Severance Plan described on page 25 below.

The Compensation Committee believes that the fiscal year 2010 cash bonus formula, as discussed above, is an appropriate means to incentivize Mr. Knapp to assist the business units and ELT members to achieve their performance targets and strategic initiatives, which efforts should be a primary focus of the CEO.

3.      Restricted Shares:  As of the date of this filing, Mr. Knapp (along with the other ELT members) has not received any “annual” restricted share award in fiscal year 2010.  While the award of 30,000 restricted shares received by Mr. Knapp on December 15, 2008 (which was in fiscal year 2009), was recognized as an element of Mr. Knapp’s fiscal year 2009 compensation, the Compensation Committee considered the award to be, to some extent, also an element of fiscal year 2010 compensation, given the Committee’s philosophy regarding restricted share awards.

Compensation of the Business Unit Presidents

Fiscal Year 2009:  In fiscal year 2009, the key elements of the compensation of our Business Unit Presidents, Messrs. Barkmann, Bristow and Parsons were:

1.      Base Salary:  Fiscal year 2009 base salaries paid to our Business Unit Presidents who are also named executive officers were:

•	Stephen E. Barkmann: $250,480;
•	Derek R. Bristow: $250,000; and
•	Eric Parsons: $218,000.

Effective January 1, 2009, Mr. Bristow’s base salary was changed from $286,001 Australian dollars per year to U.S. $250,000 per year, payable in monthly installments, in Australian currency.

2.      Fiscal Year 2009 Annual Incentive Bonus:  Pursuant to the Business Unit Presidents’ fiscal year 2009 annual incentive bonus plans, which are filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 22, 2008, Messrs. Barkmann, Bristow and Parsons were eligible to earn a cash bonus of up to 100% of their respective base salaries, depending on actual performance during the fiscal year 2009 against the following key performance measures (weighted as indicated in parenthesis):

•	Business Unit operating income (15%);
•	Business Unit return on invested capital (15%);
•	Business Unit investment turnover (10%);
•	Business Unit cash flow from operations (20%);
•	Company consolidated return on equity (20%); and
•	Subjective factors (20%).

Based on performance against the above measures, as more specifically described in the tables below, Messrs. Barkmann, Bristow and Parsons earned and were paid fiscal year 2009 cash bonuses in the amounts of $53,720, $90,845 and $15,284, respectively, representing 21%, 36% and 7%, of their respective fiscal year 2009 base salaries.  The $90,845 bonus of Mr. Bristow, who was appointed President of our ICO Asia Pacific Division effective May 18, 2009, consisted of payment of $65,345 based on performance related to the ICO Europe Division, and $25,500 based on performance related to the ICO Asia Pacific Division.

The Compensation Committee selected the measurements of business unit operating income, business unit return on invested capital, business unit cash flow from operations and business unit investment turnover in the Business Unit Presidents’ plans because the Board of Directors is of the opinion that these are key measurements that the Business Unit Presidents should use to evaluate their respective business unit performance, and the Board desires that the Business Unit Presidents stay keenly focused on these metrics throughout the year.  The Compensation Committee has made the Company’s consolidated return on equity a measurement for the Business Unit Presidents’ annual incentive bonus because the Committee (and the Board) believes that the success of the Company depends on the collaborative efforts of the Business Unit Presidents despite their geographic differences.  By making a component of the annual incentive bonus to the Business Unit Presidents based on the success of the entire entity, there is an ongoing emphasis on team building, team spirit and contributions between our business units.  Finally, the Compensation Committee believes that a component of the annual incentive bonus should be subjective, based primarily on input from the CEO, who works day-to-day with the Business Unit Presidents and is, therefore, most well-suited to lead the evaluation of subjective performance factors.  Subjective factors may include positive items such as one Business Unit President’s significant contributions during the fiscal year to the efforts of another Business Unit President’s key initiatives, or, negative items such as acknowledgement that an executive failed to execute a key initiative (not necessarily reflected in the financial results) for the fiscal year at the level of the performance that was expected.

For each measurement, the bonus amount payable is calculated as the result achieved for each measurement (i.e., a 0%, 50% or 100% of base salary payout) multiplied by the weighting percentage, the result of which is then multiplied by the relevant Business Unit President’s base salary.  Results for each measurement falling between the targeted amounts adjust the payout targets by interpolating the percentage of: (i) the result achieved minus the lower threshold divided by (ii) the difference between the higher and lower target multiplied by (iii) the higher payout target percentage.  We are unable to disclose the subjective performance factors in the plans for each of Messrs. Barkmann, Bristow and Parsons as we believe this information would result in competitive harm.

Mr. Barkmann – Bayshore Industrial		Target(1)
Measurement	Weighting	0%	50%	100%	Actual Achievement(1)	Percentage Payout	Dollar Payout
Business Unit Operating Income	15%	$4.4	$7.0	$9.6	$6.2	34%	$ 12,688
Business Unit Return on Invested Capital	15%	35%	40%	45%	29%	0%	$ --
Business Unit Investment Turnover	10%	3.2x	3.4x	3.6x	3.0x	0%	$ --
Business Unit Cash Flow from Operations	20%	$6.5	$8.0	$9.5	$9.0	82%	$ 41,032
Consolidated Return on Equity	20%	15%	20%	25%	0%	0%	$ --
Subjective Factors (1)	20%					0%	$ --
TOTAL							$ 53,720
__________________

(1)	Dollars in millions.

Mr. Bristow – ICO Europe		Target(1)
Measurement	Weighting	0%	50%	100%	Actual Achievement(1)	Percentage Payout	Dollar Payout
Business Unit Operating Income	15%	$4.1	$7.0	$9.9	$5.7	28%	$ 10,345
Business Unit Return on Invested Capital	15%	15%	20%	25%	11%	0%	$ --
Business Unit Investment Turnover	10%	3.2x	3.4x	3.6x	2.5x	0%	$ --
Business Unit Cash Flow from Operations	20%	$10	$12	$14	$18	100%	$ 50,000
Consolidated Return on Equity	20%	15%	20%	25%	0%	0%	$ --
Subjective Factors (1)	20%					10%	$ 5,000
TOTAL							$ 65,345
__________________

(1)	Dollars in millions.

Mr. Bristow – ICO Asia Pacific		Target(1)
Measurement	Weighting	0%	50%	100%	Actual Achievement(1)	Percentage Payout	Dollar Payout
Business Unit Operating Income	15%	$1.3	$3.5	$4.8	$(2.7)	0%	$ --
Business Unit Return on Invested Capital	15%	20%	25%	30%	(9%)	0%	$ --
Business Unit Investment Turnover	10%	3.2x	3.4x	3.6x	1.8x	0%	$ --
Business Unit Cash Flow from Operations	20%	$8	$10	$12	$10	51%	$ 25,500
Consolidated Return on Equity	20%	15%	20%	25%	0%	0%	$ --
Subjective Factors (1)	20%					0%	$ --
TOTAL							$ 25,500
__________________

(1)	Dollars in millions.

Mr. Parsons – IPNA		Target(1)
Measurement	Weighting	0%	50%	100%	Actual Achievement(1)	Percentage Payout	Dollar Payout
Business Unit Operating Income	15%	$1.3	$4.0	$6.7	$2.0	13%	$ 4,239
Business Unit Return on Invested Capital	15%	20%	25%	30%	9%	0%	$ --
Business Unit Investment Turnover	10%	3.2x	3.4x	3.6x	1.5x	0%	$ --
Business Unit Cash Flow from Operations	20%	$1.1	$2.3	$3.5	$1.5	15%	$ 6,685
Consolidated Return on Equity	20%	15%	20%	25%	0%	0%	$ --
Subjective Factors (1)	20%					10%	$ 4,360
TOTAL							$ 15,284
__________________

(1)	Dollars in millions.

3.      Restricted Shares:

a)      Shares in lieu of fiscal year 2008 annual incentive cash bonus:  As noted above, following the end of fiscal year 2008 the Compensation Committee offered each ELT member the option to cancel all or a portion of their respective cash bonus awards in exchange for an equivalent award of restricted shares (calculated based on the fair market value of the shares as of the grant date, December 15, 2008).  Mr. Barkmann elected to cancel $37,661 of his $59,970 fiscal year

2008 cash bonus in exchange for an award of 14,485 restricted shares, which were issued on December 15, 2008 and are shown in the Grants of Plan Based-Awards table shown on page 21.  The referenced restricted shares vest on December 15, 2011, and are subject to forfeiture if Mr. Barkmann’s employment terminates prior to the end of the three-year vesting period.  While this award of restricted shares was made during the first quarter of fiscal year 2009, it was intended to serve as an element of Mr. Barkmann’s fiscal year 2008 compensation (in that it replaced a portion of the bonus to which Mr. Barkmann became entitled based on fiscal year 2008 performance).  Neither Mr. Bristow nor Mr. Parsons elected to cancel any portion of their fiscal year 2008 cash bonuses in exchange for restricted shares.

b)      “Annual” Restricted Share Award:  On December 15, 2008, Messrs. Barkmann, Bristow and Parsons received awards of 36,000, 34,000 and 20,000 restricted shares, respectively.  The referenced restricted shares vest on December 15, 2011, and are subject to forfeiture if the employee’s employment terminates prior to the end of the three-year vesting period.  In addition, Mr. Bristow received an award of 21,000 restricted shares on May 11, 2009 in connection with his appointment as Business Unit President for our ICO Asia Pacific division effective on May 18, 2009.  The May 11, 2009 restricted shares vest on May 11, 2012, and are subject to forfeiture if the Mr. Bristow’s employment terminates prior to the end of the three-year vesting period.  The December 15, 2008 and May 11, 2009 restricted share awards referred to in this paragraph were made pursuant to the philosophy described under “Equity (Long-Term) Compensation” on page 10.

Fiscal Year 2010:  For fiscal year 2010, the key elements of the compensation of our Business Unit Presidents consist of the following:

1.      Base Salary:  Effective November 1, 2009, Mr. Barkmann’s and Mr. Bristow’s respective base salaries increased from U.S. $250,000 per year to U.S. $280,000 per year, and Mr. Parson’s base salary increased from U.S. $218,000 per year to U.S. $230,000 per year.  Mr. Bristow’s base salary is payable in Australian currency.  All of the named executive officers, including the Business Unit Presidents, received increases in their base salaries, effective November 1, 2009, on the basis that the Board of Directors believes that the named executive officers’ base salaries are below market in comparison with similarly situated executives, and also given the length of time since the named executive officers had received an increase in base salary.  The date of the last increase in the base salaries of Messrs. Barkmann, Bristow and Parsons were, respectively: February 1, 2007; January 1, 2008; and January 1, 2008.

2.      Fiscal Year 2010 Annual Incentive Bonus:  Pursuant to the Business Unit Presidents’ fiscal year 2010 annual incentive bonus plans, which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 8, 2009, Messrs. Barkmann, Bristow and Parsons are eligible to earn a cash bonus of up to 100% of their respective base salaries, depending on actual performance during the fiscal year 2010 against the following key performance measures (weighted as indicated in parenthesis):

•	Business Unit operating income (20%);
•	Business Unit return on invested capital (15%);
•	Business Unit investment turnover (10%);
•	Business Unit cash flow from operations (10%);
•	Company consolidated return on equity (25%); and
•	Subjective factors (20%).

With regard to the Business Unit Presidents’ fiscal year 2010 annual incentive bonus plans, the Committee continues to maintain the compensation philosophy described under “Fiscal Year 2009 Annual Incentive Bonus” on page 13.  The performance measures in the 2010 plans are identical to the performance measures in the 2009 plans.  The weighting, however, has been slightly revised as follows:  (i) Business Unit operating income weighting has been increased from 15% to 20%; (ii) Business Unit cash flow from operations weighting has been decreased from 20% to 10%; and (iii) Company consolidated return on equity weighting has been increased from 20% to 25%.

A Business Unit President will not be entitled to a FY 2010 annual incentive bonus if, prior to October 1, 2010 (a) he resigns from employment with the Company (except in the case of resignation or termination for “Good Reason”) or (b) he is terminated from employment for “Cause.”  If the Business Unit President’s employment is terminated without Cause (including in connection with consummation of the merger with A. Schulman), a pro rata bonus will be paid to him following the conclusion of fiscal year 2010, in no event later than December 15, 2010.  For the purpose of this paragraph, “Good Reason” and “Cause” have the meanings ascribed to those terms in the Change in Control Severance Plan described on page 25 below.

3.      Restricted Shares:  As of the date of this filing, Messrs. Barkmann, Bristow and Parsons (along with the other ELT members) have not received any “annual” restricted share awards in fiscal year 2010.  While the awards received by Messrs. Barkmann, Bristow and Parsons of 36,000, 34,000 and 20,000 restricted shares, respectively, on December 15, 2008 (which was in fiscal year 2009), were recognized as an element of the Business Unit Presidents’ fiscal year 2009 compensation, the Compensation Committee considered the awards to be, to some extent, also an element of fiscal year 2010 compensation, given the Committee’s philosophy regarding restricted share awards.

Compensation of the Chief Financial Officer

Fiscal Year 2009:  In fiscal year 2009, key elements of the compensation of our CFO, Mr. Leuschner, were:

1.      Base Salary:  $216,000.

2.      Fiscal Year 2009 Annual Incentive Bonus:  Pursuant to the CFO’s fiscal year 2009 annual incentive bonus plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 22, 2009, Mr. Leuschner was eligible to earn a cash bonus of up to 54% of his base salary, depending on actual performance during the 2009 fiscal year against the following key performance measures (weighted as indicated in parenthesis):

•	Corporate expense (25%);
•	Company consolidated return on equity (25%);
•	Company consolidated cash flow from operations (25%);
•	Subjective factors (25%).

Based on performance against the above measures, as more specifically described in the table below, Mr. Leuschner was entitled to be paid a fiscal year 2009 cash bonus in the amount of $50,216, representing 23.2%, of his fiscal year 2009 base salary.

The measurement of corporate expense in the CFO’s plan was selected by the Compensation Committee because the CFO has primary oversight responsibility for corporate office budgeting and expenses, and significant management responsibility at the corporate office, and the CFO’s job responsibilities include focusing on controlling corporate expenses.  Consolidated cash flow from operations was selected by the Compensation Committee as a measurement because the Committee wants the CFO to devote special focus to this measurement, especially given the economic environment during fiscal year 2009.  The above comments regarding the Compensation Committee’s philosophy for including the Company’s consolidated return on equity and subjective factors in the Business Unit Presidents’ annual incentive bonus plans apply equally to the inclusion of these measurements in the CFO’s plan.

For each measurement, the bonus amount payable is calculated as the result achieved for each measurement (i.e., a 0%, 27% or 54% of base salary payout) multiplied by the weighting percentage, the result of which is then multiplied by the CFO’s base salary.  Results for each measurement falling between the targeted amounts adjust the payout targets by interpolating the percentage of:  (i) the result achieved minus the lower threshold divided by (ii) the difference between the higher and lower target multiplied by (iii) the higher payout target percentage.  We are unable to disclose the subjective performance factors in Mr. Leuschner’s plan as we believe this information would result in competitive harm.

		Target(1)
Measurement	Weighting	0%	27%	54%	Actual Achievement(1)	Percentage Payout	Dollar Payout
Corporate Expense	25%	$6.7	$6.0	$5.3	$5.9	29%	$ 15,656
Company Consolidated Return on Equity	25%	15%	20%	25%	0%	0%	$ --
Company Consolidated Cash Flow	25%	$18	$26	$34	$43	54%	$ 29,160
Subjective Factors	25%					10%	$ 5,400
TOTAL							$ 50,126
__________________

(1)	Dollars are in millions of dollars.

3.	Restricted Shares:

a)         Shares in lieu of fiscal year 2008 annual incentive cash bonus:  As noted above, following the end of fiscal year 2008 the Compensation Committee offered each ELT member the option to cancel all or a portion of their respective cash bonus awards in exchange for an equivalent award of restricted shares (calculated based on the fair market value of the shares as of the grant date, December 15, 2008).  Mr. Leuschner elected to cancel $9,000 of his $44,194 fiscal year 2008 cash bonus in exchange for an award of 3,462 restricted shares, which were issued on December 15, 2008 and are shown in the Grants of Plan-Based Awards table on page 21.  The referenced restricted shares vest on December 15, 2011, and are subject to forfeiture if Mr. Leuschner’s employment terminates prior to the end of the three-year vesting period.  While this award of restricted shares was made during the first quarter of fiscal year 2009, it was intended to serve as an element of Mr. Leuschner’s fiscal year 2008 compensation (in that it replaced a portion of the bonus to which Mr. Leuschner became entitled based on fiscal year 2008 performance).

b)         “Annual” Restricted Share Award:  In addition to the 3,462 restricted shares described in the preceding paragraph which were received by Mr. Leuschner in exchange for forfeiture of a portion of his annual incentive cash bonus, Mr. Leuschner received a separate award of 8,000 restricted shares on December 15, 2008 (the same date when restricted shares were awarded to other key employees, including the named executive officers).  The referenced restricted shares vest on December 15, 2011, and are subject to forfeiture if Mr. Leuschner’s employment terminates prior to the end of the three-year vesting period.   The award of 8,000 restricted shares to Mr. Leuschner, as well as to the other key employees who received awards on that date, was made pursuant to the philosophy described under “Equity (Long-Term) Compensation.”

Fiscal Year 2010:  For fiscal year 2010, the key elements of the compensation of the CFO will consist of the following:

1.      Base Salary:  Effective November 1, 2009, Mr. Leuschner’s base salary increased from $216,000 per year to $230,000 per year.  All of the named executive officers, including Mr. Leuschner, received increases in their base salaries, effective November 1, 2009, on the basis that the Board of Directors believes that the named executive officers’ base salaries are below market in comparison with similarly situated executives, and also given the length of time since the named executive officers had received an increase in base salary.  The date of the last increase in the base salary of Mr. Leuschner was January 1, 2008, when Mr. Leuschner’s base salary was increased in consideration of his promotion from the position of Chief Accounting Officer to the positions of Chief Financial Officer and Treasurer.

2.      Fiscal Year 2010 Annual Incentive Bonus:  Pursuant to the CFO’s fiscal year 2010 annual incentive bonus plan, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2009, Mr. Leuschner is eligible to earn a cash bonus of up to 60% of his base salary, depending on actual performance during the fiscal year 2010 against the following key performance measures (weighted as indicated in parenthesis):

•	Corporate expense (25%);
•	Company consolidated return on equity (25%);
•	Company consolidated cash flow from operations (25%); and
•	Subjective factors (25%).

With regard to the CFO’s fiscal year 2010 annual incentive bonus plan, the Compensation Committee continues to maintain the compensation philosophy described under “Fiscal Year 2009 Annual Incentive Bonus” on page 17.  The performance measures and weighting in Mr. Leuschner’s fiscal year 2010 annual incentive bonus plan are identical to the performance measures in his fiscal year 2009 annual incentive bonus plan.

Mr. Leuschner will not be entitled to a FY 2010 annual incentive bonus if, prior to October 1, 2010 (a) he resigns from employment with the Company (except in the case of resignation or termination for “Good Reason”) or (b) he is terminated from employment for “Cause.”  If Mr. Leuschner’s employment is terminated without Cause (including in connection with consummation of the merger with A. Schulman), a pro rata bonus will be paid to him following the conclusion of fiscal year 2010, in no event later than December 15, 2010.  For the purpose of this paragraph, “Good Reason” and “Cause” have the meanings ascribed to those terms in the Change in Control Severance Plan described on page 25 below.

3.      Restricted Shares:  As of the date of this filing, Mr. Leuschner (along with the other ELT members) has not received any “annual” restricted share awards in fiscal year 2010.  While the award of 8,000 restricted shares received by Mr. Leuschner on December 15, 2008 (which was in fiscal year 2009) was recognized as an element of Mr. Leuschner’s fiscal year 2009 compensation, the Compensation Committee considered the awards to be, to some extent, also an element of fiscal year 2010 compensation, given the Committee’s philosophy regarding restricted share awards.

COMPENSATION COMMITTEE REPORT

The report of the Compensation Committee of the Board of Directors shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules, except for the required disclosure in this report, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) off Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE
David E. K. Frischkorn, Jr., Chairman Eugene R. Allspach Eric O. English Warren W. Wilder

Summary Compensation

The following table provides information about total compensation received for services rendered to the Company by our named executive officers for the last three fiscal years ended September 30, 2009.

Summary Compensation Table for 2009

Name and Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)		All Other Compensation ($)(4)		Total ($)
A. John Knapp, Jr., CEO	2009 2008 2007	250,000 250,000 200,000		-- -- --	91,065 91,494 13,455	-- 4,130 160,920	46,735 27,661 115,000		19,712 19,232 18,152	(5) (6) (7)	407,512 392,517 507,527
Stephen E. Barkmann, Pres., Bayshore Industrial	2009 2008 2007	250,480 250,480 245,643	(8)	-- -- --	133,231 104,856 15,420	42,288 52,224 66,924	53,720 22,309 196,591		19,712 19,232 21,132	(9) (10) (11)	499,431 449,101 545,710
Eric Parsons, Pres., IPNA†	2009 2008 --	218,000 212,868 --		-- -- --	58,307 46,603 --	19,381 22,157 --	15,284 49,608 --		19,064 18,624 --	(12) (13)	330,036 349,860 --
Derek Bristow, Pres., ICO Europe and ICO Asia Pacific	2009 2008 2007	250,000 257,127 232,345	(14) (15) (16)	-- -- --	87,543 58,253 8,567	22,287 26,794 37,700	90,845 91,294 138,838	(17) (18) (19)	32,313 26,264 18,588	(20) (21) (22)	482,988 459,732 436,038
Bradley T. Leuschner, CFO	2009 2008 2007	216,000 207,387 178,168	(23)	-- -- 39,000	39,726 26,274 1,285	-- 2,179 8,377	50,216 35,194 --		19,152 18,527 17,358	(24) (25) (26)	325,094 289,561 244,188

__________________

†	Mr. Parsons was not a named executive officer of the Company during fiscal year 2007.

(1)
Represents the dollar amount of restricted share compensation cost recognized for the years shown for financial statement reporting purposes based on the fair value, as of the date of grant, of restricted shares awarded in those years and prior fiscal years.  The fair value was calculated using the closing market price of the common stock on the date of award.  Assumptions used in the valuation of equity incentive compensation awards are included in Note 11 of the Company’s audited financial statements for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2009.  See the Grants of Plan-Based Awards Table for 2009 on page 21 for information on restricted share awards made in fiscal year 2009.  These amounts reflect the Company’s accounting expense for these restricted share awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
Represents the dollar amount of stock option compensation cost recognized for the years shown for financial statement reporting purposes based on the fair value, as of the date of grant, of stock options awarded in those years and prior fiscal years.  The fair value was estimated using the Black-Scholes model.  Assumptions made in the valuation of equity incentive compensation awards are discussed in Note 11 of the Company’s audited financial statements for the year ended September 30, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2009.  These amounts reflect the Company’s accounting expense for these stock option awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(3)
The amounts reported in this column reflect cash payments earned for the years shown by the named executive officers under the Company’s annual incentive bonus plans.  The annual incentive bonus plans for fiscal year 2009 are discussed under “Annual Cash Compensation” on page 9.

(4)
All eligible employees of the Company, including the named executive officers, are entitled to participate in standard health, welfare and retirement savings plans applicable to the subsidiary for which the employee works.  Under these plans, the Company makes certain premium payments and contributions to or on behalf of each of its named executive officers, just as it does for each of its eligible employees.  The amounts set forth in this column include the payments and contributions made to or on behalf of each of the named executive officers for the years shown.

(5)
Consists of 401(k) Plan matching contributions valued at $9,200, payment of the premium on a life insurance benefit policy for the benefit of Mr. Knapp of $132 and payment of $10,380 toward the premium on a health insurance policy for the benefit of Mr. Knapp.

(6)
Consists of 401(k) Plan matching contributions valued at $9,000, payment of the premium on a life insurance benefit policy for the benefit of Mr. Knapp of $132 and payment of $10,100 toward the premium on a health insurance policy for the benefit of Mr. Knapp.

(7)
Consists of 401(k) Plan matching contributions valued at $7,920, payment of the premium on a life insurance benefit policy for the benefit of Mr. Knapp of $132 and payment of $10,100 toward the premium on a health insurance policy for the benefit of Mr. Knapp.

(8)
Mr. Barkmann’s base salary at the beginning of the fiscal year ending September 30, 2006 was $243,400.  Effective January 1, 2007, his base salary was increased by $15,480 to $250,480.  $8,400 of this amount was in lieu of a car allowance that he previously received.  The actual dollar value of Mr. Barkmann’s base salary for fiscal year ending September 30, 2006 was $244,943.

(9)
Consists of 401(k) Plan matching contributions valued at $9,200, payment of the premium on a life insurance benefit policy for the benefit of Mr. Barkmann of $132 and payment of $10,380 toward the premium on a health insurance policy for the benefit of Mr. Barkmann.

(10)
Consists of 401(k) Plan matching contributions valued at $9,000, payment of the premium on a life insurance benefit policy for the benefit of Mr. Barkmann of $132 and payment of $10,100 toward the premium on a health insurance policy for the benefit of Mr. Barkmann.

(11)
Consists of a car allowance of $2,000, 401(k) Plan matching contributions valued at $8,800, payment of the premium on a life insurance benefit policy for the benefit of Mr. Barkmann of $132 and payment of $10,100 toward the premium on a health insurance policy for the benefit of Mr. Barkmann.

(12)
Consists of 401(k) Plan matching contributions valued at $8,552, payment of the premium on a life insurance benefit policy for the benefit of Mr. Parsons of $132 and payment of $10,380 toward the premium on a health insurance policy for the benefit of Mr. Parsons.

(13)
Consists of 401(k) Plan matching contributions valued at $8,392, payment of the premium on a life insurance benefit policy for the benefit of Mr. Parsons of $132 and payment of $10,100 toward the premium on a health insurance policy for the benefit of Mr. Parsons.

(14)	Mr. Bristow’s base salary was set in U.S. dollars, but payable in Australian dollars (AUD).
(15)
Mr. Bristow’s base salary was set at €162,800 for fiscal year ending September 30, 2008, although he was paid in New Zealand dollars (NZD) from October 2007 to November 2007, U.S. dollars in December 2007 and in AUD from January 1, 2008 to the end of the fiscal year ending September 30, 2008.  The portion of his base salary paid in AUD has been converted to U.S. dollars as of the date of payment.

(16)	Represents €162,800 converted to U.S. dollars at the median rate on September 30, 2007.
(17)	Mr. Bristow’s annual incentive bonus was calculated in U.S. dollars, but payable in AUD.
(18)	Represents AUD $140,825 converted into U.S. dollars at the median rate on December 8, 2008.
(19)	Represents €94,754 converted to U.S. dollars at the median rate on December 10, 2007.
(20)
Consists of superannuation (retirement) benefits of $27,794 (AUD $37,105 converted to U.S. dollars as of the date of payment), payment of the premium on a life insurance benefit policy for the benefit of Mr. Bristow of $844 (AUD $929 converted to U.S. dollars at the median rate on December 31, 2009) and payment of the premium on a health insurance policy for the benefit of Mr. Bristow of $3,675 (AUD $4,046 converted to U.S. dollars at the median rate on December 31, 2009).

(21)
Consists of superannuation (retirement) benefits of $17,651 (AUD $19,305 converted to U.S. dollars as of the date of payment), payment of the premium on a life insurance benefit policy for the benefit of Mr. Bristow of $687 (AUD $1,060 converted to U.S. dollars at the median rate on December 8, 2008) and payment of the premium on a health insurance policy for the benefit of Mr. Bristow of $3,466 (AUD $5,346 converted to U.S. dollars at the median rate on December 8, 2008).  Also includes aggregate cash payments totaling $4,460 (consisting of NZD $3,888 converted to U.S. dollars as of the date of payment and a payment of U.S. $1,476) in lieu of superannuation (retirement) benefits that otherwise would have been paid to Mr. Bristow during the time period from October 1, 2007 to December 31, 2007.

(22)
Consists of a cash payment in lieu of superannuation (retirement) benefits that otherwise would have been paid to Mr. Bristow of €13,024 (converted to U.S. dollars at the median rate on September 30, 2007).

(23)
Mr. Leuschner was appointed CFO on January 11, 2008.  His salary at the beginning of fiscal year ending September 30, 2008 was $184,008.  Effective January 1, 2008, his base salary was increased by $31,992 to $216,000.  The actual dollar value of Mr. Leuschner’s base salary for fiscal year ending September 30, 2008 was $207,387.

(24)
Consists of 401(k) Plan matching contributions valued at $8,640, payment of the premium on a life insurance benefit policy for the benefit of Mr. Leuschner of $132 and payment of $10,380 toward the premium on a health insurance policy for the benefit of Mr. Leuschner.

(25)
Consists of 401(k) Plan matching contributions valued at $8,295, payment of the premium on a life insurance benefit policy for the benefit of Mr. Leuschner of $132 and payment of $10,110 toward the premium on a health insurance policy for the benefit of Mr. Leuschner.

(26)
Consists of 401(k) Plan matching contributions valued at $7,126, payment of the premium on a life insurance benefit policy for the benefit of Mr. Leuschner of $132 and payment of $10,110 toward the premium on a health insurance policy for the benefit of Mr. Leuschner.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards to our named executive officers during fiscal year 2009.

Grants of Plan-Based Awards for 2009

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock And Option Awards ($)(1)
		Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)		Maximum (#)
(a)	(b)	(c)	(d)		(e)		(f)	(g)		(h)	(k)	(l)
A. John Knapp, Jr.	12/15/2008 12/15/2008 5/11/2009 --	-- -- -- --	-- -- -- 250,000	(5)	-- -- -- --		-- -- -- --	11,539 30,000 77,539 --	(2) (3) (4)	-- -- -- --	-- -- -- --	30,001 78,000 201,601 --

Stephen E. Barkmann	12/15/2008 12/15/2008 --	-- --	-- -- 125,240	(6)	-- -- 250,480	(6)	-- -- --	14,485 34,000 --	(7) (3)	-- -- --	-- -- --	37,661 88,400 --

Derek R. Bristow	12/15/2008 5/11/2009 --	-- -- --	-- -- 125,000	(6)	-- -- 250,000	(6)	-- -- --	36,000 21,000 --	(3) (8)	-- -- --	-- -- --	93,600 66,440 --

Eric Parsons	12/15/2008 --	-- --	-- 109,000	(6)	-- 218,000	(6)	-- --	20,000 --	(3)	-- --	-- --	52,000 --

Bradley T. Leuschner	12/15/2008 12/15/2008 --	-- -- --	-- -- 58,320	(6)	-- -- 116,640	(6)	-- -- --	3,462 8,000 --	(9) (3)	-- -- --	-- -- --	9,001 20,800 --

__________________

(1)
Represents the dollar amount of the grant date fair value recognized for each award of restricted shares to each named executive officer that was awarded during fiscal year 2009.  The fair value of restricted share awards was calculated using the closing market price of the common stock on the date of award.  The fair value of each of the restricted shares awarded to Messrs. Barkmann, Bristow, Knapp, Parsons and Leuschner on December 15, 2008 was $2.60.  The fair value of each of the restricted shares awarded to Messrs. Bristow and Knapp on May 11, 2009 was $3.02.  Assumptions used in the calculation of these amounts are included in footnote 12 of the Company’s audited financial statements for fiscal year 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2009.

(2)
Mr. Knapp elected to cancel $30,000 of his $57,661 fiscal year 2008 annual incentive bonus in exchange for 11,539 restricted shares.  Although these 11,539 restricted shares were awarded as part of Mr. Knapp’s fiscal year 2008 annual incentive bonus, the restricted shares were issued to Mr. Knapp in early fiscal year 2009.  Accordingly, the dollar amount of restricted share compensation for these restricted shares is recognized for financial accounting purposes in fiscal year 2009; however, in connection with the cancellation of these shares and issuance of the replacement shares referenced in footnote 4, this expense was reversed.

(3)
Represents the number of restricted shares awarded to the named executive officer as equity compensation during fiscal year 2009.  These restricted shares vest on the third anniversary of the award date provided the named executive officer is employed by the Company on such date.  Named executive officers have the right to receive all dividends paid on restricted share awards.  With regard to the 30,000 award to Mr. Knapp referenced by this footnote, in connection with the cancellation of these shares and issuance of the replacement shares referenced in footnote 4, the expense related to Mr. Knapp’s 30,000 shares was reversed.

(4)
On May 11, 2009, all of the restricted shares held by Mr. Knapp, including the 41,539 restricted shares referenced in footnotes 2 and 3 above, were cancelled and replaced by a single award of 77,539 shares (“replacement shares”).  These 77,539 restricted share awards vest on May 11, 2010, and are subject to forfeiture if Mr. Knapp’s employment terminates prior to the end of the one year vesting period.  Accordingly, the dollar amount of restricted share compensation for these restricted shares is recognized for financial accounting purposes in fiscal year 2009.

(5)
Represents the maximum fiscal year 2009 annual incentive bonus that potentially could have been earned under Mr. Knapp’s employment agreement during fiscal year 2009, calculated by applying the formula discussed under “Compensation of the Chief Executive Officer” above.  Based on the performance of the Company’s other ELT members as set forth in the formula, Mr. Knapp’s fiscal year 2009 annual incentive bonus could have ranged from $0 to $250,000.

(6)
Represents the annual incentive bonus that potentially could have been earned during fiscal year 2009 under the Company’s annual incentive bonus plan applicable to the named executive officer based upon the achievement of certain pre-determined performance measures.  Messrs. Barkmann, Bristow and Parsons could have earned, based on performance against established performance measures, between 0% and 100%

of their respective base salaries for fiscal year 2009.  Mr. Leuschner could have earned, based on performance against established performance measurements, between 0% and 54% of his fiscal year 2009 base salary.  The annual incentive bonuses earned in fiscal year 2009 have been determined and were paid in December 2009.  The amounts paid are included in the “Non-Equity Incentive Compensation” column of the Summary Compensation Table for 2009 on page 19, and are discussed under “Compensation of the Business Unit Presidents” on page 13 and “Compensation of the Chief Financial Officer,” on page 17.
(7)
Mr. Barkmann elected to cancel $37,661 of his $59,970 fiscal year 2008 annual incentive bonus in exchange for 14,485 restricted shares.  Although these 14,485 restricted shares were awarded as part of Mr. Barkmann’s fiscal year 2008 annual incentive bonus, the restricted shares were issued to Mr. Barkmann in early fiscal year 2009.  Accordingly, the dollar amount of restricted share compensation for these restricted shares is recognized for financial accounting purposes in fiscal year 2009.

(8)
Represents the number of restricted shares awarded to Mr. Bristow on May 11, 2009 in connection with his appointment as Business Unit President for our ICO Asia Pacific division effective May 18, 2009.

(9)
Mr. Leuschner elected to cancel $9,000 of his $44,194 fiscal year 2008 annual incentive bonus in exchange for 3,462 restricted shares.  Although these 3,462 restricted shares were awarded as part of Mr. Leuschner’s fiscal year 2008 annual incentive bonus, the restricted shares were issued to Mr. Leuschner in early fiscal year 2009.  Accordingly, the dollar amount of restricted share compensation for these restricted shares is recognized for financial accounting purposes in fiscal year 2009.

Outstanding Equity Awards

The following table provides information on the current holdings of stock option and restricted share awards by our named executive officers at September 30, 2009.

Outstanding Equity Awards at Fiscal Year-End for 2009

	Options Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
A. John Knapp, Jr.	5,000		--	2.05	5/3/2011	77,539	362,107	--	--
	5,000			1.35	3/18/2012
	5,000			1.195	3/3/2013
	5,000			2.32	3/8/2014
	5,000			3.41	3/18/2015
	120,000			2.89	10/3/2012
	120,000			2.40	11/18/2012

Stephen E. Barkmann	32,500		--	5.40	5/3/2013	84,485	394,545	--	--
		16,250 (1)		5.40	5/3/2013
	20,000			2.45	5/25/2015
	20,000			2.39	8/9/2014

Eric Parsons	2,000		--	1.45	2/18/2012	36,000	168,120	--	--
	4,000			2.99	1/21/2015
	4,000			2.45	5/25/2015
	4,000			2.45	5/25/2015
	4,000			2.45	5/25/2015
	4,000			2.45	5/25/2015
	4,000			2.45	5/25/2015
	7,500			5.40	5/3/2013
	7,500			5.40	5/3/2013
		7,500 (1)		5.40	5/3/2013

Derek R. Bristow	6,000		--	2.39	8/9/2014	77,000	359,590	--	--
	6,000			2.45	5/25/2015
	6,000			2.45	5/25/2015
	20,000			4.79	6/15/2013
		10,000 (2)		4.79	6/15/2013

Bradley T. Leuschner	5,000		--	1.45	2/18/2012	20,462	95,558	--	--
	10,000			3.03	12/1/2014
	20,000			2.40	11/18/2015
__________________

(1)	The stock options vest commencing on May 3, 2010.
(2)	The stock options vest commencing on June 15, 2010.
(3)
Based on the closing market price of $4.67 as of September 30, 2009, the last trading day of fiscal year 2009.  All restricted shares will fully vest three years after the date of award, except for the restricted shares awarded to Mr. Knapp, which vest one year after the date of the award.

Option Exercises and Stock Vested

The following table provides information on the stock option and restricted share awards that vested during fiscal year 2009.

Option Exercises and Stock Vested During Fiscal Year 2009(1)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. John Knapp, Jr.	--	--	--	--
Stephen E. Barkmann	--	--	--	--
Derek R. Bristow	--	--	--	--
Eric Parsons	--	--	--	--
Bradley T. Leuschner	--	--	--	--

__________________

(1)      During fiscal year 2009, none of the named executive officers acquired shares upon the exercise of stock option awards or the vesting of stock awards.

Termination and Change In Control Provisions in Equity Plans and Agreements

Employment Agreements

Among the named executive officers, we currently maintain employment agreements with Messrs. Knapp, Leuschner and Bristow.  Each such agreement is summarized below.  Messrs. Barkmann and Parsons do not have employment agreements, and each is an employee at-will.

Dario Masutti was the President of our ICO Asia Pacific division until his resignation, which was effective December 31, 2008.  The resignation of Mr. Masutti did not trigger any termination or other enhanced severance payments under his employment agreement, and accordingly, the employment termination and change-in-control provisions in Mr. Masutti’s employment agreement are not discussed.

Employment Agreement with A. John Knapp, Jr.  The employment agreement of Mr. Knapp has an indefinite term and provides for a base salary of $280,000 per year.  Mr. Knapp is eligible to receive an annual incentive bonus based upon a formula pre-approved by the Board of directors which sums the bonuses awarded to the other members of the executive leadership team, divides the sum by the aggregate salaries of the other members of the ELT, and multiplies the quotient by Mr. Knapp’s annual salary.  The employment agreement with Mr. Knapp does not contain change in control provisions.  If Mr. Knapp’s employment terminates with the Company for any reason, including without cause, pursuant to his employment agreement he will be entitled to receive compensation and benefits through the termination date, but no enhanced severance payment.  Mr. Knapp is also a party to a change in control severance agreement, the material terms of which are described below.

Employment Agreement with Derek R. Bristow.  Mr. Bristow’s employment agreement provides for a base salary of $280,000 per year. Mr. Bristow’s employment agreement provides for certain payments in the event of the termination of his employment. His employment agreement does not provide for payments in connection with a change in control.  Mr. Bristow’s employment agreement expires on September 30, 2012.  In the event that Mr. Bristow’s employment with the Company is terminated during the term of his employment agreement as a result of his death or permanent disability resulting from any accident or incident beyond his control that occurs while he is traveling on Company business or is in the course and scope of employment, or his employment is terminated during the term for any reason other than “for cause”, he will be entitled to: (i) his pro rata annual base salary through the date of termination of his employment, (ii) his prior fiscal year annual incentive cash bonus to the extent it has been earned and declared to him but has not yet been paid, and (iii) a severance payment equal to nine months (i.e., 75%) of his annual base salary. In the event that Mr. Bristow’s employment terminates during the term as a result of his voluntary resignation, termination by the Company “for cause,” or death or permanent disability resulting from circumstances other than those described in the preceding clause, he will be entitled to compensation through the date of termination, and no enhanced severance payment. As defined in Mr. Bristow’s employment agreement, termination “for cause” means: (i) an act of dishonesty or fraud in relation to the Company or any Company entity; (ii) a knowing and material violation of the Company’s Code of Business Ethics or any other written policy of the Company or applicable to the Company’s operations; (iii) a knowing and material violation of an applicable law, rule or regulation that exposes the Company to damages or liability (other than for reasonable business purposes); (iv) a material breach of fiduciary duty; or (v) conviction of a felony. Mr. Bristow is also a party to a change in control severance agreement, the material terms of which are described below.

Employment Agreement with Bradley T. Leuschner.  Mr. Leuschner’s employment agreement provides for a base salary of $230,000 per year. If Mr. Leuschner is terminated “for cause,” he will be entitled to a severance payment equal to 30 days of base salary. If Mr. Leuschner’s employment is terminated without cause, he will be entitled to compensation equal to 12 months of base salary. As defined by Mr. Leuschner’s agreement, termination “for cause” means the termination of Mr. Leuschner’s employment due to personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, failure or inability to perform his stated duties, willful violation of law, rule or similar violation (other than traffic violations or similar offenses), a material breach of his employment agreement that is not remedied within 10 days after notification of such breach, his death or a physical or mental disability that renders him fully unable to perform his duties for a period of two months. Mr. Leuschner has certain termination benefits in his employment agreement if certain circumstances occur after a change-in-control. If Mr. Leuschner’s employment is terminated under certain circumstances within 12 months following a change in control, he will be entitled to compensation equal to his then current annual base salary. In connection with a change in control, Mr. Leuschner’s employment is considered terminated when (i) his employment terminates for any reason other than “for cause;” (ii) he is required to relocate outside the Houston, Texas metropolitan area in order to continue his employment and elects to resign rather than relocate; (iii) he is required to commute to a location outside the Houston, Texas metropolitan area and elects to resign rather than so commute; (iv) his annual base salary is materially reduced or any other material benefit of his employment is materially reduced and he elects to resign rather than to continue employment with such compensation and benefits; or (v) there is any material diminution of his job description, job role, responsibilities, and/or scope of position and he elects to resign rather than to continue employment in such position.  Mr. Leuschner is also a party to a retention agreement and a change in control severance agreement, the material terms of which are described below.

Retention Agreement with Bradley T. Leuschner. Mr. Leuschner’s retention agreement provides that he will be paid a minimum retention bonus of $55,000 within 10 business days after the closing of the merger. In the event either Mr. Leuschner is terminated by the Company without cause between December 8, 2009 and the closing of the merger with A. Schulman, the referenced retention bonus will still be paid within 10 business days after the closing of the merger occurs. “Cause” is as defined in Mr. Leuschner’s change in control agreement.  The retention bonus is in addition to, and not in lieu of, any payment that Mr. Leuschner is entitled to receive under his employment agreement and/or change in control agreement. Mr. Leuschner is entitled to receive the retention bonus following the closing of the merger, so long as he (i) faithfully performs all duties and responsibilities related to employment with the Company, (ii) does not resign from employment with the Company, (iii) is not terminated by the Company for cause and (iv) complies with all Company policies and any agreements Mr. Leuschner may have with the Company, including all duties regarding conflict of interest, fiduciary duties and all non-disclosure, non-solicitation and non-competition obligations for the benefit of the Company.

Change In Control Severance Agreements

On August 6, 2009, the Board of Directors approved a Change in Control Severance Plan and entered into participation agreements with certain employees, including our named executive officers.  The Change in Control Severance Plan was filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 7, 2009.  The Change in Control Severance Plan and the related participant agreements executed by each named executive officer provide that in the event of a “Covered Termination” (as defined in the Change-in-Control Severance Plan), the named executive officers would become eligible for severance benefits.  For the purpose of this Form 10-K/A, the Change in Control Severance Plan participant agreements subsequently entered into by each named executive officer is referred to as the individual’s change in control agreement.

The change in control agreements are for an initial term of three years.  The named executive officer will be entitled to severance benefits only:  (1) if either (a) the named executive officer is terminated without “cause” (as defined below), or (b) the named executive officer elects to terminate his employment for “good reason” (as defined below); and (2) the termination occurs within (a) two years after a change in control or (b) during the time period between the date a letter of intent and/or transaction agreement relating to a business combination is executed by the Company, and the date when such business combination is consummated and/or the closing date.  Under the change in control agreements, the Company is obligated to pay (a) an amount equal to two times the named executive officer’s annual base salary as of the date when a change in control occurs, and (b) the named executive officer’s premiums at the rate applicable for the named executive officer’s and his dependents’ continued coverage under the Company’s medical and dental plans, pursuant to the Consolidated Omnibus Budget Reconciliation Act, for up to 12 months following termination.  As defined in the change in control agreements, “cause” is defined as (i) action or inaction constituting fraud (as determined by the Company’s Board of Directors); (ii) conviction of a felony, or of a crime involving moral turpitude, dishonesty or fraud; (iii) a knowing and material violation of any written policy of the Company, including without limitation the Company’s Code of Business Ethics; (iv) a material violation of an applicable law, rule, or regulation that results in, or that is reasonably possible to result in, the Company incurring significant expenses (including legal expenses), damages, or liability; (v) material breach of any fiduciary duties to the Company; or (vi) breach of any confidentiality, nonsolicitation or noncompetition provision of any agreement with the Company.  As defined in the change in control agreements, “good reason” generally means any one or more of the following events arising without the express written consent of the executive:  (i) a material diminution in the named executive officer’s base compensation and benefits; (ii) a material diminution in the named executive officer’s authority, duties, or responsibilities (following a change in control) (for all executives except Mr. Barkmann); or (iii) for purposes of the change in control agreements for Messrs. Knapp, Parsons and Leuschner, a material change in the geographic location at which the named executive officer must perform the services (which includes a change in the primary work location to a location that is more than 50 miles from its prior location), for purposes of Mr. Bristow’s change in control agreement, the Company requiring Mr. Bristow to move his primary residence to a location outside of the Brisbane, Australia area, and for purposes of Mr. Barkmann’s change in control agreement, a material change in the geographic location at which Mr. Barkmann must perform services (which includes a change in his primary work location to a location that is somewhere other than Bayshore Industrial in LaPorte, Texas), provided, however, that the executive must give notice within 30 days of the event potentially giving rise to “good reason” and must give the Company a 30-day opportunity to cure.

Pursuant to the terms of their change in control agreements, each named executive officer will receive the greater and more favorable of each of the benefits provided to him by his employment agreement (if applicable), and under his change in control agreement.

The following table summarizes the estimated payout of the Company’s named executive officers as if their employment was terminated following a change in control transaction on September 30, 2009 (excluding the effects of accelerated vesting of Company stock options and restricted stock discussed below):

	A. John Knapp, Jr.	Stephen E. Barkmann	Derek Bristow	Donald E. Parsons	Bradley T. Leuschner
Cash severance (multiple of annual base salary)	$500,000	$500,960	$500,000	$436,000	$432,000
Continuation/reimbursement of health benefits	$ 16,200	$ 16,200	$ 8,160	$ 16,200	$ 16,200
Total estimated change in control payout	$516,200	$517,160	$508,160	$452,200	$448,200

Severance Policy

On August 6, 2009, the Board of Directors approved a Severance Policy applicable to all employees of our U.S. operating entities, including our named executive officers who do not otherwise have employment agreements, namely Messrs. Barkmann and Parsons.  The Severance Policy, which amended sections 10.1 and 10.2 of the Company’s employee handbook, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.  The Severance Policy provides that employees who are terminated without cause may become entitled to a severance benefit equal to two weeks of pro-rata base pay for each year of completed service (not to exceed 12 months’ base pay), plus payment by the Company of Consolidated Omnibus Budget Reconciliation Act continuation coverage for up to 12 months.

Change In Control Provisions in Equity Incentive Compensation Plans

The Company maintains five equity incentive compensation plans.  The change in control provisions applicable to each equity incentive compensation plan, if any, are described below:

ICO, Inc. 1994 Stock Option Plan (the “1994 Employee Plan”).  The 1994 Employee Plan contains provisions for accelerated vesting of non-vested stock options when certain change-in-control events occur.  All stock options awarded under this plan have vested, and therefore, the change-in-control provisions under this plan are no longer relevant.

ICO, Inc. First Amended and Restated 1995 Stock Option Plan (the “1995 Employee Plan”).  The 1995 Employee Plan contains provisions for accelerated vesting of non-vested stock options when certain change-in-control events occur.  All stock options awarded under this plan have vested, and therefore, the change-in-control provisions under this plan are no longer relevant.

ICO, Inc. First Amended and Restated 1996 Stock Option Plan (the “1996 Employee Plan”).  The 1996 Employee Plan contains provisions for accelerated vesting of non-vested stock options when certain change-in-control events occur.  The specific change-in-control provisions provide, in pertinent part, as follows:

In the event of a merger or similar transaction in which the Company is not the surviving corporation or in which the outstanding shares of the Company’s common stock are converted into cash, other securities or other property, outstanding stock options awarded under the 1996 Employee Plan that are not exercisable will terminate as of a date fixed by the committee that administers the plan (the Compensation Committee).  Written notice of the date of expiration of the stock options will be provided to each option holder at least twenty days before such expiration date, and option holders will have the right during such period following notice to exercise those stock options exercisable at the time of such notice.  The committee administering the plan, in its sole discretion, may provide that stock options in such circumstances may be exercised to an extent greater than the number of shares for which they were exercisable at the time of the notice.

Third Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (the “2007 Employee Plan”).  The 2007 Employee Plan contains provisions for accelerated vesting of non-vested stock options and unvested restricted shares when certain change-in control events occur.  The specific change-in-control provisions provide, in pertinent part, as follows:

In the event that ICO, Inc. shall, pursuant to action by its Board of Directors, at any time propose to merge into, consolidate with, or sell or transfer substantially all of its assets, or otherwise enter into a transaction pursuant to which ICO, Inc. is not the surviving corporation (other than a corporate restructuring among Company affiliates), or in which the outstanding shares of ICO, Inc. common stock are converted to cash, other securities or other property (any such circumstances referred to in the 2007 Employee Plan as a “Change of Control”) and provision is not made pursuant to the terms of the transaction(s) relating to such Change of Control (the “Transaction”) for the assumption by the surviving, resulting or acquiring corporation of any outstanding category of awards of stock options or restricted shares under the plan, or for the substitution of new awards therefor, with regard for awards for which no provision is made, the following shall apply:

Options.  The committee administering the plan (the Compensation Committee) shall cause written notice of the proposed Transaction to be given to each option holder not more than twenty (20) days prior to the anticipated effective date of the proposed Transaction, and participants’ stock options, unless otherwise provided for under the terms of the option award agreement, shall become fully (100%) vested and, prior to a date specified in such notice, which shall not be more than ten days prior to the anticipated effective date of the proposed Transaction, each participant shall have the right to exercise his or her options to purchase any or all shares of common stock then subject to such options (unless otherwise provided under the terms of the option award agreement), including those, if any, which by reason of other provisions of the plan have not then become available for purchase.  Each participant, by so notifying the Company in writing, may, in exercising his or her options, condition such exercise upon, and provide that such exercise shall become effective at the time of, but immediately prior to, the consummation of the Transaction, in which event such participant need not make payment for the shares to be purchased upon exercise of such option until five days after written notice by the Company to such participant that the Transaction has been consummated.  If the transaction is consummated, each option, to the extent not previously exercised prior to the date specified in the foregoing notice, shall terminate on the effective date of the Transaction.  If the Transaction is abandoned (i) any shares not purchased upon exercise of such options shall continue to be available for purchase in accordance with the other provisions of the plan, and (ii) to the extent that any option not exercised prior to such abandonment shall have vested solely by operation of this paragraph, such vesting shall be deemed annulled, and the original vesting schedule set forth shall be reinstituted, as of the date of such abandonment.

Restricted Shares.  The committee administering the plan (the Compensation Committee) shall cause written notice of the proposed Transaction to be given to each participant holding restricted shares not more than twenty (20) days prior to the anticipated effective date of the proposed Transaction, and unless provided for under the terms of the restricted share award agreement, all restrictions imposed on restricted shares shall lapse and such restricted shares shall become fully (100%) vested as of a date specified in the notice, which shall not be more than ten (10) days prior to the anticipated effective date of the proposed Transaction.

2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (the “Director Plan”).  The Director Plan provides for, among other things, change-in-control provisions identical to those found in the 2007 Employee Plan discussed above.  None of our named executive officers is currently eligible to participate and receive awards under the Director Plan.

As of September 30, 2009, our named executive officers held non-vested stock options to acquire an aggregate total of 33,750 shares of our common stock under the various equity incentive compensation plans described above, and an aggregate total of 295,486 non-vested restricted shares under the 2007 Employee Plan.  Assuming the conditions for a change-in-control were satisfied as of September 30, 2009, the aggregate cash value of such stock options and restricted shares on such date would have been approximately $1,379,912 (based upon the closing price of the common stock of the Company on September 30, 2009).  The referenced aggregate cash value figure does not include the cash value of stock options held by the named executive officers that are vested as of September 30, 2009.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the Compensation Committee in fiscal 2009:  David E. K. Frischkorn, Jr., Eugene R. Allspach, Eric O. English and Warren W. Wilder.  No person who served as a member of the Compensation Committee during fiscal 2009 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC except as disclosed below under “Related Party Transactions.”  Additionally, there were no compensation committee “interlocks” during fiscal 2009, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

DIRECTOR COMPENSATION

Overview of Director Compensation Program

We use a combination of cash and equity incentive compensation to attract and retain highly qualified individuals to serve as members of our Board of Directors.  Directors who are also employees of the Company do not receive any additional compensation for their services on the Board.  The Compensation Committee periodically reviews non-employee director compensation and recommends changes (if appropriate) to the full Board of Directors.

Directors’ Fees

Our non-employee directors received the following cash compensation during fiscal year 2009:

•	An annual retainer in the amount of $30,000 paid quarterly;
•	A payment in the amount of $1,500 for attendance at each Board meeting; and
•	A payment in the amount of $1,500 for attendance at each committee meeting.

In addition, the Chairman of the Board received an annual retainer in the amount of $25,000, payable quarterly, and the Chairmen of the Audit Committee, Compensation Committee and Governance and Nominating Committee received annual retainers, payable quarterly, in the amounts of $20,000, $10,000 and $10,000 respectively.

The Chairman of the Board receives an additional $1,000 per diem for each day he spends out of town on Company business and for which he does not receive a customary Board or committee meeting fee.

Effective as of January 1, 2009, the Board adopted a new policy providing that when a Board member is requested, by the Chairman of the Board, to attend an out-of-the ordinary Committee meeting, management meeting, or to participate in other unusual and time-consuming circumstances (“ICO Business Meeting”) (i) requiring the Board member to travel out of town exclusively or primarily for the purpose of such ICO Business Meeting, or (ii) if no travel is required (e.g. Board member lives in Houston and the event is in Houston), to spend a full day or significant portion of the day to participate in such ICO Business Meeting, provided that the Board member is not entitled to receive a customary board or committee meeting fee that day, the Board member shall be compensated with a stipend of $1,000/day for each day of travel and/or ICO Business Meeting, and shall be reimbursed reasonable travel expenses incurred for the purpose of such ICO Business Meeting.

Any director who lives out of town from where a Board or committee meeting is held receives reimbursement of his travel expenses to attend such meetings.

Equity Incentive Plan for Non-Employee Directors

Each of our non-employee directors is a participant in the Director Plan.  A copy of the Director Plan is filed as Exhibit 10.2 to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which was filed with the SEC on January 23, 2009.  Under the Director Plan, our Board of Directors, acting as the committee that administers the Director Plan, may award (i) stock options to purchase shares of our common stock and/or (ii) restricted shares of our common stock to a director based upon his achievement of certain performance and/or other measures.

Prior to our 2008 annual meeting of shareholders, stock options were the only awards available for issuance under the Director Plan.  At the 2008 annual meeting, our shareholders approved the amendment and restatement of the Director Plan to, among other things, allow for the award of restricted shares of common stock to our non-employee directors.  In addition, the amendments removed a provision from the Director Plan that had provided for “automatic” annual stock option awards to non-employee directors on the first business day after each annual meeting of our shareholders.  As a result of the amendment and restatement of the Director Plan, our Board of Directors adopted an informal policy of providing “periodic” awards of restricted shares as equity incentive compensation to each of our non-employee directors at or shortly after the time the director is elected to the Board, with a vesting date approximately one month prior to the date when the director’s current term (usually a three-year term) will expire.  The informal policy adopted by the Board in 2008 and subsequently followed was to award a number of restricted shares having a “fair market value” (as defined in the Director Plan) on the date of grant equal to $30,000 for every year of service remaining in the director’s term as of the date of the director’s election.  For directors elected to a three-year term, therefore, the restricted share award would have a value of $90,000.  For directors elected to a term of less than three years (including directors appointed by the Board between annual meetings to fill a vacancy), the value and number of restricted shares is pro-rated.  If a director resigns prior to the end of his term or does not serve until the vesting date for any other reason, the award will be forfeited, except in the case of death of the director or other unusual circumstances as provided in the Director Plan.

Messrs. English and Frischkorn, the two non-employee directors re-elected as Class III directors at our 2009 annual meeting of shareholders, were entitled to receive periodic restricted share awards pursuant to the Board’s informal policy described above.  However, following the 2009 annual meeting, the Company’s stock was trading at an historically low price, and that was below the stock’s “Average Book Value” (as defined below), such that applying the Board’s informal policy described above would have resulted in a larger award to Messrs. English and Frischkorn than the Board deemed equitable at the time.  As a result, the Board revised its informal policy regarding periodic restricted share awards to non-employee directors, to provide that the number of restricted shares awarded would be equal to the lesser of the following:  (1) the number of shares having a fair market value on the date of grant equal to $90,000 (assuming three years of service remaining in the director’s term); and (2) the number of shares equal to $90,000 divided by the Average Book Value per share.  For the purpose of this calculation, the “Average Book Value” per share is determined by (i) dividing (a) the difference between the total assets and total liabilities of the Company (“Net Book Value”) at each quarter end by (b) the number of outstanding shares of the Company common stock outstanding at each quarter end for each of the four quarters immediately preceding the date of grant (each a “Quarter End Net Book Value”), (ii) adding each of the four Quarter End Net Book Values together and (iii) dividing the resulting sum by four.  On May 6, 2009, Messrs. English and Frischkorn were each awarded 24,000 shares under the Director Plan, pursuant to the revised policy described in the preceding sentence.

The Director Plan also provides for discretionary stock option awards.  However, effective after the 2008 amendment and restatement to the Director Plan allowing for restricted share awards, our Board of Directors adopted an informal policy of granting all equity incentive compensation under the Director Plan in the form of restricted shares only, in part because restricted share awards result in less dilution for our existing shareholders.  The Board did not make any discretionary awards of stock options to a non-employee director during fiscal year 2009.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for fiscal year 2009.

Director Compensation for 2009(1)

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(5) (6)	All Other Compensation ($)	Total ($)
Eugene R. Allspach	42,000	32,188 (7)	--	--	74,188
Gregory T. Barmore	89,000	52,578 (8)	--	--	141,578
Eric O. English	62,500	23,038 (9)	--	--	85,538
David E. K. Frischkorn, Jr.	62,500	23,038 (9)	--	--	85,538
Daniel R. Gaubert	69,500	27,179(10)	--	--	96,679
Max W. Kloesel(11)	182,000	--	5,942(12)	7,332 (13)	198,332
Kumar Shah	80,000	27,179(10)	--	--	107,179
Warren W. Wilder	48,000	27,179(10)	--	--	75,179
________________

(1)
Employee directors who are named executive officers do not receive any additional compensation for serving on the Board of Directors.  Accordingly, the compensation of Mr. Knapp is reflected in the Summary Compensation Table for 2009 on page 19.

(2)
Represents the amount of cash compensation earned in fiscal year 2009 for Board and committee service, including for service as Chairman of the Board or of a committee, and daily stipends where applicable.

(3)
Represents the dollar amount of restricted share compensation cost recognized for financial statement reporting purposes during fiscal year 2009, based on the fair value, as of the date of grant, of restricted shares awarded in fiscal year 2009 and prior fiscal years.  Non-employee directors did not receive restricted share awards prior to fiscal year 2008 and therefore no restricted share compensation is recognized for financial reporting purposes for fiscal years prior to fiscal year 2008.  The fair value was calculated using the closing market price of the common stock on the date of award.  Assumptions made in the valuation of equity incentive compensation awards are discussed in Note 11 of the Company’s audited financial statements for fiscal year 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2009.  These amounts reflect the Company’s accounting expense for these restricted share awards, and do not correspond to the actual value that will be recognized by the directors.

(4)
At September 30, 2009, the total number of restricted shares awarded as non-employee director compensation and held by each non-employee director included in the above table was: Mr. Allspach, 10,900; Mr. Barmore, 9,000; Mr. English, 24,000; Mr. Frischkorn, 24,000; Mr. Gaubert, 12,900; Mr. Shah, 12,900 and Mr. Wilder, 12,900.  Mr. Kloesel, an employee director, held no restricted shares at September 30, 2009.  For the total number of restricted shares held at September 30, 2009 by employee directors who are also named executive officers (Mr. Knapp), refer to the Outstanding Equity Awards at Fiscal Year-End for 2009 Table on page 23.

(5)
Represents the dollar amount of stock option compensation cost recognized for financial statement reporting purposes during fiscal year 2009 based on the fair value, as of the date of grant, of stock options awarded in fiscal year 2009 and prior fiscal years.  All stock options held by non-employee directors vested prior to fiscal year 2008 and therefore no stock option compensation was recognized for financial reporting purposes with regard to the non-employee directors in fiscal year 2009.  Only Mr. Kloesel, an employee director, held stock options for which stock option compensation was recognized for financial reporting purposes during fiscal year 2009.  The fair value of Mr. Kloesel’s options as of the date of grant was estimated using the Black-Scholes model.  Assumptions made in the valuation of equity incentive compensation awards are discussed in Note 11 of the Company’s audited financial statements for fiscal year 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2009.  These amounts reflect the Company’s accounting expense for these stock option awards, and do not correspond to the actual value that will be recognized by the directors.

(6)
At September 30, 2009, the total number of outstanding stock options awarded during previous fiscal years as non-employee director compensation and held by each non-employee director was:  Mr. Allspach 0; Mr. Barmore, 0; Mr. English, 20,000 options; Mr. Frischkorn, 30,000 options; Mr. Gaubert, 0; Kumar Shah, 0 and Mr. Wilder, 5,000 options.  All stock options held by non-employee directors and referenced in the previous sentence vested prior to fiscal year 2008.  Mr. Kloesel, an employee director, held 7,500 outstanding stock options at September 30, 2009.  For the total number of stock options held at September 30, 2009 by employee directors who are also named executive officers (Mr. Knapp), refer to the Outstanding Equity Awards at Fiscal Year-End for 2009 Table on page 23.

(7)	This amount is based an award of 10,900 restricted shares awarded on October 22, 2008. The fair value of each restricted share was $3.92.
(8)	This amount is based on two separate awards of 9,000 restricted shares and 8,600 restricted shares, respectively, awarded on April 1, 2008. The fair value of each restricted share was $7.01.
(9)
This amount is based on an award of 4,300 restricted shares on April 1, 2008 and an award of 24,000 restricted shares on May 12, 2009.  The fair value of each restricted share awarded on April 1, 2008 was $7.01.  The fair value of each restricted share awarded on May 12, 2009 was $3.75.

(10)	This amount is based on an award of 12,900 restricted shares on April 1, 2008. The fair value of each restricted share was $7.01.
(11)
Employee directors do not receive any additional compensation for serving on the Board of Directors.  Mr. Kloesel is an employee of our Bayshore Industrial division.  He is not, however, a named executive officer (as defined herein) of the Company and therefore his compensation is not reflected elsewhere in this 10K/A.  Accordingly, his compensation for fiscal year 2009 is presented in this table, which represents the compensation he received in his capacity as an employee of our Bayshore Industrial division.

(12)
This amount is based on four separate awards on May 3, 2006 totaling 10,000 stock options, an award of 1,800 stock options on January 21, 2005 and an award of 2,100 stock options on May 25, 2005.  The fair value of each of the stock options awarded on May 3, 2006 was $2.72.  The fair value of each of the stock options awarded on January 21, 2005 was $2.38.  The fair value of each of the stock options awarded on May 25, 2005 was $1.36.

(13)
Consists of 401(k) Plan matching contributions of $7,200 and payment of the premium on a life insurance benefit policy for the benefit of Mr. Kloesel of $132.  These payments and contributions were made to or on behalf of Mr. Kloesel pursuant to certain health, welfare and retirement savings benefit plans in which all eligible employees of the Company are entitled to participate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY PLAN COMPENSATION INFORMATION

The Company currently maintains five equity incentive compensation plans that provide for the award of stock options (although awards currently may only be made under the 2007 Employee Plan and the Director Plan).  Each of these equity incentive compensation plans was approved by our shareholders.  The following table sets forth information as of September 30, 2009 regarding outstanding options and shares available for issuance under our equity incentive compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity incentive compensation plans (excluding securities reflected in column (a)) (c)
Equity incentive compensation plans approved by shareholders	988,000	$3.23	652,000
Equity incentive compensation plans not approved by shareholders	--	--	--
Total	988,000	$3.23	652,000

BENEFICIAL OWNERSHIP OF COMMON STOCK BY MANAGEMENT OF THE COMPANY AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 19, 2010 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each of our named executive officers and other select executive officers and (i) all directors executive officers as a group.
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned(2)

Principal Shareholder(s)
None	--		--

Directors
A. John Knapp, Jr.	1,440,487	(3)	5.2%
Gregory T. Barmore	268,081	(4)	*
David E.K. Frischkorn, Jr.	76,300	(5)	*
Eric O. English	48,300	(6)	*
Daniel R. Gaubert	22,900	(7)	*
Warren W. Wilder	22,900	(8)	*
Eugene R. Allspach	10,900	(9)	*
Max W. Kloesel	70,126	(10)	*
Kumar Shah	12,900	(11)	*

Executive Officers Who Are Not Directors
Stephen E. Barkmann	181,178	(12)	*
Bradley T. Leuschner	74,934	(13)	*
Derek R. Bristow	115,000	(14)	*
D. Eric Parsons	109,667	(15)	*
Charlotte Fischer Ewart	48,786	(16)	*

All directors and executive officers as a group (14 persons)	2,502,459		8.9%

____________

*      Indicates ownership does not exceed 1.0%.

(1)	The address for each of the Company’s directors and named executive officers is 1811 Bering Drive, Suite 200, Houston, Texas 77057.
(2)
The percentage of shares beneficially owned was calculated based on 27,729,170 shares of common stock outstanding as of January 19, 2010.  The percentage assumes the exercise and retention, by the shareholder named in each row, of all stock options for the purchase of common stock held by such shareholder and exercisable currently or within 60 days.

(3)
Consists of: (i) 25,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the  Director Plan; (ii) 240,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 2007 Employee Plan; (iii) 269,015 shares held of record by Mr. Knapp, which includes 77,539 shares of restricted common stock; (iv) 513,643 shares held of record by an IRA controlled by Mr. Knapp; (v) 4,609 equivalent shares held in the unitized stock fund in the Company’s 401(k) Plan; (vi) 10,000 shares held of record by Mr. Knapp’s spouse; (vii) 278,655 shares held of record by Andover Group, Inc., of which Mr. Knapp is the President and has voting and investment control; (viii) 39,500 shares held of record by Andover Real Estate Service, Inc., of which Mr. Knapp is the President and has voting and investment control; (ix) 50,000 shares held of record by the Knapp Children’s Trust, of which Mr. Knapp is a trustee; (x) 10,000 shares held of record by the Lykes Knapp Family Foundation, of which Mr. Knapp has voting and investment control; and (xi) 8,065 shares held of record by the Estate of Robert W. Ohnesorge, over which Mr. Knapp has voting control in his capacity as executor of the estate.  Mr. Knapp disclaims beneficial ownership of the 50,000 shares held of record by the Knapp Children’s Trust and the 8,065 shares held of record by the Estate of Robert W. Ohnesorge.

(4)	Includes 17,600 shares of restricted common stock.
(5)
Consists of: (i) 33,300 shares of common stock held of record by Mr. Frischkorn, which includes 24,000 shares of restricted common stock; (ii) 7,000 shares held of record in an IRA controlled by Mr. Frischkorn; (iii) 30,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the Company’s 1993 Director Plan; (iv) 3,000 shares held of record by the 1987 Present Interest Trust for Anne Eloise Frischkorn, the daughter of Mr. Frischkorn and of which Mr. Frischkorn is the trustee; and (v) 3,000 shares held of record by the 1987 Present Interest Trust for David Frischkorn, III, the son of Mr. Frischkorn and of which Mr. Frischkorn is the trustee.  Mr. Frischkorn disclaims beneficial ownership of any securities held by either of the two referenced trusts.

(6)
Consists of: (i) 28,300 shares of common stock held of record by Mr. English, which includes 24,000 shares of restricted common stock; and (ii) 20,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the Director Plan.

(7)	Includes 12,900 restricted shares of common stock.
(8)
Consists of: (i) 17,900 shares of common stock held of record by Mr. Wilder, which includes 12,900 shares of restricted common stock and (ii) 5,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the Director Plan.

(9)	Consists of 10,900 shares of restricted common stock held of record by Mr. Allspach.
(10)	Consists of: (i) 28,125 shares held of record by Mr. Kloesel; (ii) 37,001 equivalent shares of common stock held in the unitized stock fund in

-32

the Company’s 401(k) Plan and (iii) 5,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 2007 Employee Plan.
(11)	Consists of 12,900 shares of restricted common stock held of record by Mr. Shah.
(12)
Consists of:  (i) 84,485 shares of restricted common stock held of record by Mr. Barkmann; (ii) 24,193 equivalent shares of common stock held in the unitized stock fund in the Company’s 401(k) Plan and (iii) 72,500 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 2007 Employee Plan.

(13)
Consists of:  (i) 22,592 shares of common stock held of record by Mr. Leuschner, which includes 20,462 shares of restricted common stock; (ii) 35,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 1996 Employee Plan and the 2007 Employee Plan; and (iii) 17,342 equivalent shares of common stock held in the unitized stock fund in the Company’s 401(k) Plan.

(14)
Consists of:  (i) 77,000 shares of restricted common stock held of record by Mr. Bristow; and (ii) 38,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 1996 Employee Plan and the 2007 Employee Plan.

(15)
Consists of:  (i) 36,000 shares of restricted common stock held of record by Mr. Parsons; (ii) 25,167 equivalent shares of common stock held in the unitized stock fund in Company’s 401(k) Plan; and (iii) 48,500 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 1996 Employee Plan and the 2007 Employee Plan.

(16)
Consists of:  13,000 shares held of record by Ms. Ewart, which include 11,000 shares of restricted common stock; (ii) 500 shares held of record by Ms. Ewart’s spouse; (iii) 15,286 equivalent shares of common stock held in the unitized stock fund in the Company’s 401(k) Plan; and (iv) 20,000 shares that may be acquired currently or within 60 days upon exercise of stock options awarded under the 1994 Employee Plan, 1996 Employee Plan and the 2007 Employee Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our Board of Directors has adopted a written policy that requires all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are or will be participants be reported to our General Counsel and our Chairman of the Board.  Related party transactions may be consummated or may continue only if the Board of Directors approves or ratifies such transactions.  Our Board of Directors may approve or ratify a related party transaction only (i) if the Board determines that the transaction is conducted on terms and in a manner that does not conflict with the best interests of the Company, and (ii) the transaction is conducted at “arms length,” i.e. in the same manner as the transaction would be with an independent third party.

Warren W. Wilder, a director and member of our Compensation Committee, was appointed in July 2008 as the Managing Director of Titan Chemicals Corp. Bhd., a petrochemical corporation based in Kuala Lumpur, Malaysia (“Titan”).  ICO Polymers (Malaysia) Sdn. Bhd., a subsidiary of our Asia Pacific division (“ICO Malaysia”), maintains an ongoing business relationship with Titan Petchem (M) Sdn. Bhd., a wholly-owned subsidiary of Titan (“Petchem”), pursuant to which ICO Malaysia purchases from Petchem certain resin materials for use in ICO Malaysia’s business.  Petchem currently does not purchase any services or products from ICO Malaysia, although such transactions may occur in the future.  The relationship between ICO Malaysia and Petchem has existed since before Mr. Wilder was appointed as Managing Director of Titan in July 2008.  ICO Malaysia does not consider Petchem to be a competitor.

In fiscal year 2009, ICO Malaysia purchased approximately $414,000 worth of resin materials from Petchem. ICO Malaysia expects to purchase a similar amount of materials from Petchem in fiscal year 2010.  Mr. Wilder does not directly participate in any transactions between ICO Malaysia and Petchem nor does he have a direct financial interest in these transactions.  Our Board of Directors has adopted and follows a written policy covering conflicts of interest in circumstances where a director changes jobs or is offered an appointment to the board of directors of another entity.  Our Board of Directors has evaluated the relationship between ICO Malaysia and Petchem and determined that no conflict of interest exists as a result of Mr. Wilder’s concurrent service as a director of our Company and as the Managing Director of Titan.

We know of no other related party transactions in fiscal year 2009.

DIRECTOR INDEPENDENCE

During its review of director independence, the Board of Directors considered transactions and relationships between each of our directors and any member of his immediate family and the Company and its subsidiaries and affiliates.  The Board also considered whether there were any transactions or relationships between director and any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates.  The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that each of the directors is “independent” as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

As a result of this review, our Board of Directors has determined that, except for A. John Knapp, Jr. and Max W. Kloesel, all directors satisfy the independence criteria of the NASDAQ Marketplace Rules.  The Board has also determined that none of these individuals has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Messrs. Kloesel and Knapp are not independent directors because of their employment as Chief Executive Officer of the Company and Senior Vice President of Bayshore Industrial, respectively.

Item 14.  Principal Accounting Fees and Services

PricewaterhouseCoopers LLP served as the independent registered public accounting firm for the Company for the fiscal year 2009.  The Audit Committee pre-approves all services provided by our independent registered public accounting firm to the Company and its subsidiaries.  The following table sets forth the aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the fiscal years 2008 and 2009:

Fees	2009	2008

Audit Fees(1)	$1,172,000	$1,100,400
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees(2)	1,600	1,600
Total	$1,173,600	$1,102,000

__________________

(1)
Audit Fees.  Audit fees consist primarily of the audit and quarterly reviews of the financial statements, audits of subsidiaries, statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.  Audit fees also include fees for procedures including information systems reviews and testing performed in order to understand and place reliance on the system of internal control, and procedures to support the independent registered public accounting firm’s report on management’s report on internal controls for financial reporting consistent with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	All Other Fees. Other fees consist of fees paid to PricewaterhouseCoopers LLP for Comperio, a research library service.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.		Exhibit
2.1	-	Agreement and Plan of Merger by and among A. Schulman, Inc., Wildcat Spider, LLC and ICO, Inc. dated as of December 2, 2009 (Exhibit 2.1 to Form 8-K filed December 7, 2009).
3.1	-	Amended and Restated Articles of Incorporation of the Company dated November 27, 2007 (Exhibit 3.1 to Form 8-K dated December 3, 2007).
3.2	-	Amended and Restated By-Laws of the Company dated November 27, 2007 (Exhibit 3.2 to Form 8-K dated December 3, 2007).
10.1	-
Amendment and Ratification Agreement dated September 15, 2006 between Computershare Shareholder Services, Inc., Computershare Trust Company, N.A., and ICO, Inc. (Exhibit 10.1 to Form 8-K filed on September 21, 2006).

10.2		-
Credit Agreement dated October 27, 2006 among: ICO, Inc., Bayshore Industrial, L.P. (“Bayshore”) and ICO Polymers North America, Inc. (“IPNA”), as Borrowers; and KeyBank, National Association (“KeyBank”) and Wells Fargo Bank, National Association (“Wells Fargo”), and other lending institutions (“Other Lenders”) as Lenders (and in other specified capacities) (Exhibit 10.1 to Form 8-K filed on October 30, 2006).

10.3		-
Amendment No. 1 and Waiver to Credit Agreement, dated April 25, 2007, among: ICO, Inc., Bayshore, and IPNA, as Borrowers; and KeyBank, Wells Fargo, and Other Lenders (Exhibit 10.1 to Form 8-K filed on  April 26, 2007).

10.4		-
Amendment No. 2 to Credit Agreement, dated June 25, 2007, among: ICO, Inc., Bayshore, and IPNA, as Borrowers; and KeyBank, Wells Fargo, and Other Lenders (Exhibit 10.1 to Form 8-K filed on June 29, 2007).

10.5		-
Amendment No. 3 and Waiver to Credit Agreement, dated October 1, 2007, by and among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as “Borrowers”); KeyBank National Association, Wells Fargo Bank, National Association and the Other Lending Institutions Named Herein (as “Lenders”); and KeyBank National Association (as “an LC Issuer, Lead Arranger, Bookrunner and Administrative Agent”); and Wells Fargo Bank, National Association (as “Swing Line Lender”) (Exhibit 10.2 to Form 8-K filed on May 8, 2008)..

10.6		-
Amendment No. 4 to Credit Agreement, dated May 2, 2008, by and among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as “Borrowers”); KeyBank National Association, Wells Fargo Bank, National Association and the Other Lending Institutions Named Herein (as “Lenders”); and KeyBank National Association (as “an LC Issuer, Lead Arranger, Bookrunner and Administrative Agent”); and Wells Fargo Bank, National Association (as “Swing Line Lender”) (Exhibit 10.1 to Form 8-K filed on May 8, 2008).

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
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc. (n/k/a National Oilwell Varco, Inc.), et al., as Buyers, and ICO, Inc., et al., as Sellers (Exhibit 10.1 to Form 8-K filed on July 3, 2002).

10.9		-
Agreement of Settlement and Release in Full dated November 21, 2006, by and among National Oilwell Varco, Inc., et al., and ICO, Inc., et al.  (among other things, amending the term of the Purchase Agreement referenced above)  (Exhibit 10.1 to Form 8-K filed on November 22, 2006).

10.10	+	-	1994 Stock Option Plan of ICO, Inc. (Exhibit A to the Definitive Proxy Statement filed on June 24, 1994).
10.11	+	-	First Amended and Restated ICO, Inc. 1995 Stock Option Plan (Exhibit 10.11 to the Form 10-K filed on December 8, 2005).
10.12	+	-	First Amended and Restated ICO, Inc. 1996 Stock Option Plan (Exhibit 10.11 to Form 10-K filed on December 8, 2005).
10.13	+	-	Third Amended and Restated ICO, Inc. 2007 Equity Incentive Plan (formerly known as the “ICO, Inc. 1998 Stock Option Plan”) (Exhibit 10.1 to Schedule 14A filed on January 23, 2009).
10.14	+	-
First Amended and Restated 2008 Equity Incentive Plan for Non-Employee Directors of ICO, Inc. (formerly known as the “1993 Stock Option Plan for Non-Employee Directors of ICO, Inc.”) (Exhibit 10.2 to Schedule 14A filed on January 23, 2009).

10.15	+	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to non-employee directors) (Exhibit 10.1 to Form 8-K filed on March 28, 2008).
10.16	+	-	Restricted Stock Agreement (the Company’s standard form for grants of restricted shares to employees) (Exhibit 10.1 to Form 8-K filed on December 11, 2008)..
10.17	+	-	Employment Agreement between ICO, Inc. and A. John Knapp, Jr., effective as of October 1, 2005 (Exhibit 10.2 to Form 8-K filed on October 7, 2005).

10.18	+	-	Second Amendment to Employment Agreement between ICO, Inc. and A. John Knapp, Jr., dated January 23, 2008 (Exhibit 10.1 to Form 8-K filed on January 29, 2008).
10.19	+	-	Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated February 15, 2001 (Exhibit 10.18 to Form 10-K filed on December 20, 2002).
10.20	+	-	First Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated July 31, 2002 (Exhibit 10.19 to Form 10-K filed on December 20, 2002).
10.21	+	-	Second Amendment to Employment Agreement between ICO, Inc. and Bradley T. Leuschner, dated October 31, 2002 (Exhibit 10.20 to Form 10-K filed on December 20, 2002).
10.22	+	-	Fourth Amendment to Employment Agreement by and between ICO, Inc. and Bradley T. Leuschner, dated December 20, 2007 (Exhibit 10.1 to form 8-K filed on December 21, 2007).
10.23	+	-	Employment Agreement between ICO Technology, Inc. and Derek R. Bristow, dated December 20, 2007 (Exhibit 10.2 to Form 10-Q filed on December 21, 2007).
10.24	+	-	First Amendment to Employment Agreement between ICO Technology, Inc. and Derek R. Bristow, Dated January 20, 2009 (Exhibit 10.3 to Form 8-K filed on January 22, 2009).
10.25	+	-	ICO, Inc. Change in Control Severance Plan (Exhibit 10.2 to Form 8-K filed on August 12, 2009).
10.26	+	-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Bradley T. Leuschner dated October 7, 2009 (Exhibit 10.26 to Form 10-K filed on December 4, 2009).
10.27	+	-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Derek R. Bristow dated October 7, 2009 (Exhibit 10.27 to Form 10-K filed on December 4, 2009).

-35

10.28	+	-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Donald Eric Parsons dated October 7, 2009 (Exhibit 10.28 to Form 10-K filed on December 4, 2009).
10.29	+	-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and A. John Knapp, Jr. dated October 7, 2009 (Exhibit 10.29 to Form 10-K filed on December 4, 2009).
10.30	+	-	ICO, Inc. Change in Control Severance Plan Participation Agreement between ICO, Inc. and Stephen E. Barkmann dated December 3, 2009 (Exhibit 10.30 to Form 10-K filed on December 4, 2009).
21.1	*	-	Subsidiaries of the Company.
23.1	*	-	Consent of independent registered public accounting firm.
31.1	*	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241.
31.2	*	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 15 U.S.C. Section 7241.
32.1	**	-	Certification of Chief Executive Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.
32.2	**	-	Certification of Chief Financial Officer of ICO, Inc. pursuant to 18 U.S.C. Section 1350.

______________________
*Filed herewith
**Furnished herewith

+ Management contracts or compensating plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICO, Inc.
By:	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer and Vice-Chairman of the Board of Directors
(Principal Executive Officer)
Date:	January 28, 2010

By:	/s/ Brad Leuschner
Brad Leuschner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date:	January 28, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory T. Barmore	Chairman of the Board	January 28, 2010
Gregory T. Barmore

/s/ A. John Knapp, Jr.	President, Chief Executive Officer and	January 28, 2010
A. John Knapp, Jr.	Vice-Chairman of the Board (Principal Executive Officer)

/s/ Eugene R. Allspach	Director	January 28, 2010
Eugene R. Allspach

/s/ Eric O. English	Director	January 28, 2010
Eric O. English

/s/ David E.K. Frischkorn, Jr.	Director	January 28, 2010
David E.K. Frischkorn, Jr.

/s/ Daniel R. Gaubert	Director	January 28, 2010
Daniel R. Gaubert

/s/ Max W. Kloesel	Senior Vice President, Bayshore Industrial and	January 28, 2010
Max W. Kloesel	Director

/s/ Kumar Shah	Director	January 28, 2010
Kumar Shah

/s/ Warren W. Wilder	Director	January 28, 2010
Warren W. Wilder