Form 10-Q
period 2009-12-31
ICO INC
filed 2010-02-04
CIK 353567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission file number 1-8327

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
YES ☒  NO☐
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

                      Large accelerated filer  ☐                                                            Accelerated filer☒
Non-accelerated filer ☐                                                              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐   NO  ☒

There were 27,724,820 shares of common stock without par value outstanding as of January 27, 2010.

ICO, INC.

PART  I ― FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ICO, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, except share data)

	December 31,	September 30,
ASSETS	2009	2009

Current Assets:
Cash and cash equivalents	$13,921	$21,880
Trade receivables (less allowance for doubtful accounts
of $3,688 and $3,746, respectively)	57,444	57,124
Inventories	40,997	37,397
Deferred income taxes	1,751	1,848
Prepaid and other current assets	6,178	6,446
Total current assets	120,291	124,695

Property, plant and equipment, net	56,158	57,144
Goodwill	4,549	4,549
Deferred income taxes	4,596	4,128
Other assets	1,767	1,757
Total assets	$187,361	$192,273

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term borrowings under credit facilities	$557	$-
Current portion of long-term debt	11,935	12,980
Accounts payable	32,410	33,281
Accrued salaries and wages	4,435	4,997
Other current liabilities	9,414	9,344
Total current liabilities	58,751	60,602

Long-term debt, net of current portion	16,420	18,823
Deferred income taxes	4,717	4,786
Other long-term liabilities	2,108	2,907
Total liabilities	81,996	87,118

Commitments and contingencies	-	-
Stockholders' equity:
Undesignated preferred stock, without par value -
500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, without par value - 50,500,000 shares authorized;
28,302,921 and 28,205,173 shares issued, respectively	55,787	55,248
Additional paid-in capital	71,905	73,081
Accumulated other comprehensive income	2,524	2,723
Accumulated deficit	(21,834)	(22,880)
Treasury stock, at cost, 578,081 shares	(3,017)	(3,017)
Total stockholders' equity	105,365	105,155
Total liabilities and stockholders' equity	$187,361	$192,273

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, except share and per share data)

	Three Months Ended
	December 31,
	2009	2008

Revenues	$85,371	$79,358
Cost and expenses:
Cost of sales and services (exclusive of depreciation
shown below)	70,800	69,248
Selling, general and administrative	10,152	9,138
Depreciation and amortization	2,022	1,713
Long-lived asset impairment, restructuring and other costs (income)	142	(293)
Operating income (loss)	2,255	(448)
Other expense:
Interest expense, net	(527)	(639)
Other	(8)	(331)
Income (loss) before income taxes	1,720	(1,418)
Provision (benefit) for income taxes	674	(342)
Net income (loss) applicable to Common Stock	$1,046	$(1,076)

Basic net income (loss) per common share	$.04	$(.04)
Diluted net income (loss) per common share	$.04	$(.04)

Basic weighted average shares outstanding	27,691,000	27,412,000
Diluted weighted average shares outstanding	28,025,000	27,412,000

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in Thousands)

	Three Months Ended
	December 31,
	2009	2008

Net income (loss)	$1,046	$(1,076)
Other comprehensive income (loss)
Foreign currency translation adjustment	(596)	(4,418)
Unrealized gain (loss) on foreign currency hedges	340	(864)
Unrealized gain (loss) on interest rate swaps	57	(458)
Comprehensive income (loss)	$847	$(6,816)

The accompanying notes are an integral part of these financial statements.

ICO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended
	December 31,
	2009	2008
Cash flows provided by (used for) operating activities:
Net income (loss)	$1,046	$(1,076)
Depreciation and amortization	2,022	1,713
Stock based compensation expense	249	148
Long-lived asset impairment, restructuring and other costs	-	(520)
Changes in assets and liabilities providing/(requiring) cash:
Receivables	(578)	12,192
Inventories	(5,045)	14,411
Other assets	(22)	1,728
Income taxes payable	529	18
Deferred taxes	(412)	(871)
Accounts payable	592	(11,527)
Other liabilities	(986)	(2,695)
Net cash provided by (used for) operating activities by continuing operations	(2,605)	13,521
Net cash provided by operating activities by discontinued operations	-	184
Net cash provided by (used for) operating activities	(2,605)	13,705

Cash flows used for investing activities:
Capital expenditures	(1,015)	(1,364)
Net cash used for investing activities	(1,015)	(1,364)

Cash flows provided by (used for) financing activities:
Common stock issued	12	44
Purchases of Treasury Stock	-	(1,990)
Payment of dividend on Common Stock	(1,386)	-
Increase (decrease) in short-term borrowings under credit facilities, net	557	(2,446)
Repayments of long-term debt	(3,448)	(2,507)
Net cash used for financing activities	(4,265)	(6,899)

Effect of exchange rates on cash	(74)	(56)
Net increase (decrease) in cash and equivalents	(7,959)	5,386
Cash and cash equivalents at beginning of period	21,880	5,589
Cash and cash equivalents at end of period	$13,921	$10,975

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.     BASIS OF FINANCIAL STATEMENTS

The interim financial statements furnished reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim period presented and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature.  The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results expected for the year ended September 30, 2010.  These interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The accounting policies for the periods presented are the same as described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

NOTE 2.                 MERGER

On December 2, 2009, the Company signed a definitive merger agreement (the “merger agreement”) with A. Schulman, Inc. (“A. Schulman”) in a combined cash and stock transaction pursuant to which 100% of the outstanding stock of the Company will be acquired by A. Schulman (the “merger”).  Under the terms of the merger agreement, the total consideration is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. Closing of the transaction is subject to approval by at least two-thirds of the votes entitled to be cast by holders of the Company's Common Stock, regulatory approvals and other customary closing conditions.  On January 18, 2010, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  If the merger agreement is terminated before the Company completes the merger, under certain circumstances, the Company may be required to pay either a termination fee to A. Schulman in the amount of $6.8 million or up to $1.0 million in expense reimbursement instead of the termination fee.

NOTE 3.                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Business Combinations in Consolidated Financial Statements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. The guidance was effective for the Company on October 1, 2009.For any acquisitions completed during fiscal year 2010, the Company expects the adoption of the guidance will have an impact on its consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of any acquisitions the Company consummates.

Noncontrolling Interests – In December 2007, the FASB issued new accounting guidance on noncontrolling interests. The new accounting rules clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The implementation of new accounting rules related to noncontrolling interests, effective October 1, 2009, did not have a material impact on the Company’s financial position, results of operations or cash flows, as the Company had no noncontrolling interests during the three months ended December 31, 2009.

Share-based payment transactions and participating securities – In June 2008, the FASB issued authoritative guidance governing whether instruments granted in share-based payment transactions are participating securities.  This guidance addresses whether these instruments are participating securities prior to vesting and therefore need to be included in computing earnings per share under the two-class method.  The implementation of this new guidance, effective October 1, 2009, changed reported weighted average shares outstanding but it did not have a material impact on the Company’s earnings per share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4.     STOCKHOLDERS’ EQUITY

In September 2008, the Company announced that its Board of Directors authorized the repurchase of up to $12.0 million of its outstanding Common Stock through September 2010 (the “Share Repurchase Plan”).  Through December 2, 2009, 578,081 shares had been repurchased for total cash consideration of $3.0 million at an average price of $ 5.22 per share.  In connection with the merger agreement, on December 2, 2009, the Board of Directors terminated the Share Repurchase Plan.

NOTE 5.                 EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts.  Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS assumes the conversion of all dilutive securities.

The difference between basic and diluted weighted-average common shares results from the assumed exercise of outstanding stock options.  There were no potentially dilutive securities for the three months ended December 31, 2008 due to the Company reporting a net loss.  The following presents the number of incremental weighted-average shares used in computing diluted EPS amounts:
	Three Months Ended December 31,
Weighted-average shares outstanding:	2009	2008

Basic	27,691,000	27,412,000
Incremental shares from stock – based compensation	334,000	-
Diluted	28,025,000	27,412,000

The total amount of anti-dilutive securities for the three months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended
	December 31,
	2009	2008
Total shares of anti-dilutive securities	609,000	979,000

NOTE 6.             INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2009	2009
	(Dollars in Thousands)
Raw Materials	$21,754	$18,407
Finished Goods	18,149	17,879
Supplies	1,094	1,111
Total Inventories	$40,997	$37,397

NOTE 7.         INCOME TAXES

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(Dollars in Thousands)
Domestic	$84	$60
Foreign	1,636	(1,478)
Total	$1,720	$(1,418)

The provision (benefit) for income taxes consists of the following:

	Three Months Ended December 31,
	2009	2008
	(Dollars in Thousands)
Current	$1,063	$204
Deferred	(389)	(546)
Total	$674	$(342)

Reconciliations of the income tax expense (benefit) at the federal statutory rate of 35% to the Company's effective rate for the three months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Tax expense (benefit) at statutory rate	$602	$(496)
Chargeback Reimbursement	-	(61)
Foreign tax rate differential	(94)	151
State taxes, net of federal benefit	-	22
Reinvestment Allowance tax credit	(31)	-
Non-deductible transaction costs	240	-
Non-deductible expenses and other, net	(43)	42
Income tax provision (benefit)	$674	$(342)
Effective income tax rate	39%	24%

The Company’s effective income tax rates were a provision of 39% and a benefit of 24% during the three months ended December 31, 2009 and 2008, respectively.  The higher effective tax rate during the three months ended December 31, 2009 was primarily due to permanent differences from transaction costs associated with the pending merger that will not be deductible if the merger is completed. The lower effective tax rate in the three months ended December 31, 2008 was primarily a result of the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences.

The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  It is not practicable to estimate the amount of additional tax that might be payable should the earnings be remitted or should the Company sell its stock in the subsidiaries.  As of December 31, 2009, the Company has unremitted earnings from foreign subsidiaries of approximately $26.5 million.  The Company has determined that the undistributed earnings of foreign subsidiaries, exclusive of those repatriated under the American Jobs Creation Act, will be permanently reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. income tax examinations for periods preceding 2006.  In the Company’s other major tax jurisdictions, the earliest years remaining open to examination are as follows: France - 2007, Australia – 2005, Italy - 2005 and the Netherlands – 2004. Additionally, in its other foreign jurisdictions, the Company is no longer subject to tax examinations for periods preceding 2002.

At December 31, 2009, the Company had no unrecognized tax benefits or liabilities.  In the event that the Company incurs interest and penalties related to tax matters in the future, such interest and penalties will be reported as income tax expense.  The Company does not anticipate that any tax contingencies which may arise in the next twelve months will have a material impact on its financial position or results of operations.

NOTE 8.         COMMITMENTS AND CONTINGENCIES

The Company has letters of credit outstanding in the United States of approximately $1.7 million as of both December 31, 2009 and September 30, 2009, and foreign letters of credit outstanding of $0.7 million as of both December 31, 2009 and September 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Merger Litigation.  Following the announcement of the proposed sale of the Company to A. Schulman, two lawsuits were filed as follows:

Fred Wilebski v. Gregory T. Barmore, et al., Cause No. 2009-77782, in the 152nd Judicial District Court of Harris County, Texas. On December 7, 2009, plaintiff filed this suit against the Company, all of its directors and A. Schulman as a class action on behalf of all the Company’s shareholders except those affiliated with any of the defendants.  On January 12, 2010, plaintiff filed an amended petition, which purports to bring claims derivatively on behalf of the Company.  Plaintiff alleges that the director defendants breached their fiduciary duties, including duties of loyalty, due care, independence, good faith and fair dealing, and wasted the Company’s assets.  Plaintiff claims that the consideration to be paid to the Company’s shareholders under the merger agreement is unfair and inadequate; that the termination fee and deal protection provisions of the merger agreement are unfair, unreasonable, and/or improper; and that the directors failed to ensure a fair and proper process to maximize value for all the Company’s shareholders and wasted corporate assets.  Plaintiff further maintains that the Form S-4 Registration Statement filed by A. Schulman with the SEC in connection with the Merger fails to provide the Company’s shareholders with material information and/or provides them with materially misleading information.  Plaintiff brings additional claims for aiding and abetting against the defendants and A. Schulman. Plaintiff generally seeks:

•	to enjoin the defendants from effectuating the Merger or, in the event that the transaction is consummated, to rescind it or award rescissory damages;
•	monetary damages on behalf of the Company against the defendants for all losses and/or damages suffered by the Company; and
•	attorney’s fees and expert fees.

On January 14, 2010, counsel for Mr. Wilebski filed a motion seeking expedited proceedings and discovery.  The referenced motion is currently scheduled for oral hearing on February 19, 2010.

On January 19, 2010, the defendants answered the lawsuit.  On January 20, 2010, a Special Litigation Committee, was formed, composed of three disinterested, independent directors, to investigate, analyze and evaluate the allegations and claims asserted in Wilebski’s lawsuit and the stockholder demand letters referenced below, and with respect to any related, amended or other demand letters or lawsuits containing similar or related claims that may be filed or made in the future.  The members of the Special Litigation Committee are Eric O. English, David E. K. Frischkorn, Jr., and Daniel R. Gaubert, with Mr. English serving as Chairman.  The Special Litigation Committee will determine, after reasonable inquiry, whether it is in the best interests of the Company for any such claims to be pursued.

On January 25, 2010, the Company filed a statement pursuant to section 21.555(b) of the Texas Business Organizations Code (the “TBOC”) advising the Court, plaintiff, and all interested parties that it had established a Special Litigation Committee and commenced an inquiry into the allegations asserted in Mr. Wilebski’s amended petition to determine what actions, if any, the Company should take.  On the same day, the Company filed a motion to stay proceedings in this action pursuant to the mandatory and automatic stay provision under section 21.555 of the TBOC.

David Mraud v. A. John Knapp, et al., Cause No. 2009-79556, in the 127th Judicial District Court of Harris County, Texas.  On December 15, 2009, plaintiff brought this action derivatively on behalf of the Company against all of its directors, A. Schulman, Wildcat and the Company (as nominal defendant), alleging, among other things, breach of the Company’s board of directors’ fiduciary duties and that the consideration to be received by the Company’s shareholders is inadequate.  The Company’s board of directors had received a demand letter dated December 4, 2009, from counsel for Mr. Mraud, also alleging breaches of fiduciary duties by the board, and that the Merger consideration is inadequate, and demanding that the board take action to remedy the claimed breaches of fiduciary duty.  On January 24, 2010, the lawsuit filed on behalf of Mr. Mraud was nonsuited.

Demand Letter.  The Company’s board of directors received a demand letter dated December 4, 2009, regarding the Merger from counsel for a shareholder of the Company (this letter was separate from plaintiff David Mraud’s demand letter of the same date referenced above).  The letter states, among other things, that the consideration to be paid to the Company’s shareholders under the Merger Agreement is inadequate and that the Company’s board of directors breached fiduciary duties to the shareholders and was motivated by its self interest in approving the merger. The letter demands that the Company’s board of directors initiate a lawsuit against the members of the Company’s board of directors and A. Schulman.

Other Legal Proceedings.  The Company is also named as a defendant in certain other lawsuits arising in the ordinary course of business. The outcome of these lawsuits cannot be predicted with certainty, but the Company does not believe they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.         DEBT

Term debt at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31,	September 30,
	2009	2009
	(Dollars in Thousands)
Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2011. The interest rate as of both December 31, 2009 and September 30, 2009 was 6.6%.	$5,833	$6,667

Term loan of ICO, Inc. under the terms of the KeyBank Credit Agreement. Principal and interest paid quarterly through September 2012. The interest rate as of both December 31, 2009 and September 30, 2009 was 7.9%.	3,056	3,333

Term loan of the Company’s Italian subsidiary, collateralized by a mortgage over the subsidiary’s real estate. Principal and interest paid quarterly with a fixed interest rate of 5.2% through June 2016.	5,067	5,324

Various other U.S. loans of the Company’s U.S. subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. These loans had a weighted average interest rate of 6.0% and 6.1% as of December 31, 2009 and September 30, 2009, respectively, with maturity dates between November 2010 and May 2021. The interest and principal payments are made monthly.	6,674	7,545

Various other loans provided by foreign banks of the Company’s foreign subsidiaries collateralized by mortgages on land and buildings and other assets of the subsidiaries. These loans had a weighted average interest rate of 7.4% and 7.0% as of December 31, 2009 and September 30, 2009, respectively, with maturity dates between January 2010 and March 2015. The interest and principal payments are made monthly or quarterly.	7,725	8,934

Total term debt	28,355	31,803

Less current maturities of long-term debt	11,935	12,980

Long-term debt less current maturities	$16,420	$18,823

The Company maintains several lines of credit.  The facilities are collateralized by certain assets of the Company.  The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in the Company’s domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2009	2009	2009	2009	2009	2009
	(Dollars in Millions)
Borrowing Capacity (a)	$11.7	$10.6	$38.3	$39.9	$50.0	$50.5
Outstanding Borrowings	-	-	0.6	-	0.6	-
Net availability	$11.7	$10.6	$37.7	$39.9	$49.4	$50.5

(a) Based on the credit facility limits less outstanding letters of credit.

The Company maintains a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association, with a maturity date of October 2012. Under the Credit Agreement, there is a total of $8.9 million outstanding in the form of two term loans as of December 31, 2009. The Credit Agreement also contains a revolving credit facility of $20.0 million based on the Company’s levels of domestic receivables and inventory.  As of December 31, 2009, the borrowing capacity was $11.7 million after subtracting $1.7 million of letters of credit outstanding.  There were no borrowings under the revolving credit facility as of December 31, 2009 and September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on its $5.8 million and $3.1 million term loans.  The swaps lock in the Company’s interest rate on (i) the $5.8 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) the $3.1 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of December 31, 2009 were 6.6% and 7.9%, respectively.

The Credit Agreement establishing the credit facility contains financial covenants, including:

•
A minimum tangible net worth requirement (as defined in the Credit Agreement) of $50.0 million plus 50% of each fiscal quarter’s net income.  As of December 31, 2009 and September 30, 2009, the Company’s required minimum tangible net worth was $70.2 million and $69.7 million, respectively.  The Company’s actual tangible net worth was $98.1 million and $97.6 million, respectively, as of December 31, 2009 and September 30, 2009.

•
A leverage ratio (as defined in the Credit Agreement) not to exceed 3.0 to 1.0.  As of December 31, 2009 and September 30, 2009, the Company’s leverage ratios were 1.8 to 1.0 and 2.5 to 1.0, respectively.

•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined in the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense, scheduled principal debt repayments in the prior four quarters, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of December 31, 2009 and September 30, 2009, the Company’s fixed charge coverage ratios were 1.1 to 1.0.

•
A requirement that “Adjusted EBITDA” less interest expense (as defined in the Credit Agreement), not be less than zero for two consecutive fiscal quarters.  As of December 31, 2009 and September 30, 2009, the Company has maintained the required level of profitability above zero.

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

The merger agreement, if consummated, will result in a “Change of Control”.  The Company obtained the consent of KeyBank, subject to certain terms and conditions, to the approval by our board of directors and/or shareholders of the pending merger.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months, do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.7 million as of December 31, 2009 and $39.9 million as of September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of December 31, 2009
Country	Outstanding Borrowings	Available Borrowing Capacity	Financial Covenant Requirement	December 31, 2009	September 30, 2009
Australia	$2.7 million	$0.9 million	Equity exceeds 29.9% of total assets	48%	43%
			Earnings more than -1.6x interest expense	(a)	(a)
Holland	1.4 million	5.3 million	Equity exceeds 34.9% of total assets	60%	56%
Malaysia	0.3 million	1.5 million	Total debt less than 2x equity	.4x	.4x
Malaysia	2.0 million	2.0 million	Equity greater than US $1.6 million	$6.0 million	$5.6 million

(a) As of December 31, 2009 and September 30, 2009, the Company did not meet this covenant due to losses in its Australian subsidiary.  At December 31, 2009 and September 30, 2009 there was $2.7 million and $2.8 million of term debt outstanding, respectively.  The Company has classified all of the Australian term debt as current.  The Company obtained a waiver from its Australian bank as of September 30, 2009 and is seeking a waiver for the December 31, 2009 covenant violation.  Of the $37.7 million of total foreign credit availability as of December 31, 2009, $0.9 million related to the Company’s Australian subsidiary.

NOTE 10.       EMPLOYEE BENEFIT PLANS

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

The amount of defined contribution plan expense for the three months ended December 31, 2009 and December 31, 2008 was $0.3 million.  The amount of defined benefit plan pension expense for the three months ended December 31, 2009 and December 31, 2008 was $0.1 million.

NOTE 11.       LONG-LIVED ASSET IMPAIRMENT, RESTRUCTURING AND OTHER COSTS (INCOME)

During the three months ended December 31, 2009, the Company incurred restructuring charges of $0.1 million related to relocation costs incurred in Australia.  In the three month period ended December 31, 2008, the Company recorded a net benefit from insurance proceeds of $0.4 million at its Bayshore Industrial location resulting from Hurricane Ike and a net benefit from insurance proceeds of $0.1 million related to a fire suffered at the Company’s facility in New Jersey in July 2008.  Additionally, the Company recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008 related to its former United Arab Emirates plant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s revenues and profitability are impacted by changes in resin prices.  The Company uses various resins (primarily polyethylene) to manufacture its products.  As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact the Company’s operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2009 and September 30, 2009, the Company had $21.8 million and $18.4 million of raw material inventory and $18.1 million and $17.9 million of finished goods inventory, respectively.  The Company attempts to minimize its exposure to resin price changes by monitoring and carefully managing the quantity of its inventory on hand and product sales prices.

As of December 31, 2009, the Company had $73.3 million of net investment in foreign wholly-owned subsidiaries.  The Company does not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

The Company enters into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with authoritative guidance over accounting for derivative instruments and hedging activities, the Company recognizes the amount of hedge ineffectiveness for these hedging instruments in the Consolidated Statement of Operations.  The hedge ineffectiveness on the Company’s designated cash flow hedging instruments was not a significant amount for the three months ended December 31, 2009 and 2008, respectively.  The Company’s principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  The Company’s forward contracts have original maturities of one year or less.

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of December 31, 2009 and September 30, 2009

As of
	December 31,	September 30,
	2009	2009

Notional value	$2.9 million	$5.5 million
Fair market value	$0.0 million	$(0.3) million
Maturity Dates	January through April 2010	October 2009
through January 2010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreign Currency Intercompany Accounts and Notes Receivable.  From time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At December 31, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2009	of receivable
US	Australia	$5.1 million	United States Dollar
Holland	UK	$3.5 million	Great Britain Pound
Holland	Australia	$2.8 million	Australian Dollar
US	Malaysia	$1.3 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that may be entered into to mitigate this risk.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of December 31, 2009 and September 30, 2009.

As of
	December 31,	September 30,
	2009	2009

Notional value	$10.7 million	$9.0 million
Fair market value	$(0.1) million	$0.0 million
Maturity Dates	January through March 2010	October 2009
through January 2010

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of December 31, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap is marked to market in the balance sheet.

As of December 31, 2009, the Company has $10.1 million in notional interest rate swaps.  The estimated fair value of these interest rate swaps as of December 31, 2009, was a liability of $0.3 million.  The fair value is an estimate of the net amount that the Company would pay on December 31, 2009 if the agreements were transferred to another party or cancelled by the Company.

NOTE 14.       SEGMENT INFORMATION

The Company’s management structure and reportable segments are organized into five business segments referred to as ICO Polymers North America, ICO Brazil, Bayshore Industrial, ICO Europe and ICO Asia Pacific.  This organization is consistent with the way information is reviewed and decisions are made by executive management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Three Months Ended December 31, 2009	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$36,375	$143	$1,657	$464	$-	$281
Bayshore Industrial	16,864	55	1,818	406	-	169
ICO Asia Pacific	17,076	91	(192)	471	142	310
ICO Polymers North America	9,716	713	742	554	-	233
ICO Brazil	5,340	-	419	70	-	12
Total from Reportable Segments	85,371	1,002	4,444	1,965	142	1,005
Unallocated General Corporate	-	-	(2,189)	57	-	10
Expense
Total	$85,371	$1,002	$2,255	$2,022	$142	$1,015

Three Months Ended December 31, 2008	Revenue From External Customers	Inter- Segment Revenues	Operating Income (Loss)	Depreciation and Amortization	Impairment, Restructuring and Other Costs (Income)(a)	Expenditures for Additions to Long-Lived Assets
	(Dollars in Thousands)
ICO Europe	$34,762	$130	$(149)	$452	$-	$227
Bayshore Industrial	18,330	105	1,718	411	(382)	39
ICO Asia Pacific	14,481	-	(1,287)	329	168	71
ICO Polymers North America	8,889	897	582	434	(79)	961
ICO Brazil	2,896	-	(58)	42	-	64
Total from Reportable Segments	79,358	1,132	806	1,668	(293)	1,362
Unallocated General Corporate	-	-	(1,254)	45	-	2
Expense
Total	$79,358	$1,132	$(448)	$1,713	$(293)	$1,364

	As of	As of
	December 31,	September 30,
Total Assets	2009 (c)	2009 (c)
	(Dollars in Thousands)
ICO Europe	$75,351	$76,578
Bayshore Industrial	29,838	29,725
ICO Asia Pacific	43,292	42,570
ICO Polymers North America	26,233	27,509
ICO Brazil	7,728	7,593
Total from Reportable Segments	182,442	183,975
Other (b)	4,919	8,298
Total	$187,361	$192,273

(a) Impairment, restructuring and other costs (income) are included in operating income (loss).
(b) Consists of unallocated Corporate assets.
(c) Includes goodwill of $4.5 million for Bayshore Industrial as of December 31, 2009 and September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of total reportable segment operating income to income from continuing operations before income taxes is as follows:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Reportable segments operating income	$4,444	$806
Unallocated general corporate expense	(2,189)	(1,254)
Consolidated operating income (loss)	2,255	(448)
Other expense:
Interest expense, net	(527)	(639)
Other	(8)	(331)
Income (loss) before income taxes	$1,720	$(1,418)

NOTE 15.       FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB provides accounting rules that establish a fair value hierarchy to prioritize the inputs used in valuation techniques into three levels as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurement Using:
	Total	Quoted Price in active	Significant Other	Significant
	Fair	markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial Assets:
Forward Exchange Contracts	$52	$-	$52	$-

Financial Liabilities:
Forward Exchange Contracts	158	-	158	-
Interest Rate Swaps	310	-	310	-

“Forward exchange contracts” represent net unrealized gains or losses on foreign currency hedges, which are the net differences between (i) the amount in U.S. Dollars, or local currency translated into U.S. Dollars, to be received or paid at the contracts’ settlement date and (ii) the U.S. Dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.  “Interest rate swaps” represent the net unrealized gains or losses on interest rate swaps related to the Company’s term loans in the United States and the United Kingdom.  For additional disclosures required by this accounting guidance for financial assets and liabilities, see Note 13 – “Quantitative and Qualitative Disclosures About Market Risk” to the Company’s consolidated financial statements.

NOTE 16.       SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2009 and through February 4, 2010, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events or unrecognizable subsequent events.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Pending Merger with A. Schulman, Inc.

On December 2, 2009, the Company signed a definitive merger agreement with A. Schulman, Inc. (“A. Schulman”) in a combined cash and stock transaction pursuant to which 100% of the outstanding stock of the Company will be acquired by A. Schulman (the “merger”).  Under the terms of the merger agreement, the total consideration is comprised of $105.0 million in cash and 5.1 million shares of A. Schulman common stock. Closing of the transaction is subject to approval by at least two-thirds of the votes entitled to be cast by holders of the Company's Common Stock, regulatory approvals and other customary closing conditions.  On January 18, 2010, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  If the merger agreement is terminated before we complete the merger, under certain circumstances, we may be required to pay either a termination fee to A. Schulman in the amount of $6.8 million or up to $1.0 million in expense reimbursement instead of the termination fee.

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

Demand for our products and services tends to be driven by overall economic factors and, particularly, consumer spending.  Accordingly, the recent downturn in the U.S. and global economies had an impact on the demand for our products and services.  The trend of applicable resin prices also impacts customer demand.  As resin prices fall, customers tend to reduce their inventories and therefore reduce their need for our products and services as customers choose to purchase resin upon demand rather than building large levels of inventory.  Conversely, as resin prices are rising, customers often increase their inventories and accelerate their purchases of products and services from the Company to help control their raw material costs.  Historically, resin price changes have generally followed the trend of oil and natural gas prices, and we believe that this trend will continue in the future.  Additionally, demand for our products and services tends to be seasonal, with customer demand historically being weakest during our first fiscal quarter due to the holiday season and also due to property taxes levied in the U.S. on customers’ inventories on January 1.

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

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Executive Summary

Although the Company continues to face challenging industry conditions, net income was $1.0 million for the first quarter of fiscal year 2010 versus a loss of $1.1 million for the first quarter of fiscal year 2009, an increase of $2.1 million. This increase was primarily due to higher volumes as a result of an improvement in customer demand.  Volumes in the first quarter of fiscal year 2010 increased 11% compared to the quarter ended December 31, 2008 and 6% compared sequentially to the quarter ended September 30, 2009. The unprecedented drop in resin prices in the quarter ended December 31, 2008 led to significantly reduced margins in that period. Resin prices stabilized throughout the remainder of fiscal year 2009, and along with the 11% growth in volumes, led to improved gross margins from 12.7% in the quarter ended December 31, 2008 to 17.1% in the quarter ended December 31, 2009.

	Summary Financial Information
	Three Months Ended
	December 31,
	2009	2008	Change	%
	(Dollars in Thousands)
Total revenues	$85,371	$79,358	$6,013	8%
SG&A (1)	10,152	9,138	1,014	11%
Operating income	2,255	(448)	2,703	N.M.
Net income (loss)	$1,046	$(1,076)	$2,122	N.M.

Volumes (2)	71,600	64,600	7,000	11%
Gross margin (3)	17.1	12.7%	4.4%
SG&A as a percentage of revenues	11.9%	11.6%	0.3%
Operating income as a percentage of revenues	2.6%	(0.6% )	3.2%

    N.M. – Not meaningful

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

Revenues. Total revenues increased $6.0 million or 8% to $85.4 million during the three months ended December 31, 2009, compared to the same period of fiscal year 2009. The increase in revenues was a result of an increase in volumes sold by the Company (“volume”), the positive impact from changes in foreign currencies relative to the U.S. Dollar (“translation effect”), partially offset by unfavorable changes in selling prices and mix of finished products sold or services performed (“price/product mix”).  Due to the variance in average prices between our product sales revenues and our toll processing revenues as a result of the raw material component embedded in the average product sales price, we compute the volume impacts and the price/product mix impacts separately for each of those components and then combine them in the table that follows.

The components of the increase (decrease) in revenue are:

	Three Months Ended
	December 31, 2009
	%		$
	(Dollars in Thousands)
Volume	10%		$7,959
Price/product mix	(13%	)	(10,085)
Translation effect	10%		8,139
Total increase	8%		$6,013

As mentioned above, the Company’s revenues and profitability are impacted by the change in raw material prices (“resin” prices) as well as product sales mix.  As the price of resin increases or decreases, market prices for our products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices. Price changes coupled with unfavorable changes in product mix caused a decrease in revenues of $10.1 million for the three months ended December 31, 2009, while increased volumes and the positive impact of the translation effect of foreign currencies against the U.S. Dollar generated increases in revenues of $8.0 million and $8.1 million, respectively, for the same period. Although we participate in numerous markets, the graph below illustrates the general trends in the prices of resin we purchased.

A comparison of revenues by segment and discussion of the significant segment changes is provided below.

Revenues by segment for the three months ended December 31, 2009 compared to the three months ended December 31, 2008:

	Three Months Ended
	December 31,
	2009	% of Total	2008	% of Total	Change	%
	(Dollars in Thousands)
ICO Europe	$36,375	43%	$34,762	44%	$1,613	5%
Bayshore Industrial	16,864	20%	18,330	23%	(1,466)	(8%	)
ICO Asia Pacific	17,076	20%	14,481	18%	2,595	18%
ICO Polymers North America	9,716	11%	8,889	11%	827	9%
ICO Brazil	5,340	6%	2,896	4%	2,444	84%
Total	$85,371	100%	$79,358	100%	$6,013	8%

Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Revenues by Segment	Revenues by Segment

        ICO Europe’s revenues increased $1.6 million or 5% primarily as a result of the translation effect of a weaker U.S. Dollar against European currencies.  This resulted in an increase in revenues of $3.3 million.  Additionally, higher volumes, as a result of an increase in customer demand, caused an increase in revenues of $1.6 million. An unfavorable change in price partially offset these increases, negatively impacting revenues by $3.3 million.

Bayshore Industrial’s revenues decreased $1.5 million or 8% as a result of an unfavorable change in product mix and price, which impacted revenues by $2.2 million. Higher volumes, due to improved customer demand, positively impacted revenues by $0.7 million.

ICO Asia Pacific’s revenues increased $2.6 million or 18% primarily as a result of the translation effect of a weaker U.S. Dollar against currencies of that region (Australian Dollar, New Zealand Dollar and Malaysian Ringgit).  The translation effect of currencies against the U.S. Dollar caused an increase in revenues of $3.5 million, and higher volumes caused an increase in revenues of $1.7 million. Additionally, an unfavorable change in price resulted in a decline in revenues of $2.6 million.

ICO Polymers North America’s revenues increased $0.8 million or 9%.  This increase was primarily a result of increased volumes sold due to improved customer demand, producing a revenue increase of $2.2 million. This increase was offset by the negative effect of price changes, which decreased revenue by $1.4 million.

ICO Brazil’s revenues increased $2.4 million or 84% due to higher volumes sold, which favorably impacted revenues by $1.8 million, and the translation effect of the stronger Brazilian currency compared to the U.S. Dollar positively impacted revenues by $1.3 million.  Offsetting these increases was an unfavorable price change which negatively impacted revenues by $0.6 million.

Selling, General and Administrative.  Compared to last fiscal year, selling, general and administrative expenses (“SG&A”) increased $1.0 million or 11% in the period ended December 31, 2009 primarily due to an increase of $0.9 million incurred for external professional fees related to the pending A. Schulman merger. As a percentage of revenues, SG&A showed a slight increase to 11.9% during the three months ended December 31, 2009 compared to 11.6% for the same period last year.

Operating income (loss) by segment and discussion of significant segment changes for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 follows.

	Three Months Ended
Operating income (loss)	December 31,
	2009	2008	Change	%
	(Dollars in Thousands)
ICO Europe	$1,657	$(149)	$1,806	N.M.
Bayshore Industrial	1,818	1,718	100	6%
ICO Asia Pacific	(192)	(1,287)	1,095	85%
ICO Polymers North America	742	582	160	27%
ICO Brazil	419	(58)	477	N.M.
Subtotal	4,444	806	3,638	451%
Unallocated General Corporate Expense	(2,189)	(1,254)	(935)	75%
Consolidated	$2,255	$(448)	$2,703	N.M.

* N.M. – Not meaningful

Operating income (loss) as a percentage	Three Months Ended
of revenues	December 31,
	2009		2008		Change
ICO Europe	5%		0%		5%
Bayshore Industrial	11%		9%		2%
ICO Asia Pacific	(1%	)	(9%	)	8%
ICO Polymers North America	8%		7%		1%
ICO Brazil	8%		(2%	)	10%
Consolidated	3%		(1%	)	4%

ICO Europe’s operating income increased $1.8 million to income of $1.7 million due to increased tolling revenues of $1.4 million, a $0.2 million improvement in feedstock margins (the difference between product sales revenues and related costs of raw materials sold) and a $0.2 million positive impact of the translation effect of the European currency (Euro) against the U.S Dollar.

Bayshore Industrial’s operating income increased $0.1 million or 6% primarily from a $0.4 million improvement in feedstock margins and a $0.1 million decrease in operating expenses, offset by the lack of the net benefit from insurance proceeds in the amount of $0.4 million recorded in the period ended December 31, 2008.

ICO Asia Pacific’s operating income increased $1.1 million or 85% primarily due to not having the $0.7 million operating loss from the Company’s ICO Dubai plant, which closed in January 2009. Also contributing to the operating income increase was a $0.4 million positive impact from increased sales volumes due to higher customer demand.

ICO Polymers North American’s operating income increased $0.2 million or 27% primarily from an increase of 19% in volumes as a result of an increase in customer demand.

ICO Brazil’s operating income increased $0.5 million primarily caused by $0.6 million in higher volumes sold due to improved customer demand, partially offset by $0.1 million in lower feedstock margins.

Compared to the same period last fiscal year, Unallocated General Corporate Expense increased $0.9 million or 75% primarily due to incurring $0.9 million of external professional fees related to the pending A. Schulman merger.

Long-lived Asset Impairment, Restructuring and Other Costs (Income).  During the three months ended December 31, 2009, the Company incurred restructuring charges of $0.1 million related to relocation costs incurred in Australia.  In the three month period ended December 31, 2008, the Company recorded a net benefit from insurance proceeds of $0.4 million at its Bayshore Industrial location resulting from Hurricane Ike and a net benefit from insurance proceeds of $0.1 million related to a fire suffered at the Company’s facility in New Jersey in July 2008.  Additionally, the Company recorded a $0.2 million impairment related to property, plant and equipment and plant closure costs in the three months ended December 31, 2008 related to its former United Arab Emirates plant.

Income Taxes.  The Company’s effective income tax rates were a provision of 39% and a benefit of 24% during the three months ended December 31, 2009 and 2008, respectively.  The higher effective tax rate during the three months ended December 31, 2009 was primarily due to permanent differences from merger related costs associated with the pending merger that will not be deductible if the merger is completed. The lower effective tax rate in the three months ended December 31, 2008 was primarily a result of the mix of pretax income or loss generated by the Company’s operations in various taxing jurisdictions and the impact of nondeductible items and other permanent differences.

Net Income (Loss).  For the three months ended December 31, 2009, the Company had net income of $1.0 million, compared to a net loss of $1.1 million due to the factors discussed above.

Foreign Currency Translation.  The fluctuations of the U.S. Dollar against the Euro, British Pound, New Zealand Dollar, Brazilian Real, Malaysian Ringgit and the Australian Dollar have impacted the translation of revenues and expenses of our international operations.  The table below summarizes the impact of changing exchange rates for the above currencies for the three months ended December 31, 2009.

Three Months Ended
December 31, 2009

Net revenues	$8.1 million
Operating income	$0.1 million
Pre-tax income	$0.1 million
Net income	$0.1 million

Recently Issued Accounting Pronouncements

Business Combinations in Consolidated Financial Statements – In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new accounting rules require the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. The guidance was effective for us on October 1, 2009.For any acquisitions completed during fiscal year 2010, we expect the adoption of the guidance will have an impact on our consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of any acquisitions we consummate.

Noncontrolling Interests – In December 2007, the FASB issued new accounting guidance on noncontrolling interests. The new accounting rules clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The implementation of new accounting rules related to noncontrolling interests, effective October 1, 2009, did not have a material impact on our financial position, results of operations or cash flows, as we had no noncontrolling interests during the three months ended December 31, 2009.

Share-based payment transactions and participating securities – In June 2008, the FASB issued authoritative guidance governing whether instruments granted in share-based payment transactions are participating securities.  This guidance addresses whether these instruments are participating securities prior to vesting and therefore need to be included in computing earnings per share under the two-class method.  The implementation of this new guidance, effective October 1, 2009, changed reported weighted average shares outstanding but it did not have a material impact on the Company’s earnings per share calculation.

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

Liquidity and Capital Resources

The following are considered by management as key measures of liquidity applicable to the Company:

	December 31, 2009	September 30, 2009
Cash and cash equivalents	$13.9 million	$21.9 million
Working capital	$61.5 million	$64.1 million
Total outstanding debt	$28.9 million	$31.8 million
Available borrowing capacity	$49.4 million	$50.5 million

The primary uses of cash for other than operations are generally capital expenditures, debt service and dividend payments.  Presently, the Company anticipates that cash flow from operations and availability under credit facilities will be sufficient to meet its short and long-term operational requirements.

Cash Flows

Cash and cash equivalents decreased $8.0 million and working capital declined $2.6 million during the three months ended December 31, 2009, as compared with the three months ended December 31, 2008, due to the factors described below.

	December 31,	December 31,
	2009	2008
	(Dollars in Thousands)

Net cash provided (used for) by operating activities by continuing operations	$(2,605)	$13,521
Net cash provided by operating activities by discontinued operations	-	184
Net cash used for investing activities	(1,015)	(1,364)
Net cash used for financing activities	(4,265)	(6,899)
Effect of exchange rate changes	(74)	(56)
Net increase/(decrease) in cash and cash equivalents	$(7,959)	$5,386

Cash Flows From Operating Activities

During the three months ended December 31, 2009, the Company used $2.6 million of cash for operating activities by continuing operations as a result of changes in working capital.  In the three month period ended December 31, 2008, the Company generated cash of $13.5 million from operating activities by continuing operations.  The main reason for the change was due to using cash in the current period of $5.0 million for inventory caused by higher inventory levels while in the prior year period the Company generated cash of $14.4 million related to inventory. The increase in inventory in the current period was primarily due to an increase in sales activity in the current period over the same prior year period.  Also contributing to the change in cash flow is that in the current period the Company used $0.6 million of cash for accounts receivable while in the same period of the previous fiscal year it generated $12.2 million of cash.  Offsetting those two items were cash inflows from accounts payable in the current fiscal period of $0.6 million compared to a use of cash for accounts payable of $11.5 million in the same period of the prior year.

Cash Flows Used for Investing Activities

Net cash used for investing activities for the three months ended December 31, 2009 was $1.0 million, compared to $1.4 million during the same period of the prior fiscal year, primarily caused by a reduction in capital expenditures of $0.4 million period over period.  Non-discretionary capital expenditures have historically been approximately $2.0 million to $3.0 million per year.  For the remainder of fiscal year 2010, we expect discretionary capital expenditures to be approximately $4.0 million.

Cash Flows Used For Financing Activities

During the three months ended December 31, 2009, the Company used $4.3 million of cash for financing activities, consisting of short and long term debt repayments of $3.4 million and $1.4 million used for a dividend payment.  In the prior year period, financing activities used $6.9 million of cash primarily to finance the repurchase of treasury stock of $2.0 million and debt repayments of $5.0 million.

Financing Arrangements

We maintain several lines of credit.  The facilities are collateralized by certain of our assets and are generally used to finance our working capital needs.

The following table presents the borrowing capacity, outstanding borrowings and net availability under the various credit facilities in our domestic and foreign operations.

	Domestic		Foreign		Total
	As of		As of		As of
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2009	2009	2009	2009	2009	2009
	(Dollars in Millions)
Borrowing Capacity (a)	$11.7	$10.6	$38.3	$39.9	$50.0	$50.5
Outstanding Borrowings	-	-	0.6	-	0.6	-
Net availability	$11.7	$10.6	$37.7	$39.9	$49.4	$50.5

(a) Based on the credit facility limits less outstanding letters of credit.

We maintain a Credit Agreement (the “Credit Agreement”) with KeyBank National Association and Wells Fargo Bank National Association, with a maturity date of October 2012.  Under the Credit Agreement, there is a total of $8.9 million outstanding in the form of two term loans as of December 31, 2009. The Credit Agreement also contains a revolving credit facility of $20.0 million based on the Company’s levels of domestic receivables and inventory.  As of December 31, 2009, the borrowing capacity was $11.7 million after subtracting $1.7 million of letters of credit outstanding.  There were no borrowings under the revolving credit facility as of December 31, 2009 and September 30, 2009.

The Credit Agreement contains a variable interest rate and contains certain financial and nonfinancial covenants.  During fiscal year 2008, the Company entered into interest rate swaps on its $5.8 million and $3.1 million term loans.  The swaps lock in the Company’s interest rate on (i) the $5.8 million term loan at 2.82% plus the credit spread on the corresponding debt, and (ii) the $3.1 million term loan at 3.69% plus the credit spread on the corresponding debt.  The interest rates as of December 31, 2009 were 6.6% and 7.9%, respectively.

We must meet certain financial covenants as defined in the KeyBank Credit Agreement.  We were in compliance with these covenants at December 31, 2009 and at September 30, 2009.  In the event that we are unable to remain in compliance with the Credit Agreement’s covenants in the future, our lenders would have the right to declare us in default with respect to such obligations, and consequently, certain of our debt obligations, would be deemed to also be in default.  All debt obligations in default would be required to be reclassified as a current liability.  In the event that we were unable to obtain a waiver from our lenders or renegotiate or refinance these obligations, a material adverse effect on our ability to conduct our operations in the ordinary course would likely result.  The financial covenants in the KeyBank Credit Agreement include:

•
A minimum tangible net worth requirement (as defined in the Credit Agreement) of $50.0 million plus 50% of each fiscal quarter’s net income.  As of December 31, 2009 and September 30, 2009, the Company’s required minimum tangible net worth was $70.2 million and $69.7 million, respectively.  The Company’s actual tangible net worth was $98.1 million and $97.6 million, respectively, as of December 31, 2009 and September 30, 2009.

•
A leverage ratio (as defined in the Credit Agreement) not to exceed 3.0 to 1.0.  As of December 31, 2009 and September 30, 2009, the Company’s leverage ratios were 1.8 to 1.0 and 2.5 to 1.0, respectively.

•
A fixed charge coverage ratio of at least 1.0 to 1.0, defined as “Adjusted EBITDA” (as defined in the Credit Agreement), plus rent expense divided by fixed charges (defined as the sum of interest expense, income tax expense, scheduled principal debt repayments in the prior four quarters, capital expenditures for the purpose of maintaining existing fixed assets and rent expense); and as of December 31, 2009 and September 30, 2009, the Company’s fixed charge coverage ratios were 1.1 to 1.0.

•
A requirement that “Adjusted EBITDA” less interest expense (as defined in the Credit Agreement), not be less than zero for two consecutive fiscal quarters.  As of December 31, 2009 and September 30, 2009, the Company has maintained the required level of profitability above zero.

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

The merger with A. Schulman, if consummated, will result in a “Change of Control”.  The Company obtained the consent of KeyBank, subject to certain terms and conditions, to the approval by our board of directors and/or shareholders of the proposed merger.

The Company has various foreign credit facilities in eight foreign countries. The available credit under these facilities varies based on the levels of accounts receivable within the foreign subsidiary, or is a fixed amount. The foreign credit facilities are collateralized by assets owned by the foreign subsidiaries.  These facilities either have a remaining maturity of less than twelve months, do not have a stated maturity date, or can be cancelled at the option of the lender.  The aggregate amounts of available borrowings under the foreign credit facilities, based on the credit facility limits, current levels of accounts receivables, and outstanding letters of credit and borrowings, were $37.7 million as of December 31, 2009 and $39.9 million as of September 30, 2009.

The following table contains the financial covenants within the Company’s foreign loan agreements.  The financial covenant computations are specific to the subsidiary of the country listed.

	As of December 31, 2009
Country	Outstanding Borrowings	Available Borrowing Capacity	Financial Covenant Requirement	December 31, 2009	September 30, 2009
Australia	$2.7 million	$0.9 million	Equity exceeds 29.9% of total assets	48%	43%
			Earnings more than -1.6x interest expense	(a)	(a)
Holland	1.4 million	5.3 million	Equity exceeds 34.9% of total assets	60%	56%
Malaysia	0.3 million	1.5 million	Total debt less than 2x equity	.4x	.4x
Malaysia	2.0 million	2.0 million	Equity greater than US $1.6 million	$6.0 million	$5.6 million

(a) As of December 31, 2009 and September 30, 2009, the Company did not meet this covenant due to losses in its Australian subsidiary.  At December 31, 2009 and September 30, 2009 there was $2.7 million and $2.8 million of term debt outstanding, respectively.  The Company has classified all of the Australian term debt as current.  The Company obtained a waiver from its Australian bank as of September 30, 2009 and is seeking a waiver for the December 31, 2009 covenant violation.  Of the $37.7 million of total foreign credit availability as of December 31, 2009, $0.9 million related to the Company’s Australian subsidiary.

Off-Balance Sheet Arrangements. The Company does not have any financial instruments classified as off-balance sheet (other than operating leases) as of December 31, 2009 and September 30, 2009.

Forward-Looking Statements

Matters discussed and statements made in this document which are not historical facts and which involve substantial risks, uncertainties and assumptions are “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  When words such as “anticipate,” “believe,” “estimate,” “intend,” “expect,” “plan” and similar expressions are used, they are intended to identify the statements as forward-looking.  Our statements regarding future, projected or potential liquidity, acquisitions, market conditions, reductions in expenses, derivative transactions, net operating losses, tax credits, tax refunds, growth plans, trends in the marketplace, capital expenditures and financial results are examples of such forward-looking statements.  Our forward looking statements can become untrue, and actual results and outcomes can differ materially from results or outcomes suggested by these forward-looking statements due to a number of factors, risks, uncertainties, and circumstances that present risks, including: the failure to receive the approval of the merger by the Company’s shareholders; satisfaction of the conditions to the closing of the merger; costs and difficulties related to integration of businesses and operations; delays, costs and difficulties relating to the merger; restrictions imposed by our outstanding indebtedness, changes in the cost and availability of resins (polymers) and other raw materials, general economic conditions, changes in demand for our services and products, business cycles and other industry conditions, international risks, operational risks, our lack of asset diversification, the timing of new services or facilities, our ability to compete, effects of compliance with laws, fluctuation of the U.S. Dollar against foreign currencies, matters relating to operating facilities, failure of closing conditions in any transaction to be satisfied, integration of acquired businesses, effect and cost of claims, litigation and environmental remediation, and our ability to manage global inventory, develop technology and proprietary know-how, and attract and retain key personnel, our financial condition, results of litigation, results of operations, capital expenditures and other spending requirements, and the risks and risk factors referenced below and elsewhere in this document and those described in our other filings with the SEC.

You should carefully consider the factors in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and other information contained in this document.  If any of the risks and uncertainties actually occurs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

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

As mentioned above, our revenues and profitability are impacted by changes in resin prices.  We use various resins (primarily polyethylene) to manufacture our products.  As the price of resin increases or decreases, market prices for our products will also generally increase or decrease.  This will typically lead to higher or lower average selling prices and will impact our operating income and operating margin.  The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices.  As of December 31, 2009 and September 30, 2009, we had $21.8 million and $18.4 million of raw material inventory and $18.1 million and $17.9 million of finished goods inventory, respectively.  We attempt to minimize our exposure to resin price changes by monitoring and carefully managing the quantity of our inventory on hand and product sales prices.

As of December 31, 2009, we had $73.3 million of net investment in foreign wholly-owned subsidiaries.  We do not hedge the foreign exchange rate risk inherent with this non-U.S. Dollar denominated investment.

       We enter into forward currency exchange contracts related to both future purchase obligations and other forecasted transactions denominated in non-functional currencies, primarily repayments of foreign currency intercompany transactions. Certain of these forward currency exchange contracts qualify as cash flow hedging instruments and are highly effective.  In accordance with authoritative guidance over accounting for derivative instruments and hedging activities, we recognize the amount of hedge ineffectiveness for these hedging instruments in our Consolidated Statement of Operations.  The hedge ineffectiveness on our designated cash flow hedging instruments was not a significant amount for the three months ended December 31, 2009 and 2008, respectively.  Our principal foreign currency exposures relate to the Euro, British Pound, Australian Dollar, New Zealand Dollar, Malaysian Ringgit and Brazilian Real.  Our forward contracts have original maturities of one year or less.

The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is being applied as of December 31, 2009 and September 30, 2009:

As of
	December 31,	September 30,
	2009	2009

Notional value	$2.9 million	$5.5 million
Fair market value	$0.0 million	$(0.3) million
Maturity Dates	January through April 2010	October 2009
through January 2010

When it is determined that a derivative has ceased to be a highly effective hedge, or that forecasted transactions have not occurred as specified in the hedge documentation, hedge accounting is discontinued prospectively.  As a result, these derivatives are marked to market, with the resulting gains and losses recognized in the Consolidated Statements of Operations.

Foreign Currency Intercompany Accounts and Notes Receivable.  As mentioned above, from time-to-time, the Company’s U.S. subsidiaries provide capital to the Company’s foreign subsidiaries through U.S. Dollar denominated interest bearing promissory notes.  In addition, certain of the Company’s foreign subsidiaries also provide other foreign subsidiaries with access to capital through foreign currency denominated interest bearing promissory notes.  Such funds are generally used by the Company’s foreign subsidiaries to purchase capital assets and/or for general working capital needs.  The Company’s U.S. subsidiaries also sell products to the Company’s foreign subsidiaries in U.S. Dollars on trade credit terms.  In addition, the Company’s foreign subsidiaries sell products to other foreign subsidiaries denominated in foreign currencies that may not be the functional currency of one or more of the foreign subsidiaries that are parties to such intercompany agreements.  These intercompany debts are accounted for in the local functional currency of the contracting foreign subsidiary, and are eliminated in the Company’s Consolidated Balance Sheet.  At December 31, 2009, the Company had the following significant outstanding intercompany amounts as described above:

Country of subsidiary with	Country of subsidiary with	Amount in US$ as of	Currency denomination
intercompany receivable	intercompany payable	December 31, 2009	of receivable
US	Australia	$5.1 million	United States Dollar
Holland	UK	$3.5 million	Great Britain Pound
Holland	Australia	$2.8 million	Australian Dollar
US	Malaysia	$1.3 million	United States Dollar

Because these intercompany lending transactions are denominated in various foreign currencies and are subject to financial exposure from foreign exchange rate movement from the date a loan is recorded to the date it is settled or revalued, any appreciation or depreciation of the foreign currencies in which the transactions are denominated could result in a gain or loss, respectively, to the Consolidated Statement of Operations, subject to forward currency exchange contracts that we enter into to mitigate this risk.  The following table includes the total value of foreign exchange contracts outstanding for which hedge accounting is not being applied as of December 31, 2009 and September 30, 2009.

As of
	December 31,	September 30,
	2009	2009

Notional value	$10.7 million	$9.0 million
Fair market value	$(0.1) million	$0.0 million
Maturity Dates	January through March 2010	October 2009
through January 2010

The Company also marks to market the underlying transactions related to these foreign exchange contracts which offsets the fluctuation in the fair market value of the derivative instruments.  As of December 31, 2009, the net unrealized gain or loss on these derivative instruments and their underlyings was insignificant.

Interest Rate Swaps. In some circumstances, the Company enters into interest rate swap agreements that mitigate the exposure to interest rate risk by converting variable-rate debt to a fixed rate. The interest rate swap is marked to market in the balance sheet.

As of December 31, 2009, the Company has $10.1 million in notional interest rate swaps.  The estimated fair value of these interest rate swaps as of December 31, 2009, was a liability of $0.3 million.  The fair value is an estimate of the net amount that the Company would pay on December 31, 2009 if the agreements were transferred to another party or cancelled by the Company.

Please refer to Note 15 – “Fair Value Measurements of Assets and Liabilities” for additional disclosures related to the Company’s forward foreign exchange contracts and interest rate swaps.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, see Note 8 – “Commitments and Contingencies” to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 7, under the heading "Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results.  There have been no material changes in our Risk Factors as disclosed in our Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.

ITEM 6.  EXHIBITS

The following instruments and documents are included as Exhibits to this Form 10-Q:

Exhibit No.		Exhibit
2.1	—
Agreement and Plan of Merger, dated as of December 2, 2009, by and among A. Schulman, Inc., Wildcat Spider, LLC and ICO, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K dated December 1, 2009).

10.1	—
Limited Consent Agreement, dated as of December 1, 2009, among ICO, Inc., Bayshore Industrial L.P. and ICO Polymers North America, Inc. (as Borrowers), KeyBank National Association, Wells Fargo Bank, National Association and the other lending institutions named therein (as Lenders); and KeyBank National Association (as an LC Issuer, Lead Arranger, Bookrunner, Administrative Agent and Syndication Agent”) (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2009).

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

ICO, Inc.
(Registrant)

February 4, 2010	/s/ A. John Knapp, Jr.
A. John Knapp, Jr.
President, Chief Executive Officer, and
Director (Principal Executive Officer)

/s/ Bradley T. Leuschner
Bradley T. Leuschner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)